Form 10-K405
period 1994-12-31
COGNEX CORP
filed 1995-03-27
CIK 851205

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
    X    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1994
or                                                            -----------------

   ___   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) for the transition period from _________ to _________


                         COMMISSION FILE NUMBER 0-17869

                               COGNEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                            04-2713778
 --------------------------------                           ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                                One Vision Drive
                          Natick, Massachusetts  01760
                                 (508) 650-3000
  (Address, including zip code, and telephone number, including area code, of principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                                   No
                      -----                                      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of voting stock held by non-affiliates as of February 26, 1995:  $396,823,545
                                               ------------
                $.002 par value common stock outstanding as of
                    February 26, 1995:  18,762,471 shares
                                        -----------------

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 1994, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 1995 Annual Meeting of Stockholders to be held on April 25, 1995, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on page 19.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      COGNEX CORPORATION ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994


                                     INDEX


PART I
ITEM 1.        BUSINESS
ITEM 2.        PROPERTIES
ITEM 3.        LEGAL PROCEEDINGS
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A.       EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.        SELECTED FINANCIAL DATA
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.       EXECUTIVE COMPENSATION
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

  ITEM 1.  BUSINESS

  GENERAL

     Cognex Corporation ("Cognex" or the "Company," each of which term includes, unless the context indicates otherwise, Cognex Corporation and its subsidiaries) was incorporated in Massachusetts in 1981. Its principal executive offices are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.

     The Company designs, develops, manufactures, and markets a family of machine vision systems - or computers that can "see." Cognex machine vision systems, which consist of hardware and software designed specifically for industrial machine vision, are used to replace human vision in a wide range of manufacturing processes. When connected to a video camera, a Cognex machine vision system captures an image of each object in the manufacturing process and uses sophisticated image analysis software to extract information from that image. For example, a machine vision system can locate an object, read alphanumeric characters, measure dimensions, or detect flaws. Cognex machine vision systems are used in a variety of industries including the electronics, semiconductor, automotive, pharmaceutical, and graphic arts industries for applications in which human vision is inadequate due to fatigue, visual acuity or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor and improved product quality.

     The Company's business strategy is to develop and sell standard products - proprietary vision software together with vision hardware (vision engines) - which require minimal customization and support by the Company. The Company primarily markets to sophisticated customers such as original equipment manufacturers (OEMs) who have the ability to configure their own vision solutions using the software tools and hardware platforms provided by the Company. This strategy has permitted the Company to focus its engineering resources on expanding its own product line and on developing proprietary vision technology.

     The strategy of selling standard products in high volume without extensive support by the Company requires a close match between the product's useability and functionality and the customer's capabilities and needs. Cognex's traditional products are "building blocks," both software and hardware, from which its customers can construct a vision solution. Although the Company's traditional products require that the customer have detailed expertise in computer programming, the customer need not have in-depth knowledge of image processing or image analysis since the Company's vision software products provide that expert knowledge in the form of subroutines.

     The Company's primary customers, OEMs in the electronics and semiconductor industries, are principally located in Japan and North America. In 1994, sales outside of the United States accounted for approximately 62% of the Company's revenue.

     In March 1994, the Company introduced a new vision system, known as Checkpoint. The Company is marketing Checkpoint directly to end-users and system integrators, which represents an expansion beyond its traditional OEM customer base. The Checkpoint machine vision system is designed for the end-user marketplace, providing an "easy-to-use" interface that allows factory engineers in a wide range of industries to implement machine vision solutions for the production floor. The Company believes that Checkpoint allows end-users without detailed experience in computer programming or knowledge of image processing or image analysis to construct a vision solution.

  INDUSTRY BACKGROUND

     A machine vision system is a computer-based image analysis machine which replaces human vision for tasks in which human vision is inadequate due to fatigue, visual acuity or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor and improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes.

     A machine vision system consists of pattern recognition software and high-speed computer hardware which is specially designed to run the software in real-time. In most machine vision applications, a camera captures an image of the object to be inspected and sends that image to the machine vision computer. The machine vision system then uses the sophisticated software and special- purpose hardware to analyze the image of the object and derive some answer, such as whether an aspirin bottle contains the correct printed information. Once the machine vision system has determined the answer, it can output these results to a monitor for review by the operator or it can use these results to control other equipment. For instance, if the label on an aspirin bottle does not pass inspection, the machine vision system can signal a diverter to send that bottle down a reject conveyor. Machine vision systems can provide four types of answers:

 QUESTION              DESCRIPTION                               EXAMPLE

 GUIDANCE
 --------
 Where is it?          Determining the exact physical            Determining the position of a printed
                       location of an object.                    circuit board so that a robot can
                                                                 automatically be guided to insert
                                                                 electronic components.

 IDENTIFICATION
 --------------
 What is it?           Identifying an object by analyzing        Identifying the serial number on an
                       its shape or by reading a serial          automotive airbag so that it can
                       number on it.                             be tracked and processed correctly
                                                                 through manufacturing.
 INSPECTION
 ----------
 How good is it?       Inspecting an object for flaws or         Inspecting the quality of printing on
                       defects.                                  pharmaceutical labels and packages.

 GAUGING
 -------
 What size is it?      Determining the dimensions                Determining the diameter of a
                       of an object.                             bearing prior to final assembly.

  [Diagram of how a machine vision system works:
  The diagram depicts a machine vision system capturing images of aspirin bottle labels to be inspected, analyzing those images, and determining whether the labels contain the correct printed information. The results are displayed on a monitor for review by an operator and the aspirin bottle is diverted to a reject bin if the label does not pass inspection.]


  MARKETS, CUSTOMERS, AND APPLICATIONS

     The Company's current products are designed for factory automation because the Company believes that this market currently offers the greatest opportunity for selling standard products in high volume. Within the factory automation marketplace, the Company has historically focused primarily on those customers who must have machine vision because of the increasing complexity of their products or manufacturing methods.

     The Company currently markets primarily to OEMs principally located in Japan and North America who supply automation equipment to the electronics and semiconductor industries. The value of automation is high in these industries because the products produced, such as semiconductor chips, hybrid circuits, and printed circuit boards, have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and finer circuit paths require manufacturing and testing equipment capable of extremely accurate alignment and motion control which can only be achieved by using machine vision. Customers in these industries, moreover, also employ knowledgeable engineers who are competent to work with computer-related equipment.

     In addition to selling traditional machine vision systems to OEMs, the Company's products are also sold to sophisticated system integrators and advanced manufacturing engineers serving the automotive, pharmaceutical, and graphic arts industries. Current users of the Company's traditional products typically have extensive programming experience, therefore, programmable Cognex products are able to effectively meet their needs and requirements.

     In March 1994, the Company introduced a new vision system, known as Checkpoint, and began early shipments in April 1994 to a limited number of customers. In August 1994, the Company released Version 1.2 of Checkpoint and is currently shipping this release to existing and certain additional customers. The Company markets Checkpoint directly to end-users and system integrators such as manufacturers of medical devices, batteries, power tools, disposable consumer goods, and electronic components, which represents an expansion beyond its traditional OEM customer base. The Checkpoint machine vision system is designed for the end-user marketplace, providing an "easy-to-use" interface that allows factory engineers in a wide range of industries to implement machine vision solutions for the production floor. The Company believes that Checkpoint allows end-users to construct a vision solution without detailed experience in computer programming or knowledge of image processing or image analysis.

  TRADITIONAL MACHINE VISION PRODUCTS

     Cognex machine vision systems are comprised of both machine vision software and machine vision hardware. The Company's products are "building blocks" of software and hardware that have been designed to give customers the flexibility to easily configure complete vision solutions without requiring extensive in-house expertise in image processing or analysis. Cognex offers a library of vision software tools, as well as a family of board-level vision hardware that ranges in performance and platform. The customer first chooses the most appropriate software tools from the vision software library and then selects the best vision hardware on which to run the software. All Cognex vision hardware is functionally and software compatible across product lines. Because of the Company's product strategy, its customers are given the flexibility to configure their own vision solutions to a broad range of complex vision problems without detailed support from Cognex.

     When purchasing products from the Company, the customer pays for each vision engine as well as a license fee per engine for each software tool used in the vision solution. Because the Company's products are modular, the customer licenses only the software tools required and chooses the vision hardware with the price and performance that best meets the application needs. The typical Cognex machine vision solution, including hardware and software, ranges from $7,500 to $20,000 and the Company estimates that an aggregate of approximately 24,000 Cognex machine vision systems had been sold as of December 31, 1994.

     SOFTWARE PRODUCTS

     The complete software package which is required to solve a customer's vision problem is built from three different levels of software provided by the Company: system software, image processing software, and image analysis software. By writing simple C routines which interconnect various Cognex software modules from each of these three levels, the Company's customers "build" their own unique software solutions to address their particular vision problems. A description of the three different levels of software is as follows:

      System Software. The system software level provides the utilities needed to program and operate the vision system. The system software includes software for acquiring, storing, and displaying images, as well as Cognex's proprietary incremental C compiler with a C run-time library, interface software for communicating with other devices, and software for controlling high-speed transmission of data into and out of the vision system.

     Image Processing Software. The image processing level contains software which manipulates images (usually before they are analyzed by subsequent image analysis routines). These tools can be used to simplify raw video images or alter images to increase processing speed and image storage capacity. Image processing can correct rotation, scale, and aspect ratio of an image in order to compensate for non-uniform optics, uncertainty in part positioning, or mechanical constraints that require awkward viewing angles. In addition, the image processing functions provide several methods for reducing the effects of video noise, such as averaging images together or spatially filtering a single image.

     Image Analysis Software.   The image analysis level embodies Cognex's most
  important and valuable technology. These software tools extract information from either raw or processed images and make decisions regarding items in those images. By providing this high level of software, Cognex has made machine vision solutions available to a broader range of customers. Examples of image analysis software tools include Search for locating patterns, Golden Template Comparison (GTC) for locating defects, and Optical Character Recognition for reading characters.

     Application Software. Cognex also offers Application Software products which are "packaged" software products designed to solve targeted problems without any customization by the Company or its customers. These software tools combine a series of system software, image processing software, and image analysis software tools to solve specific problems. For example, the Fiducial Finder tool locates fiducial, or alignment, marks on printed circuit boards and the PQI tool quickly and accurately inspects print produced by laser, pad, or offset printing equipment.

     HARDWARE PRODUCTS

     The Company supplies a family of machine vision hardware with a wide range of price and performance levels. Customers select the Cognex vision hardware which best matches the requirements of each application. A description of the family of machine vision hardware products is as follows:

     Standard Machine Vision Platforms. Cognex offers a variety of standard, programmable machine vision platforms on which to run the Cognex software tools. The Cognex 2000 and 3000 Series, consisting of the 2000, 3100, and 3400, are proprietary, single-board vision systems that provide a range of performance levels for solving complex gauging, guidance, inspection, and identification tasks. The Cognex 4000 Series are a group of VMEbus-based, board-level vision systems that plug directly into a VME backplane. This family includes the low-end Cognex 4100 and 4200, as well as the high-end Cognex 4400. The Cognex 5000 Series are the first complete machine vision systems designed to plug into any ISA/ATbus personal computer. All of these vision systems are software compatible, allowing customers to readily upgrade to higher performance systems or to change platforms as application needs change.

     Application-Specific Products. The Company also offers a family of application-specific hardware products that are designed to solve specific tasks. The Cognex 1500 Simple Alignment System is an easy-to-use, low-cost vision system suitable for such tasks as aligning printed circuit boards prior to screen printing, drilling, or epoxy dispensing. The Cognex 1600 Character Recognition System is an easy-to-use system designed to read even the most degraded serial numbers from semiconductor wafers with near 100% accuracy. Both of these vision systems offer simple menu interfaces that allow customers to quickly and accurately configure the systems to solve tasks without the need for C programming.

     Custom Vision Chips. To boost the processing power of its boards, Cognex has developed three custom vision chips: VC-1, VC-2, and VC-3. These chips, which can be purchased with most of Cognex's standard machine vision platforms, provide the processing power of multiple boards or chip sets. The chips enhance the price/performance of Cognex's products and currently provide a significant competitive advantage to the Company. The patented VC-1 chip is an application-specific integrated circuit designed to run image processing and image analysis algorithms at high speeds. The VC-2 chip performs image processing functions that are optimized for machine vision tasks, which enables the Company's vision systems to address a new class of flaw and defect detection applications. The VC-3 chip, introduced during the second half of 1994, takes advantage of advances in semiconductor technology to greatly speed up existing VC-1 functions in addition to adding several new image analysis capabilities.

  CHECKPOINT

     In March 1994, the Company introduced a new vision system, known as Checkpoint, and began early shipments in April 1994 to a limited number of customers. In August 1994, the Company released Version 1.2 of Checkpoint and is currently shipping this release to existing and certain additional customers. The Company markets Checkpoint directly to end-users and system integrators, which represents an expansion beyond its traditional OEM customer base. The Checkpoint machine vision system is designed for the end-user marketplace and combines the Company's proven vision technology with a new and unique graphical user interface. The Company believes that Checkpoint allows factory floor engineers in a wide range of industries to design machine vision solutions for the production floor, even if such engineers have little programming or machine vision experience. However, the deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines. As of December 31, 1994, the Company had received orders for Checkpoint from approximately 78 customers, who collectively have ordered approximately 167 units.

     A Checkpoint unit includes pre-packaged existing software (system software, image processing software, and image analysis software), standard hardware (Checkpoint Model 400 vision processor), and Microsoft Windows-based application development software. Engineers using Checkpoint create a vision program based upon a personal computer (PC) running Checkpoint's Windows-based application builder. The PC communicates with the Checkpoint vision system over a serial line at development time. Then, at run-time, the vision system is deployed as a stand-alone unit on the factory floor utilizing a custom graphic operator interface created by the developer with Checkpoint.

     The library of vision tools available with Checkpoint enables users to solve a wide range of inspection, gauging, and assembly verification problems. Checkpoint's gray-scale vision tools provide advanced object location and inspection technology and are accessed at development time via PC menus in a Microsoft Windows environment or vision system icons. Checkpoint's vision tools are supported by Cognex's most powerful vision hardware platforms including Cognex's proprietary vision coprocessors.

     Manufacturing engineers utilize pull-down menus and dialog boxes in Checkpoint's Windows graphic user interface to create customized vision applications. This "point and click" programming environment directs engineers to construct vision routines in a new way. A developer combines Checkpoint's high-level vision, I/O, and operator interface tools with conventional programming elements such as English-language variables, expressions, and statements. This enables the developer to focus on tasks associated with solving the overall vision application, freeing the developer from the memorized detail and mechanical complexity of traditional vision system programming.

  SALES AND SERVICE

     The Company's business strategy is to develop and sell standard products - proprietary vision software together with vision hardware (vision engines) - which require minimal customization and support by the Company. The Company primarily markets to sophisticated customers such as OEMs who have the ability to use the Company's traditional products to configure their own vision solutions using the software tools and hardware platforms provided by the Company. The strategy of selling standard products in high volume without extensive support by the Company requires a close match between the product's useability and functionality and the customer's capabilities and needs.

     The Company employs direct sales personnel for all accounts in North America and Japan, and sells through a direct sales force and through distributors in Europe. The Company's distributors do not have any rights of return and payment for products is due upon delivery. Distributors generally have non-exclusive distribution rights and there may be more than one distributor per territory.

     The Company markets its products in North America through a direct sales force operating out of its Natick, Massachusetts headquarters, its Regional Technology Center in Mountain View, California, and its sales office in Illinois. The Company markets its products in Japan through a direct sales force operating out of its wholly-owned subsidiary, Cognex K.K. The Company also has sales offices in Wiesbaden, Germany; Rueil, France; and Hertfordshire, England, where the Company sells through a direct sales force and through distributors. In January 1995, the Company opened a sales office in Singapore, where the Company sells through a direct sales force and through distributors to customers located in the Pacific Rim. At December 31, 1994, the Company's direct sales and service force consisted of 59 professionals, including sales and application engineers. A significant portion of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent potential volume purchases and long-term relationships. Opportunities that represent single unit sales or turnkey system requirements are qualified by the sales engineer and turned over to an independent system integrator or OEM that uses the Company's products.

     The Company is currently marketing Checkpoint through a direct sales force in the United States, focusing primarily on large manufacturing companies with prior machine vision experience. As Checkpoint becomes more widely accepted, the Company anticipates establishing worldwide distribution channels of system integrators and distributors for Checkpoint distribution. The Checkpoint system is sold with training provided by the Company and a one year warranty. In addition, the Company offers an optional support plan, known as "AE On-Line," to Checkpoint customers that incorporates a multimedia product to allow remote access and problem-solving capability from Cognex's support staff. The Company also has an organization to support the anticipated needs of the end-user market. This group, Customer
  Satisfaction, is responsible for education and training, technical support including AE On-Line, and vision application consulting. The deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines. The limited number of system integrators worldwide who are experienced with deploying machine vision systems currently affects, and is expected to continue to affect for the foreseeable future, the rate of deployment of Checkpoint.

     International sales accounted for approximately 62%, 60%, and 49% of revenue in 1994, 1993, and 1992, respectively. One international customer based in Japan, Fuji America Corporation, accounted for 20%, 24%, and 14% of the Company's business in 1994, 1993, and 1992, respectively. Information with respect to significant customers and export sales may be found in the Notes to the Consolidated Financial Statements, appearing on page 29 of the Annual Report to Stockholders for the year ended December 31, 1994, which is
  Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.

     The Company sells its products to customers that have entered or are expected to enter into volume discount purchase contracts with the Company. These contracts are typically for one year and have associated delivery schedules. No orders are booked for delivery beyond six months.

     The Company provides software update service and hardware maintenance on both a contract and a time and material basis. Software updates are provided via floppy disks and hardware maintenance is provided by exchanging printed circuit boards. Programming application services can be contracted with the Company for projects on a time and materials basis only when doing so enhances the sale of the Company's standard products. Training courses are provided by the Company in Natick, Massachusetts; Mountain View, California; and Tokyo, Japan, as well as at the customer site when required. These courses provide the user with both lecture and laboratory sessions covering the use of Cognex products.

  RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company engages in research, development and engineering ("R, D & E") to enhance its existing products and to develop new products to meet market opportunities. The R, D & E organization consists of software engineering, research and development, hardware engineering, and the custom products development and advanced end-user vision systems groups. Software engineering is responsible for product development of image processing and image analysis tools, as well as the maintenance, quality assurance, and documentation of vision software products. The research and development group focuses its energies on enhanced vision technology capabilities. Hardware engineering is involved in the development of hardware products, primarily the new vision engines and vision chips. The custom products development group is engaged in the software development of application-specific products. These are software products for the wire bonder, surface mount device, and pick and place applications. The advanced end-user vision systems group develops Checkpoint, the new vision product.

     The Company's primary emphasis is on the development of new vision
  software capabilities and vision hardware platforms.   At December 31, 1994,
  the Company employed 75 professionals in R, D & E, most of whom are software developers. The Company's R, D & E expenses were $9,933,000, $6,205,000, and $5,622,000 in 1994, 1993, and 1992, respectively.

  COMPETITION

     The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Some or all of these competitors may have greater financial and other resources than the Company. The Company considers itself to be one of the leading machine vision companies in the world. However, reliable estimates of the machine vision market and the number of competitors are almost nonexistent, primarily because of definitional confusion and a tendency toward double-counting of sales. The principal competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under "real-world" operating conditions, flexibility, programmability, and the availability of application support from the supplier. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to the simpler guidance and gauging applications.

  MANUFACTURING

     The Company's manufacturing consists of final assembly, burn-in, final test, quality control, and shipment of systems and board-level products. Major components such as semiconductors, raw boards, and passive components are purchased by the Company and shipped to third parties for assembly and initial testing. Certain subassemblies are assembled in-house. Materials such as electronics components and sheet metal parts are purchased, inspected, and warehoused by the Company utilizing its own purchasing agents, materials personnel, and quality control inspectors. Some of the electronic components are tested and burned in before assembly. The Company puts together kits of components at its warehouse and supplies them to the third party contractor for assembly. In some cases, components are stored and kitted by the supplier and sent directly to the third party contractor. The third party contractor assembles and performs initial testing of the product, using fixtures and programs owned by the Company, and returns the product to the Company for quality inspection, burn-in, and final testing. The Company packages and ships its products to customers from its manufacturing facility in Needham, Massachusetts. Certain components purchased by the Company are presently available from a single source.

  BACKLOG

     The Company's backlog at December 31, 1994 was approximately $16,827,000, compared to $12,214,000 at December 31, 1993. Backlog reflects purchase orders for products scheduled for shipment within six months. The level of backlog at any particular date is not necessarily indicative of the future operating performance of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

  PATENTS AND LICENSES

     Since the Company relies on the technical expertise, creativity, and know-how of its personnel, trade secret protection, as well as patent and copyright protection, are used to safeguard its competitive position. In addition, the Company makes use of non-disclosure agreements with customers, consultants, suppliers, and employees. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. However, there can be no assurance that any of the above measures will be adequate to protect the proprietary technology of the Company.

     The Company has been granted the following United States patents:
  #4,728,195 "Method for Imaging Printed Circuit Board Component Leads," issued March 1988; #4,972,359 "Digital Image Processing System" (VC-1 vision chip), issued November 1990; #5,367,439 "System for Frontal Illumination," issued November 1994; and #5,371,690 "Method and Apparatus for Inspection of Surface Mounted Devices," issued December 1994. In addition, over twenty patent applications are pending in the United States Patent Office, over ten of which were filed in 1994 as part of an ongoing patent protection program. Additionally, the first of a series of international patent filings was recently completed. The pending patent applications cover a range of technology, including hardware and software.

     The Company's software products are generally licensed to customers pursuant to a license agreement that restricts the use of the products to the customer's purposes on a designated Cognex machine vision engine. The Company has made portions of the source code available to certain customers and OEMs under very limited circumstances and for restricted uses. If source code is released to a customer or re-licenser, the customer or re-licenser is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance. Effective patent, copyright, and trade secret protection may be unavailable in certain foreign countries.

     Some users of the Company's products have received notice of patent infringement from Technivision Corporation and Jerome H. Lemelson alleging that their use of the Company's products infringe certain patents issued to Mr. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of Mr. Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. Certain of the users of the Company's products currently are engaged in litigation with Mr. Lemelson/Technivision involving certain of these patents and the validity of those patents has been placed in issue. Although the Company has not been named in this litigation, it entered into a joint defense agreement with a named party therein, which has recently entered into a settlement agreement with Mr. Lemelson for reasons unknown to the Company. The Company is not a party to that settlement and has no indemnification claims, nor obligations for such, with respect to the settlement. Certain products sold by the Company, as well as products of others, were identified in connection with this litigation as part of an allegedly infringing use.

     Litigation with respect to the Company's products at issue has been stayed for purposes of case management. Accordingly, any decision on the merits of this case regarding the Company's products is expected to be delayed at least until the litigation with respect to the products of others is settled or adjudicated. As a result, the Company's participation in this litigation may be required in the future. The Company may incur significant costs with respect to such participation, or if it is required to indemnify any purchasers or users of the Company's products for damages or expenses resulting from the litigation. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, or the effect of such litigation on the operating results of the Company. The Company does not believe its products infringe any valid and enforceable claims of Mr. Lemelson's patents.

  EMPLOYEES

     At December 31, 1994, the Company employed 220 persons, including 80 in sales, marketing and support activities; 75 in research, development and engineering; 29 in manufacturing and quality assurance; and 36 in management, administration and finance. Of those employees, 149 were based in the Company's Natick, Massachusetts facility; 28 in the Needham, Massachusetts facility; 8 in the Mountain View, California sales office; 1 in the Illinois office; 24 in the Tokyo, Japan office; 3 in the Wiesbaden, Germany office; 4 in the Rueil, France office; and 3 in the Hertfordshire, England office.
  None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

  ITEM 2:  PROPERTIES

     In 1994, the Company purchased and renovated a 100,000 square foot building located in Natick, Massachusetts. The Company's corporate headquarters, principal administrative, sales and marketing, research and development, and support personnel are located in this facility. In addition, the Company leases a facility in Needham, Massachusetts for its manufacturing operations. It also leases sales offices in the United States in California and Illinois, as well as in Tokyo, Japan; Wiesbaden, Germany; Rueil, France; and Hertfordshire, England.

  ITEM 3:  LEGAL PROCEEDINGS

     To the Company's knowledge, there are no pending legal proceedings, other than as described in "Business - Patents and Licenses," which are material to the Company to which it is a party or to which any of its property is subject. From time to time, however, the Company may be subject to various claims and lawsuits by customers and competitors arising in the normal course of business, including suits charging patent infringement.

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the year ended December 31, 1994 to a vote of security holders through solicitation of proxies or otherwise.

  ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

     The executive officers of the Company, the age of each, and the period during which he has served in his present office are as follows:

  NAME                     AGE      OFFICE
  ----                     ---      ------
  Robert J. Shillman       48       President, Chief Executive Officer, and Chairman
                                      of the Board of Directors
  Patrick A. Alias         49       Executive Vice President of Sales and Marketing
  Richard B. Snyder        51       Executive Vice President of Operations
  John J. Rogers, Jr.      37       Vice President, Chief Financial Officer, and
                                      Treasurer

     Mr. Shillman, founder of the Company, has served as its President, Chief Executive Officer, and Chairman since its organization in 1981.

     Mr. Alias joined the Company in 1991 as Executive Vice President of Sales and Marketing. From 1990 to 1991, he served as President of Gimeor SA, a manufacturer of CAD/CAM software. From 1988 to 1990, he served as Executive Vice President of Sales and Marketing for Polygen Corporation, a manufacturer of molecular design software.

     Mr. Snyder joined the Company in 1991 as Executive Vice President of Operations. From 1981 to 1991, he held various positions within Prime Computer, including President and General Manager, Computer Systems Business Unit, Vice President Engineering, Vice President Systems Marketing and Development, and Vice President Software Development. The Computer Systems Business Unit of Prime Computer manufactures minicomputers and CAD/CAM systems.

     Mr. Rogers joined the Company in 1991 as Director of Finance and Administration and was appointed Vice President of Finance and Administration and Treasurer in 1993, and Chief Financial Officer in 1994. From 1989 to 1991, he served as Senior Manager of Financial Control and Analysis for the Waters Division of Millipore Corporation, a manufacturer of liquid chromatography equipment. Mr. Rogers is a certified public accountant.

     Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and the executive officers of the Company.

                      OTHER MEMBERS OF THE MANAGEMENT TEAM

  NAME                     AGE        OFFICE
  ----                     ---        ------
  Marilyn Matz             41         Vice President of Software Engineering
  Kris Nelson              47         Vice President of North American Sales
  Hironobu Ohgusu          55         President of Cognex K.K.
  Henk Schalke             49         Vice President of Engineering
  David Schatz             37         Vice President of Corporate Development
  William Silver           41         Vice President of Research and Development


     Messrs Schatz and Silver, and Ms. Matz have been employed by the Company in their present or other capacities for no less than the past five years.

     Mr. Nelson joined the Company in 1990 as Director of North American Sales and was appointed Vice President of North American Sales in 1993. From 1988 to 1990, he served as Vice President of Sales and Marketing for the Poly-Flex Circuits Division of Cookson America Inc., a manufacturer of polymer thin film circuit assemblies.

     Mr. Ohgusu joined the Company in 1992 as President of Cognex K.K., the Company's Japanese subsidiary. From 1989 to 1992, he served as President and CEO of Lonrho International Networks, Ltd., a manufacturer of computer diagnostic software.

     Mr. Schalke joined the Company in 1991 as Vice President of Engineering. From 1988 to 1990, he served as Vice President and General Manager for the Small Systems product line of Concurrent Computer Corporation, a manufacturer of real-time computer systems.

                                    PART II

  ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 32, and the section captioned "General Information," appearing on page 33 of the Annual Report to Stockholders for the year ended December 31, 1994, which is Exhibit 13 hereto, and is incorporated herein by reference.

     The Company has never declared or paid cash dividends on shares of common stock. The Company currently intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Board of Directors of the Company, will be subject to applicable law, and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.

  ITEM 6:  SELECTED FINANCIAL DATA

     Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 31 of the Annual Report to Stockholders for the year ended December 31, 1994, which is
  Exhibit 13 hereto, and is incorporated herein by reference.

  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 12 through 16 of the Annual Report to Stockholders for the year ended December 31, 1994, which is Exhibit 13 hereto, and is incorporated herein by reference.

  ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item, which includes the financial statements and related notes thereto, auditor's report, and supplementary data, may be found on pages 17 through 32 of the Annual Report to Stockholders for the year ended December 31, 1994, which is Exhibit 13 hereto, and is incorporated herein by reference.

  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting or financial disclosure during 1994 or 1993.

                                    PART III

  ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1995 Annual Meeting of Stockholders to be held on April 25, 1995. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant" in Part I of this Annual Report on Form 10-K.

  ITEM 11:  EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1995 Annual Meeting of Stockholders to be held on April 25, 1995. Such information is incorporated herein by reference.

  ITEM 12:  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1995 Annual Meeting of Stockholders to be held on April 25, 1995. Such information is incorporated herein by reference.

  ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None

                                    PART IV

  ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1)  Financial Statements

            The following consolidated financial statements of Cognex Corporation and the independent accountants' report relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 1994, which is Exhibit 13 hereto, and is incorporated herein by reference:

            Report of Independent Accountants for the years ended December
              31, 1994, 1993 and 1992

            Consolidated Statements of Income for the years ended December 31,
              1994, 1993 and 1992

            Consolidated Balance Sheets at December 31, 1994 and 1993

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

            Consolidated Statements of Cash Flows for the years ended December
              31, 1994, 1993 and 1992

            Notes to Consolidated Financial Statements

       (2)  Supplemental Schedules

            Included at the end of this report are the following:

            Report of Independent Accountants on the Financial Statement
              Schedule

            Schedule II - Valuation and Qualifying Accounts

            Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       (3)  Listing of Exhibits

            The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on page 19, immediately preceding such Exhibits.

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cognex Corporation

                                        /s/ Robert J. Shillman
                                        ------------------------------
                                        Robert J. Shillman, President

                                        March 27, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                         Title                                       Date
  ---------                         -----                                       ----
  /s/ Robert J. Shillman            President, Chief Executive Officer,         March 27, 1995
  ----------------------            and Chairman of the Board of Directors
  Robert J. Shillman                (principal executive officer)


  /s/ John J. Rogers, Jr.           Vice President, Chief Financial             March 27, 1995
  -----------------------           Officer, and Treasurer
  John J. Rogers, Jr.               (principal financial and accounting
                                    officer)

  /s/ William Krivsky               Director                                    March 27, 1995
  -------------------
  William Krivsky

  /s/ Patrick Sansonetti            Director                                    March 27, 1995
  ----------------------
  Patrick Sansonetti

  /s/ Anthony Sun                   Director                                    March 27, 1995
  ---------------
  Anthony Sun

  /s/ Rueben Wasserman              Director                                    March 27, 1995
  --------------------
  Rueben Wasserman


                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Cognex Corporation:

   Our report on the consolidated financial statements of Cognex Corporation has been incorporated by reference in this Form 10-K from page 30 of the 1994 Annual Report to Stockholders of Cognex Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules for each of the three years in the period ended December 31, 1994 listed in Item 14(a) of this Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts                   COOPERS & LYBRAND L.L.P.
January 23, 1995

                                                                                                   SCHEDULE II

                                                  COGNEX CORPORATION
                                          VALUATION AND QUALIFYING ACCOUNTS
                                                (Dollars in thousands)

                                                                  Additions
                                                                  ---------

                                              Balance at    Charged to    Charged to                 Balance at
                                             Beginning of   Costs and       Other                      End of
  Description                                  Period        Expenses      Accounts    Deductions      Period
  ----------------------------------         ------------   ----------    ----------   ----------    ----------
  Allowance for Doubtful Accounts
    1994                                        $597           $159          --        $ (72)  (A)        $684
    1993                                         322            435          --         (160)  (A)         597
    1992                                         432             53          --         (163)  (A)         322

  Reserve for Inventory Obsolescence
    1994                                        $251           $360          --        $ (12)  (B)        $599
    1993                                         151            128          --          (28)  (B)         251
    1992                                         132             90          --          (71)  (B)         151

  (A) Specific write-offs
  (B) Specific dispositions

                                 EXHIBIT INDEX

EXHIBIT NUMBER
- --------------
      3A Articles of Organization of the Company effective January 8, 1981, as amended June 8, 1982, August 19, 1983, May 15, 1984,
               April 17, 1985, November 4, 1986, and January 21, 1987 (incorporated by reference to Exhibit 3A to the Registration Statement Form S-1 [Registration No. 33-29020]).

      3B Restated Articles of Organization of the Company effective June 28, 1989 (incorporated by reference to Exhibit 3C to the Registration Statement Form S-1 [Registration No. 33-29020]).

      3C       By-laws of the Company as amended February 9, 1990 (filed as
               Exhibit 3C to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

      4 Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement Form S-1 [Registration No. 33-29020]).

     10A Lease of property located at 150 Gould Street, Needham Heights, MA dated December 16, 1988 between the Company and Renco Investment Associates (incorporated by reference to Exhibit 10F to the Registration Statement Form S-1 [Registration No. 33-29020]).

     10B Cognex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registration Statement Form S-8 [Registration No. 33-32815]).

     10C Cognex Corporation 1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4B to Amendment No. 2 to the Registration Statement Form S-8 [Registration No. 33-31657]).

     10D Amendment to the lease of property located at 150 Gould Street, Needham Heights, MA dated May 15, 1991 between the Company and Renco Investment Associates (filed as Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

     10E Cognex Corporation 1992 Stock Option Plan (filed as Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

     10F       Cognex Corporation 1993 Director's Stock Option Plan (filed as
               Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     10G       Cognex Corporation 1993 Employee Stock Option Plan (filed as
               Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     10H Purchase and Sale Agreement with respect to the Natick Executive Park facility dated October 20, 1993 (filed as Exhibit 10L to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1993).

     11        Statement re computation of per share earnings  *

     13 Annual Report to Stockholders for the year ended December 31, 1994 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

     21        Subsidiaries of the registrant  *

     23        Consent of Coopers & Lybrand L.L.P. *

     27        Financial Data Schedule *


               * Filed herewith