Form 10-Q
period 1995-04-02
COGNEX CORP
filed 1995-05-10
CIK 851205

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 1995 or
                                                    -------------

  /  /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to __________


                        Commission File Number  0-17869
                                                -------

                               COGNEX CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Massachusetts                                    04-2713778
  -------------------------------                       -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                               One Vision Drive
                      Natick, Massachusetts  01760-2059
                                (508) 650-3000
             ----------------------------------------------------
             (Address, including zip code, and telephone number, including area code, of principal executive offices)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X           No
                                 -----            -----

        As of April 30, 1995, there were 18,886,661 shares of Common Stock, $.002 par value, of the registrant outstanding.

                           Total number of pages: 11


================================================================================

                                     INDEX


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Statements of Income for the three
           months ended April 2, 1995 and April 3, 1994
          Consolidated Balance Sheets as of April 2, 1995 and
           December 31, 1994
          Consolidated Statement of Stockholders' Equity for
           the three months ended April 2, 1995
          Consolidated Statements of Cash Flows for the three
           months ended April 2, 1995 and April 3, 1994
          Notes to Consolidated Financial Statements

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

          Signatures

                         PART I: FINANCIAL INFORMATION

 ITEM 1:  FINANCIAL STATEMENTS

                               COGNEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                         THREE  MONTHS ENDED
                                                         APRIL 2,   APRIL 3,
                                                          1995       1994
                                                         -------    -------
                                                            (UNAUDITED)
Revenue...............................................   $19,437    $12,838

Cost of revenue.......................................     3,952      2,810
                                                         -------    -------
Gross margin..........................................    15,485     10,028

Research, development and engineering expenses........     2,716      2,481

Selling, general and administrative expenses..........     5,071      3,307
                                                         -------    -------
Income from operations................................     7,698      4,240

Interest income.......................................       632        393
                                                         -------    -------
Income before provision for income taxes..............     8,330      4,633

Provision for income taxes............................     2,457      1,436
                                                         -------    -------
Net income............................................   $ 5,873    $ 3,197
                                                         =======    =======
Net income per share..................................   $   .29    $   .17
                                                         =======    =======
Weighted average common shares outstanding............    20,392     18,473
                                                         =======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                        APRIL 2,   DECEMBER 31,
                                                                          1995        1994
                                                                      -----------  ------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents...................................         $ 36,178    $ 56,326
   Investments.................................................           49,480      25,169
   Accounts receivable, less reserves of approximately
        $686 and $684 in 1995 and 1994, respectively...........           11,699       9,151
   Inventories.................................................            5,462       4,439
   Deferred income taxes.......................................            1,554       1,463
   Prepaid expenses and other..................................            1,574       1,195
                                                                        --------    --------
        Total current assets...................................          105,947      97,743
                                                                        --------    --------
Property, plant and equipment, net.............................           14,767      14,503
Other assets...................................................              565         593
                                                                        --------    --------
                                                                        $121,279    $112,839
                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................         $    967    $  1,284
   Accrued expenses............................................            5,171       5,135
   Accrued income taxes........................................            2,772       1,674
   Customer deposits...........................................              615         744
   Deferred revenue............................................              429         394
                                                                        --------    --------
        Total current liabilities..............................            9,954       9,231
                                                                        --------    --------
Stockholders' equity:
   Common stock, $.002 par value -
     Authorized: 25,000,000 shares, issued: 18,876,488 and
     18,751,935 shares in 1995 and 1994, respectively..........               38          38
   Additional paid-in capital..................................           55,314      53,633
   Cumulative translation adjustment...........................              110         (53)
   Retained earnings...........................................           56,355      50,482
   Treasury stock, at cost, 30,878 shares in 1995 and 1994.....             (492)       (492)
                                                                        --------    --------
        Total stockholders' equity.............................          111,325     103,608
                                                                        --------    --------
                                                                        $121,279    $112,839
                                                                        ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                     COMMON STOCK                                       TREASURY STOCK
                                                    ----------------                                    --------------
                                                     NUMBER    $.002  ADDITIONAL  CUMULATIVE            NUMBER            TOTAL
                                                       OF       PAR    PAID-IN   TRANSLATION  RETAINED    OF           STOCKHOLDERS'
                                                     SHARES    VALUE   CAPITAL    ADJUSTMENT  EARNINGS  SHARES  COST      EQUITY
                                                    ---------- -----  ---------  -----------  --------  ------  -----  -----------
Balance at December 31, 1994 ....................... 18,751,935  $38    $53,633      $(53)     $50,482   30,878  $(492)  $103,608
   Issuance of stock under stock option plans ......    124,553             761                                               761
   Tax benefit from the exercise of stock options ..                        920                                               920
   Translation adjustment ..........................                                  163                                     163
   Net income ......................................                                             5,873                      5,873
                                                     ----------  ---    -------      ----      -------   ------  -----   --------
Balance at April 2, 1995 (unaudited) ............... 18,876,488  $38    $55,314      $110      $56,355   30,878  $(492)  $111,325
                                                     ==========  ===    =======      ====      =======   ======  =====   ========


   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                 THREE MONTHS ENDED
                                                                 APRIL 2,    APRIL 3,
                                                                   1995        1994
                                                                 --------    -------
                                                                     (UNAUDITED)
Cash flows from operating activities:
     Net income ............................................     $  5,873    $ 3,197
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization ......................          624        360
        Tax benefit from the exercise of stock options .....          920        869
        Change in current assets and current liabilities ...       (3,367)    (1,355)
                                                                 --------    -------
     Net cash provided by operating activities .............        4,050      3,071
                                                                 --------    -------
Cash flows from investing activities:
     Purchase of investments ...............................      (28,970)    (6,086)
     Maturities of investments .............................        4,659      5,717
     Purchase of property, plant and equipment .............         (801)    (6,725)
     Decrease in other assets ..............................          116
                                                                 --------    -------
     Net cash used in investing activities .................      (24,996)    (7,094)
                                                                 --------    -------
Cash flows from financing activities:
     Issuance of stock under stock option plans ............          761        807
                                                                 --------    -------
     Net cash provided by financing activities .............          761        807
                                                                 --------    -------
Effect of exchange rate changes on cash ....................           37        (43)
                                                                 --------    -------

Net decrease in cash and cash equivalents ..................      (20,148)    (3,259)
Cash and cash equivalents at beginning of period ...........       56,326     21,833
                                                                 --------    -------
Cash and cash equivalents at end of period .................     $ 36,178    $18,574
                                                                 ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------

     Basis of Presentation
     ---------------------

     As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 27, 1995.

     In the opinion of the management of Cognex Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at April 2, 1995 and December 31, 1994, and the results of its operations and changes in stockholders' equity and cash flows for the three months ended April 2, 1995 and April 3, 1994.

     The results disclosed in the Consolidated Statement of Income for the three months ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES
- -----------

Inventories consist of the following:
(In thousands)                                     APRIL 2,     DECEMBER 31,
                                                    1995           1994
                                                 -----------    -----------
                                                 (UNAUDITED)
Raw materials                                       $3,198         $2,476
Work-in-process                                      1,621          1,604
Finished goods                                         643            359
                                                    ------         ------
                                                    $5,462         $4,439
                                                    ======         ======

PROPERTY, PLANT AND EQUIPMENT
- -----------------------------

Property, plant and equipment consist of the following:
(In thousands)                                    APRIL 2,      DECEMBER 31,
                                                    1995           1994
                                                 -----------    ------------
                                                 (UNAUDITED)
Land                                               $   800        $   800
Building                                             7,841          7,836
Building improvements                                1,173          1,107
Construction in progress                                22
Computer hardware and software                       9,531          8,772
Furniture and fixtures                               1,367          1,298
Leasehold improvements                                 294            250
                                                   -------        -------
                                                    21,028         20,063
Less: accumulated depreciation and amortization     (6,261)        (5,560)
                                                   -------        -------
                                                   $14,767        $14,503
                                                   =======        =======

                               COGNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME PER SHARE
- --------------------

Net income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Primary and fully diluted net income per share are not materially different for each of the periods presented. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenue for the three-month period ended April 2, 1995 increased 51% to $19,437,000 from $12,838,000 for the three-month period ended April 3, 1994. Contributing to the revenue increase, each of the Company's major geographic areas, the United States, Japan, and Europe, grew in excess of 40% from the first quarter of 1994 to the first quarter of 1995. The most substantial increase came from Japan, where revenue increased $3,321,000 or 62% over the comparable period in 1994.

        International revenue amounted to $11,132,000 for the three-month period in 1995 compared to $7,077,000 for the same period in 1994, an increase of 57%. Domestic revenue increased $2,544,000 or 44% for the three-month period in 1995 over the comparable period in 1994. The increase in worldwide revenue is due primarily to the growth in sales to existing customers, that is, those customers that have been with the Company for three or more years. Sales to existing customers represented 85% of revenue for the three-month period ended April 2, 1995 and increased 57% over the comparable period in 1994.

        Sales of the Cognex 2000 Series vision system decreased to 8% of revenue for the three-month period ended April 2, 1995 from 15% of revenue for the three-month period ended April 3, 1994. Sales of the Cognex 3000 Series vision system increased $1,229,000 over the comparable period in 1994 and remained relatively flat as a percentage of revenue. Sales of the Cognex 4000 Series vision system represented 41% of revenue for the three-month period in 1995 compared to 39% of revenue for the same period in 1994, an increase of $2,943,000 or 59%. Sales of the Cognex 5000 Series vision system increased $1,668,000 and represented 26% of revenue for both three-month periods.

        Gross margin for the three-month period ended April 2, 1995 increased to $15,485,000 or 80% of revenue from $10,028,000 or 78% of revenue for the three-month period ended April 3, 1994. The two point increase in the gross margin percentage is primarily due to favorable manufacturing variances and increased revenue from the Company's Customer Satisfaction group.

        Research, development and engineering expenses increased to $2,716,000 for the three-month period ended April 2, 1995 from $2,481,000 for the three-month period ended April 3, 1994. Expenses as a percentage of revenue were 14% for the three-month period in 1995 compared to 19% for the comparable period in 1994. The increase in aggregate costs is due primarily to higher personnel costs to support the Company's investment in the research and development of new and existing products. The decrease in expenses as a percentage of revenue is due to the revenue growth outpacing the investment in research and development.

        Selling, general and administrative expenses increased to $5,071,000 for the three-month period ended April 2, 1995 from $3,307,000 for the three-month period ended April 3, 1994. Expenses as a percentage of revenue remained constant at 26% for both three-month periods. The increase in aggregate costs is primarily due to higher personnel costs, both domestically and internationally, to support the Company's increased revenue and customer base.

        Interest income increased to $632,000 for the three-month period ended April 2, 1995 from $393,000 for the three-month period ended April 3, 1994. The increase in interest income is due primarily to a larger investment base.

        The Company's effective tax rate for the three-month period ended April 2, 1995 was 29.5% compared to 31.0% for the three-month period ended April 3, 1994. The decrease in the effective tax rate is primarily due to a reduction in state income taxes and an increased benefit from tax-exempt interest income resulting from a larger investment base.

 LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital and other cash requirements during the three-month period ended April 2, 1995 were met through cash flow generated from operations. Working capital at April 2, 1995 was $95,993,000, an increase of $7,481,000 from the working capital balance at December 31, 1994. Cash and investments increased $4,163,000 from December 31, 1994 primarily as a result of cash generated from operations.

        At April 2, 1995, the Company had no outstanding short-term or long-term debt. The Company has a $1,000,000 unsecured demand line of credit with a bank, which is available through August 15, 1995. There have been no borrowings under the line of credit.

        Capital requirements consist primarily of expenditures for computer hardware and software equipment. Capital expenditures in the three-month period ended April 2, 1995 were $801,000, all of which were funded out of current operations.

        The Company believes that the existing cash and investment balances, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through 1995.

                           PART II: OTHER INFORMATION


 ITEM 1.   LEGAL PROCEEDINGS

           None

 ITEM 2.   CHANGES IN SECURITIES

           None

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

 ITEM 5.   OTHER INFORMATION

           None

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     Exhibit 11 - Computation of Per Share Earnings
                     Exhibit 27 - Financial Data Schedule

           (b)       Reports on Form 8-K

                     None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 DATE: May 10, 1995       COGNEX CORPORATION

                          /s/ Robert J. Shillman
                          ----------------------------------
                          Robert J. Shillman
                          President, Chief Executive Officer, and Chairman (principal executive officer)


                          /s/ John J. Rogers, Jr.
                          ----------------------------------
                          John J. Rogers, Jr.
                          Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer)