Form 10-Q
period 1995-07-02
COGNEX CORP
filed 1995-08-04
CIK 851205

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 2, 1995 or
                                                    ------------

    ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to ____________


                        COMMISSION FILE NUMBER  0-17869
                                                -------

                               COGNEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


                 Massachusetts                                  04-2713778
        --------------------------------                    --------------------
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

        As of July 30, 1995, there were 19,209,169 shares of Common Stock, $.002 par value, of the registrant outstanding.


                           Total number of pages: 11

================================================================================

                                     INDEX


PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Consolidated Statements of Income for the three and six months ended
            July 2, 1995 and July 3, 1994
           Consolidated Balance Sheets as of July 2, 1995 and December 31, 1994 Consolidated Statement of Stockholders' Equity for the six months ended July 2, 1995
           Consolidated Statements of Cash Flows for the six months ended
            July 2, 1995 and July 3, 1994
           Notes to Consolidated Financial Statements

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

           Signatures

                         PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JULY 2,      JULY 3,         JULY 2,   JULY 3,
                                                             1995         1994            1995      1994
                                                           -------      -------         -------    -------
                                                               (UNAUDITED)                 (UNAUDITED)
Revenue.................................................   $23,722      $14,950         $43,159    $27,788

Cost of revenue.........................................     5,236        3,334           9,188      6,144
                                                           -------      -------         -------    -------
Gross margin............................................    18,486       11,616          33,971     21,644

Research, development and engineering expenses..........     3,073        2,471           5,789      4,952

Selling, general and administrative expenses............     5,810        4,150          10,881      7,457
                                                           -------      -------         -------    -------
Income from operations..................................     9,603        4,995          17,301      9,235

Interest income.........................................       668          338           1,300        731
                                                           -------      -------         -------    -------
Income before provision for income taxes................    10,271        5,333          18,601      9,966

Provision for income taxes..............................     3,030        1,653           5,487      3,089
                                                           -------      -------         -------    -------
Net income..............................................   $ 7,241      $ 3,680         $13,114    $ 6,877
                                                           =======      =======         =======    =======
Net income per share....................................   $   .35      $   .20         $   .64    $   .37
                                                           =======      =======         =======    =======
Weighted average common shares outstanding..............    20,630       18,318          20,545     18,386
                                                           =======      =======         =======    =======



  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               JULY 2,     DECEMBER 31,
                                                                                1995          1994
                                                                             -----------   ------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents   .........................................      $ 23,317     $ 56,326
    Investments   .......................................................        59,569       25,169
    Accounts receivable, less reserves of approximately $689 and $684 in
       1995 and 1994, respectively  .....................................        16,148        9,151
    Inventories   .......................................................         5,403        4,439
    Deferred income taxes   .............................................         1,652        1,463
    Prepaid expenses and other  .........................................         4,491        1,195
                                                                               --------     --------
        Total current assets  ...........................................       110,580       97,743
                                                                               --------     --------
Property, plant and equipment, net  .....................................        20,513       14,503
Other assets  ...........................................................           542          593
                                                                               --------     --------
                                                                               $131,635     $112,839
                                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable  ...................................................      $  1,060     $  1,284
    Accrued expenses  ...................................................         6,258        5,135
    Accrued income taxes  ...............................................         1,649        1,674
    Customer deposits   .................................................           744          744
    Deferred revenue  ...................................................           302          394
                                                                               --------     --------
        Total current liabilities   .....................................        10,013        9,231
                                                                               --------     --------

Stockholders' equity:
    Common stock, $.002 par value -
       Authorized: 60,000,000 shares, issued: 19,073,897 and 18,751,935
       shares in 1995 and 1994, respectively  ...........................            38           38
    Additional paid-in capital  .........................................        58,551       53,633
    Cumulative translation adjustment   .................................           143          (53)
    Retained earnings   .................................................        63,596       50,482
    Treasury stock, at cost, 37,488 and 30,878 shares in 1995 and 1994,
       respectively   ...................................................          (706)        (492)
                                                                               --------     --------
        Total stockholders' equity  .....................................       121,622      103,608
                                                                               --------     --------
                                                                               $131,635     $112,839
                                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                      COGNEX CORPORATION
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Dollars in thousands)
                                        COMMON STOCK                                             TREASURY STOCK
                                     ------------------                                       --------------------
                                     NUMBER     $.002     ADDITIONAL  CUMULATIVE            NUMBER               TOTAL
                                       OF        PAR       PAID-IN   TRANSLATION  RETAINED    OF              STOCKHOLDERS'
                                     SHARES     VALUE      CAPITAL    ADJUSTMENT  EARNINGS  SHARES     COST       EQUITY
                                   ----------  -------     -------    ----------- -------- -------   --------   ---------
Balance at December 31, 1994.....  18,751,935  $    38     $53,633    $    (53)   $50,482   30,878   $  (492)   $103,608
  Issuance of stock under
    stock option and stock
    purchase plans...............     321,962                2,128                                                 2,128
  Tax benefit from the exercise
    of stock options.............                            2,790                                                 2,790
  Common stock received for
    payment of stock option
    exercises....................                                                            6,610      (214)       (214)
  Translation adjustment.........                                          196                                       196
  Net income.....................                                                  13,114                         13,114
Balance at July 2, 1995            ----------  -------     -------    --------    -------  -------   -------    --------
  (unaudited)....................  19,073,897  $    38     $58,551    $    143    $63,596   37,488   $  (706)   $121,622
                                   ==========  =======     =======    ========    =======  =======   =======    ========

                 The accompanying notes are an integral part of these consolidated financial statements.


                               COGNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               SIX MONTHS ENDED
                                                                             JULY 2,      JULY 3,
                                                                              1995         1994
                                                                            --------     --------
                                                                                 (UNAUDITED)
Cash flows from operating activities:
    Net income  .........................................................   $ 13,114     $  6,877
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization   ...................................      1,290          750
      Tax benefit from the exercise of stock options  ...................      2,790          946
      Change in current assets and current liabilities  .................    (10,716)      (3,370)
                                                                            --------     --------
    Net cash provided by operating activities   .........................      6,478        5,203
                                                                            --------     --------

Cash flows from investing activities:
    Purchase of investments   ...........................................    (45,705)     (12,547)
    Maturities of investments   .........................................     11,305       10,368
    Purchase of property, plant and equipment   .........................     (7,202)      (7,925)
    (Increase)/decrease in other assets   ...............................        153          (51)
                                                                            --------     --------
    Net cash used in investing activities   .............................    (41,449)     (10,155)
                                                                            --------     --------

Cash flows from financing activities:
    Issuance of stock under stock option and stock purchase plans   .....      1,914        1,090
                                                                            --------     --------
    Net cash provided by financing activities   .........................      1,914        1,090
                                                                            --------     --------

Effect of exchange rate changes on cash .................................         48          (32)
                                                                            --------     --------

Net decrease in cash and cash equivalents ...............................    (33,009)      (3,894)
Cash and cash equivalents at beginning of period  .......................     56,326       21,833
                                                                            --------     --------
Cash and cash equivalents at end of period  .............................   $ 23,317     $ 17,939
                                                                            ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ------------------------------------------

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

         In the opinion of the management of Cognex Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at July 2, 1995 and December 31, 1994, and the results of its operations and changes in stockholders' equity and cash flows for the six months ended July 2, 1995 and July 3, 1994.

         The results disclosed in the Consolidated Statement of Income for the six months ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year.

  INVENTORIES
  -----------
  Inventories consist of the following:
  (In thousands)                                                              JULY 2,    DECEMBER 31,
                                                                               1995         1994
                                                                           -----------   ------------
                                                                           (UNAUDITED)
  Raw materials                                                               $2,968       $2,476
  Work-in-process                                                              2,043        1,604
  Finished goods                                                                 392          359
                                                                              ------       ------
                                                                              $5,403       $4,439
                                                                              ======       ======

  PROPERTY, PLANT AND EQUIPMENT
  -----------------------------
  Property, plant and equipment consist of the following:
  (In thousands)                                                               JULY 2,   DECEMBER 31,
                                                                                1995        1994
                                                                            -----------  ------------
                                                                            (UNAUDITED)
  Land                                                                        $ 1,500      $   800
  Building                                                                     12,613        7,836
  Building improvements                                                         1,340        1,107
  Computer hardware and software                                               10,296        8,772
  Furniture and fixtures                                                        1,401        1,298
  Leasehold improvements                                                          300          250
                                                                              -------      -------
                                                                               27,450       20,063
  Less: accumulated depreciation and amortization                              (6,937)      (5,560)
                                                                              -------      -------
                                                                              $20,513      $14,503
                                                                              =======      =======

                               COGNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NET INCOME PER SHARE
  --------------------

  Net income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Primary and fully diluted net income per share are not materially different for each of the periods presented. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

  SUBSEQUENT EVENT - ACQUISITION OF ACUMEN, INC.
  ----------------------------------------------

  On July 21, 1995, the Company acquired all of the outstanding shares of Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification, for approximately $14 million. The purchase price includes $8.5 million in cash, 96,140 shares of Cognex stock valued at $4.2 million, and stock options valued at $1.3 million. The acquistion will be accounted for under the purchase method of accounting. A significant portion of the purchase price is expected to be charged to third quarter earnings for in-process technology.

  ITEM 2: MANAGEMENTGS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

       Revenue for the three-month and six-month periods ended July 2, 1995 increased 59% and 55% to $23,722,000 and $43,159,000, respectively, over the comparable periods in 1994. Contributing to the revenue increase, each of the Company's major geographic areas, the United States, Japan, and Europe, grew in excess of 45% over the three-month period in 1994 and in excess of 50% over the six-month period in 1994.

       International revenue amounted to $14,108,000 and $25,240,000 for the three-month and six-month periods ended July 2, 1995 compared to $9,070,000 and $16,147,000 for the same periods in 1994, an increase of 56% in both periods. Domestic revenue increased 64% and 54% for the three-month and six-month periods in 1995 over the comparable periods in 1994. The increase in worldwide revenue is due primarily to the growth in sales to existing customers, that is, those customers that have been with the Company for three or more years. Sales to existing customers represented 81% and 83% of revenue for the three-month and six-month periods in 1995 and increased 56% over the comparable periods in 1994.

       The combined sales of the Cognex 2000 and 3000 Series vision systems increased $1,317,000 and $2,096,000, yet decreased as a percentage of revenue to 22% and 23% for the three-month and six-month periods ended July 2, 1995 from 25% and 27% for the comparable periods in 1994. Sales of the Cognex 4000 Series vision system increased $2,325,000 and $5,268,000, yet declined as a percentage of revenue to 38% and 40% for the three-month and six-month periods in 1995 from 46% and 43% for the comparable periods in 1994. Sales of the Cognex 5000 Series vision system increased $3,244,000 and $4,912,000, and grew to 29% and 27% of revenue for the three-month and six-month periods in 1995 from 24% and 25% for the comparable periods in 1994. The decline in sales as a percentage of revenue of the Cognex 2000, 3000, and 4000 products and the increase in sales as a percentage of revenue of the Cognex 5000 products is a result of the higher revenue growth associated with newer products.

       Gross margin represented 78% and 79% of revenue for the three-month and six-month periods ended July 2, 1995 compared to 78% of revenue for the same periods in 1994. The one-point increase in the gross margin percentage for the six-month period in 1995 compared to the same period in 1994 is primarily due to higher margins from the Company's Customer Satisfaction services.

       Research, development and engineering expenses increased to $3,073,000 and $5,789,000 for the three-month and six-month periods ended July 2, 1995
  from $2,471,000 and $4,952,000 for the comparable periods in 1994.   Expenses
  as a percentage of revenue were 13% for both periods in 1995 compared to 17% and 18% for the same periods in 1994. The increase in aggregate costs is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products. The decrease in expenses as a percentage of revenue is due to higher than anticipated revenue growth outpacing the investment in research and development.

       Selling, general and administrative expenses increased to $5,810,000 and $10,881,000 for the three-month and six-month periods ended July 2, 1995 from $4,150,000 and $7,457,000 for the comparable periods in 1994. Expenses as a percentage of revenue were 25% for both periods in 1995 compared to 28% and 27% for the same periods in 1994. The increase in aggregate costs is primarily due to higher personnel-related costs, both domestically and internationally, to support the Company's increased revenue and customer base. In addition, the Company incurred costs in the second quarter of 1995 associated with the purchase of an office building adjacent to the Company's corporate headquarters.

       Interest income increased to $668,000 and $1,300,000 for the three-month and six-month periods ended July 2, 1995 from $338,000 and $731,000 for the comparable periods in 1994. The increase in interest income is due primarily to a larger investment base.

       The Company's effective tax rate for the three-month and six-month periods ended July 2, 1995 was 29.5% compared to 31.0% for comparable periods in 1994. The decrease in the effective tax rate is primarily due to a reduction in state income taxes and an increased benefit from tax-exempt interest income resulting from a larger investment base.

  OTHER

     On July 21, 1995, the Company acquired all of the outstanding shares of Acumen, Inc. for approximately $14,000,000, which includes $8,500,000 in cash in addition to Cognex stock and options valued at $5,500,000. A significant portion of the purchase price is expected to be charged to third quarter earnings for in-process technology. Acumen's technology complements and strengthens Cognex's semiconductor wafer identification capabilities. Acumen's historical financial position and results of operations were not significant compared to the Company's financial position and results of operations.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and other cash requirements during the six-month period ended July 2, 1995 were substantially met through cash flow generated from operations. Working capital at July 2, 1995 was $100,567,000, an increase of $12,055,000 from the working capital balance at December 31, 1994. Cash and investments increased $1,391,000 from December 31, 1994 as a result of cash generated from operations and the proceeds from the issuance of stock under stock option and stock purchase plans offset by the purchase for cash of an office building adjacent to the Company's corporate headquarters.

     At July 2, 1995, the Company had no outstanding short-term or long-term debt. The Company has a $1,000,000 unsecured demand line of credit with a bank, which is available through August 15, 1995. There have been no borrowings under the line of credit. The Company intends to extend the bank line of credit through August 15, 1996.

     Capital requirements consist primarily of expenditures for computer hardware and software equipment, along with expenditures related to the expansion of the Company's office space to accomodate anticipated future growth. Capital expenditures in the six-month period ended July 2, 1995 were $7,202,000, substantially all of which were funded out of current operations. Included in these capital expenditures was the purchase in June 1995 of an 83,000 square-foot office building adjacent to the Company's corporate headquarters for $5,300,000 in cash. The building is occupied with tenants who have lease commitments that extend over the next several years. The Company will oversee these lease commitments until it is ready to take occupancy. Also in June 1995, the Company began work on a planned 50,000 square-foot addition to its headquarters building. Future cash requirements related to the addition are anticipated to approximate between $5,000,000 and $6,000,000 and are expected be paid out through the first quarter of 1997.

     On July 21, 1995, the Company acquired all of the outstanding shares of Acumen, Inc. for approximately $14,000,000. The purchase price includes $8,500,000 in cash, $6,300,000 of which was paid out on the closing date, with the remaining balance to be paid out through the year 2000.

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

                 None

  ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                 None

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Special Meeting of Stockholders in lieu of the 1995 Annual Meeting held on April 25, 1995, William Krivsky and Robert Shillman were elected directors to hold office for three years. Patrick Sansonetti, Anthony Sun, and Rueben Wasserman continued as directors after the meeting. In addition, the Stockholders approved a proposal to amend the Articles of Organization of the Company to increase the number of shares of common stock which the Company has authority to issue from 25,000,000 shares to 60,000,000 shares. Of the 16,712,178 shares represented at the meeting, 16,650,445 votes were cast in favor of the election of William Krivsky as director and 61,733 withheld; 16,627,088 votes were cast in favor of the election of Robert Shillman as director and 85,090 withheld; 13,514,984 votes were cast in favor of the proposal to amend the Articles of Organization, 3,141,589 votes were cast against, and 55,605 abstained.

  ITEM 5.        OTHER INFORMATION

                 Acquisition of Acumen, Inc.

                 On July 21, 1995, the Company acquired all of the outstanding shares of Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification, for approximately $14 million. The purchase price includes $8.5 million in cash paid from existing cash balances, 96,140 shares of Cognex stock valued at $4.2 million, and stock options valued at $1.3 million. The acquistion will be accounted for under the purchase method of accounting. A significant portion of the purchase price is expected to be charged to third quarter earnings for in-process technology. Acumen's technology complements and strengthens Cognex's semiconductor wafer identification capabilities.

                 It is impracticable for the Company to provide the historical and pro forma financial information required by Item 7 of Form 8-K at this time. This information will be filed under cover of Form 8 as soon as practicable, but no later than 60 days from the date of this filing.

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




DATE: August 4, 1995      COGNEX CORPORATION

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