Form 10-Q
period 1995-10-01
COGNEX CORP
filed 1995-11-13
CIK 851205

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
   /X/   Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the quarterly period ended October 1, 1995 or


  / /    Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from        to
                                                    ------    ------

                         Commission File Number 0-17869


                               COGNEX CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                  04-2713778
 ---------------------------------                   ---------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                                One Vision Drive
                        Natick, Massachusetts 01760-2059
                                 (508) 650-3000
            --------------------------------------------------------
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                             No
                        ---------                            ----------

         As of October 29, 1995, there were 19,386,023 shares of Common Stock, $.002 par value, of the registrant outstanding.


                           Total number of pages: 11

================================================================================

                                  INDEX

PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Consolidated Statements of Income for the three and nine
                 months ended October 1, 1995 and October 2, 1994
               Consolidated Balance Sheets as of October 1, 1995 and December
                 31, 1994
               Consolidated Statement of Stockholders' Equity for the nine months ended October 1, 1995
               Consolidated Statements of Cash Flows for the nine months ended
                 October 1, 1995 and October 2, 1994
               Notes to Consolidated Financial Statements

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

ITEM 3.        Defaults Upon Senior Securities

ITEM 4.        Submission of Matters to a Vote of Security Holders

ITEM 5.        Other Information

ITEM 6.        Exhibits and Reports on Form 8-K

               Signatures

                         PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               COGNEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   OCTOBER 1,   OCTOBER 2,  OCTOBER 1,  OCTOBER 2,
                                                      1995         1994        1995        1994
                                                   ----------   ----------  ----------  ----------
                                                         (UNAUDITED)             (UNAUDITED)
Revenue..........................................   $29,784      $16,592     $72,943     $44,380

Cost of revenue..................................     6,535        3,831      15,723       9,975
                                                    -------      -------     -------     -------

Gross margin.....................................    23,249       12,761      57,220      34,405

Research, development and engineering expenses...     3,495        2,552       9,284       7,504

Selling, general and administrative expenses.....     6,335        4,334      17,216      11,791

Charge for acquired in-process technology........    10,189                   10,189
                                                    -------      -------     -------     -------

Income from operations...........................     3,230        5,875      20,531      15,110

Interest income..................................       598          343       1,898       1,074
                                                    -------      -------     -------     -------

Income before provision for income taxes.........     3,828        6,218      22,429      16,184

Provision for income taxes.......................     4,461        1,928       9,948       5,017
                                                    -------      -------     -------     -------

Net income/(loss)................................   $  (633)     $ 4,290     $12,481     $11,167
                                                    =======      =======     =======     =======

Net income/(loss) per share......................   $  (.03)     $   .23     $   .60     $   .61
                                                    =======      =======     =======     =======

Weighted average common shares outstanding.......    19,096       18,419      20,788      18,396
                                                    =======      =======     =======     =======



       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             OCTOBER 1,  DECEMBER 31,
                                                                                1995         1994
                                                                             ----------  ------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents.............................................   $ 22,739      $ 56,326
     Investments...........................................................     62,957        25,169
     Accounts receivable, less reserves of approximately $689 and $684 in
        1995 and 1994, respectively........................................     20,004         9,151
     Inventories...........................................................      9,038         4,439
     Deferred income taxes.................................................      1,700         1,463
     Prepaid expenses and other............................................      6,445         1,195
                                                                              --------      --------

         Total current assets..............................................    122,883        97,743

Property, plant and equipment, net.........................................     20,912        14,503
Other assets...............................................................      4,111           593
                                                                              --------      --------

                                                                              $147,906      $112,839
                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................   $  2,361      $  1,284
     Accrued expenses......................................................      9,155         5,135
     Accrued income taxes..................................................      2,280         1,674
     Customer deposits.....................................................        825           744
     Deferred revenue......................................................        354           394
                                                                              --------      --------

         Total current liabilities.........................................     14,975         9,231

Other liabilities..........................................................      1,865
Deferred income taxes......................................................      1,089

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 60,000,000 shares, issued: 19,356,587 and 18,751,935
        shares in 1995 and 1994, respectively..............................         39            38
     Additional paid-in capital............................................     67,634        53,633
     Cumulative translation adjustment.....................................         47           (53)
     Retained earnings.....................................................     62,963        50,482
     Treasury stock, at cost, 37,488 and 30,878 shares in 1995 and 1994,
        respectively.......................................................       (706)         (492)
                                                                              --------      --------

         Total stockholders' equity........................................    129,977       103,608
                                                                              --------      --------

                                                                              $147,906      $112,839
                                                                              ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                            COMMON STOCK                                          TREASURY STOCK
                                          ---------------                                         --------------
                                          NUMBER    $.002  ADDITIONAL  CUMULATIVE               NUMBER               TOTAL
                                            OF       PAR    PAID-IN    TRANSLATION  RETAINED      OF             STOCKHOLDERS'
                                          SHARES    VALUE   CAPITAL    ADJUSTMENT   EARNINGS    SHARES   COST       EQUITY
                                          ------    -----   -------    ----------   --------    ------   ----       ------
Balance at December 31, 1994..........    18,751,935  $  38   $ 53,633     $  (53)    $ 50,482    30,878  $(492)     $ 103,608
   Common stock issued to acquire
     Acumen, Inc......................        96,140             4,170                                                   4,170
   Issuance of stock under stock
     option and stock purchase plans..       508,512      1      3,514                                                   3,515
   Tax benefit from the exercise of
     stock options....................                           6,317                                                   6,317
   Common stock received for payment
     of stock option exercises........                                                             6,610   (214)          (214)
   Translation adjustment.............                                        100                                          100
   Net income.........................                                                  12,481                          12,481
                                          ----------  -----   --------     ------     --------    ------  -----      ---------
Balance at October 1, 1995                19,356,587  $  39   $ 67,634     $   47     $ 62,963    37,488  $(706)     $ 129,977
  (unaudited).........................    ==========  =====   ========     ======     ========    ======  =====      =========



       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 NINE MONTHS ENDED
                                                                              OCTOBER 1,  OCTOBER 2,
                                                                                 1995        1994
                                                                              ----------  ----------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
     Net income.............................................................   $ 12,481     $ 11,167
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization........................................      2,206        1,200
       Loss on disposition of property, plant and equipment.................         56
       Charge for acquired in-process technology............................     10,189
       Tax benefit from the exercise of stock options.......................      6,317        1,092
       Change in deferred income tax provision..............................        (49)
       Change in other current assets and current liabilities...............    (15,776)      (1,991)
                                                                               --------     --------
     Net cash provided by operating activities..............................     15,424       11,468
                                                                               --------     --------

Cash flows from investing activities:
     Purchase of investments................................................    (60,919)     (17,649)
     Maturities of investments..............................................     23,131       13,209
     Purchase of property, plant and equipment..............................     (8,436)     (11,795)
     Purchase of Acumen, Inc., net of cash acquired.........................     (6,146)
     Increase in other assets...............................................        (46)        (391)
                                                                               --------     --------
     Net cash used in investing activities..................................    (52,416)     (16,626)
                                                                               --------     --------

Cash flows from financing activities:
     Issuance of stock under stock option and stock purchase plans..........      3,301        1,147
                                                                               --------     --------
     Net cash provided by financing activities..............................      3,301        1,147
                                                                               --------     --------

Effect of exchange rate changes on cash.....................................        104          (85)
                                                                               --------     --------

Net decrease in cash and cash equivalents...................................    (33,587)      (4,096)
Cash and cash equivalents at beginning of period............................     56,326       21,833
                                                                               --------     --------
Cash and cash equivalents at end of period..................................   $ 22,739     $ 17,737
                                                                               ========     ========

Supplemental disclosure of noncash investing and financing activities:
     Retirement of fully-depreciated property, plant and equipment..........   $  3,049
     Purchase of Acumen, Inc.
       Fair value of tangible assets acquired...............................   $  1,226
       Liabilities assumed..................................................     (1,122)
       Acquired technology..................................................     12,558
       Goodwill and other intangible assets.................................      1,288
       Issuance of stock and stock options..................................     (5,498)
       Other liabilities....................................................     (2,106)
                                                                               --------
       Cash paid to acquire Acumen, Inc. ...................................   $ (6,346)
                                                                               ========

       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

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

          In the opinion of the management of Cognex Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at October 1, 1995 and December 31, 1994, and the results of its operations and changes in stockholders' equity and cash flows for the nine months ended October 1, 1995 and October 2, 1994.

          The results disclosed in the Consolidated Statement of Income for the nine months ended October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES

Inventories consist of the following:

(In thousands)                                      OCTOBER 1,     DECEMBER 31,
                                                      1995             1994
                                                    ----------     ------------
                                                    (UNAUDITED)
Raw materials....................................    $  4,299        $  2,476
Work-in-process..................................       3,766           1,604
Finished goods...................................         973             359
                                                     --------        --------
                                                     $  9,038        $  4,439
                                                     ========        ========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(In thousands)                                      OCTOBER 1,     DECEMBER 31,
                                                       1995            1994
                                                    ----------     ------------
                                                    (UNAUDITED)
Land.............................................    $  1,500        $    800
Building.........................................      12,613           7,836
Building improvements............................       1,397           1,107
Computer hardware and software...................       8,279           8,772
Furniture and fixtures...........................       1,408           1,298
Leasehold improvements...........................         258             250
                                                     --------        --------
                                                       25,455          20,063
Less: accumulated depreciation and amortization..      (4,543)         (5,560)
                                                     --------        --------
                                                     $ 20,912        $ 14,503
                                                     ========        ========

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME/(LOSS) PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Primary and fully diluted net income per share are not materially different for each of the periods presented. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method. Net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalent shares of 1,946,397 have not been included in the loss period, as such amounts would be antidilutive.

ACQUISITION OF ACUMEN, INC.

On July 21, 1995, the Company acquired all of the outstanding shares of Acumen, Inc., a privately-held developer of machine vision systems for semiconductor wafer identification. The purchase price of $14 million includes $8.5 million in cash, 96,140 shares of Cognex stock valued at $4.2 million, and stock options valued at $1.3 million. The acquisition is accounted for under the purchase method of accounting. Accordingly, Acumen's results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

The purchase price was allocated among the identifiable assets of Acumen. After allocating the purchase price to the net tangible assets and to deferred compensation costs, which are amortized over eight years, acquired technology was valued using a risk-adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. This analysis resulted in an allocation of $2.4 million to completed technology, to be amortized over five years, and $10.2 million to in-process technology which was charged to expense in the third quarter ended October 1, 1995. Goodwill associated with the purchase is being amortized over five years.

The in-process technology acquired on July 21, 1995 had not reached technological feasibility in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and had no alternative future use. Accordingly, the in-process technology was expensed immediately.


The following summarized, pro forma results of operations assume the acquisition took place at the beginning of the respective periods and exclude the $10.2 million charge for acquired in-process technology.

(In thousands, except per share amounts)         THREE MONTHS ENDED      NINE MONTHS ENDED

                                               OCTOBER 1,  OCTOBER 2,  OCTOBER 1,  OCTOBER 2,
                                                  1995        1994        1995        1994
                                               ----------  ----------  ----------  ----------
                                                    (UNAUDITED)             (UNAUDITED)
Revenue.................................        $30,080     $16,994     $75,972     $45,816
Net income..............................          9,636       4,144      23,141      10,795
Net income per share....................            .46         .22        1.11         .58

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma results of operations is intended to provide information about the continuing impact of the acquisition by showing how it might have affected historical financial statements if it had been consummated at an earlier date. This information is not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been consummated at the beginning of the period presented.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue for the three-month and nine-month periods ended October 1, 1995 increased 80% and 64% to $29,784,000 and $72,943,000, respectively, over the comparable periods in 1994. Contributing to the revenue increase, each of the Company's major geographic areas, the United States, Japan, and Europe, grew in excess of 50% over the three-month and nine-month periods in 1994.

     International revenue amounted to $17,589,000 and $42,829,000 for the three-month and nine-month periods ended October 1, 1995 compared to $11,097,000 and $27,262,000 for the same periods in 1994, an increase of 59% and 57%, respectively. Domestic revenue increased 122% and 76% for the three-month and nine-month periods in 1995 over the comparable periods in 1994. The increase in worldwide revenue is due primarily to the growth in sales to existing customers, that is, those customers that have been with the Company for three or more years. Sales to existing customers represented 78% and 81% of revenue for the three-month and nine-month periods in 1995 and increased 66% and 60%, respectively, over the comparable periods in 1994.

     The combined sales of the Cognex 2000 and 3000 Series vision systems increased $2,134,000 and $4,230,000, yet decreased as a percentage of revenue to 23% for the three-month and nine-month periods ended October 1, 1995 from 28% for the comparable periods in 1994. Sales of the Cognex 4000 Series vision system increased $3,085,000 and $8,352,000, yet declined as a percentage of revenue to 37% and 38% for the three-month and nine-month periods in 1995 from 47% and 44% for the comparable periods in 1994. Sales of the Cognex 5000 Series vision system increased $4,628,000 and $9,539,000, and grew to 27% of revenue for the three-month and nine-month periods in 1995 from 21% and 23% for the comparable periods in 1994. The decline in sales as a percentage of revenue of the Cognex 2000, 3000, and 4000 products and the increase in sales as a percentage of revenue of the Cognex 5000 products is a result of the higher revenue growth associated with newer products.

     Gross margin as a percentage of revenue remained relatively consistent for the three-month and nine-month periods ended October 1, 1995 compared to the same periods in 1994, representing 78% of revenue for the three-month and nine-month periods in 1995 and 77% and 78% of revenue for the comparable periods in 1994.

     Research, development and engineering expenses increased to $3,495,000 and $9,284,000 for the three-month and nine-month periods ended October 1, 1995 from $2,552,000 and $7,504,000 for the comparable periods in 1994. Expenses as a percentage of revenue were 12% and 13% for the periods in 1995 compared to 15% and 17% for the same periods in 1994. The increase in aggregate costs is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products. The decrease in expenses as a percentage of revenue is due to higher than anticipated revenue growth outpacing the investment in research and development.

     Selling, general and administrative expenses increased to $6,335,000 and $17,216,000 for the three-month and nine-month periods ended October 1, 1995 from $4,334,000 and $11,791,000 for the comparable periods in 1994. Expenses as a percentage of revenue were 21% and 24% for the periods in 1995 compared to 26% and 27% for the same periods in 1994. The increase in aggregate costs is primarily due to higher personnel-related costs, both domestically and internationally, to support the Company's worldwide sales effort, in addition to costs related to fluctuations in foreign currency exchange rates.

     On July 21, 1995, the Company acquired Acumen, Inc. for approximately $14,000,000. $10,189,000 of the purchase price was allocated to in-process technology which was charged to expense in the third quarter of 1995 (see Notes to Consolidated Financial Statements). This charge is not deductible for tax purposes. The Company expects to invest considerable additional development efforts related to the in-process technology to add or improve functionality, increase hardware performance, and conform and integrate the technology to the Company's product standards. These expenditures are expected to be paid out through 1996 with anticipated funding from cash flow generated from operations and are not expected to significantly impact the planned level of research and development expenditures.

     Interest income increased to $598,000 and $1,898,000 for the three-month and nine-month periods ended October 1, 1995 from $343,000 and $1,074,000 for the comparable periods in 1994. The increase in interest income is due primarily to a larger investment base.

     The Company's effective tax rate, excluding the impact of a $10,189,000 charge for acquired in-process technology which had no associated tax benefit, was 31.8% and 30.5% for the three-month and nine-month periods ended October 1, 1995 compared to 31.0% for the same periods in 1994. The increase in the three-month effective tax rate is primarily due to an adjustment in the third quarter of 1995 in the year-to-date rate. The decrease in the nine-month effective tax rate is primarily due to a reduction in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and other cash requirements during the nine-month period ended October 1, 1995 were met through cash flow generated from operations. Working capital at October 1, 1995 was $107,908,000, an increase of $19,396,000 from the working capital balance at December 31, 1994. Cash and investments increased $4,201,000 from December 31, 1994 primarily as a result of $15,424,000 of cash generated from operations and $3,301,000 of proceeds from the issuance of stock under stock option and stock purchase plans, offset by the purchase for $5,300,000 in cash of an office building adjacent to the Company's corporate headquarters and $6,346,000 in cash paid to acquire Acumen, Inc.

     At October 1, 1995, the Company had no outstanding short-term or long-term debt. The Company has a $1,000,000 unsecured demand line of credit with a bank, which is available through November 15, 1995. There have been no borrowings under the line of credit. The Company intends to extend the bank line of credit through November 15, 1996.

     Capital requirements consist primarily of expenditures for computer hardware and software equipment, along with expenditures related to the expansion of the Company's office space to accommodate anticipated growth. Capital expenditures in the nine-month period ended October 1, 1995 were $8,436,000, all of which were funded out of current operations. Included in these capital expenditures was the purchase of an 83,000 square-foot office building adjacent to the Company's corporate headquarters for $5,300,000 in cash. The building is occupied with tenants who have lease commitments that extend over the next several years. The Company will oversee these lease commitments until it is ready to take occupancy. Also in 1995, the Company began work on a planned 50,000 square-foot addition to its headquarters building. Future cash requirements related to the addition are anticipated to approximate between $5,000,000 and $6,000,000 and are expected to be paid out through the first quarter of 1997.

     On July 21, 1995, the Company acquired Acumen, Inc. for approximately $14,000,000. The purchase price includes $8,452,000 in cash, $6,346,000 of which was paid out on the closing date, with the remaining balance to be paid out through the year 2000.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 11 -   Computation of Per Share Earnings
                 Exhibit 27 -   Financial Data Schedule (electronic filing only)

         (b)     Reports on Form 8-K

                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   November 13, 1995           COGNEX CORPORATION

                                    /s/ Robert J. Shillman
                                    --------------------------------------------
                                    Robert J. Shillman
                                    President, Chief Executive Officer, and
                                      Chairman
                                    (principal executive officer)


                                    /s/ John J. Rogers, Jr.
                                    --------------------------------------------
                                    John J. Rogers, Jr.
                                    Vice President, Chief Financial Officer,
                                      and Treasurer
                                    (principal financial and accounting officer)