Form 10-K
period 1995-12-31
COGNEX CORP
filed 1996-03-28
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995 or

  [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) for the transition period from to

                         COMMISSION FILE NUMBER 0-17869

                               COGNEX CORPORATION
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                     04-2713778
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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

                         Yes   X             No
                             -----              ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 25, 1996: $773,120,191

        $.002 par value common stock outstanding as of February 25, 1996:
                                38,965,807 shares

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 1995, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 1996 Annual Meeting of Stockholders to be held on April 23, 1996, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on page 19.

================================================================================

                      COGNEX CORPORATION ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

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

   The Company designs, develops, manufactures, and markets a family of machine vision systems - or computers that can "see." Cognex machine vision systems, which consist of software and hardware designed specifically for industrial machine vision, are used to replace human vision in a wide range of manufacturing processes. When connected to a video camera, a Cognex machine vision system captures an image of each object in the manufacturing process and uses sophisticated image analysis software to extract information from that image. For example, a machine vision system can locate an object, read alphanumeric characters, measure dimensions, or detect flaws. Cognex machine vision systems are used in a variety of industries including the electronics, semiconductor, consumer products, automotive, pharmaceutical, and general manufacturing industries for applications in which human vision is inadequate due to fatigue, visual acuity or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor and improved product quality.

   The Company's business strategy is to develop and sell standard products - proprietary vision software together with vision hardware (vision engines) - which require minimal customization and support by the Company. The Company primarily markets to sophisticated customers such as original equipment manufacturers (OEMs) and system integrators who have the ability to configure their own vision solutions using the software tools and hardware platforms provided by the Company. The Company also markets "easy-to-use" machine vision systems to system integrators and end users (the "factory floor") which represents an expansion beyond its traditional OEM customer base. These machine vision systems designed for the factory floor marketplace provide an "easy-to-use" interface that allows system integrators and end users in a wide range of industries to implement vision solutions for the factory floor. This strategy has permitted the Company to focus its engineering resources on expanding its own product line and developing proprietary vision technology.

   The strategy of selling standard products in high volume without extensive support by the Company requires a close match between the product's usability and functionality and the customer's capabilities and needs. The Company's traditional products are "building blocks," both software and hardware, from which its customers can construct a vision solution. Although the Company's traditional products require that the customer have detailed expertise in computer porgramming, the customer need not have in-depth knowledge of image processing or image analysis since the Company's vision software products provide that expert knowledge in the form of subroutines. In addition, the Company believes that its "easy-to-use" products allow system integratores and end users without detailed experience in computer programming or knowledge of image processing or image analysis to construct a vision solution.

   The Company's primary customers, OEMs in the electronics and semiconductor industries, are principally located in Japan and North America. Sales to international customers represented approximately 59%, 62%, and 60% of revenue in 1995, 1994, and 1993, respectively. The Company sells through a direct sales force, consisting of approximately 30 people at December 31, 1995, and through distributors to service its OEM and factory floor customers. In addition to its headquarters in Natick, Massachusetts, the Company has sales offices in the United States, Europe, and the Far East.

RECENT DEVELOPMENTS

   In February 1996, the Company acquired Isys Controls, Inc., an Alameda, California-based developer of ultra-high performance vision systems that automatically detect and classify surface flaws and defects on a variety of high value-added materials. In July 1995, the Company acquired Acumen, Inc., a Portland, Oregon-based developer of machine vision systems for semiconductor wafer identification. Information with respect to the acquisitions of Isys Controls Inc. and Acumen, Inc. may be found in the Notes to Consolidated Financial Statements, appearing on pages 31 and 32 of the Annual Report to Stockholders for the year ended December 31, 1995, which is Exhibit 13 hereto, and is incorporated herein by reference.

   These acquisitions provide the company with an expansion beyond its traditional base of general-purpose machine vision systems. The potential market for machine vision is comprised of a number of market niches defined by application requirements, industry, and cost/performance. The Company's business strategy includes selective expansion into other industrial machine vision applications. The recent acquisitions of Isys Controls, Inc. and Acumen, Inc. gives Cognex an immediate and strong presence in the niche markets for surface inspection and semiconductor wafer identification.

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

   A machine vision system consists of pattern recognition software and high-speed computer hardware which is specially designed to run the software in real-time. In most machine vision applications, a camera captures an image of the object to be inspected and sends that image to the machine vision computer. The machine vision system then uses the sophisticated software and special-purpose hardware to analyze the image of the object and derive some answer. Once the machine vision system has determined the answer, it can output these results to a monitor for review by the operator or it can use these results to control other equipment. Machine vision systems can provide four types of answers:

QUESTION             DESCRIPTION                               EXAMPLE
--------             -----------                               -------
GUIDANCE

Where is it?         Determining the exact physical            Determining the position of a printed
                     location of an object.                    circuit board so that a robot can
                                                               automatically be guided to insert
                                                               electrical components.

IDENTIFICATION

What is it?          Identifying an object by analyzing        Identifying the serial number on an
                     its shape or by reading a serial          automotive airbag so that it can
                     number on it.                             be tracked and processed
                                                               correctly through manufacturing.

INSPECTION

How good is it?      Inspecting an object for flaws or         Inspecting the quality of printing on
                     defects.                                  pharmaceutical labels and packaging.

GAUGING

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

    The Company currently markets primarily to OEMs principally located in Japan and North America who supply automation equipment to the electronics and semiconductor industries. The value of automation is high in these industries because the products produced, such as semiconductor chips, hybrid circuits, and printed circuit boards, have high unit costs and are manufactured at speeds too fast for effective human intervention. In addition, the trend in these industries toward smaller devices with higher circuit densities and finer circuit paths require manufacturing and testing equipment capable of extremely accurate alignment and motion control which can only be achieved by using machine vision. Customers in these industries, moreover, employ knowledgeable engineers who are competent to work with computer-related equipment.

    The Company's business strategy is to develop and sell standard products - proprietary vision software together with vision hardware (vision engines) - which require minimal customization and support by the Company. The Company primarily markets to sophisticated customers such as OEMs and system integrators who have the ability to configure their own vision solutions using the software tools and hardware platforms provided by the Company. The Company also markets "easy-to-use" machine vision systems to system integrators and end users which represents an expansion beyond its traditional OEM customer base. These machine vision systems designed for the factory floor marketplace provide an "easy-to-use" interface that allows system integrators and end users in a wide range of industries to implement vision solutions for the factory floor. This strategy has permitted the Company to focus its engineering resources on expanding its own product line and developing proprietary vision technology.

    In addition to selling traditional machine vision systems to OEMs, the Company's products are also sold to system integrators and end users serving the consumer products, automotive, pharmaceutical, and general manufacturing industries. Current users of the Company's traditional products typically have extensive programming experience, therefore, programmable Cognex products are able to effectively meet their needs and requirements.

   The strategy of selling standard products in high volume without extensive support by the Company requires a close match between the product's usability and functionality and the customer's capabilities and needs. The Company's traditional products are "building blocks," both software and hardware, from which its customers can construct a vision solution. Although the Company's traditional products require that the customer have detailed expertise in computer programming, the customer need not have in-depth knowledge of image processing or image analysis since the Company's vision software products provide that expert knowledge in the form of subroutines. In addition, the Company believes that its "easy-to-use" products allow system integrators and end users without detailed experience in computer programming or knowledge of image processing or image analysis to construct a vision solution.

TRADITIONAL MACHINE VISION PRODUCTS

    Cognex machine vision systems are comprised of both machine vision software and machine vision hardware. The Company's products are "building blocks" of software and hardware that have been designed to give customers the flexibility to easily configure complete vision solutions without requiring extensive in-house expertise in image processing or image analysis. The Company offers a library of vision software tools, as well as a family of board-level vision hardware that ranges in performance and platform. The customer first chooses the most appropriate software tools from the vision software library and then selects the best vision hardware on which to run the software. All Cognex vision hardware is functionally and software compatible across product lines. Because of the Company's product strategy, its customers are given the flexibility to configure their own vision solutions to a broad range of complex vision problems without detailed support from the Company.

    When purchasing products from the Company, the customer pays for each vision engine as well as a license fee per engine for each software tool used in the vision solution. Because the Company's products are modular, the customer licenses only the software tools required and chooses the vision hardware with the price and performance that best meets the application's needs. The typical Cognex machine vision system, including software and hardware, ranges from $7,500 to $20,000 and the Company estimates that an aggregate of approximately 38,000 Cognex machine vision systems had been sold as of December 31, 1995.

    SOFTWARE PRODUCTS

    The complete software package which is required to solve a customer's vision problem is built from three different levels of software provided by the
Company: system software, image processing software, and image analysis software. A description of the three different levels of software is as follows:

    System Software. The system software level provides the utilities needed to program and operate the machine vision system. The system software includes software for acquiring, storing, and displaying images, as well as Cognex's proprietary incremental C compiler with a C run-time library, interface software for communicating with other devices, and software for controlling high-speed transmission of data into and out of the machine vision system.

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

    Image Analysis Software. The image analysis level embodies the Company's most important and valuable technology. These software tools extract information from either raw or processed images and make decisions regarding items in those images. By providing this high level of software, the Company has made vision solutions available to a broader range of customers. Examples of image analysis software tools include Search for locating patterns, Golden Template Comparison
(GTC) for locating defects, and Optical Character Recognition (OCR) for reading characters.

    By writing simple C routines which interconnect various Cognex software modules from each of these three levels, the Company's customers "build" their own unique software solutions to address their particular vision problems. The Company also offers application-specific software products which are "packaged" software products designed to solve targeted problems without any customization by the Company or its customers. These software tools combine a series of system software, image processing software, and image analysis software tools to solve specific problems. For example, the Fiducial Finder tool locates fiducial, or alignment, marks on printed circuit boards and the PQI tool quickly and accurately inspects print produced by laser, pad, or offset printing equipment.

    HARDWARE PRODUCTS

    The Company supplies a family of vision hardware with a wide range of price and performance levels. Customers select the Cognex vision hardware which best matches the requirements of each application. A description of the family of vision hardware products is as follows:

    Standard Machine Vision Platforms. The Company offers a variety of standard, programmable machine vision platforms on which to run the Cognex software tools. The Cognex 3000 Series, consisting of the 3100 and 3400, are proprietary, single-board machine vision systems that provide a range of performance levels for solving complex gauging, guidance, inspection, and identification tasks. The Cognex 4000 Series are a group of VMEbus-based, board-level machine vision systems that plug directly into a VME backplane. This family includes the low-end Cognex 4100 and 4200, as well as the high-end Cognex 4400. The Cognex 5000 Series are the first complete machine vision systems designed to plug into any ISA/ATbus personal computer. All of these machine vision systems are software compatible, allowing customers to readily upgrade to higher performance systems or to change platforms as application needs change.

    Application-Specific Hardware Products. The Company also offers a family of application-specific hardware products that are designed to solve specific tasks. The Cognex 1500 Simple Alignment System is an easy-to-use, low-cost machine vision system suitable for such tasks as aligning printed circuit boards prior to screen printing, drilling, or epoxy dispensing. The Cognex acuReader/OCR is a machine vision system designed to read even the most degraded serial numbers from semiconductor wafers with near 100% accuracy. Both of these machine vision systems offer simple menu interfaces that allow customers to quickly and accurately configure the systems to solve tasks without the need for C programming.

    Custom Vision Chips. To boost the processing power of its boards, the Company has developed the VC-2 and VC-3 custom vision chips. These chips, which can be purchased with most of Cognex's standard machine vision platforms, provide the processing power of multiple boards or chip sets. The chips enhance the price/performance of Cognex's products and currently provide a significant competitive advantage to the Company. The VC-2 chip performs image processing functions that are optimized for machine vision tasks which enables the Company's machine vision systems to address a new class of flaw and defect detection applications. The VC-3 chip is an application-specific integrated circuit designed to run image processing and image analysis algorithms at high speeds. In addition, the Company's Acumen division has developed a set of vision chips used for pattern recognition in the acuReader/OCR.

CHECKPOINT

    In 1994, the Company introduced a new machine vision system known as Checkpoint. The Company markets Checkpoint to system integrators and end users which represents an expansion beyond its traditional OEM customer base. Checkpoint is designed for the factory floor marketplace and combines the Company's proven vision technology with a new and unique graphical user interface. The Company believes that Checkpoint allows system integrators and end users in a wide range of industries to design vision solutions for the factory floor, even if such engineers have little programming or machine vision experience. However, the deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines.

    A Checkpoint system includes pre-packaged existing software (system software, image processing software, and image analysis software), standard hardware (Checkpoint Model 400 and 800 vision processors), and Microsoft Windows-based application development software. Engineers using Checkpoint create a vision program based upon a personal computer (PC) running Checkpoint's Windows-based application builder. The PC communicates with the Checkpoint system over a serial line at development time. Then, at run-time, the system is deployed as a stand-alone unit on the factory floor utilizing a custom graphic operator interface created by the developer with Checkpoint.

    The library of vision tools available with Checkpoint enables users to solve a wide range of inspection, gauging, and assembly verification problems. Checkpoint's gray-scale vision tools provide advanced object location and inspection technology and are accessed at development time via PC menus in a Microsoft Windows environment or vision system icons. Checkpoint's vision tools are supported by the Company's most powerful vision hardware platforms including Cognex's proprietary vision coprocessors.

    Manufacturing engineers utilize pull-down menus and dialog boxes in Checkpoint's Windows graphic user interface to create customized vision applications. This "point and click" programming environment directs engineers to construct vision routines in a new way. A developer combines Checkpoint's high-level vision, I/O, and operator interface tools with conventional programming elements such as English-language variables, expressions, and statements. This enables the developer to focus on tasks associated with solving the overall vision application, freeing the developer from the memorized detail and mechanical complexity of traditional machine vision system programming.

SALES AND SERVICE

    The Company's business strategy is to develop and sell standard products - proprietary vision software together with vision hardware (vision engines) - which require minimal customization and support by the Company. The Company primarily markets to sophisticated customers such as OEMs and system integrators who have the ability to use the Company's traditional products to configure their own vision solutions using the software tools and hardware platforms provided by the Company. The strategy of selling standard products in high volume without extensive support by the Company requires a close match between the product's usability and functionality and the customer's capabilities and needs.

    The Company employs direct sales personnel for all accounts in North America and Japan, and sells through a direct sales force and through distributors in Europe and Southeast Asia. The Company's distributors do not have any rights of return and payment for products is due upon delivery. Distributors generally have non-exclusive distribution rights and there may be more than one distributor per territory.

    The Company markets its products in North America through a direct sales force operating out of its Natick, Massachusetts headquarters, its Regional Technology Center in Mountain View, California, and its sales offices in Illinois, Minnesota, New Jersey, and Florida. The Company markets its products in Japan through a direct sales force operating out of its wholly-owned subsidiary, Cognex K.K. The Company also has sales offices in France, Germany, England, Italy, Singapore, and Korea where the Company sells through a direct sales force and through distributors. At December 31, 1995, the Company's direct sales and service force consisted of 80 professionals, including sales and application engineers. A significant portion of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent potential volume purchases and long-term relationships. Opportunities that represent single unit sales or turnkey system requirements are qualified by the sales engineer and turned over to an independent system integrator or OEM that uses the Company's products.

    Sales to international customers represented approximately 59%, 62%, and 60% of revenue in 1995, 1994, and 1993, respectively. One international customer based in Japan, Fuji America Corporation, accounted for approximately 16%, 20%, and 24% of revenue in 1995, 1994, and 1993, respectively. Information with respect to significant customers and export sales may be found in the Notes to the Consolidated Financial Statements, appearing on page 30 of the Annual Report to Stockholders for the year ended December 31, 1995, which is Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.

    The Company sells its products to customers that have entered or are expected to enter into volume discount contracts with the Company. These contracts are typically for one year and have associated delivery schedules. No orders are booked for delivery beyond six months.

    The Company provides software update services and hardware maintenance on both a contract and a time and material basis. Software updates are provided via floppy disks and hardware maintenance is provided by exchanging printed circuit boards. Programming application services for projects can be contracted with the Company on a time and material basis only when doing so enhances the sale of the Company's standard products. Training courses are provided by the Company in Natick, Massachusetts; Mountain View, California; and Tokyo, Japan, as well as at the customer site when required. These courses provide the user with both lecture and laboratory sessions covering the use of Cognex products.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The Company engages in research, development and engineering ("R, D & E") to enhance its existing products and to develop new products and functionality to meet market opportunities. The R, D & E organization consists of software engineering, research and development, hardware engineering, advanced products development, and custom products development. Software engineering is responsible for the development of image processing and image analysis tools, as well as the maintenance, quality assurance, and documentation of vision software products. The advanced end-user vision systems group, within the software group, develops Checkpoint. The research and development group focuses its energies on enhanced vision technology capabilities. Hardware engineering is responsible for the development of hardware products, primarily vision engines and vision chips. The advanced products development group is engaged in the development of the Placement Guidance Products and the VisionPro product line. The custom products development group is responsible for the development of application products used in wire bonders and other custom applications. The Company's Acumen division is responsible for the development of application-specific products for the semiconductor industry.

    At December 31, 1995, the Company employed 104 professionals in R, D & E, most of whom are software developers. The Company's R, D & E expenses were approximately $13,190,000, $9,933,000, and $6,205,000 in 1995, 1994, and 1993,
respectively.

MANUFACTURING

    The Company's current manufacturing process consists of final assembly, burn-in, final test, quality control, and shipment of systems and board-level products. Major components such as semiconductors, raw boards, and passive components are purchased by the Company and shipped to third parties for assembly and initial testing. Certain subassemblies are assembled in-house. Materials such as electronic components and sheet metal parts are purchased and stocked by the Company utilizing its own personnel. Some of the electronic components are tested and burned in before assembly. The Company puts together kits of components and supplies them to the third-party contractor for assembly. In some cases, components are stored and kitted by the supplier and sent directly to the third-party contractor. The third-party contractor assembles and performs initial testing of the product, using fixtures and programs owned by the Company, and returns the product to the Company for final assembly and test. The Company packages and ships its products to customers from its Natick, Massachusetts headquarters. Certain components purchased by the Company are presently available from a single source.

    In 1995, the Company began the transition to a turnkey manufacturing operation whereby the majority of component purchasing, subassembly, final assembly, and testing is performed under agreement by a third-party contractor. The Company expects that the contractor will become the sole manufacturer of substantially all of the Company's products when the transition is complete in early 1997.

COMPETITION

    The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Some or all of these competitors may have greater financial and other resources than the Company. In addition, certain application-specific machine vision products are being introduced as low-cost, software-only solutions by various companies and the Company does not currently have a significant product offering that effectively competes with respect to price against these new software-only systems. The Company considers itself to be one of the leading machine vision companies in the world. However, reliable estimates of the machine vision market and the number of competitors are almost nonexistent, primarily because of definitional confusion and a tendency toward double-counting of sales. The principal competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under "real-world" operating conditions, flexibility, programmability, and the availability of application support from the supplier. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to the simpler guidance and gauging applications.

BACKLOG

    At December 31, 1995 the Company's backlog was approximately $27,655,000, compared to $16,827,000 at December 31, 1994. Backlog reflects purchase orders for products scheduled for shipment within six months. The level of backlog at any particular date is not necessarily indicative of the future operating performance of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

PATENTS AND LICENSES

    Since the Company relies on the technical expertise, creativity, and know-how of its personnel, it utilizes patent, copyright, and trade secret protection to safeguard its competitive position. In addition, the Company makes use of non-disclosure agreements with customers, consultants, suppliers, and employees. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. However, there can be no assurance that any of the above measures will be adequate to protect the proprietary technology of the Company.

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

    Some users of the Company's products have received notice of patent infringement from Technivision Corporation and Jerome H. Lemelson alleging that their use of the Company's products infringe certain patents issued to Mr. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of Mr. Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. Certain of the users of the Company's products currently are engaged in litigation with Mr. Lemelson/Technivision involving certain of these patents and the validity of these patents has been placed in issue. Although the Company has not been named in this litigation, it has entered into a joint defense agreement with a named party therein, which has recently entered into a settlement agreement with Mr. Lemelson for reasons unknown to the Company. The Company is not a party to that settlement and has no indemnification claims, nor obligations for such, with respect to the settlement. Certain products sold by the Company, as well as products of others, were identified in connection with this litigation as part of an allegedly infringing use.

    Litigation with respect to the Company's products at issue has been stayed for purposes of case management. Accordingly, any decision on the merits of this case regarding the Company's products is expected to be delayed at least until the litigation with respect to the products of others is settled or adjudicated. As a result, the Company's participation in this litigation may be required in the future. The Company may incur significant costs with respect to such participation or if it is required to indemnify any purchasers or users of the Company's products for damages or expenses resulting from the litigation.

    In June 1995, a Magistrate Judge filed a recommendation that summary judgment be entered in favor of one of the Company's users engaged in litigation with Mr. Lemelson/Technivision. If this recommendation is accepted by the applicable District Court, the summary judgment would entirely dispose of all the actions in favor of the user. Until further notice by the Court, action regarding this litigation is stayed. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, or the effect of such litigation on the operating results of the Company. The Company does not believe its products infringe any valid and enforceable claims of Mr. Lemelson's patents.

EMPLOYEES

    At December 31, 1995, the Company employed 307 persons, including 119 in sales, marketing and support activities; 104 in research, development and engineering; 36 in manufacturing and quality assurance; and 48 in management, administration and finance. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2: PROPERTIES

    In 1994, the Company purchased and renovated a 100,000 square foot building located in Natick, Massachusetts. The Company's corporate headquarters, principal administrative, sales and marketing, research, development and engineering, manufacturing and quality assurance, and support personnel are located in this facility. In addition, the Company leases sales offices in the United States in California, Illinois, and Oregon, as well as in Japan, France, Germany, England, Italy, Singapore, and Korea.

    In June 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently occupied with tenants who have lease commitments that expire at various dates through the year 2000. The Company will oversee these lease commitments until it is ready to take occupancy.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

    The following table sets forth the names, ages, and titles of the Company's executive officers at December 31, 1995:

NAME                    AGE      TITLE
----                    ---      -----
Robert J. Shillman      49       President, Chief Executive Officer, and Chairman of
                                 the Board of Directors
Patrick A. Alias        50       Executive Vice President of Sales and Marketing
John J. Rogers, Jr.     37       Executive Vice President, Chief Financial Officer, and
                                 Treasurer
Richard B. Snyder       52       Executive Vice President of Operations

    Mr. Shillman, founder of the Company, has served as its President, Chief Executive Officer, and Chairman since its organization in 1981.

    Mr. Alias joined the Company in 1991 as Executive Vice President of Sales and Marketing. From 1990 to 1991, he served as President of Gimeor SA, a manufacturer of CAD/CAM software.

    Mr. Rogers joined the Company in 1991 as Director of Finance and Administration and was appointed Vice President of Finance and Administration and Treasurer in 1993, Chief Financial Officer in 1994, and Executive Vice President of Finance and Administration in 1995. From 1989 to 1991, he served as Senior Manager of Financial Control and Analysis for the Waters Division of Millipore Corporation, a manufacturer of liquid chromatography equipment. Mr. Rogers is a certified public accountant.

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

                      OTHER MEMBERS OF THE MANAGEMENT TEAM

NAME                   AGE      TITLE
----                   ---      -----
Marilyn Matz           42       Vice President of Software Engineering
E. John McGarry        39       Vice President of Development: Application Specific
                                Accelerated Products, President and Chief Technical
                                Officer of Acumen
Kris Nelson            48       Vice President of North American Sales
Hironobu Ohgusu        56       President of Cognex K.K.
Henk Schalke           50       Vice President of Engineering
David Schatz           38       Vice President of Corporate Development
William Silver         41       Vice President of Research and Development


    Ms. Matz and Messrs Nelson, Schatz, and Silver have been employed by the Company in their present or other capacities for no less than the past five years.

    Mr. McGarry joined the Company in 1995 when the company he founded in 1991, Acumen, Inc., was acquired by Cognex. From 1991 to 1995, he served as President of Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification.

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

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

    Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 35, and the section captioned "Company Information," appearing on page 36 of the Annual Report to Stockholders for the year ended December 31, 1995, which is Exhibit 13 hereto, and is incorporated herein by reference.

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

ITEM 6: SELECTED FINANCIAL DATA

    Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 34 of the Annual Report to Stockholders for the year ended December 31, 1995, which is
Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 12 through 16 of the Annual Report to Stockholders for the year ended December 31, 1995, which is Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item, which includes the consolidated financial statements and notes thereto, report of independent accountants, and supplementary data, may be found on pages 17 through 35 of the Annual Report to Stockholders for the year ended December 31, 1995, which is Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting or financial disclosure during 1995 or 1994.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1996 Annual Meeting of Stockholders to be held on April 23, 1996. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11:  EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1996 Annual Meeting of Stockholders to be held on April 23, 1996. Such information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1996 Annual Meeting of Stockholders to be held on April 23, 1996. Such information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   (1)   Financial Statements

               The following consolidated financial statements of Cognex Corporation and the report of independent accountants relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is
               Exhibit 13 hereto, and is incorporated herein by reference:

               Report of Independent Accountants for the years ended December
                31, 1995, 1994 and 1993

               Consolidated Statements of Income for the years ended December
                31, 1995, 1994 and 1993

               Consolidated Balance Sheets at December 31, 1995 and 1994

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the years ended
                December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

         (2)   Financial Statement Schedule

               Included at the end of this report are the following:

               Report of Independent Accountants on the Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts

               Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

         (3)   Exhibits

               The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on page 19, immediately preceding such Exhibits.

   (b)   Reports on Form 8-K

         On October 4, 1995, the Company filed a Current Report on Form 8-K for the acquisition of Acumen, Inc. as follows:

         Item 2. Acquisition or Disposition of Assets

         Item 7. Financial Statements and Exhibits

                 (a)  Financial Statements of Business Acquired

                      Report of Independent Accountants

                      Statements of Income for the three months ended June 30,
                        1995 (unaudited) and the twelve months ended March 25, 1995

                      Balance Sheets as of June 30, 1995 (unaudited) and March
                        25, 1995

                      Statements of Stockholders' Equity for the three months
                        ended June 30, 1995 (unaudited) and the twelve months ended March 25, 1995

                      Statements of Cash Flows for the three months ended June
                        30, 1995 (unaudited) and the twelve months ended March 25, 1995

                      Notes to Financial Statements

                 (b)  Pro Forma Financial Information

                      Introductory Information

                      Unaudited Pro Forma Statement of Income for the six months ended July 2, 1995

                      Unaudited Pro Forma Statement of Income for the twelve months ended December 31, 1994

                      Unaudited Pro Forma Balance Sheet as of July 2, 1995

                      Notes to Unaudited Pro Forma Financial Information

                 (c)  Exhibits

                      Exhibit 2 -   Stock Purchase Agreement dated as of
                                    July 21, 1995 among Acumen, Inc., the
                                    Shareholders of Acumen Inc., and Cognex
                                    Corporation

                      Exhibit 27 -  Financial Data Schedules (electronic
                                    filing only)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cognex Corporation

                                      /s/ Robert J. Shillman
                                      -----------------------------
                                      Robert J. Shillman, President
                                      March 28, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                            Date
---------                             -----                                            ----
/s/ Robert J. Shillman                President, Chief Executive Officer,              March 28, 1996
-----------------------               and Chairman of the Board of Directors
Robert J. Shillman                    (principal executive officer)

/s/ John J. Rogers, Jr.               Executive Vice President, Chief Financial        March 28, 1996
-----------------------               Officer, and Treasurer
John J. Rogers, Jr.                   (principal financial and accounting officer)

/s/ William Krivsky                   Director                                         March 28, 1996
-----------------------
William Krivsky

/s/ Patrick Sansonetti                Director                                         March 28, 1996
-----------------------
Patrick Sansonetti

/s/ Anthony Sun                       Director                                         March 28, 1996
-----------------------
Anthony Sun

/s/ Rueben Wasserman                  Director                                         March 28, 1996
-----------------------
Rueben Wasserman

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Cognex Corporation:

    Our report on the consolidated financial statements of Cognex Corporation has been incorporated by reference in this Form 10-K from page 33 of the 1995 Annual Report to Stockholders of Cognex Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1995 listed in Item 14(a) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 26, 1996

                                                                     SCHEDULE II

                               COGNEX CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                              ADDITIONS
                                                       -----------------------
                                      BALANCE AT       CHARGED TO   CHARGED TO                BALANCE AT
                                     BEGINNING OF       COSTS AND      OTHER                    END OF
DESCRIPTION                             PERIOD          EXPENSES     ACCOUNTS   DEDUCTIONS      PERIOD
----------------------------------   ------------      ----------   ----------  ----------    ----------
Allowance for Doubtful Accounts

1995                                     $684             $ 25         --          --            $709
1994                                      597              159         --       $ (72) (A)        684
1993                                      322              435         --        (160) (A)        597

Reserve for Inventory Obsolescence

1995                                     $599              --          --       $ (58) (B)       $541
1994                                      251             $360         --         (12) (B)        599
1993                                      151              128         --         (28) (B)        251

(A) Specific write-offs
(B) Specific dispositions

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------

    2A Stock Purchase Agreement dated as of July 21, 1995 among Acumen, Inc., the Shareholders of Acumen, Inc., and Cognex Corporation (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on October 4, 1995)

    2B Agreement and Plan of Merger dated as of February 29, 1996 among Cognex Corporation, Cognex Software Development, Inc., Isys Controls, Inc., and Richard Rombach (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on March 15, 1996)

    3A Articles of Organization of the Company effective January 8, 1981, as amended June 8, 1982, August 19, 1983, May 15, 1984,
                   April 17, 1985, November 4, 1986, and January 21, 1987 (incorporated by reference to Exhibit 3A to the Registration Statement Form S-1 [Registration No. 33-29020]).

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

    10A Cognex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registration Statement Form S-8 [Registration No. 33-32815]).

    10B Cognex Corporation 1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4B to Amendment No. 2 to the Registration Statement Form S-8 [Registration No. 33-31657]).

    10C Cognex Corporation 1992 Stock Option Plan (filed as Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

    10D Cognex Corporation 1993 Director's Stock Option Plan (filed as Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

    10E            Cognex Corporation 1993 Employee Stock Option Plan (filed as
                   Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

    10F Purchase and Sale Agreement with respect to the Natick Executive Park facility dated as of October 20, 1993 (filed as Exhibit 10L to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

    10G Purchase and Sale Agreement with respect to the Natick Executive Park facility dated as of June 30, 1995 *

    11             Statement re computation of per share earnings *

    13 Annual Report to Stockholders for the year ended December 31, 1995 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

    21             Subsidiaries of the registrant *

    23             Consent of Coopers & Lybrand L.L.P. *

    27             Financial Data Schedule *


                   * Filed herewith