Form 10-Q
period 1996-03-31
COGNEX CORP
filed 1996-05-13
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
     X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    ---
Exchange Act of 1934 for the quarterly period ended  March 31, 1996 or
                                                     --------------

         Transition Report pursuant to Section 13 or 15(d) of the Securities
    ---
Exchange Act of 1934 for the transition period from         to
                                                    -------    -------


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



                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
                   -------------------------------------------
                   (Address, including zip code, and telephone
                    number, including area code, of principal
                               executive offices)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X                             No
                            ---                                  ---

     As of April 28, 1996, there were 40,542,365 shares of Common Stock, $.002 par value, of the registrant outstanding.



================================================================================

                                      INDEX


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Statements of Income for the three months ended
             March 31, 1996 and April 2, 1995
          Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1996
          Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and April 2, 1995
          Notes to Consolidated Financial Statements

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                        THREE MONTHS ENDED
                                                     MARCH 31,        APRIL 2,
                                                       1996            1995
                                                     ---------        --------
                                                           (UNAUDITED)

Revenue.......................................       $34,887          $19,437

Cost of revenue...............................         9,206            3,952
                                                     -------          -------

Gross margin..................................        25,681           15,485

Research, development and engineering
  expenses....................................         4,766            2,716

Selling, general and administrative expenses..         6,345            5,071
                                                     -------          -------

Income from operations........................        14,570            7,698

Other income..................................         1,011              632
                                                     -------          -------

Income before provision for income taxes......        15,581            8,330

Provision for income taxes....................         4,752            2,457
                                                     -------          -------

Net income....................................       $10,829          $ 5,873
                                                     =======          =======

Net income per share..........................       $   .25          $   .14
                                                     =======          =======

Weighted average common shares outstanding....        44,057           40,784
                                                     =======          =======





     The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                                        CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)


                                                                               MARCH 31,      DECEMBER 31,
                                                                                 1996            1995
                                                                               ---------      ------------
                                                                              (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents.............................................    $ 40,989         $ 23,911
     Investments...........................................................      68,264           66,729
     Accounts receivable, less reserves of approximately $553 and $709 in
        1996 and 1995, respectively........................................      22,075           24,312
     Inventories...........................................................      12,610           12,567
     Deferred contract costs...............................................       2,966
     Deferred income taxes.................................................       1,933            1,811
     Prepaid expenses and other............................................       5,737            6,463
                                                                               --------         --------
         Total current assets..............................................     154,574          135,793
                                                                               --------         --------

Property, plant and equipment, net.........................................      23,818           22,133
Other assets...............................................................       3,976            4,169
Deferred income taxes......................................................                           77
                                                                               --------         --------
                                                                               $182,368         $162,172
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................    $  1,627         $  2,775
     Accrued expenses......................................................       8,441            9,333
     Accrued income taxes..................................................       7,430            3,111
     Customer deposits.....................................................       1,533              867
     Deferred revenue......................................................       1,301              305
                                                                               --------         --------
         Total current liabilities.........................................      20,332           16,391
                                                                               --------         --------

Other liabilities..........................................................       1,920            1,865
Deferred income taxes......................................................          27

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 40,483,756 and 39,039,675
        shares in 1996 and 1995, respectively..............................          81               78
     Additional paid-in capital............................................      74,553           71,171
     Cumulative translation adjustment.....................................          52               40
     Retained earnings.....................................................      86,292           73,516
     Treasury stock, at cost, 80,918 shares in 1996 and 1995...............        (889)            (889)
                                                                               --------         --------
         Total stockholders' equity........................................     160,089          143,916
                                                                               --------         --------
                                                                               $182,368         $162,172
                                                                               ========         ========



     The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)





                                           COMMON STOCK      ADDITIONAL  CUMULATIVE                TREASURY STOCK        TOTAL
                                       --------------------   PAID-IN    TRANSLATION  RETAINED    ----------------    STOCKHOLDERS'
                                       SHARES     PAR VALUE   CAPITAL    ADJUSTMENT   EARNINGS    SHARES      COST       EQUITY
                                       ------     ---------  ----------  -----------  --------    ------      ----    -------------

Balance at December 31, 1995.......   39,039,675     $78      $71,171        $40       $73,516     80,918     $(889)     $143,916
   Acquisition of Isys
     Controls, Inc. ...............    1,331,927       3        2,469                    1,947                              4,419
   Issuance of stock under stock
     option plans..................      112,154                  283                                                         283
   Amortization of deferred
     compensation..................                                 4                                                           4
   Tax benefit from the exercise
     of stock options..............                               626                                                         626
   Translation adjustment..........                                           12
   Net income......................                                                     10,829                             10,829
                                      ----------     ---      -------        ---       -------     ------     -----      --------
Balance at March 31, 1996
  (unaudited)......................   40,483,756     $81      $74,553        $52       $86,292     80,918     $(889)     $160,089
                                      ==========     ===      =======        ===       =======     ======     =====      ========



       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)


                                                                                   THREE MONTHS ENDED
                                                                               MARCH 31,        APRIL 2,
                                                                                 1996             1995
                                                                               ---------        --------
                                                                                       (UNAUDITED)


Cash flows from operating activities:
     Net income...........................................................     $ 10,829         $  5,873
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization......................................        1,153              624
       Loss on disposition of property, plant and equipment...............           13
       Tax benefit from the exercise of stock options.....................          626              920
       Deferred income tax provision......................................          (42)             (91)
       Change in other current assets and current liabilities.............        6,703           (3,276)
                                                                               --------         --------
     Net cash provided by operating activities............................       19,282            4,050
                                                                               --------         --------

Cash flows from investing activities:
     Purchase of investments..............................................      (11,434)         (28,970)
     Maturities of investments............................................        9,899            4,659
     Purchase of property, plant and equipment............................       (2,010)            (801)
     Cash assumed in acquisition of Isys Controls, Inc. ..................          918
     Decrease in other assets.............................................           29              116
                                                                               --------         --------
     Net cash used in investing activities................................       (2,598)         (24,996)
                                                                               --------         --------

Cash flows from financing activities:
     Issuance of stock under stock option plans...........................          283              761
                                                                               --------         --------
     Net cash provided by financing activities............................          283              761
                                                                               --------         --------

Effect of exchange rate changes on cash...................................          111               37
                                                                               --------         --------

Net increase (decrease) in cash and cash equivalents......................       17,078          (20,148)
Cash and cash equivalents at beginning of period..........................       23,911           56,326
                                                                               --------         --------
Cash and cash equivalents at end of period................................     $ 40,989         $ 36,178
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

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ------------------------------------------

     Basis of Presentation
     ---------------------

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1996.

     In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, and the results of its operations and changes in stockholders' equity and cash flows for the three months ended March 31, 1996 and April 2, 1995.

     The results disclosed in the Consolidated Statement of Income for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

     Revenue Recognition
     -------------------

     Revenue from product sales and software licenses is recognized upon shipment. Revenue from research and development contracts and long-term vision system construction projects is recognized on the percentage-of-completion method. Losses on contracts and projects, if any, are recorded when identified. Deferred contract costs arise from performance on projects in advance of billings. Deferred revenue and customer deposits arise from billings in advance of performance and are recognized as revenue during the period in which performance occurs. Service and maintenance revenue is recognized as earned.

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

                               COGNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES
- - -----------

Inventories consist of the following:
(In thousands)                                 MARCH 31,   DECEMBER 31,
                                                 1996          1995
                                               ---------   ------------
                                            (UNAUDITED)

Raw materials..........................         $ 6,834       $ 6,340
Work-in-process........................           2,306         4,468
Finished goods.........................           3,470         1,759
                                                -------       -------
                                                $12,610       $12,567
                                                =======       =======

ACQUISITION OF ISYS CONTROLS, INC.
- - ----------------------------------

On February 29, 1996, the Company acquired Isys Controls, Inc. ("Isys"), a developer of ultra-high performance vision systems that automatically detect and classify surface flaws and defects on a variety of high value-added materials. Under the terms of the acquisition, accounted for as a pooling of interests, an aggregate of 1,078,380 shares of Cognex common stock were exchanged for Isys common shares, and 253,547 shares of Cognex common stock were exchanged for Isys restricted common shares, with similar restrictions. An additional 68,042 shares of Cognex common stock were reserved for issuance upon exercise of Isys options which as a result of the merger became options for the purchase of Cognex common stock. The exchange ratio was .1470 of a share of Cognex common stock for each share of Isys common stock.

The results of operations of Isys for the full quarter are included in the consolidated financial statements of the Company for the quarter ended March 31, 1996. For all prior periods presented, the financial position and results of operations of Isys were not material to the previously reported financial position and results of operations of the Company, and therefore, prior periods have not been restated.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In February 1996, the Company acquired Isys Controls, Inc. ("Isys"), a developer of vision systems for surface inspection. The results of operations of Isys for the full quarter ended March 31, 1996 are included in the Company's results for the first quarter of 1996. The results of operations of Isys for the quarter ended April 2, 1995 were not material to the Company's previously reported results, and therefore, this prior period has not been restated. Sales of Isys products amounted to $3,150,000, or 9% of revenue, in the first quarter of 1996. Sales of these products to customers based in North America and Japan totaled $1,661,000 and $1,462,000, respectively. Isys products were sold entirely to the factory floor marketplace.

Revenue for the quarter ended March 31, 1996 increased 79% to $34,887,000 from $19,437,000 for the quarter ended April 2, 1995. Revenue from international customers amounted to $19,595,000, or 56% of revenue, in the first quarter of 1996 compared to $11,132,000, or 57% of revenue, in the first quarter of 1995. Sales to customers based in North America, Japan, and Europe increased $6,987,000, $6,894,000, and $1,251,000, or 84%, 80%, and 55%, respectively, from the first quarter of 1995.

The increase in worldwide revenue is due to increased volume generated from Original Equipment Manufacturer ("OEM") and factory floor customers. Sales to OEM customers increased $8,551,000, or 56%, from the first quarter of 1995 and over 15 new OEM customers were added worldwide in the first quarter of 1996. OEM relationships typically take two to five years to reach significant sales and volume levels. In addition, sales to factory floor customers increased $6,899,000, or 168%, from the first quarter of 1995 and grew to 32% of revenue in the first quarter of 1996 from 21% of revenue in the first quarter of 1995. Over 45 new factory floor customers were added worldwide in the first quarter of 1996.

The combined sales of the Cognex 2000 and 3000 Series vision systems increased $2,906,000, yet decreased as a percentage of revenue to 22% for the first quarter of 1996 from 24% for the first quarter of 1995. Sales of the Cognex 4000 Series vision system increased $2,248,000, yet decreased as a percentage of revenue to 29% in the first quarter of 1996 from 41% in the first quarter of 1995. The decline in sales as a percentage of revenue of the Cognex 2000, 3000, and 4000 products reflects customers' continued transition to newer products. Sales of the Cognex 5000 Series vision system increased $4,072,000 and represented 26% of revenue in both periods. Checkpoint, the Company's "easy to use" vision system designed for the factory floor marketplace, increased $666,000 and represented 5% of revenue in both periods.

Gross margin as a percentage of revenue was 74% for the quarter ended March 31, 1996 compared to 80% for the quarter ended April 2, 1995. Two percent of the decrease in the gross margin percentage from the first quarter of 1995 is due to sales of Isys products, which carry lower margins. The additional two percent decrease in the gross margin percentage is due primarily to price discounts to some of the Company's larger customers for obtaining certain volume thresholds, a shift in product mix to lower margin products, and redundant manufacturing costs incurred during the transition period to full turnkey manufacturing. Some of these influences may remain in place throughout 1996 and overall gross margin percentages are expected to be lower than experienced in 1995.

Research, development and engineering expenses increased to $4,766,000 for the quarter ended March 31, 1996 from $2,716,000 for the quarter ended April 2, 1995. Expenses as a percentage of revenue were 14% in both periods. The increase in aggregate costs is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products, including the addition of Isys and Acumen engineers to the Company's talent pool.

Selling, general and administrative expenses increased to $6,345,000 for the quarter ended March 31, 1996 from $5,071,000 for the quarter ended April 2, 1995. Expenses as a percentage of revenue were 18% in the first quarter of 1996 compared to 26% in the first quarter of 1995. The increase in aggregate costs is due primarily to higher personnel-related costs, both domestically and internationally, to support the Company's worldwide operations, combined with costs related to fluctuations in foreign currency exchange rates. In addition, costs incurred to effect the acquisition of Isys, primarily professional fees, were expensed in the first quarter of 1996. The decrease in expenses as a percentage of revenue is due primarily to the growth in revenue outpacing the growth in selling, general and administrative expenses.

Other income increased to $1,011,000 for the quarter ended March 31, 1996 from $632,000 for the quarter ended April 2, 1995. The increase in other income is due primarily to an increase in interest income resulting from an increased investment base.

The Company's effective tax rate was 30.5% for the quarter ended March 31, 1996 compared to 29.5% for the quarter ended April 2, 1995. The increase in the effective tax rate is due primarily to the fact that the full research and experimentation credit was not extended in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the quarter ended March 31, 1996 were met through cash flow generated from operations. Working capital at December 31, 1995 was $134,242,000, an increase of $14,840,000 from the working capital balance at December 31, 1995. Cash and investments increased $18,613,000 from December 31, 1995 primarily as a result of $19,282,000 of cash generated from operations, offset by $2,010,000 of capital expenditures. Cash generated from operations consist of net income, adjusted primarily for the effects of depreciation and amortization, the tax benefit from the exercise of stock options, and changes in current assets and liabilities, most notably decreases in accounts receivable and increases in accrued income taxes. As a result of the Company's transition to full turnkey manufacturing, inventory levels are expected to decline in 1996.

At March 31, 1996, the Company had no outstanding short-term or long-term debt. The Company has a $1,000,000 unsecured demand line of credit with a bank which is available through November 15, 1996. There have been no borrowings under the line of credit.

Capital requirements consist primarily of expenditures for computer hardware and software equipment, along with expenditures related to the expansion of the Company's office space to accommodate anticipated growth. Capital expenditures for the quarter ended March 31, 1996 amounted to $2,010,000, all of which were funded out of current operations. In 1995, the Company began work on a planned 50,000 square-foot addition to its headquarters building. Future cash requirements related to the addition are anticipated to approximate $6,000,000 and are expected to be paid out through the first quarter of 1997 with anticipated funding from cash generated from operations.

In July 1995, the Company acquired Acumen, Inc. for approximately $14,000,000. The purchase price included $8,452,000 in cash, $1,798,000 of which, at March 31, 1996, remains to be paid out through the year 2000.

The Company believes that the existing cash and investment balances, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1996, including potential business acquisitions.

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

          (b)  Reports on Form 8-K
               On March 15, 1996, the Company filed a Current Report on Form 8-K for the acquisition of Isys Controls Inc. as follows:
               Item 2.  Acquisition or Disposition of Assets
               Item 7.  Financial Statements and Exhibits
                    (a)  Financial Statements of Business Acquired
                         Report of Independent Accountants
                         Consolidated Statements of Income for the quarter ended
                           December 31, 1995 and 1994 (unaudited) and the year ended September 30, 1995 and 1994
                         Consolidated Balance Sheets at December 31,
                           1995 (unaudited), September 30, 1995, and
                           September 30, 1994
                         Consolidated Statements of Stockholders' Equity for the
                           quarter ended December 31, 1995 (unaudited) and the year ended September 30, 1995 and 1994
                         Consolidated Statements of Cash Flows for
                           the quarter ended December 31, 1995 and 1994
                           (unaudited) and the year ended September 30, 1995 and 1994
                         Notes to Consolidated Financial Statements
                    (b)  Pro Forma Financial Information
                         Introductory Information
                         Unaudited Pro Forma Statements of Income for the year
                           ended December 31, 1995, 1994, and 1993
                         Unaudited Pro Forma Balance Sheet at December 31, 1995 Notes to Unaudited Pro Forma Financial Information
                    (c)  Exhibits
                         Exhibit 2 -    Agreement and Plan of Merger dated as of
                                        February 29, 1996 among Cognex
                                        Corporation, Cognex  Software
                                        Development, Inc., Isys Controls, Inc.,
                                        and Richard Rombach
                         Exhibit 27 -   Financial Data Schedules (electronic
                                        filing only)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:   May 13, 1996          COGNEX CORPORATION

                              /s/ Robert J. Shillman
                              ------------------------------------------------
                              Robert J. Shillman
                              President, Chief Executive Officer, and Chairman (principal executive officer)


                              /s/ John J. Rogers, Jr.
                              --------------------------------------------------
                              John J. Rogers, Jr.
                              Executive Vice President, Chief Financial Officer, and Treasurer
                              (principal financial and accounting officer)