Form 10-Q
period 1996-06-30
COGNEX CORP
filed 1996-08-12
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
   ---
Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996 or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
   ---
Exchange Act of 1934 for the transition period from          to
                                                    --------     --------

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


                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
                        --------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)


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

     As of July 28, 1996, there were 40,683,050 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 10
                       Exhibit index is located on page 8

================================================================================

                                      INDEX


   PART I    FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Statements of Income for the three and six months ended June 30, 1996 and July 2, 1995

             Consolidated Balance Sheets at June 30, 1996 and December 31,
                1995

             Consolidated Statement of Stockholders' Equity for the six
                months ended June 30, 1996

             Consolidated Statements of Cash Flows for the six months
                ended June 30, 1996 and July 2, 1995

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

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

             Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         COGNEX CORPORATION

                               CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except per share amounts)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,     JULY 2,     JUNE 30,    JULY 2,
                                                    1996        1995        1996        1995
                                                   --------     -------     --------    -------
                                                        (UNAUDITED)           (UNAUDITED)

Revenue ......................................     $34,949     $23,722     $69,836     $43,159

Cost of revenue ..............................       9,591       5,236      18,797       9,188
                                                   -------     -------     -------     -------

Gross margin .................................      25,358      18,486      51,039      33,971

Research, development and engineering
  expenses ...................................       4,794       3,073       9,560       5,789

Selling, general and administrative
  expenses ...................................       6,874       5,810      13,219      10,881
                                                   -------     -------     -------     -------

Income from operations .......................      13,690       9,603      28,260      17,301

Other income .................................       1,332         668       2,343       1,300
                                                   -------     -------     -------     -------

Income before provision for income taxes .....      15,022      10,271      30,603      18,601

Provision for income taxes ...................       4,888       3,030       9,640       5,487
                                                   -------     -------     -------     -------

Net income ...................................     $10,134     $ 7,241     $20,963     $13,114
                                                   =======     =======     =======     =======

Net income per share .........................     $   .23     $   .18     $   .48     $   .32
                                                   =======     =======     =======     =======

Weighted average common and common equivalent
  shares outstanding .........................      43,866      41,260      43,966      41,091
                                                   =======     =======     =======     =======



        The accompanying notes are an integral part of these consolidated financial statements.

                          COGNEX CORPORATION

                                     CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)
                                                                            JUNE 30,        DECEMBER 31,
                                                                              1996             1995
                                                                           -----------      ------------
                                                                           (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents...........................................    $ 37,193         $ 23,911
     Investments.........................................................      76,818           66,729
     Accounts receivable, less reserves of $583 and $709 in 1996 and
        1995, respectively...............................................      21,954           24,312
     Inventories.........................................................      12,800           12,567
     Deferred contract costs.............................................       3,325
     Deferred income taxes...............................................       1,809            1,811
     Prepaid expenses and other..........................................       7,289            6,463
                                                                             --------         --------
         Total current assets............................................     161,188          135,793
                                                                             --------         --------

Property, plant and equipment, net.......................................      24,705           22,133
Other assets.............................................................       3,898            4,169
Deferred income taxes....................................................          55               77
                                                                             --------         --------
                                                                             $189,846         $162,172
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable....................................................    $  1,923         $  2,775
     Accrued expenses....................................................       7,745            9,333
     Accrued income taxes................................................       2,561            3,111
     Customer deposits...................................................       2,010              867
     Deferred revenue....................................................         797              305
                                                                             --------         --------
         Total current liabilities.......................................      15,036           16,391
                                                                             --------         --------

Other liabilities........................................................       1,917            1,865

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 40,702,578 and
        39,039,675 shares in 1996 and 1995, respectively.................          81               78
     Additional paid-in capital..........................................      77,232           71,171
     Cumulative translation adjustment...................................          43               40
     Retained earnings...................................................      96,426           73,516
     Treasury stock, at cost, 80,918 shares in 1996 and 1995.............        (889)            (889)
                                                                             --------         --------
         Total stockholders' equity......................................     172,893          143,916
                                                                             --------         --------
                                                                             $189,846         $162,172
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

                               COGNEX CORPORATION

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (Dollars in thousands)

                                                     Common Stock    Additional Cumulative              Treasury Stock     Total
                                                --------------------  Paid-in   Translation  Retained   -------------- Stockholders'
                                                  Shares   Par Value  Capital   Adjustment   Earnings    Shares    Cost     Equity
                                                ---------- --------- ---------- -----------  --------    ------    ---- ------------
Balance at December 31, 1995.................   39,039,675    $78     $71,171     $40        $73,516     80,918   $(889)   $143,916
  Acquisition of Isys Controls, Inc. ........    1,331,927      3       2,469                  1,947                          4,419
  Issuance of stock under stock option, stock
    purchase, and bonus plans................      330,976              1,668                                                 1,668
  Amortization of deferred compensation......                              11                                                    11
  Tax benefit from exercise of stock
    options..................................                           1,913                                                 1,913
  Translation adjustment.....................                                       3                                             3
  Net income.................................                                                 20,963                         20,963
                                                ----------    ---     -------     ---        -------     ------   -----    --------
Balance at June 30, 1996 (unaudited).........   40,702,578    $81     $77,232     $43        $96,426     80,918   $(889)   $172,893
                                                ==========    ===     =======     ===        =======     ======   =====    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                   COGNEX CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                                      SIX MONTHS ENDED
                                                                    JUNE 30,      JULY 2,
                                                                     1996          1995
                                                                   ----------    ---------
                                                                        (UNAUDITED)
Cash flows from operating activities:
   Net income ................................................     $ 20,963      $ 13,114

   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ...........................        2,430         1,290
     Loss on disposition of property, plant and equipment ....           92
     Tax benefit from exercise of stock options ..............        1,913         2,790
     Deferred income tax provision ...........................                       (189)
     Change in other current assets and current liabilities ..         (602)      (10,527)
                                                                   --------      --------
   Net cash provided by operating activities .................       24,796         6,478
                                                                   --------      --------
Cash flows from investing activities:
   Purchase of investments ...................................      (29,387)      (45,705)
   Maturity and sale of investments ..........................       19,298        11,305
   Purchase of property, plant and equipment .................       (4,092)       (7,202)
   Cash assumed in acquisition of Isys Controls, Inc. ........          918
   (Increase)/decrease in other assets .......................          (77)          153
                                                                   --------      --------
   Net cash used in investing activities .....................      (13,340)      (41,449)
                                                                   --------      --------
Cash flows from financing activities:
   Issuance of stock under stock option, stock purchase, and
     bonus plans .............................................        1,668         1,914
                                                                   --------      --------
   Net cash provided by financing activities .................        1,668         1,914
                                                                   --------      --------
Effect of exchange rate changes on cash ......................          158            48
                                                                   --------      --------
Net increase/(decrease) in cash and cash equivalents .........       13,282       (33,009)
Cash and cash equivalents at beginning of period .............       23,911        56,326
                                                                   --------      --------
Cash and cash equivalents at end of period ...................     $ 37,193      $ 23,317
                                                                   ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

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

          In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1996, and the results of operations for the three and six months ended June 30, 1996, and changes in stockholders' equity and cash flows for the six months ended June 30, 1996.

          The results disclosed in the Consolidated Statement of Income for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


   INVENTORIES
   -----------


   Inventories consist of the following:

   (In thousands)                         JUNE 30,   DECEMBER 31,
                                           1996         1995
                                        -----------  ------------
                                        (UNAUDITED)

   Raw materials...............          $ 6,705       $ 6,340
   Work-in-process.............            3,800         4,468
   Finished goods..............            2,295         1,759
                                         -------       -------
                                         $12,800       $12,567
                                         =======       =======

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

   In February 1996, the Company acquired Isys Controls, Inc. ("Isys"), a developer of machine vision systems for high-speed surface inspection. The results of operations of Isys for the full six-month period ended June 30, 1996 are included in the Company's results. The results of operations of Isys for the three-month and six-month periods ended July 2, 1995 were not material to the Company's previously reported results, and therefore, these prior periods have not been restated.

   Revenue for the three-month and six-month periods ended June 30, 1996 increased 47% and 62% to $34,949,000 and $69,836,000, respectively, over the comparable periods in 1995. Revenue from domestic customers increased $5,316,000 or 55% over the three-month period in 1995, and $12,303,000 or 69%
   over the six-month period in 1995. Revenue from international customers amounted to 57% of revenue in the three-month and six-month periods in 1996 compared to 59% and 58% of revenue in the same periods in 1995. Sales to customers based in Japan increased $3,539,000 or 32% over the three-month period in 1995, and $10,433,000 or 53% over the six-month period in 1995. Sales to customers based in Europe increased $1,753,000 or 62% over the three-month period in 1995, and $3,004,000 or 59% over the six-month period in 1995.

   The increase in worldwide revenue is due primarily to increased volume generated from Original Equipment Manufacturer ("OEM") and factory floor customers. Sales to OEM customers increased $4,954,000 or 27% over the three-month period in 1995, and $13,505,000 or 40% over the six-month period in 1995. 16 new OEM customers were added worldwide in the second quarter of 1996, bringing the year-to-date total to over 30 new OEM accounts. OEM relationships typically take one to three years to reach significant sales and volume levels. In addition, sales to factory floor customers, which include sales of products resulting from the Company's acquisition of Isys, increased $6,273,000 or 119% over the three-month period in 1995, and $13,172,000 or 141% over the six-month period in 1995. 50 new factory floor customers were added worldwide in the second quarter of 1996, bringing the year-to-date total to over 95 new factory floor accounts. Sales to factory floor customers grew to 33% and 32% of revenue in the three-month and six-month periods in 1996 from 22% of revenue in the comparable periods in 1995.

   The increased volume reflects sales of products totaling $6,288,000 or 18% of revenue in the three-month period ended June 30, 1996, and $11,295,000 or 16% of revenue in the six-month period ended June 30, 1996 resulting from the Company's acquisitions of Isys in the first quarter of 1996 and Acumen, Inc. in the third quarter of 1995.

   The revenue growth rate for the first half of 1996 over the prior year is not expected to be sustained in the second half of 1996 due to market factors affecting the semiconductor and electronics industries, from which the Company either directly or indirectly derives a significant amount of its revenue.

   Gross margin was 73% for the three-month and six-month periods ended June 30, 1996 compared to 78% and 79% for the same periods in 1995. The decrease in gross margin is due primarily to a shift in product mix to lower margin products including products resulting from the Company's acquisition of Isys, price discounts to some of the Company's larger customers for attaining certain volume thresholds, and redundant manufacturing costs incurred during the transition period to full turnkey manufacturing accompanied by increased costs associated with reducing excess inventory levels. Most of these influences may remain in place throughout 1996 and gross margins for the full year 1996 are expected to be lower than experienced in 1995.

   Research, development and engineering expenses increased to $4,794,000 and $9,560,000 for the three-month and six-month periods ended June 30, 1996 from $3,073,000 and $5,789,000 for the comparable periods in 1995. Expenses as a percentage of revenue were 14% in both periods in 1996 compared to 13% in both periods in 1995. The increase in aggregate costs is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products, including the addition of engineers to the Company's talent pool resulting from the acquisitions of Isys and Acumen.

   Selling, general and administrative expenses increased to $6,874,000 and $13,219,000 for the three-month and six-month periods ended June 30, 1996 from $5,810,000 and $10,881,000 for the comparable periods in 1995. Expenses as a percentage of revenue were 20% and 19% in the three-month and six-month periods in 1996 compared to 24% and 25% in the same periods in 1995. The increase in aggregate costs is due primarily to higher personnel-related costs, both domestically and internationally, to support the Company's worldwide operations, combined with costs related to fluctuations in foreign currency exchange rates. The decrease in expenses as a percentage of revenue is due primarily to a higher revenue base in 1996.

   Other income increased to $1,332,000 and $2,343,000 for the three-month and six-month periods ended June 30, 1996 from $668,000 and $1,300,000 for the comparable periods in 1995. The increase in other income is due primarily to an increase in interest income resulting from a higher investment base in 1996.

   The Company's effective tax rate was 32.5% and 31.5% for the three-month and six-month periods ended June 30, 1996 compared to 29.5% for both periods in 1995. The increase in the effective tax rate is primarily because the research and experimentation credit was not extended beyond June 30, 1995.


   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements during the six-month period ended June 30, 1996 were met through cash generated from operations. Working capital at June 30, 1996 was $146,152,000, an increase of $26,750,000 from the working capital balance at December 31, 1995. Cash and investments increased $23,371,000 from December 31, 1995 primarily as a result of $24,796,000 of cash generated from operations, offset by $4,092,000 of capital expenditures.

   Capital requirements consist primarily of expenditures for computer hardware and software equipment, along with expenditures related to the expansion of the Company's office space to accommodate anticipated growth. Capital expenditures for the six-month period ended June 30, 1996 amounted to $4,092,000, all of which were funded out of current operations. In 1995, the Company began work on a planned 50,000 square-foot addition to its headquarters building. Future cash requirements related to the addition are anticipated to approximate $5,000,000 and are expected to be paid out through the first quarter of 1997 with anticipated funding from cash generated from operations.

   In July 1995, the Company acquired Acumen for approximately $14,000,000. The purchase price included $8,452,000 in cash, $1,798,000 of which, at June 30, 1996, remains to be paid out through the year 2000.

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

               None

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

               None

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Special Meeting of Stockholders in lieu of the 1996 Annual Meeting held on April 23, 1996, Robert J. Shillman was elected director to hold office for three years. Patrick Sansonetti, Anthony Sun, William Krivsky, and Rueben Wasserman continued as directors after the meeting. In addition, the Stockholders approved a proposal to amend the Articles of Organization of the Company to increase the number of authorized shares of common stock from 60,000,000 shares to 120,000,000 shares. The Stockholders also approved a proposal to amend the 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance under such plan from 5,000,000 shares to 8,000,000 shares, and to make available 1,000,000 of such shares for the issuance of stock awards under the plan. Of the 33,727,779 shares represented at the meeting, 33,629,671 votes were cast in favor of the election of Robert J. Shillman as director and 98,108 withheld; 31,729,416 votes were cast in favor of the proposal to amend the Articles of Organization, 1,959,870 votes were cast against, and 38,493 abstained; and 16,993,133 votes were cast in favor of the proposal to amend the 1993 Stock Option Plan, 11,803,188 votes were cast against, 69,808 abstained, and 4,861,650, no vote.

   ITEM 5.     OTHER INFORMATION

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                   Exhibit 11 - Calculation of Weighted Average Common and
                                Common Equivalent Shares Outstanding
                   Exhibit 27 - Financial Data Schedule (electronic filing only)

               (b) Reports on Form 8-K

                   None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   DATE:   August 12, 1996          COGNEX CORPORATION



                                   /s/ John J. Rogers, Jr.
                                  -------------------------------------------
                                  John J. Rogers, Jr.
                                  Executive Vice President, Chief Financial
                                  Officer, and Treasurer
                                  (principal financial and accounting officer)