Form 10-Q
period 1996-09-29
COGNEX CORP
filed 1996-11-08
CIK 851205

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
    X  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  -----
Exchange Act of 1934 for the quarterly period ended SEPTEMBER 29, 1996 or

   __ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


                         COMMISSION FILE NUMBER 0-17869
                                                -------


                               COGNEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MASSACHUSETTS                               04-2713778
           -------------------------------                  ------------------
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                   Identification No.)



                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
              -----------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)



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


    As of October 27, 1996, there were 40,770,858 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 10

===============================================================================

                                      INDEX


  PART I     FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Income for the three and nine months ended September 29, 1996 and October 1, 1995

             Consolidated Balance Sheets at September 29, 1996 and December 31,
               1995

             Consolidated Statement of Stockholders' Equity for the nine months ended September 29, 1996

             Consolidated Statements of Cash Flows for the nine months ended
               September 29, 1996 and October 1, 1995

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

  Item 3.    Defaults Upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports on Form 8-K

             Signatures

                          PART I: FINANCIAL INFORMATION

  ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                                      CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share amounts)

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 29,   OCTOBER 1,    SEPTEMBER 29,   OCTOBER 1,
                                                       1996          1995           1996           1995
                                                   -------------   ----------    --------------  ----------
                                                            (UNAUDITED)                  (UNAUDITED)

Revenue ..........................................   $26,540        $29,784        $96,376       $72,943

Cost of revenue ..................................    12,297          6,535         31,094        15,723
                                                     -------        -------        -------       -------

Gross margin .....................................    14,243         23,249         65,282        57,220

Research, development and engineering expenses ...     4,978          3,495         14,538         9,284

Selling, general and administrative expenses .....     6,352          6,335         19,571        17,216

Charge for acquired in-process technology ........                   10,189                       10,189
                                                     -------        -------        -------       -------

Income from operations ...........................     2,913          3,230         31,173        20,531

Other income .....................................     1,314            598          3,657         1,898
                                                     -------        -------        -------       -------

Income before provision for income taxes .........     4,227          3,828         34,830        22,429

Provision for income taxes .......................       983          4,461         10,623         9,948
                                                     -------        -------        -------       -------

Net income/(loss) ................................   $ 3,244        $  (633)       $24,207       $12,481
                                                     =======        =======        =======       =======

Net income/(loss) per share ......................   $   .08        $  (.02)       $   .55       $   .30
                                                     =======        =======        =======       =======
Weighted average common and common
   equivalent shares outstanding .................    43,203         38,192         43,854        41,576
                                                     =======        =======        =======       =======









The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

                                                                SEPTEMBER 29,    DECEMBER 31,
                                                                    1996             1995
                                                                -------------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ................................     $ 44,420         $ 23,911
   Investments ..............................................       81,395           66,729
   Accounts receivable, less reserves of $928 and
      $709 in 1996 and 1995, respectively ...................       16,908           24,312
   Inventories ..............................................        8,251           12,567
   Deferred contract costs ..................................        3,471
   Deferred income taxes ....................................        3,526            1,811
   Prepaid expenses and other ...............................        4,902            6,463
                                                                  --------         --------
      Total current assets ..................................      162,873          135,793
                                                                  --------         --------

Property, plant and equipment, net ..........................       26,260           22,133
Other assets ................................................        3,748            4,169
Deferred income taxes .......................................           55               77
                                                                  --------         --------
                                                                  $192,936         $162,172
                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................     $  1,617         $  2,775
   Accrued expenses .........................................        7,759            9,333
   Accrued income taxes .....................................        2,530            3,111
   Customer deposits ........................................        2,353              867
   Deferred revenue .........................................          981              305
                                                                  --------         --------
      Total current liabilities .............................       15,240           16,391
                                                                  --------         --------

Other liabilities ...........................................        1,646            1,865

Stockholders' equity:
   Common stock, $.002 par value -
      Authorized: 120,000,000 shares, issued:
      40,845,776 and 39,039,675 shares in 1996 and
      1995, respectively ....................................           82               78
   Additional paid-in capital ...............................       77,140           71,171
   Cumulative translation adjustment ........................           47               40
   Retained earnings ........................................       99,670           73,516
   Treasury stock, at cost, 80,918 shares in 1996 and 1995 ..         (889)            (889)
                                                                  --------         --------
      Total stockholders' equity ............................      176,050          143,916
                                                                  --------         --------
                                                                  $192,936         $162,172
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

                              COGNEX CORPORATION

                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        (Dollars in thousands)


                                       COMMON STOCK    ADDITIONAL  CUMULATIVE                TREASURY STOCK         TOTAL
                                 ---------------------  PAID-IN   TRANSLATION  RETAINED     ----------------    STOCKHOLDERS'
                                   SHARES    PAR VALUE  CAPITAL    ADJUSTMENT  EARNINGS     SHARES      COST       EQUITY
                                 ----------  --------- ---------- -----------  --------     ------     -----    ------------
Balance at December
  31, 1995 ....................  39,039,675     $78     $71,171       $40       $73,516     80,918     $(889)     $143,916
  Acquisition of
    Isys Controls, Inc. .......   1,331,927       3       2,469                   1,947                              4,419
  Issuance of stock under
    stock option, stock
    purchase, and bonus plans .     474,174       1       2,028                                                      2,029
  Amortization of deferred
    compensation ..............                              15                                                         15
  Tax benefit from exercise
    of stock options ..........                           1,457                                                      1,457
  Translation adjustment ......                                         7                                                7
  Net income ..................                                                  24,207                             24,207
                                 ----------     ---     -------       ---       -------     ------     -----      --------
Balance at September 29,
  1996 (unaudited) ............  40,845,776     $82     $77,140       $47       $99,670     80,918     $(889)     $176,050
                                 ==========     ===     =======       ===       =======     ======     =====      ========




















The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)

                                                                 NINE MONTHS ENDED
                                                              SEPTEMBER 29,  OCTOBER 1,
                                                                  1996          1995
                                                              -------------  ----------
                                                                      (UNAUDITED)
Cash flows from operating activities:
   Net income ................................................  $ 24,207      $ 12,481
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...........................     3,737         2,206
     Loss on disposition of property, plant and equipment ....        97            56
     Provision for inventory obsolescence ....................     3,380
     Charge for acquired in-process technology ...............                  10,189
     Tax benefit from exercise of stock options ..............     1,457         6,317
     Deferred income tax provision ...........................    (1,717)          (49)
     Change in other current assets and current liabilities ..     9,028       (15,776)
                                                                --------      --------
   Net cash provided by operating activities .................    40,189        15,424
                                                                --------      --------

Cash flows from investing activities:
   Purchase of investments ...................................   (46,256)      (60,919)
   Maturity and sale of investments ..........................    31,590        23,131
   Purchase of property, plant and equipment .................    (6,842)       (8,436)
   Cash payments related to acquisition of Acumen, Inc.,
     net of cash assumed in 1995 .............................    (1,277)       (6,146)
   Cash assumed in acquisition of Isys Controls, Inc. ........       918
   Other .....................................................       (30)          (46)
                                                                --------      --------
   Net cash used in investing activities .....................   (21,897)      (52,416)
                                                                --------      --------
Cash flows from financing activities:
   Issuance of stock under stock option, stock
     purchase, and bonus plans ...............................     2,029         3,301
                                                                --------      --------
   Net cash provided by financing activities .................     2,029         3,301
                                                                --------      --------

Effect of exchange rate changes on cash ......................       188           104
                                                                --------      --------

Net increase/(decrease) in cash and cash equivalents .........    20,509       (33,587)
Cash and cash equivalents at beginning of period .............    23,911        56,326
                                                                --------      --------
Cash and cash equivalents at end of period ...................  $ 44,420      $ 22,739
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

       In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position at September 29, 1996, and the results of operations for the three and nine months ended September 29, 1996, and changes in stockholders' equity and cash flows for the nine months ended September 29, 1996.

       The results disclosed in the Consolidated Statements of Income for the three and nine months ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year.

       Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.


       Net Income/(Loss) per Share
       ---------------------------

       Net income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Primary and fully diluted net income per share are not materially different for each of the periods presented. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method. Net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalent shares of 3,892,794 have not been included in the loss period, as such amounts would be antidilutive.


  INVENTORIES
  -----------

  Inventories consist of the following:
  (In thousands)
                                                         SEPTEMBER 29,  DECEMBER 31,
                                                            1996           1995
                                                         -------------  ------------
                                                       (UNAUDITED)

  Raw materials......................................      $4,407        $ 6,340
  Work-in-process....................................       2,228          4,468
  Finished goods.....................................       1,616          1,759
                                                           ------        -------
                                                           $8,251        $12,567
                                                           ======        =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




INVENTORIES (continued)
-----------------------

In the third quarter of 1996, the Company recorded a $4,231,000 inventory charge to "Cost of Goods Sold." The charge is due primarily to the slowdown in the semiconductor and electronics industries and reflects anticipated costs associated with excess inventories resulting from reduced production plans caused by the slowdown and product transition plans over the next year.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  In February 1996, the Company acquired Isys Controls, Inc. ("Isys"), a developer of machine vision systems for high-speed surface inspection. The acquisition was accounted for as a pooling of interests transaction. The results of operations of Isys for the full nine-month period ended September 29, 1996 are included in the Company's results. The results of operations of Isys for the three-month and nine-month periods ended October 1, 1995 were not material to the Company's previously reported results, and therefore, these prior periods have not been restated.

  Revenue for the three-month and nine-month periods ended September 29, 1996 totaled $26,540,000 and $96,376,000, respectively, compared to $29,784,000 and $72,943,000 for the same periods in 1995, representing an 11% decrease for the three-month period and a 32% increase for the nine-month period. Sales to customers based in the United States, which grew to 49% and 45% of revenue in the three-month and nine-month periods in 1996 compared to 41% of revenue in the same periods in 1995, increased $841,000 or 7% over the three-month period in 1995 and increased $13,144,000 or 44% over the nine-month period in 1995. Sales to customers based in Japan decreased $4,670,000 or 34% over the three-month period in 1995 and increased $5,763,000 or 17% over the nine-month period in 1995. Sales to customers based in Europe increased $457,000 or 13% over the three-month period in 1995 and increased $3,461,000 or 41% over the nine-month period in 1995.

  The decrease in worldwide revenue for the three-month period ended September 29, 1996 over the comparable period in 1995 is due primarily to decreased volume from Original Equipment Manufacturer ("OEM") customers serving the semiconductor and electronics industries and located principally in the United States and Japan. Sales to OEM customers decreased $5,388,000 or 24% over the three-month period in 1995. The decreased volume from OEM customers was partially offset by increased volume from factory floor customers. Sales to factory floor customers increased $2,144,000 or 28% over the three-month period in 1995 and grew to 36% of revenue in the third quarter of 1996 from 25% of revenue in the third quarter of 1995.

  The increase in worldwide revenue for the nine-month period ended September 29, 1996 over the comparable period in 1995 is due primarily to increased volume during the first half of 1996 from OEM customers and increased volume during the full nine-month period in 1996 from factory floor customers. Sales to OEM customers increased $8,117,000 or 14% over the nine-month period in 1995. Sales to factory floor customers increased $15,316,000 or 91% over the nine-month period in 1995 and grew to 33% of revenue in the first nine months of 1996 from 23% of revenue in the first nine months of 1995.

  The increased volume reflects sales of products totaling $3,020,000 or 11% of revenue and $9,446,000 or 10% of revenue in the three-month and nine-month periods ended September 29, 1996, respectively, resulting from the Company's acquisition of Isys in the first quarter of 1996.

  The declining revenue growth rate experienced in the third quarter of 1996 over the prior year is expected to continue over the next several quarters due to the slowdown in the semiconductor and electronics industries, from which the Company either directly or indirectly derives a significant amount of its revenue.

  Gross margin for the three-month and nine-month periods ended September 29, 1996 was 54% and 68%, respectively, compared to 78% for the same periods in 1995. Gross margin for the third quarter of 1996 included a $4,231,000 inventory charge to "Cost of Goods Sold" which reduced the margin by 16% points for the quarter and 4% points for the year-to-date. The charge is due primarily to the slowdown in the semiconductor and electronics industries and reflects anticipated costs associated with excess inventories resulting from reduced production plans caused by the slowdown and product transition plans over the next year.

  Excluding the inventory charge, gross margin for the three-month and nine-month periods ended September 29, 1996 was 70% and 72%, respectively, compared to 78% for the same periods in 1995. The decrease in gross margin excluding the inventory charge is due primarily to a shift in product mix to lower margin products including products resulting from the Company's acquisition of Isys, price discounts to some of the Company's larger customers for attaining certain volume thresholds, underabsorbed manufacturing costs resulting from reduced production plans, and increased warranty reserves. Gross margins for the remainder of 1996 are expected to increase slightly from the third quarter's results, excluding the inventory charge.

  Research, development and engineering expenses for the three-month and nine-month periods ended September 29, 1996 totaled $4,978,000 and $14,538,000, respectively, compared to $3,495,000 and $9,284,000 for the same periods in 1995, representing a 42% increase for the three-month period and 57% increase for the nine-month period. Expenses as a percentage of revenue were 19% and 15% in the three-month and nine-month periods in 1996 compared to 12% and 13% in the same periods in 1995. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products, in addition to costs associated with the discontinuance of a joint technology project with a manufacturer of specialized optics. The increase in expenses as a percentage of revenue is due primarily to the declining revenue base.

  Selling, general and administrative expenses for the three-month and nine-month periods ended September 29, 1996 totaled $6,352,000 and $19,571,000, respectively, compared to $6,335,000 and $17,216,000 for the same periods in 1995, representing no percentage increase for the three-month period and a 14% increase for the nine-month period. Expenses as a percentage of revenue were 24% and 20% in the three-month and nine-month periods in 1996 compared to 21% and 24% in the same periods in 1995. The increase in aggregate expenses is due primarily to higher personnel-related costs, both domestically and internationally, to support the Company's worldwide operations, in addition to increased bad debt reserves. Quarter-on-quarter, the increased expenses were offset by lower foreign exchange losses in the third quarter of 1996.

  In July 1995, the Company acquired Acumen, Inc. ("Acumen"), a developer of machine vision systems for semiconductor wafer identification, for approximately $14,000,000. The acquisition was accounted for as a purchase transaction. $10,189,000 of the purchase price was allocated to in-process technology which was expensed in the third quarter of 1995.

  Other income for the three-month and nine-month periods ended September 29, 1996 totaled $1,314,000 and $3,657,000, respectively, compared to $598,000 and $1,898,000 for the same periods in 1995, representing an 120% increase in the three-month period and a 93% increase in the nine-month period. The increase in other income is due primarily to an increase in interest income resulting from a higher investment base in 1996.

  The Company's effective tax rate for the three-month and nine-month periods ended September 29, 1996 was 23.3% and 30.5%, respectively, compared to 31.8% and 30.5% for the same periods in 1995, excluding the impact of a $10,189,000 charge for acquired in-process technology in the third quarter of 1995 which had no associated tax benefit. The effective tax rate of 23.3% for the third quarter of 1996 reflects an adjustment to bring the year-to-date effective tax rate to 30.5% due primarily to the reinstatement of the federal research and experimentation credit.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  The Company's cash requirements during the nine-month period ended September 29, 1996 were met through cash generated from operations. Working capital at September 29, 1996 was $147,633,000, an increase of $28,231,000 from the working capital balance at December 31, 1995. Cash and investments increased $35,175,000 from December 31, 1995 primarily as a result of $40,189,000 of cash generated from operations, offset by $6,842,000 of capital expenditures. Cash generated from operations consists of net income, adjusted primarily for the effects of depreciation and amortization, increased inventory obsolescence reserves, and changes in current assets and current liabilities, most notably a decrease in accounts receivable.

  Capital expenditures for the nine-month period ended September 29, 1996 totaled $6,842,000, all of which were funded from cash generated from operations. Capital requirements consist primarily of expenditures for computer hardware and software equipment, along with expenditures related to a 50,000 square-foot expansion of the Company's corporate headquarters. Future cash requirements related to the expansion are anticipated to approximate $3,000,000, the majority of which is expected to be paid out through the first quarter of 1997 with anticipated funding from cash generated from operations. However, since the Company's planned hiring over the next several quarters is substantially less than anticipated when construction commenced, occupancy of this additional space, along with the related operating costs, will be delayed until the additional space is needed, which is anticipated to be late 1997 or early 1998.

  In July 1995, the Company acquired Acumen for approximately $14,000,000. The purchase price included $8,452,000 in cash, $755,000 of which, at September 29, 1996, remains to be paid out through the year 2000.

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




  DATE: November 8, 1996     COGNEX CORPORATION



                             /s/ John J. Rogers, Jr.
                             --------------------------------------------------
                             John J. Rogers, Jr.
                             Executive Vice President, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)