Form 10-K
period 1996-12-31
COGNEX CORP
filed 1997-03-24
CIK 851205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 23, 1997: $634,649,794

$.002 par value common stock outstanding as of February 23, 1997: 40,969,863 shares

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 1997 Annual Meeting of Stockholders to be held on April 22, 1997, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on page 17.

                       COGNEX CORPORATION ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996


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


   CORPORATE PROFILE


      Cognex Corporation ("Cognex" or the "Company," each of which term includes, unless the context indicates otherwise, Cognex Corporation and its subsidiaries) was incorporated in Massachusetts in 1981. Its principal executive offices are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.

      The Company designs, develops, and markets a family of machine vision systems that are used to replace human vision in a wide range of manufacturing processes. These high-level systems consist of sophisticated image analysis software and high-speed, special-purpose computers (vision engines) which, when connected to a video camera, interpret and generate information about video images. For example, a Cognex machine vision system can locate an object, read alphanumeric characters, detect flaws, or measure dimensions.

      Machine vision systems are used in a variety of industries including the semiconductor, electronics, automotive, consumer products, packaging, pharmaceutical, healthcare, metals, and paper industries for applications in which human vision is inadequate due to fatigue, visual acuity or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor and improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing geometries of items being manufactured.


   WHAT IS MACHINE VISION?


      In a typical machine vision application, a video camera positioned on the production line captures an image of the part to be inspected. The machine vision computer then uses sophisticated image analysis software to extract information from the image and provide an answer to a question. Cognex machine vision systems can answer four types of questions:


     QUESTION              DESCRIPTION                            EXAMPLE
     --------              -----------                            -------
     GUIDANCE

     Where is it?          Determining the exact physical         Determining the position of a printed circuit board
                           location of an object.                 so that a robot can automatically be guided to insert
                                                                  electrical components.

     IDENTIFICATION

     What is it?           Identifying an object by analyzing     Identifying the serial number on an automotive
                           its shape or by reading a serial       airbag so that it can be tracked and processed
                           number on it.                          correctly through manufacturing.

     INSPECTION

     How good is it?       Inspecting an object for flaws or      Inspecting the quality of printing on pharmaceutical
                           defects.                               labels and packaging.

     GAUGING

     What size is it?      Determining the dimensions of an       Determining the diameter of a bearing prior to final
                           object.                                assembly.

      Once the machine vision system has processed the image and made any necessary analysis, the result is then communicated to other equipment on the factory floor, such as an industrial controller, a robotic arm, a deflector which removes the part from the line, a positioning table that moves the part, or alternatively, to a computer file for analysis or subsequent process control. This process is repeated for each part on the line, or continuously for process material, as it moves into position in front of the camera. Machine vision systems can perform inspections quickly enough to keep pace with machines that process thousands of items or material feet per minute, thus increasing both quality and productivity.


   THE MACHINE VISION MARKET


      The machine vision market can be segmented into two categories: original equipment manufacturers (OEMs) and the factory floor. The factory floor can be further subdivided between system integrators and end users. OEMs are companies that build standard products sold as capital equipment for the factory floor. These customers, most of which are in the semiconductor and electronics industries, have the technical expertise to build Cognex's programmable, board-level machine vision systems directly into their products, which are then sold to end users.

      System integrators are companies that create complete, automated inspection solutions for end users on the factory floor in a variety of industries. For example, they combine lighting, conveyors, robotics, machine vision, and other components to produce custom inspection systems for various applications. Because system integrators encounter a broad range of automation problems, they purchase a variety of Cognex products, from progammable systems to application-specific solutions tailored to solve particular manufacturing tasks.

      End users are companies that manufacture products, such as radios, phones, and ball-point pens, on the factory floor. While they may purchase capital equipment containing machine vision or contract a system integrator to build an inspection system, many end users choose to purchase machine vision directly to solve specific applications on their production lines. Unlike OEMs and system integrators, these customers typically have little or no computer programming or machine vision experience.


   BUSINESS STRATEGY


      The Company's goal is to expand its position as a leading worldwide supplier of machine vision systems for factory automation. The Company's current products are designed for factory automation because the Company believes that this market currently offers the greatest opportunity for selling high value-added, standard products in high volume. Within the factory automation market, the Company has historically focused primarily on those customers who must have machine vision because of the increasing complexity of their products or manufacturing methods.

      Emphasizing high value-added products and applications is important to the Company's strategy, because not every segment of the machine vision market offers opportunity for sustained profitability. High value added is realized in the Company's products in several ways. The primary value added comes from offering unique vision software algorithms which solve challenging problems better than competing products. The other major mode of realizing high value added is by offering products which are complete solutions to known problems, incorporating all of the necessary vision software, applications software, hardware, and electro-optics. Both modes of realizing high value added require the Company to maintain an industry-leading level of investment in research, development and engineering.

      Within the factory automation market, the Company has tailored its product and support offerings to match the characteristics of its two major segments:
   OEMs and the factory floor. Historically, the OEM segment has been the source of the majority of the Company's sales. However, the Company believes that the factory floor segment has the potential in the long term to be many times larger than the OEM segment. Consequently, the Company has invested heavily in developing and acquiring products which meet the needs of the factory floor market, and in developing a strong worldwide direct sales and support infrastructure. The Company will continue to invest in both segments of the market, defending its strong position in the OEM segment while expanding in the factory floor segment.

       The Company has historically pursued a global business strategy, investing in building a strong direct presence in North America, Japan, Europe, and Southeast Asia. Approximately 55% of the Company's revenue comes from markets outside of the United States. In all of these regions, the Company is acknowledged to be a leading machine vision supplier. The Company expects to continue to invest in the expansion of direct sales, support, local marketing, and local engineering in all of these regions.

      The factory automation market for machine vision is comprised of many market niches defined by differing applications requirements, industry, and cost/performance. The Company's business strategy includes selective expansion into other industrial machine vision applications. This expansion is driven both by the internal development of new products and the acquisition of companies and technologies. In July 1995, the Company acquired Acumen, Inc. ("Acumen"), a developer of machine vision systems for semiconductor wafer identification, and in February 1996, the Company acquired Isys Controls, Inc. ("Isys"), a developer of machine vision systems for high-speed surface inspection. These acquisitions gave Cognex an immediate and strong presence in the growing niche markets for semiconductor wafer identification and high-speed surface inspection.


   PRODUCTS


      The Company develops and sells a wide range of standard machine vision products - proprietary vision software together with vision hardware (vision engines) - which require minimal customization and support by the Company. The machine vision systems sold by the Company are defined as either general-purpose or application-specific products. General-purpose machine vision products enable customers to solve a wide range of problems. Customers select the tools necessary to solve their vision problem from the Company's vision software library and configure their solution by either writing a C-language program or utilizing a graphical user interface (GUI). Application-specific machine vision products are "packaged" combinations of software and hardware that are designed to solve targeted problems without any customization by the Company or its customers. All of the Company's current products are on-line systems that run at production speeds and locate images in a two-dimensional scene. A typical Cognex machine vision system, including software and hardware, ranges from $7,500 to $20,000; however, the Company's Web Inspection Systems range from $250,000 to $2,000,000. The Company estimates that it had sold an aggregate of approximately 52,000 machine vision systems as of December 31, 1996.

      GENERAL-PURPOSE MACHINE VISION SYSTEMS

      Programmable Vision Engines

      Cognex Programmable Vision Engines (PVEs) are board-level vision systems programmable in C-language. PVEs are comprised of software and hardware "building blocks" that enable customers to construct solutions tailored to their application needs. The Company offers a library of vision software tools that locate patterns, inspect for defects, measure geometric properties, and identify parts. The hardware is a family of vision computers, each of which contains an on-board central processing unit (CPU) and co-processor, image capture mechanism, memory, and input/output connector, enabling the host computer to off-load all vision tasks to the vision processor. Customers first choose the most appropriate software tools from the vision software library and then select the hardware platform that satisfies their speed and price requirements. To create a vision solution, users write a C-language program that connects the software blocks appropriate for their vision tasks and then run the application on the hardware platform. Customers are given the flexibility to configure their own vision solutions to a broad range of complex vision problems without detailed support from the Company. Cognex vision hardware is functionally and software compatible across product lines, allowing customers to readily upgrade to higher performance systems or to change platforms as application needs change.

      The Company currently offers the Cognex 4000 Series, which plugs directly into a VME backplane, and the Cognex 5000 Series, which is for personal computers (PCs). PVEs are sold primarily to OEMs located in the United States and Japan who integrate the vision engines into manufacturing equipment for the semiconductor and electronics industries. PVEs are also sold to system integrators located principally in North America, Japan, Europe, and Southeast Asia, who integrate the vision engines into manufacturing equipment for the factory floor in industries ranging from automotive to pharmaceutical.

      During 1996, the Company offered the VisionPro product line to satisfy an increasing demand for lower-cost, software-only solutions. The Company has added increased functionality to the product and has recently focused its selling and marketing efforts toward OEMs and system integrators who require lower-cost machine vision systems to run simpler applications.

       "Point and Click" Programmable Systems

      The Checkpoint family of vision systems (the Checkpoint 600 for the PC and the Checkpoint 800 which plugs directly into a VME backplane) is designed for manufacturing engineers who do not program in C-language and who are looking for a rapid application development environment. Checkpoint combines the Company's existing vision software and standard vision hardware platforms with a unique Microsoft Windows-based GUI. Manufacturing engineers utilize pull-down menus and dialog boxes in the GUI to create customized vision applications. This "point and click" programming environment enables the developer to focus on tasks associated with solving the overall vision application, freeing the developer from the detail and complexity of programming in C-language. The library of vision tools currently available with Checkpoint enables users to solve a wide range of inspection, gauging, assembly verification, and defect detection problems.

      The Company introduced Checkpoint in 1994 for the factory floor market. Checkpoint is sold primarily to end users and system integrators located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries, such as manufacturers of medical devices, batteries, power tools, disposable consumer goods, and electronic components. Although the application environment is designed for engineers with little programming or machine vision experience, deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines.

      APPLICATION-SPECIFIC MACHINE VISION SYSTEMS

      Application-specific products are "packaged" combinations of software and hardware that are designed to solve targeted problems without any customization by the Company or its customers. The Company's application-specific products are designed to address particular requirements of certain vision applications and are sold to OEMs, system integrators, and end users worldwide. A list of application-specific products is as follows:

      Web Inspection Systems perform high-speed surface inspection on a variety of materials manufactured on continuous sheets or "webs." These systems are more hardware intensive than other Cognex products and include lighting, custom line-scan cameras, and a multi-board vision processing system along with the operator workstation. Each system is individually configured by the Company's Isys subsidiary to satisfy the customer's specific requirements.

      Surface Mount Device Placement Guidance Package (SMD/PGP), when coupled with a Cognex 4000 or 5000 Series machine vision engine, quickly and accurately locates fiducial marks on printed circuit boards for alignment, inspects the quality of SMD devices, and then guides placement of those devices onto printed circuit boards. For high-performance lead inspection in time-critical applications, the SMD/PGP tools have real-time image acquisition capability, eliminating the need to stop the motion of the placement machine in order to capture an image of a moving part.

      Cognex acuReader/Optical Character Recognition (OCR) reads even the most degraded serial numbers from semiconductor wafers with near 100% accuracy.

      Cognex acuReader/2D reads Automatic Identification Manufacturers (AIM) standard Data Matrix symbologies. The two-dimensional codes are used as alternative marks for identifying wafers, Integrated Circuit (IC) packages, Liquid Crystal Display (LCD) panels, pharmaceutical packages, and for small parts tracking applications.

      Cognex acuReader/Optical Character Verification (OCV) verifies the print produced by laser, pad, or offset printing equipment.

      Cognex acuFinder locates parts, regardless of rotation and scale, and guides robots in the assembly, sorting, and packaging of appliance, automotive, consumer, and electronics products.

      Ball Grid Array (BGA) Inspection Package inspects BGA devices for missing, misplaced, or improperly formed solder balls.

      Cognex Fiducial Finder, when coupled with a Cognex 4000 or 5000 Series machine vision engine, locates fiducial, or alignment, marks on printed circuit boards.

      Cognex Print Quality Inspection (PQI), when coupled with a Cognex 4000 or 5000 Series machine vision engine, quickly and accurately inspects print produced by laser, pad, or offset printing equipment.


   RESEARCH, DEVELOPMENT AND ENGINEERING


      The Company engages in research, development and engineering ("R, D & E") to enhance its existing products and to develop new products and functionality to meet market opportunities. The Company considers its on-going efforts in R, D & E to be a key component of its strategy. Three new technologies currently being developed by the Company include: (1) PatMax, a new method for high accuracy, rotation and scale invariant pattern recognition and defect detection, which is anticipated to be introduced in the second half of 1997, (2) a digital 3D sensor, which is anticipated to be ready for market in 1998, and (3) the Cognex 8000 Series, the next-generation vision engine, which is anticipated to be introduced in the second half of 1997. The Company has begun to file patents on new technologies it has developed for PatMax and the digital 3D sensor. In addition to internal research and development efforts, the Company intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate.

      The R, D & E organization consists of software engineering, hardware engineering, and research and development. Software engineering is responsible for the development of the Company's core image processing and image analysis tools, as well as the maintenance, quality assurance, and documentation of software products. Dedicated teams within the software group are responsible for the development of the VisionPro and Checkpoint product lines, and the SMD/PGP tools, along with the development of application products used in wire bonders and other custom applications. Hardware engineering is responsible for the development of hardware products, primarily vision engines and vision chips. The research and development group focuses its energies on enhanced vision technology capabilities. The Company's Acumen development center is responsible for the development of application-specific products for the semiconductor industry, while the development of Web Inspection Systems is performed by the Isys engineering organization.

      At December 31, 1996, the Company employed 132 professionals in R, D & E, most of whom are software developers. The Company's R, D & E expenses totaled $19,434,000, $13,190,000, and $9,933,000 in 1996, 1995, and 1994,
   respectively.


   MANUFACTURING


      With the exception of its Web Inspection Systems, the Company's manufacturing organization is located at its Natick, Massachusetts headquarters. During 1996, the Company substantially completed its transition to a turnkey manufacturing operation whereby the majority of component procurement, subassembly, final assembly, and initial testing are performed under agreement by a single third-party contractor. After the completion of initial testing, the third party contractor delivers the products to the Company to perform final testing and assembly. The products provided by the third party contractor are manufactured using specified components and assembly and test documentation created and controlled by the Company. Certain components purchased by the third party contractor are presently available from a single source.

      The Company's Web Inspection Systems are manufactured in Alameda, California. The manufacturing process consists of systems design, configuration management and control, component procurement, subassembly, integration and final test, quality control, shipment, and installation. Certain products are manufactured by third party contractors using assembly and test documentation created and controlled by the Company. Certain components purchased by the third party contractors are presently available from a single source.


   SALES AND SERVICE


      The Company markets its products through a direct sales force in North America, Japan, and Europe, and through a direct sales force and distributors in Southeast Asia. The Company's distributors do not have any rights of return, and payment for products is due upon delivery. Distributors generally have non-exclusive distribution rights and there may be more than one distributor per territory.

      The Company's direct sales force operates in North America out of its Natick, Massachusetts headquarters, its Regional Technology Centers in Mountain View, California, and Naperville, Illinois, and its sales offices throughout the United States; in Japan out of its Tokyo and Osaka offices; in Europe out of its offices in France, Germany, England, and Italy; and in Southeast Asia out of its Singapore and Korea offices.

      At December 31, 1996, the Company's direct sales and service force consisted of 91 professionals, including sales and application engineers. The majority of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent possible volume purchases and long-term relationships. Opportunities that represent single unit sales or turnkey system requirements are identified by the sales engineer and turned over to an independent system integrator or OEM that uses the Company's products.

      Sales to international customers represented approximately 55%, 59%, and 62% of revenue in 1996, 1995, and 1994, respectively. One international customer based in Japan, Fuji America Corporation, accounted for approximately 11%, 16%, and 20% of revenue in 1996, 1995, and 1994, respectively. Segment information, including information about foreign and domestic operations, export sales, and significant geographic areas, may be found in the Notes to the Consolidated Financial Statements, appearing on pages 26 and 27 of the Annual Report to Stockholders for the year ended December 31, 1996, which is Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.

      The Company sells its products to customers that have entered or are expected to enter into volume discount contracts with the Company. These contracts are typically for one year and have associated delivery schedules.

      The Company provides software update services and hardware maintenance on a contract basis. Software updates are provided via floppy disks and hardware maintenance is provided by repairing or exchanging printed circuit boards. Programming application services for projects can be contracted with the Company on a time-and-material basis only when doing so enhances the sale of the Company's standard products. Product courses are provided by the Company at its headquarters in Natick, Massachusetts, at its offices in Japan, France, Germany, and England, as well as at the customer site when required. These courses provide the user with both lecture and laboratory sessions covering the use of Cognex products.

   PATENTS AND LICENSES


      Since the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, copyright, and trade secret protection to safeguard its competitive position. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. However, there can be no assurance that any of the above measures will be adequate to protect the proprietary technology of the Company.

      The Company's software products are generally licensed to customers pursuant to a license agreement that restricts the use of the products to the customer's purposes on a designated Cognex machine vision engine. The Company has made portions of the source code available to certain customers under very limited circumstances and for restricted uses. If source code is released to a customer, the customer is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance. Effective patent, copyright, and trade secret protection may be unavailable in certain foreign countries.

      Several users of the Company's products have received notice of patent infringement from Technivision Corporation and Jerome H. Lemelson alleging that their use of the Company's products infringes certain patents issued to Mr. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of Mr. Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter.

      Two users of the Company's products were engaged in litigation with Mr. Lemelson/Technivision involving certain of these patents and the validity of these patents was placed in issue. One user entered into a settlement agreement with Mr. Lemelson, while the second user had the allegations dismissed by the court. Although the Company was not named in this litigation, it entered into a joint defense agreement with one party named therein, who subsequently entered into a settlement agreement with Mr. Lemelson for reasons unknown to the Company. The Company is not a party to that settlement and has no indemnification claims, or related obligations, with respect to that settlement. Certain products sold by the Company, as well as the products of others, were identified in connection with this litigation, which claimed an allegedly infringing use.

      In June 1995, a Magistrate Judge filed a recommendation that summary judgment be entered in favor of the Company's other user that was engaged in the aforementioned litigation with Mr. Lemelson/Technivision. This recommendation, which was accepted by the U.S. District Court of Nevada in April 1996, disposed of all the actions in favor of the user in this case. The Company, however, cannot predict the outcome of any similar litigation which may arise in the future, or the effect of such litigation on the operating results of the Company. The Company does not believe its products infringe any valid and enforceable claims of Mr. Lemelson's patents.


   COMPETITION


      The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. Although, the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are almost non-existent, primarily because of definitional confusion and a tendency toward double-counting of sales. The primary competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under real-world operating conditions, flexibility, programmability, and the availability of application support from the vendor. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to simpler guidance and gauging applications. The Company competes with the lower-cost, software-only solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its VisionPro product line.


   BACKLOG


      At December 31, 1996, the Company's backlog totaled $26,835,000, compared to $27,655,000 at December 31, 1995. Backlog reflects purchase orders for products scheduled for shipment within six months. The level of backlog at any particular date is not necessarily indicative of the future operating performance of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.


   EMPLOYEES


      At December 31, 1996, the Company employed 404 persons, including 148 in sales, marketing and support activities; 132 in research, development and engineering; 54 in manufacturing and quality assurance; and 70 in management, administration and finance. Of the Company's 404 employees, 43 are located in Japan. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


   ITEM 2:  PROPERTIES


      In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts. The Company's corporate headquarters, principal administrative, sales and marketing, research, development and engineering, manufacturing and quality assurance, and support personnel are located in this facility. In addition, the Company leases facilities in the United States in California, Illinois, and Oregon, as well as in Japan, France, Germany, England, Italy, Singapore, and Korea.

      In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently occupied with tenants who have lease agreements that expire at various dates through the year 2000, at which point, the Company plans to take occupancy of the building.

      In 1995, the Company began work on a 50,000 square-foot expansion of its corporate headquarters, which was completed during the first quarter of 1997. However, since the Company's planned hiring over the next several quarters is substantially less than anticipated when construction commenced, occupancy of this additional space, along with the related operating costs, will be delayed until the additional space is needed, which is anticipated to be late 1997 or early 1998.

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

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      There were no matters submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders through solicitation of proxies or otherwise.


   ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT


      The following table sets forth the names, ages, and titles of the Company's executive officers at December 31, 1996:


   NAME                          AGE           TITLE
   ----                          ---           -----
   Robert J. Shillman            50            President, Chief Executive Officer, and Chairman of the Board
                                               of Directors
   Patrick A. Alias              51            Executive Vice President of Sales and Marketing
   John J. Rogers, Jr.           38            Executive Vice President, Chief Financial Officer, and Treasurer
   Richard B. Snyder             53            Executive Vice President of Engineering


      Messrs. Shillman, Alias, Rogers, and Snyder have been employed by the Company in their present or other capacities for no less than the past five years.

      Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and the executive officers of the Company.

                      OTHER MEMBERS OF THE MANAGEMENT TEAM


   NAME                          AGE           TITLE
   ----                          ---           -----
   Eric Ceyrolle                 43            Vice President of European Operations
   Marilyn Matz                  43            Vice President of Software Engineering
   E. John McGarry               40            Vice President of Development: Application Specific
                                               Accelerated Products, President and Chief Technical
                                               Officer of Acumen
   Kris Nelson                   49            Vice President of North American Sales
   Hironobu Ohgusu               57            President of Cognex K.K.
   Richard Rombach               40            President of Isys Controls, Inc.
   Henk Schalke                  51            Vice President of Engineering
   David Schatz                  39            Vice President of Corporate Development
   William Silver                42            Vice President of Research and Development
   Justin Testa                  44            Vice President of Marketing

      Ms. Matz and Messrs. Nelson, Schalke, Schatz, Silver, and Testa have been employed by the Company in their present or other capacities for no less than the past five years.

      Mr. Ceyrolle joined the Company in 1992 as General Manager of European Operations and was promoted to his current position in 1996. From 1988 to 1992, he served as General Manager of Southern European Operations for Modcomp Corp, a real-time system supplier.

      Mr. McGarry joined the Company in 1995 when the company he founded in 1991, Acumen, Inc., was acquired by Cognex. From 1991 to 1995, he served as President of Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification.

      Mr. Ohgusu joined the Company in 1992 as President of Cognex K.K., the Company's Japanese subsidiary. From 1989 to 1992, he served as President and CEO of Lonrho International Network Ltd., a manufacturer of computer diagnostic software.

      Mr. Rombach joined the Company in 1996 when the company he founded in 1989, Isys Controls, Inc., was acquired by Cognex. From 1989 to 1996, he served as President of Isys Controls, Inc., a developer of machine vision systems for high-speed surface inspection.

                                     PART II


   ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 31, and the section captioned "Company Information," appearing on page 32 of the Annual Report to Stockholders for the year ended December 31, 1996, which is Exhibit 13 hereto, and is incorporated herein by reference.

      The Company has never declared or paid cash dividends on shares of common stock. The Company currently intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law, and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.


   ITEM 6:  SELECTED FINANCIAL DATA


      Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 30 of the Annual Report to Stockholders for the year ended December 31, 1996, which is Exhibit 13 hereto, and is incorporated herein by reference.


   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 8 through 12 of the Annual Report to Stockholders for the year ended December 31, 1996, which is Exhibit 13 hereto, and is incorporated herein by reference.


   ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      Information with respect to this item, which includes the consolidated financial statements and notes thereto, report of independent accountants, and supplementary data, may be found on pages 13 through 31 of the Annual Report to Stockholders for the year ended December 31, 1996, which is Exhibit 13 hereto, and is incorporated herein by reference.


   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      There were no changes in or disagreements with accountants on accounting or financial disclosure during 1996 or 1995.

                                    PART III


   ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1997 Annual Meeting of Stockholders to be held on April 22, 1997. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant," appearing in Part I of this Annual Report on Form 10-K.


   ITEM 11:  EXECUTIVE COMPENSATION


      Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1997 Annual Meeting of Stockholders to be held on April 22, 1997. Such information is incorporated herein by reference.


   ITEM 12:  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1997 Annual Meeting of Stockholders to be held on April 22, 1997. Such information is incorporated herein by reference.


   ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      None

                                     PART IV


   ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   (a)   (1)    Financial Statements

                The following consolidated financial statements of Cognex Corporation and the report of independent accountants relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is
                Exhibit 13 hereto, and is incorporated herein by reference:

                   Report of Independent Accountants

                   Consolidated Statements of Income for the years ended
                        December 31, 1996, 1995 and 1994

                   Consolidated Balance Sheets at December 31, 1996 and 1995

                   Consolidated Statements of Stockholders' Equity for the
                        years ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the years ended
                        December 31, 1996, 1995 and 1994

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

         (3)    Exhibits

                The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index appearing on page 17, immediately preceding such Exhibits.


   (b)          Reports on Form 8-K

                There were no Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            COGNEX CORPORATION


                            /s/ Robert J. Shillman
                            ----------------------
                            Robert J. Shillman
                            (President, Chief Executive Officer, and Chairman of the Board of Directors)
                            March 24, 1997


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

   Signature                                Title                                             Date
   ---------                                -----                                             ----
   /s/ Robert J. Shillman                   President, Chief Executive Officer,               March 24, 1997
   -------------------------------          and Chairman of the Board of Directors
   Robert J. Shillman                       (principal executive officer)


   /s/ John J. Rogers, Jr.                  Executive Vice President, Chief Financial         March 24, 1997
   -------------------------------          Officer, and Treasurer
   John J. Rogers, Jr.                      (principal financial and accounting officer)


   /s/ William Krivsky                      Director                                          March 24, 1997
   -------------------------------
   William Krivsky


   /s/ Anthony Sun                          Director                                          March 24, 1997
   -------------------------------
   Anthony Sun


   /s/ Rueben Wasserman                     Director                                          March 24, 1997
   -------------------------------
   Rueben Wasserman

                        REPORT OF INDEPENDENT ACCOUNTANTS

                       ON THE FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Cognex Corporation:


    Our report on the consolidated financial statements of Cognex Corporation has been incorporated by reference in this Form 10-K from page 29 of the 1996 Annual Report to Stockholders of Cognex Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1996 listed in Item 14(a) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                   /s/ COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 28, 1997

                                                                     SCHEDULE II


                               COGNEX CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                                      Additions
                                             Balance at       Charged to     Charged to                      Balance at
                                             Beginning        Costs and        Other                           End of
   DESCRIPTION                               of Period         Expenses       Accounts      Deductions         Period
   -----------                               ---------         --------       --------      ----------         ------
   Allowance for Doubtful Accounts
     1996                                       $709            $  542            -        $  (283) (a)        $  968
     1995                                        684                25            -              -                709
     1994                                        597               159            -            (72) (a)           684

   Reserve for Inventory Obsolescence
     1996                                       $541            $4,361            -        $(2,629) (b)        $2,273
     1995                                        599                 -            -            (58) (b)           541
     1994                                        251               360            -            (12) (b)           599

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

      3A             Articles of Organization of the Company effective January
                     8, 1981, as amended June 8, 1982, August 19, 1983, May 15,
                     1984, April 17, 1985, November 4, 1986, and January 21,
                     1987 (incorporated by reference to Exhibit 3A to the Registration Statement Form S-1 [Registration No.
                     33-29020])

      3B             Restated Articles of Organization of the Company effective
                     June 27, 1989, as amended April 30, 1991, April 21, 1992,
                     April 25, 1995, and April 23, 1996 *

      3C By-laws of the Company as amended February 9, 1990 (filed as Exhibit 3C to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

      4              Specimen Certificate for Shares of Common Stock
                     (incorporated by reference to Exhibit 4 to the Registration
                     Statement Form S-1 [Registration No. 33-29020])

      10A            Cognex Corporation Employee Stock Purchase Plan
                     (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registration Statement Form S-8 [Registration No.
                     33-32815])

      10B Cognex Corporation 1992 Director's Stock Option Plan (filed as Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10C            Cognex Corporation 1993 Director's Stock Option Plan
                     (filed as Exhibit 10J to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1993)

      10D Cognex Corporation 1993 Employee Stock Option Plan, as amended May 28, 1996 (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8
                     [Registration No. 333-4621])

      10E            Cognex Corporation 1996 Long-Term Incentive Plan
                     (incorporated by reference to Exhibit 4A to the Registration Statement Form S-8 [Registration No.
                     333-2151])

      10F            Purchase and Sale Agreement with respect to the Natick
                     Executive Park facility dated as of June 30, 1995 (filed as
                     Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      11             Statement re computation of per share earnings *

      13             Annual Report to Stockholders for the year ended December
                     31, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

      21             Subsidiaries of the registrant *

      23             Consent of Coopers & Lybrand L.L.P. *

      27             Financial Data Schedule (electronic filing only) *

                    * Filed herewith