Form 10-Q
period 1997-03-30
COGNEX CORP
filed 1997-05-09
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
      X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 30, 1997 or
                                                    --------------

      _   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition  period from_________to_________


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

      As of April 27, 1997, there were 41,095,466 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 11
                       Exhibit index is located on page 9

================================================================================

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Statements of Income for the three months ended
              March 30, 1997 and March 31, 1996
           Consolidated Balance Sheets at March 30, 1997 and December 31, 1996 Consolidated Statement of Stockholders' Equity for the three months ended March 30, 1997
           Consolidated Statements of Cash Flows for the three months ended
              March 30, 1997 and March 31, 1996
           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                              THREE MONTHS ENDED
                                                             MARCH 30,  MARCH 31,
                                                                1997      1996
                                                             ---------  ---------
                                                                 (UNAUDITED)

Revenue ..................................................    $28,143    $34,887

Cost of revenue ..........................................      7,695      9,206
                                                              -------    -------

Gross margin .............................................     20,448     25,681

Research, development and engineering expenses ...........      5,179      4,766

Selling, general and administrative expenses .............      7,419      6,345
                                                              -------    -------

Income from operations ...................................      7,850     14,570

Investment income ........................................      1,333        792

Other income .............................................        157        219
                                                              -------    -------

Income before provision for income taxes .................      9,340     15,581

Provision for income taxes ...............................      2,849      4,752
                                                              -------    -------

Net income ...............................................    $ 6,491    $10,829
                                                              =======    =======

Net income per share .....................................    $   .15    $   .25
                                                              =======    =======

Weighted-average common and common equivalent shares
    outstanding ..........................................     43,945     44,057
                                                              =======    =======







  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                       MARCH 30,         DECEMBER 31,
                                                                                         1997               1996
                                                                                       ---------         -----------
                                                                                      (UNAUDITED)
ASSETS

Current assets:
     Cash and investments ......................................................       $ 141,834          $ 134,000

     Accounts receivable, less reserves of $989 and $968 in 1997 and 1996,
        respectively ...........................................................          17,903             18,809
     Revenue in excess of billings .............................................           4,802              3,379
     Inventories ...............................................................           7,968              7,013
     Deferred income taxes .....................................................           2,520              2,642
     Prepaid expenses and other ................................................           4,034              3,545
                                                                                       ---------          ---------
         Total current assets ..................................................         179,061            169,388
                                                                                       ---------          ---------

Property, plant and equipment, net .............................................          28,924             28,331
Other assets ...................................................................           3,308              3,534
                                                                                       ---------          ---------
                                                                                       $ 211,293          $ 201,253
                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................       $   3,849          $   3,652
     Accrued expenses ..........................................................           7,785              7,007
     Accrued income taxes ......................................................           2,650              2,029
     Customer deposits .........................................................           3,525              2,596
     Deferred revenue ..........................................................             844              1,287
                                                                                       ---------          ---------
         Total current liabilities .............................................          18,653             16,571
                                                                                       ---------          ---------

Deferred income taxes ..........................................................             338                393
Other liabilities ..............................................................           1,601              1,600

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 41,126,959 and
        40,914,166 shares in 1997 and 1996, respectively .......................              82                 82
     Additional paid-in capital ................................................          79,139             77,569
     Cumulative translation adjustment .........................................             121                 95
     Retained earnings .........................................................         112,323            105,832
     Treasury stock, at cost, 85,113 and 80,918 shares in 1997 and
        1996, respectively .....................................................            (964)              (889)
                                                                                       ---------          ---------
         Total stockholders' equity ............................................         190,701            182,689
                                                                                       ---------          ---------
                                                                                       $ 211,293          $ 201,253
                                                                                       =========          =========




  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Dollars in thousands)



                                                    COMMON STOCK    ADDITIONAL   CUMULATIVE            TREASURY STOCK     TOTAL
                                                -------------------  PAID-IN    TRANSLATION  RETAINED  --------------  STOCKHOLDERS'
                                                SHARES    PAR VALUE  CAPITAL     ADJUSTMENT  EARNINGS  SHARES    COST     EQUITY
                                                ------    --------- ----------  -----------  --------  ------    ----  -------------


Balance at December 31, 1996..............    40,914,166     $82     $77,569        $ 95     $105,832  80,918   $(889)   $182,689
  Issuance of stock under stock option
    plans.................................       212,793                 724                                                  724
  Tax benefit from exercise of stock
    options...............................                               846                                                  846
  Common stock received for payment of
    stock option exercises................                                                              4,195     (75)        (75)
  Translation adjustment..................                                            26                                       26
  Net income..............................                                                      6,491                       6,491
                                              ----------     ---     -------        ----     --------  ------   -----    --------
Balance at March 30, 1997 (unaudited).....    41,126,959     $82     $79,139        $121     $112,323  85,113   $(964)   $190,701
                                              ==========     ===     =======        ====     ========  ======   =====    ========




  The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)


                                                                                             THREE MONTHS ENDED
                                                                                        MARCH 30,          MARCH 31,
                                                                                           1997              1996
                                                                                        ---------          ---------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
     Net income ................................................................        $   6,491          $  10,829
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...........................................            1,357              1,153
       Tax benefit from exercise of stock options ..............................              846                626
       Change in deferred income tax provision .................................               67                (42)
       Change in other current assets and current liabilities ..................              586              6,716
                                                                                        ---------          ---------
     Net cash provided by operating activities .................................            9,347             19,282
                                                                                        ---------          ---------

Cash flows from investing activities:
     Investments ...............................................................             (443)            (1,535)
     Purchase of property, plant and equipment .................................           (2,551)            (2,010)
     Cash assumed in acquisition of Isys Controls, Inc. ........................                                 918
     Other .....................................................................                3                 29
                                                                                        ---------          ---------
     Net cash used in investing activities
                                                                                           (2,991)            (2,598)
                                                                                        ---------          ---------

Cash flows from financing activities:
     Issuance of stock under stock option plans ................................              649                283
                                                                                        ---------          ---------

     Net cash provided by financing activities .................................              649                283
                                                                                        ---------          ---------

Effect of exchange rate changes on cash ........................................              386                111
                                                                                        ---------          ---------

Net increase in cash and cash equivalents ......................................            7,391             17,078
Cash and cash equivalents at beginning of period ...............................           48,423             23,911
                                                                                        ---------          ---------
Cash and cash equivalents at end of period .....................................           55,814             40,989
Investments ....................................................................           86,020             68,264
                                                                                        ---------          ---------
Cash and investments ...........................................................        $ 141,834          $ 109,253
                                                                                        =========          =========





   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 24, 1997.

          In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at March 30, 1997, and the results of operations and changes in stockholders' equity and cash flows for the three months ended March 30, 1997.

          The results disclosed in the Consolidated Statements of Income for the three months ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

          NET INCOME PER SHARE

          Net income per share is calculated based on the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Primary and fully diluted net income per share are not materially different for each of the periods presented. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including restatement of all prior period earnings per share
          (EPS) data presented. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. The Company will adopt SFAS No. 128 for the fiscal year ending December 31, 1997 and has not yet determined the impact of adoption.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   INVENTORIES

   Inventories consist of the following:

   (In thousands)                                  MARCH 30,       DECEMBER 31,
                                                     1997             1996
                                                   --------        -----------
                                                 (UNAUDITED)

   Raw materials...............................     $3,662           $3,861
   Work-in-process.............................      2,649            1,710
   Finished goods..............................      1,657            1,442
                                                    ------           ------
                                                    $7,968           $7,013
                                                    ======           ======


   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Revenue for the quarter ended March 30, 1997 totaled $28,143,000, representing a 19% decrease from the quarter ended March 31, 1996, and a 6% increase from the quarter ended December 31, 1996. Sales to customers based in the United States, which represented 45% of revenue in the first quarter of 1997, decreased $2,676,000, or 17%, from the first quarter of 1996, yet increased $658,000, or 6%, from the fourth quarter of 1996. Following a similar trend, sales to customers based in Japan decreased $4,374,000, or 28%, from the first quarter of 1996, yet increased $1,243,000, or 13%, from the fourth quarter of 1996.

   The decrease in worldwide revenue from the first quarter of 1996 is due primarily to decreased volume from Original Equipment Manufacturer (OEM) customers. Sales to OEM customers decreased $5,871,000, or 25%, from the first quarter of 1996. However, sales to OEM customers increased $2,185,000, or 14%, from the fourth quarter of 1996 due primarily to increased volume from certain key OEM customers in the semiconductor and electronics industries. The growth in revenue experienced in the first quarter of 1997 over the fourth quarter of 1996 is anticipated to continue for the next several quarters, as OEM customers begin to replenish their depleted inventories and prepare to meet higher anticipated demand for their products.

   Gross margin as a percentage of revenue for the quarter ended March 30, 1997 was 73% compared to 74% for the quarter ended March 31, 1996 and 71% for the quarter ended December 31, 1996. The decrease in gross margin as a percentage of revenue from the first quarter of 1996 is due primarily to a shift in product mix to lower margin products, as well as price discounts given to some of the Company's larger customers for attaining certain volume thresholds. The increase in gross margin as a percentage of revenue from the fourth quarter of 1996 resulted primarily from manufacturing efficiencies, due to increased production plans resulting from higher sales, as well as an increase in business with certain key OEM customers, who purchase higher margin products from the Company. Gross margins as a percentage of revenue for 1997 are expected to remain consistent with the results experienced in the current quarter.

   Research, development and engineering expenses for the quarter ended March 30, 1997 increased 9% to $5,179,000 from $4,766,000 for the quarter ended March 31, 1996. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products. Expenses as a percentage of revenue were 18% for the first quarter of 1997 compared to 14% for the first quarter of 1996. The increase in expenses as a percentage of revenue is due primarily to a lower revenue base in the first quarter of 1997.

   Selling, general and administrative expenses for the quarter ended March 30, 1997 increased 17% to $7,419,000 from $6,345,000 for the quarter ended March 31, 1996. The increase in aggregate expenses is due primarily to a 49% increase in sales and marketing personnel, both domestically and internationally, to support the Company's expanding worldwide operations. Expenses as a percentage of revenue were 26% for the first quarter of 1997 compared to 18% for the first quarter of 1996. The increased level of expenses as a percentage of revenue is expected to continue for the remainder of 1997, as additional resources are committed to further penetrate the factory floor market.

   Investment income for the quarter ended March 30, 1997 increased 68% to $1,333,000 from $792,000 for the comparable period in 1996. This increase in investment income is due primarily to an increased investment base.

   The Company's effective tax rate was 30.5% for the quarters ended March 30, 1997 and March 31, 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements during the quarter ended March 30, 1997 were met through cash generated from operations. Cash and investments increased $7,834,000 from December 31, 1996 primarily as a result of $9,347,000 of cash generated from operations, partially offset by $2,551,000 of capital expenditures. Cash generated from operations consists of net income, adjusted primarily for the effects of depreciation and amortization, the tax benefit from the exercise of stock options, and changes in current assets and current liabilities.

   Capital expenditures for the quarter ended March 30, 1997 totaled $2,551,000 and consisted primarily of expenditures for computer hardware, expenditures related to a 50,000 square-foot expansion of the Company's corporate headquarters, and expenditures related to the implementation of a new business system. Future cash requirements related to the new business system approximate $1,500,000, the majority of which is expected to be paid out through 1997 with anticipated funding from cash generated from operations.

   The Company believes that the existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1997, including potential business acquisitions.

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

                  None

   ITEM 5.        OTHER INFORMATION

                  None

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 11 - Calculation of Weighted-Average Common
                                        and Common Equivalent Shares Outstanding
                           Exhibit 27 - Financial Data Schedule (electronic
                                        filing only)

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   DATE:   May 9, 1997                      COGNEX CORPORATION



                                            /s/ John J. Rogers, Jr.
                                            ------------------------------------
                                            John J. Rogers, Jr.
                                            Executive Vice President, Chief
                                            Financial Officer, and Treasurer
                                            (duly authorized officer, principal
                                            financial and accounting officer)