Form 10-Q
period 1997-06-29
COGNEX CORP
filed 1997-08-08
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

     [X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended JUNE 29, 1997 or


     [ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ______________ to
______________


                         COMMISSION FILE NUMBER 0-17869


                               COGNEX CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                MASSACHUSETTS                               04-2713778
      ---------------------------------                -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
               --------------------------------------------------
                   (Address, including zip code, and telephone
                    number, including area code, of principal
                               executive offices)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                  No
                        -------                  -------


      As of July 27, 1997 there were 41,405,837 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 10

================================================================================

                                      INDEX


   PART I         FINANCIAL INFORMATION

   Item 1.        Financial Statements
                  Consolidated Statements of Income for the three and six months ended June 29, 1997 and June 30, 1996
                  Consolidated Balance Sheets at June 29, 1997 and December 31,
                    1996
                  Consolidated Statement of Stockholders' Equity for the six
                    months ended June 29, 1997
                  Consolidated Statements of Cash Flows for the six months ended
                    June 29, 1997 and June 30, 1996
                  Notes to Consolidated Financial Statements

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

   Item 3.        Defaults Upon Senior Securities

   Item 4.        Submission of Matters to a Vote of Security Holders

   Item 5.        Other Information

   Item 6.        Exhibits and Reports on Form 8-K

                  Signatures

                          PART I: FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                                        1997         1996         1997         1996
                                                      --------     --------     --------     --------
                                                           (UNAUDITED)               (UNAUDITED)

Revenue ............................................  $ 36,271     $ 34,949     $ 64,414     $ 69,836

Cost of revenue ....................................     9,940        9,591       17,635       18,797
                                                      --------     --------     --------     --------

Gross margin .......................................    26,331       25,358       46,779       51,039

Research, development and engineering expenses .....     5,346        4,794       10,525        9,560

Selling, general and administrative expenses .......     8,916        6,874       16,335       13,219
                                                      --------     --------     --------     --------
Income from operations .............................    12,069       13,690       19,919       28,260

Investment income ..................................     1,244        1,166        2,577        1,958

Other income .......................................       172          166          329          385
                                                      --------     --------     --------     --------
Income before provision for income taxes ...........    13,485       15,022       22,825       30,603

Provision for income taxes .........................     4,113        4,888        6,962        9,640
                                                      --------     --------     --------     --------

Net income .........................................  $  9,372     $ 10,134     $ 15,863     $ 20,963
                                                      ========     ========     ========     ========

Net income per share ...............................  $    .21     $    .23     $    .36     $    .48
                                                      ========     ========     ========     ========

Weighted-average common and common equivalent shares
    outstanding ....................................    44,539       43,866       44,267       43,966
                                                      ========     ========     ========     ========


        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 JUNE 29,        DECEMBER 31,
                                                                                   1997             1996
                                                                               -------------    -------------
                                                                                (UNAUDITED)
ASSETS

Current assets:
     Cash and investments ..................................................   $     141,498    $     134,000
     Accounts receivable, less reserves of $1,296 and $968 in 1997 and 1996,
        respectively .......................................................          26,022           18,809
     Revenue in excess of billings .........................................           5,693            3,379
     Inventories ...........................................................           6,645            7,013
     Deferred income taxes .................................................           2,412            2,642
     Prepaid expenses and other ............................................           6,578            3,545
                                                                               -------------    -------------
         Total current assets ..............................................         188,848          169,388
                                                                               -------------    -------------

Property, plant and equipment, net .........................................          30,932           28,331
Other assets ...............................................................           3,212            3,534
                                                                               -------------    -------------
                                                                               $     222,992    $     201,253
                                                                               =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................   $       3,861    $       3,652
     Accrued expenses ......................................................           8,907            7,007
     Accrued income taxes ..................................................           1,387            2,029
     Customer deposits .....................................................           3,352            2,596
     Deferred revenue ......................................................           1,382            1,287
                                                                               -------------    -------------
         Total current liabilities .........................................          18,889           16,571
                                                                               -------------    -------------
Deferred income taxes ......................................................             179              393
Other liabilities ..........................................................           1,600            1,600

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 41,327,754 and 40,914,166
        shares in 1997 and 1996, respectively ..............................              83               82
     Additional paid-in capital ............................................          81,601           77,569
     Cumulative translation adjustment .....................................              62               95
     Retained earnings .....................................................         121,695          105,832
     Treasury stock, at cost, 92,018 and 80,918 shares in 1997 and 1996,
        respectively .......................................................          (1,117)            (889)
                                                                               -------------    -------------
         Total stockholders' equity ........................................         202,324          182,689
                                                                               -------------    -------------
                                                                               $     222,992    $     201,253
                                                                               =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                      COMMON STOCK        ADDITIONAL    CUMULATIVE                TREASURY STOCK         TOTAL
                                 ----------------------    PAID-IN     TRANSLATION   RETAINED   ------------------    STOCKHOLDERS'
                                   SHARES     PAR VALUE    CAPITAL      ADJUSTMENT   EARNINGS    SHARES     COST         EQUITY
                                 ----------   ---------   ----------   -----------   ---------  -------   --------    -------------
Balance at December 31, 1996 ..  40,914,166   $      82   $   77,569   $        95   $ 105,832   80,918   $   (889)   $   182,689
   Issuance of stock under
     stock option plans .......     413,588           1        1,730                                                        1,731
   Tax benefit from exercise
     of stock options .........                                2,302                                                        2,302
   Common stock received for
     payment of stock option
     exercises ................                                                                  11,100       (228)          (228)
   Translation adjustment .....                                                (33)                                           (33)
   Net income .................                                                         15,863                             15,863
                                 ----------   ---------   ----------   -----------   ---------  -------   --------    -----------
Balance at June 29, 1997
  (unaudited) .................  41,327,754   $      83   $   81,601   $        62   $ 121,695   92,018   $ (1,117)   $   202,324
                                 ==========   =========   ==========   ===========   =========  =======   ========    ===========


                      The accompanying notes are an integral part of these consolidated financial statements.




                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                SIX MONTHS ENDED
                                                                             JUNE 29,     JUNE 30,
                                                                                1997        1996
                                                                             ---------    ---------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
     Net income ..........................................................   $  15,863    $  20,963
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................       2,758        2,430
       Loss on disposition of property, plant and equipment ..............                       92
       Tax benefit from exercise of stock options ........................       2,302        1,913
       Change in deferred income tax provision ...........................          16
       Change in current assets and current liabilities ..................      (9,156)        (602)
                                                                             ---------    ---------
     Net cash provided by operating activities ...........................      11,783       24,796
                                                                             ---------    ---------
Cash flows from investing activities:
     Investments .........................................................     (11,118)     (10,089)
     Purchase of property, plant and equipment ...........................      (6,102)      (4,092)
     Cash assumed in acquisition of Isys Controls, Inc. ..................                      918
     Other ...............................................................         496          (77)
                                                                             ---------    ---------
     Net cash used in investing activities ...............................     (16,724)     (13,340)
                                                                             ---------    ---------
Cash flows from financing activities:
     Issuance of stock under stock option, stock purchase, and
       bonus plans .......................................................       1,503        1,668
                                                                             ---------    ---------
     Net cash provided by financing activities ...........................       1,503        1,668
                                                                             ---------    ---------
Effect of exchange rate changes on cash ..................................        (182)         158
                                                                             ---------    ---------

Net (decrease)/increase in cash and cash equivalents .....................      (3,620)      13,282
Cash and cash equivalents at beginning of period .........................      48,423       23,911
                                                                             ---------    ---------
Cash and cash equivalents at end of period ...............................      44,803       37,193
Investments ..............................................................      96,695       76,818
                                                                             ---------    ---------
Cash and investments .....................................................   $ 141,498    $ 114,011
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

          In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at June 29, 1997, and the results of operations for the three and six months ended June 29, 1997, and changes in stockholders' equity and cash flows for the six months ended June 29, 1997.

          The results disclosed in the Consolidated Statements of Income for the three and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including restatement of all prior period earnings per share
          (EPS) data presented. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. The Company will adopt SFAS No. 128 for the fiscal year ending December 31, 1997. If the Company had adopted this statement for the three and six-month periods ended June 29, 1997, the Company's EPS would have been as follows:

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                          ------------------     ------------------
                                          JUNE 29,  JUNE 30,     JUNE 29,  JUNE 30,
                                            1997      1996         1997      1996
                                          --------  --------     --------  --------
                                              (UNAUDITED)            (UNAUDITED)
            Earnings per share:
            Basic....................      $  .23    $  .25       $  .39    $  .52
            Diluted..................      $  .21    $  .23       $  .36    $  .48

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   INVENTORIES

   Inventories consist of the following:

(In thousands)                                    JUNE 29,        DECEMBER 31,
                                                    1997             1996
                                                ------------      ------------
                                                 (UNAUDITED)
Raw materials ............................      $      2,562      $      3,861
Work-in-process ..........................             2,675             1,710
Finished goods ...........................             1,408             1,442
                                                ------------      ------------
                                                $      6,645      $      7,013
                                                ============      ============


   SUBSEQUENT EVENT - ACQUISITION OF MAYAN AUTOMATION, INC.

   On July 31, 1997, the Company purchased the assets of Mayan Automation, Inc., a Canadian-based manufacturer of low-cost machine vision systems used to inspect materials manufactured in continuous sheets, for approximately $5,000,000 in cash, $1,800,000 of which will be paid in the future based upon the attainment of certain performance milestones. The acquisition will be accounted for under the purchase method of accounting. It is expected that approximately $3,000,000 of the purchase price will be expensed to pre-tax earnings in the third quarter for acquired in-process technology.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three-month and six-month periods ended June 29, 1997 totaled $36,271,000 and $64,414,000, respectively, compared to $34,949,000 and
$69,836,000 for the same periods in 1996, representing a 4% increase for the three-month period and an 8% decrease for the six-month period. Comparing consecutive quarters, revenue increased 29% over the first quarter of 1997. The increase in revenue for the second quarter of 1997 over the second quarter of 1996 is the first time in the past year that current quarter results exceeded the revenue of the equivalent prior year period. This growth indicates that the temporary slowdown in the semiconductor and electronics industries, which had impacted the Company's business over the past few quarters, may have ended.

The slight increase in revenue for the three-month period ended June 29, 1997 over the comparable period in 1996 is due primarily to increased volume from Original Equipment Manufacturer ("OEM") customers serving the electronics industry, for which business began to pickup at the end of 1996. Sales to OEM customers increased $2,091,000, or 9%, over the three-month period in 1996 and grew to 70% of revenue in the second quarter of 1997 from 68% of revenue in the second quarter of 1996.

The decrease in revenue for the six-month period ended June 29, 1997 over the comparable period in 1996 is due primarily to decreased volume from OEM customers serving the semiconductor industry, for which business began to pickup during the second quarter of 1997. The slowdown and subsequent recovery in the semiconductor industry lagged approximately two quarters behind that experienced by the Company in the electronics industry. Sales to OEM customers decreased $3,780,000, or 8%, over the six-month period in 1996.

Gross margin as a percentage of revenue for the three-month and six-month periods ended June 29, 1997 was 73%, which is consistent with the gross margin percentage for the same periods in 1996. Gross margin as a percentage of revenue for the remainder of 1997 is expected to be consistent with the results experienced in the current quarter.

Research, development and engineering expenses for the three-month and six-month periods ended June 29, 1997 totaled $5,346,000 and $10,525,000, respectively, compared to $4,794,000 and $9,560,000 for the same periods in 1996, representing a 12% increase for the three-month period and 10% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products. Expenses as a percentage of revenue were 15% and 16% in the three-month and six-month periods in 1997, compared to 14% in the same periods in 1996. The increase in expenses as a percentage of revenue is due primarily to the continued hiring of engineering staff, which has outpaced revenue over the past several quarters.

Selling, general and administrative expenses for the three-month and six-month periods ended June 29, 1997 totaled $8,916,000 and $16,335,000, respectively, compared to $6,874,000 and $13,219,000 for the same periods in 1996, representing a 30% increase for the three-month period and a 24% increase for the six-month period. The increase in aggregate expenses is due primarily to a 39% increase in sales and marketing personnel, both domestically and internationally, to support the Company's expanding worldwide operations, as well as the reinstatement of company bonuses that had been eliminated as part of an effort to control costs during 1996 in light of the temporary downturn in the semiconductor and electronics industries. Expenses as a percentage of revenue were 25% in the three-month and six-month periods in 1997, compared to 20% and 19% in the same periods in 1996. While aggregate expenses are expected to continue to increase as additional resources are committed to further penetrate the factory floor market, the level of expenses as a percentage of revenue is expected to decrease slightly for the remainder of 1997, due to anticipated growth in revenue.

Investment income for the three-month and six-month periods ended June 29, 1997 totaled $1,244,000 and $2,577,000, respectively, compared to $1,166,000 and $1,958,000 for the same periods in 1996, representing an 7% increase for the three-month period and a 32% increase for the six-month period. The increase in investment income is due primarily to a higher investment base in 1997.

The Company's effective tax rate for the three-month and six-month periods ended June 29, 1997 was 30.5% compared to 32.5% and 31.5% for the same periods in 1996. The decrease in the effective rate is due primarily to the reinstatement of the federal research and experimentation credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the six-month period ended June 29, 1997 were met through cash generated from operations and existing cash balances. Cash and investments increased $7,498,000 from December 31, 1996 primarily as a result of $11,783,000 of cash generated from operations and $1,503,000 of cash received from the exercise of stock options, partially offset by $6,102,000 of capital expenditures. Cash generated from operations consists of net income, adjusted primarily for the effects of depreciation and amortization and changes in current assets and current liabilities, most notably an increase in accounts receivable.

Capital expenditures for the six-month period ended June 29, 1997 totaled $6,102,000 and consisted primarily of the cash purchase of land adjacent to the Company's corporate headquarters, expenditures for computer hardware, and expenditures related to the implementation of new business systems.

On July 31, 1997, the Company purchased the assets of Mayan Automation, Inc. for approximately $5,000,000 in cash, of which $1,800,000 will be paid out through the year 2001 based upon the attainment of certain performance milestones. The acquisition will be accounted for under the purchase method of accounting. It is expected that approximately $3,000,000 of the purchase price will be expensed to pre-tax earnings in the third quarter for acquired in-process technology. By acquiring Mayan's technology, the Company expects to develop a significant presence in the lower-cost end of the continuous process manufacturing market. Mayan's historical financial position and results of operations were not significant compared to the Company's financial position and results of operations.

The Company believes that the existing cash and investment balances, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1997, including potential business acquisitions.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward looking statements, like any other forward looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) capital spending trends by manufacturing companies; (2) the cyclicality of the semiconductor industry; (3) the Company's continued ability to achieve significant international revenue;
(4) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (5) inability to protect the Company's proprietary technology and intellectual property; (6) inability to attract or retain skilled employees; (7) technological obsolescence of current products and the inability to develop new products; (8) inability to respond to competitive technology and pricing pressures; and (9) reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Special Meeting of Stockholders in lieu of the 1997 Annual Meeting held on April 22, 1997, Robert J. Shillman and Reuben Wasserman were elected directors to hold office for three years. William Krivsky and Anthony Sun continued as directors after the meeting. Of the 36,382,808 shares represented at the meeting, 35,920,204 were cast in favor of the election of Robert J. Shillman as director, with 462,604 withheld and 35,893,080 were cast in favor of the election of Reuben Wasserman as director, with 489,728 withheld.

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




DATE:   August 8, 1997              COGNEX CORPORATION



                                    /s/ JOHN J. ROGERS, JR.
                                    --------------------------------------------
                                    John J. Rogers, Jr.
                                    Executive Vice President, Chief Financial
                                    Officer, and Treasurer (duly authorized
                                    officer, principal financial and accounting
                                    officer)