Form 10-Q
period 1997-09-28
COGNEX CORP
filed 1997-11-07
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
    X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
   --- Exchange Act of 1934 for the quarterly period ended SEPTEMBER 28, 1997 or

   --- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition _________ period from to _______


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


      As of October 26, 1997 there were 41,662,675 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 10

================================================================================

                                      INDEX


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Income for the three and nine months ended September 28, 1997 and September 29, 1996
            Consolidated Balance Sheets at September 28, 1997 and December 31,
              1996
            Consolidated Statement of Stockholders' Equity for the nine months ended September 28, 1997
            Consolidated Statements of Cash Flows for the nine months ended
              September 28, 1997 and September 29, 1996
            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                         PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 28,  SEPTEMBER 29,   SEPTEMBER 28,    SEPTEMBER 29,
                                                                    1997           1996           1997             1996
                                                               -------------   ------------   -------------     ------------
                                                                        (UNAUDITED)                  (UNAUDITED)
Revenue...................................................         $ 43,936        $26,540        $108,350         $96,376

Cost of revenue...........................................           11,460         12,297          29,095          31,094
                                                                   --------        -------        --------         -------
Gross margin..............................................           32,476         14,243          79,255          65,282

Research, development and engineering expenses............            5,717          4,978          16,242          14,538

Selling, general and administrative expenses..............            9,668          6,352          26,003          19,571

Charge for acquired in-process technology.................            3,115                          3,115
                                                                   --------        -------        --------         -------

Income from operations....................................           13,976          2,913          33,895          31,173

Investment and other income...............................            1,768          1,314           4,674           3,657
                                                                   --------        -------        --------         -------

Income before provision for income taxes..................           15,744          4,227          38,569          34,830

Provision for income taxes................................            4,803            983          11,765          10,623
                                                                   --------        -------        --------         -------

Net income................................................         $ 10,941        $ 3,244        $ 26,804         $24,207
                                                                   ========        =======        ========         =======
Net income per share......................................         $    .24        $   .08        $    .60         $   .55
                                                                   ========        =======        ========         =======
Weighted-average common and common equivalent shares
    outstanding...........................................           45,149         43,203          44,632          43,854
                                                                   ========        =======        ========         =======


               The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                             SEPTEMBER 28,      DECEMBER 31,
                                                                                                 1997               1996
                                                                                             -------------      ------------
                                                                                              (UNAUDITED)

ASSETS

Current assets:
     Cash and investments...................................................                    $154,043          $134,000
     Accounts receivable, less reserves of $1,618 and $968 in 1997 and 1996,
        respectively .......................................................                      31,562            18,809
     Revenue in excess of billings .........................................                       2,605             3,379
     Inventories ...........................................................                       8,158             7,013
     Prepaid expenses and other ............................................                      11,440             6,187
                                                                                                --------          --------
         Total current assets ..............................................                     207,808           169,388
                                                                                                --------          --------

Property, plant and equipment, net .........................................                      31,847            28,331
Other assets ...............................................................                       3,667             3,534
                                                                                                --------          --------
                                                                                                $243,322          $201,253
                                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................                    $  4,013          $  3,652
     Accrued expenses ......................................................                      13,460             7,007
     Accrued income taxes ..................................................                         185             2,029
     Customer deposits .....................................................                       3,097             2,596
     Deferred revenue ......................................................                       1,477             1,287
                                                                                                --------          --------
         Total current liabilities .........................................                      22,232            16,571
                                                                                                --------          --------

Other liabilities ..........................................................                       1,396             1,993

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 41,731,231 and 40,914,166
        shares in 1997 and 1996, respectively ..............................                          83                82
     Additional paid-in capital ............................................                      88,094            77,569
     Cumulative translation adjustment .....................................                          82                95
     Retained earnings .....................................................                     132,636           105,832
     Treasury stock, at cost, 94,467 and 80,918 shares in 1997 and  1996,
        respectively .......................................................                      (1,201)             (889)
                                                                                                --------          --------
         Total stockholders' equity ........................................                     219,694           182,689
                                                                                                --------          --------
                                                                                                $243,322          $201,253
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

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                           COMMON STOCK       ADDITIONAL   CUMULATIVE                 TREASURY STOCK     TOTAL
                                     ----------------------     PAID-IN    TRANSLATION   RETAINED   ----------------- STOCKHOLDERS'
                                       SHARES     PAR VALUE     CAPITAL    ADJUSTMENT    EARNINGS   SHARES     COST      EQUITY
                                     ----------   ---------   ----------   -----------   --------   -------  --------  ---------

Balance at December 31, 1996........ 40,914,166      $82        $77,569        $ 95      $105,832    80,918   $  (889) $182,689

  Issuance of stock under stock
   option and stock purchase plans..    817,065        1          4,585                                                   4,586
  Tax benefit from exercise of
   stock options....................                              5,940                                                   5,940
  Common stock received for payment
   of stock option exercises........                                                                 13,549      (312)     (312)

  Translation adjustment............                                            (13)                                        (13)

  Net income........................                                                       26,804                        26,804
                                     ----------      ---        -------        ----      --------   -------   -------  --------
Balance at September 28, 1997
 (unaudited)........................ 41,731,231      $83        $88,094        $ 82      $132,636    94,467   $(1,201) $219,694
                                     ==========      ===        =======        ====      ========   =======   =======  ========




The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                               NINE MONTHS ENDED
                                                                                         SEPTEMBER 28,     SEPTEMBER 29,
                                                                                              1997             1996
                                                                                         -------------     -------------
                                                                                                   (UNAUDITED)

Cash flows from operating activities:
     Net income ..............................................................             $ 26,804          $ 24,207
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .........................................                4,349             3,737
       Charge for acquired in-process technology .............................                3,115
       Inventory provision ...................................................                                  4,231
       Tax benefit from exercise of stock options ............................                5,940             1,457
       Other .................................................................              (13,240)            6,557
                                                                                           --------          --------
     Net cash provided by operating activities ...............................               26,968            40,189
                                                                                           --------          --------

Cash flows from investing activities:
     Investments, net ........................................................              (29,866)          (14,666)
     Purchase of property, plant and equipment ...............................               (8,248)           (6,842)
     Cash paid related to acquisition of Mayan Automation, Inc., net of $51
       cash assumed ..........................................................               (2,862)
     Cash paid related to acquisition of Acumen, Inc. ........................                 (137)           (1,277)
     Cash assumed in acquisition of Isys Controls, Inc. ......................                                    918
     Other ...................................................................                   30               (30)
                                                                                           --------          --------
     Net cash used in investing activities ...................................              (41,083)          (21,897)
                                                                                           --------          --------

Cash flows from financing activities:
     Issuance of stock under stock option, stock purchase, and
       bonus plans ...........................................................                4,112             2,029
                                                                                           --------          --------
     Net cash provided by financing activities ...............................                4,112             2,029
                                                                                           --------          --------

Effect of exchange rate changes on cash ......................................                  180               188
                                                                                           --------          --------

Net (decrease)/increase in cash and cash equivalents .........................               (9,823)           20,509
Cash and cash equivalents at beginning of period .............................               48,423            23,911
                                                                                           --------          --------
Cash and cash equivalents at end of period ...................................               38,600            44,420
Investments ..................................................................              115,443            81,395
                                                                                           --------          --------
Cash and investments .........................................................             $154,043          $125,815
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

      In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position at September 28, 1997, and the results of operations for the three and nine months ended
      September 28, 1997, and changes in stockholders' equity and cash flows for the nine months ended September 29, 1997.

      The results disclosed in the Consolidated Statements of Income for the three and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including restatement of all prior period earnings per share (EPS) data presented. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. The Company will adopt SFAS No. 128 for the fiscal year ending December 31, 1997. If the Company had adopted this statement for the three-month and nine-month periods ended September 28, 1997, the Company's EPS would have been as follows:


                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                   SEPTEMBER 28,    SEPTEMBER 29,     SEPTEMBER 28,       SEPTEMBER 29,
                                      1997             1996               1997                1996
                                   -------------    -------------     -------------       -------------
                                            (UNAUDITED)                          (UNAUDITED)

      Earnings per share:
        Basic....................     $.26              $.08              $.65               $.60
        Diluted..................     $.24              $.08              $.60               $.55


                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

Inventories consist of the following:


(In thousands)                                                    SEPTEMBER 28,      DECEMBER 31,
                                                                      1997              1996
                                                                  -------------      -------------
                                                                   (UNAUDITED)

Raw materials..................................................       $2,760             $3,861
Work-in-process................................................        3,672              1,710
Finished goods.................................................        1,726              1,442
                                                                      ------             ------
                                                                      $8,158             $7,013
                                                                      ======             ======


In the third quarter of 1996, the Company recorded a $4,231,000 inventory charge to "Cost of Goods Sold." The charge was due primarily to the slowdown in the semiconductor and electronics industries and reflected costs associated with excess inventories resulting from reduced production plans caused by the slowdown and product transition plans.


ACQUISITION OF MAYAN AUTOMATION, INC.

On July 31, 1997, the Company acquired selected assets and assumed selected liabilities of Mayan Automation, Inc. ("Mayan"), a developer of low-cost machine vision systems used for surface inspection, for $4,800,000 in cash, of which $1,800,000 will be paid out through the year 1999. Of the $1,800,000 of future cash payments, $900,000 represents contingent consideration which will be paid based upon the attainment of certain performance milestones. The acquisition was accounted for under the purchase method of accounting. Accordingly, Mayan's results of operations have been included in the Company's consolidated results of operations since the date of acquisition. Mayan's historical results of operations were not material compared to the Company's consolidated results of operations, and therefore, pro forma results are not presented.

The purchase price was allocated among the identifiable assets of Mayan. After allocating the purchase price to the net tangible assets, acquired technology was valued using a risk-adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. This analysis resulted in an allocation of $400,000 to complete technology, to be amortized over five years, and $3,115,000 to in-process technology which had not reached technological feasibility and had no alternative future use, and accordingly, was expensed immediately. Up to an additional $900,000 of contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill to be amortized over the remaining period of expected benefit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On July 31, 1997, the Company acquired selected assets and assumed selected liabilities of Mayan Automation Inc. ("Mayan"), a developer of low-cost machine vision systems used for surface inspection, for $4,800,000 (see Notes to Consolidated Financial Statements). The acquisition was accounted for under the purchase method of accounting, and therefore, Mayan's results of operations since the acquisition date have been included in the Company's consolidated results of operations for the quarter ended September 28, 1997. Of the total purchase price, $3,115,000 was allocated to in-process technology which was expensed in the third quarter of 1997. Mayan's results of operations were not material compared to the Company's consolidated results of operations for the quarter ended September 28, 1997.

Revenue for the quarter ended September 28, 1997 increased 66% to $43,936,000 from $26,540,000 for the quarter ended September 29, 1996. This substantial increase in revenue for the third quarter of 1997 over the third quarter of 1996 indicates a recovery from the slowdown in the semiconductor and electronics industries which had previously impacted the Company's business. The increase is due primarily to increased volume from Original Equipment Manufacturer ("OEM") customers serving these two industries. Sales to OEM customers increased $13,456,000, or 80%, over the three-month period in 1996 and grew to 69% of revenue in the third quarter of 1997 from 64% of revenue in the third quarter of 1996. Additionally, revenue to factory floor customers increased $3,940,000, or 41%, over the three-month period in 1996, due primarily to increased volume resulting from a larger customer base driven by increased sales and marketing resources serving customers in this market. Comparing consecutive quarters, revenue increased 21% over the second quarter of 1997. Sequential revenue growth over the next several quarters is not anticipated to continue at the same rate that occurred during the third quarter of 1997, as the strong rebound in the semiconductor and electronics industries is expected to moderate somewhat.

Revenue for the nine-month period ended September 28, 1997 increased 12% to $108,350,000 from $96,376,000 for the same period in 1996. The increase in revenue for the nine-month period ended September 28, 1997 over the comparable period in 1996 is due primarily to increased volume from OEM customers serving the electronics industry, for which business began to pickup during the second half of 1996, approximately two quarters earlier than the semiconductor industry pickup. Sales to OEM customers increased $9,676,000, or 15%, over the nine-month period in 1996. Additionally, sales to factory floor customers increased $2,298,000, or 7%, over the nine-month period in 1996.

Gross margin as a percentage of revenue for the three-month and nine-month periods ended September 28, 1997 was 74% and 73%, respectively, compared to 54% and 68% for the same periods in 1996. Gross margin for the third quarter of 1996 included a $4,231,000 inventory charge to "Cost of Goods Sold" which reduced the margin by 16 percentage points for the quarter and 4 percentage points year-to-date. The charge was primarily due to the slowdown in the semiconductor and electronics industries and reflected costs associated with excess inventories resulting from reduced production plans caused by the slowdown and product transition plans. The improvement in gross margin in 1997 over the comparable periods in 1996, excluding the third quarter 1996 inventory charge, is due primarily to the Company's ability to significantly increase the number of machine vision systems manufactured with only small increases in manufacturing overhead expenses, thereby improving the absorption rate of overhead expenses. Gross margin as a percentage of revenue for the remainder of 1997 is expected to be consistent with the results experienced year-to-date.

Research, development and engineering expenses for the three-month and nine-month periods ended September 28, 1997 totaled $5,717,000 and $16,242,000, respectively, compared to $4,978,000 and

$14,538,000 for the same periods in 1996, representing a 15% increase for the three-month period and a 12% increase for the nine-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's investment in the research and development of new and existing products. Expenses as a percentage of revenue were 13% and 15% in the three-month and nine-month periods in 1997, compared to 19% and 15% for the same periods in 1996. The decrease in expenses as a percentage of revenue for the three-month period results from demand from OEM customers increasing revenue at a rate that outpaced the increase in expenses associated with the addition of new engineers. Research, development and engineering expenses as a percentage of revenue for the remainder of 1997 are expected to be consistent with the results that have been experienced throughout 1997.

Selling, general and administrative expenses for the three-month and nine-month periods ended September 28, 1997 totaled $9,668,000 and $26,003,000, respectively, compared to $6,352,000 and $19,571,000 for the same periods in 1996, representing a 52% increase for the three-month period and a 33% increase for the nine-month period. The increase in aggregate expenses is due primarily to a 40% increase in sales, general and administrative personnel, both domestically and internationally, to support the Company's expanding worldwide operations, as well as the reinstatement of company bonuses that had been eliminated as part of an effort to control costs during 1996 in light of the temporary downturn in the semiconductor and electronics industries. Expenses as a percentage of revenue were 22% and 24%, respectively, in the three-month and nine-month periods in 1997, compared to 24% and 20% in the same periods in 1996. While aggregate expenses are expected to continue to increase as additional resources are committed to further penetrate the factory floor market, the level of expenses as a percentage of revenue for the remainder of 1997 is expected to remain consistent with the results that have been experienced throughout 1997, due to anticipated revenue growth.

Investment income for the three-month and nine-month periods ended September 28, 1997 totaled $1,573,000 and $4,150,000, respectively, compared to $1,196,000 and
$3,154,000 for the same periods in 1996, representing a 32% increase for the three-month and nine-month periods. The increase in investment income is due primarily to a higher investment base in 1997.

The Company's effective tax rate for the three-month and nine-month periods ended September 28, 1997 was 30.5% compared to 23.3% and 30.5% for the same periods in 1996. The effective tax rate of 23.3% for the third quarter of 1996 reflects an adjustment to bring the year-to-date effective tax rate to 30.5%, due primarily to the reinstatement of the federal research and experimentation credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the nine-month period ended September 28, 1997 were met through cash generated from operations. Cash and investments increased $20,043,000 from December 31, 1996 primarily as a result of $26,968,000 of cash generated from operations and $4,112,000 of cash received from the exercise of stock options, partially offset by $8,248,000 of capital expenditures. Cash generated from operations consists of net income, adjusted primarily for the effects of depreciation and amortization and changes in current assets and current liabilities, most notably an increase in accounts receivable which is due to the significant growth in revenue.

Capital expenditures for the nine-month period ended September 28, 1997 totaled $8,248,000 and consisted primarily of expenditures related to the implementation of new business systems and expenditures for computer hardware, as well as the cash purchase of land adjacent to the Company's corporate headquarters, which is anticipated to be used for future expansion.

On July 31, 1997, the Company acquired selected assets and assumed selected liabilities of Mayan Automation, Inc. for $4,800,000 in cash, $1,800,000 of which, at September 28, 1997, remained to be paid out through the year 1999. Of the $1,800,000 of future cash payments, $900,000 represents contingent consideration that will be paid based upon the attainment of certain performance milestones.

On October 6, 1997, the Company made an offer to acquire Applied Intelligent Systems, Inc. (AISI), a privately held machine vision company, in a stock-for-stock exchange. On November 3, 1997 the Company withdrew this offer.

The Company believes that the existing cash and investment balances, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1997, including potential business acquisitions.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) capital spending trends by manufacturing companies; (2) the cyclicality of the semiconductor industry; (3) the Company's continued ability to achieve significant international revenue;
(4) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (5) inability to protect the Company's proprietary technology and intellectual property; (6) inability to attract or retain skilled employees; (7) technological obsolescence of current products and the inability to develop new products; (8) inability to respond to competitive technology and pricing pressures; and (9) reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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




DATE:   November 7, 1997              COGNEX CORPORATION



                                      /s/ John J. Rogers, Jr.
                                      -----------------------------------------
                                      John  J.   Rogers, Jr.
                                      Executive Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (duly authorized officer, principal
                                      financial and accounting officer)