Form 10-K
period 1997-12-31
COGNEX CORP
filed 1998-03-27
CIK 851205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

     [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to _____________

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

                          Yes     X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of March 1, 1998: $822,115,693

 $.002 par value common stock outstanding as of March 1, 1998: 41,829,639 shares

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 1998 Annual Meeting of Stockholders to be held on April 21, 1998, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on pages 18 and 19.

                                     PART I

   The Company's results are subject to certain risks and uncertainties. This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from current results and actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to considerations described in the sections captioned "Liquidity and Capital Resources" and "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 15 through 17 of the Annual Report to Stockholders for the year ended December 31, 1997, which is Exhibit 13 hereto, and is incorporated herein by reference, as well as considerations included in other documents filed with the Securities and Exchange Commission.

   ITEM 1.  BUSINESS

   CORPORATE PROFILE

        Cognex(R) Corporation ("Cognex" or the "Company," each of which term includes, unless the context indicates otherwise, Cognex Corporation and its subsidiaries) was incorporated in Massachusetts in 1981. Its principal executive offices are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.

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

        Machine vision systems are used in a variety of industries including the semiconductor, electronics, automotive, consumer products, packaging, pharmaceutical, metals, plastics, and paper industries. Machine vision is important for applications in which human vision is inadequate due to fatigue, visual acuity, or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor and improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing geometries of items being manufactured.

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

     GAUGING
     -------
     What size is it?      Determining the dimensions of an       Determining the diameter of a bearing prior to
                           object.                                final assembly.

        Once the machine vision system has processed the image and performed any necessary analysis, the result is then communicated to other equipment on the factory floor, such as an industrial controller, a robotic arm, a deflector which removes the part from the line, a positioning table which moves the part, or alternatively, to a computer file for analysis or subsequent process control. This process is repeated during the manufacturing process as product moves into position in front of the camera. Machine vision systems can perform inspections quickly enough to keep pace with machines that process thousands of items or material feet per minute, thus increasing both quality and productivity.

   THE MACHINE VISION MARKET

        The machine vision market can be segmented into two categories: original equipment manufacturers (OEMs) and the factory floor. The factory floor can be further subdivided between system integrators and end users. OEMs are companies that build standard products sold as capital equipment for the factory floor. These customers, most of which are in the semiconductor and electronics industries, have the technical expertise to build Cognex's programmable, board-level machine vision systems directly into their products which are then sold to end users.

        System integrators are companies that create complete, automated inspection solutions for end users on the factory floor in a variety of industries. For example, they combine lighting, conveyors, robotics, machine vision, and other components to produce custom inspection systems for various applications. Because system integrators encounter a broad range of automation problems, they purchase a variety of Cognex products, from programmable systems to application-specific solutions tailored to solve particular manufacturing tasks.

        End users are companies that manufacture products, such as radios, telephones, ball-point pens, metals, and paper on the factory floor. While they may purchase capital equipment containing machine vision or hire a system integrator to build an inspection system, many end users choose to purchase machine vision directly to solve specific applications on their production lines. Unlike OEMs and system integrators, these customers typically have little or no computer programming or machine vision experience.

   BUSINESS STRATEGY

        The Company's goal is to expand its position as a leading worldwide supplier of machine vision systems for factory automation. Currently, the Company's products are designed for factory automation because the Company believes that this market offers the greatest opportunity for selling high value-added, standard products in high volume. Within the factory automation market, the Company has historically focused primarily on those customers who must have machine vision because of the increasing complexity of their products or manufacturing methods.

        Emphasizing high value-added products and applications is important to the Company's strategy because not every segment of the machine vision market offers opportunity for sustained profitability. High value-added is realized in the Company's products in several ways. The primary value-added is derived from offering unique vision software algorithms which solve challenging problems better than competing products. The other major mode of realizing high value-added is by offering products which are complete solutions to known problems, incorporating all of the necessary vision software, applications software, hardware, and electro-optics. Both modes of realizing high value-added require the Company to maintain an industry-leading level of investment in research, development and engineering.

        Within the factory automation market, the Company has tailored its product and support offerings to match the characteristics of its two major segments: OEMs and the factory floor. Historically, the OEM segment has been the source of the majority of the Company's sales. However, the Company believes that the factory floor segment has the potential in the long term to be larger than the OEM segment. Consequently, the Company has invested in developing and acquiring products which meet the needs of the factory floor market and in developing a strong worldwide direct sales and support infrastructure. The Company will continue to invest in both segments of the market, defending its strong position in the OEM segment while expanding in the factory floor segment.

         The Company has historically pursued a global business strategy, investing in building a strong direct presence in North America, Japan, Europe, and Southeast Asia. In 1997, approximately 62% of the Company's revenue came from markets outside of the United States. In all of these regions, the Company is acknowledged to be a leading machine vision supplier. The Company intends to continue to invest in the expansion of direct sales, support, local marketing, and local engineering in these regions.

        The factory automation market for machine vision is comprised of many market niches defined by differing application requirements, industries, and cost/performance criteria. The Company's business strategy includes selective expansion into other industrial machine vision applications which will be driven both by the internal development of new products and the acquisition of companies and technologies. In July 1995, the Company acquired Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification. In February 1996, the Company acquired Isys Controls, Inc., a developer of high-performance machine vision systems for high-speed surface inspection. In July 1997, the Company acquired Mayan Automation, Inc., a developer of intelligent camera-based machine vision systems for surface inspection. These acquisitions gave Cognex an immediate and strong presence in the growing niche markets for semiconductor wafer identification and surface inspection.

   PRODUCTS

        The Company develops and sells a wide range of machine vision products. These products fall into two lines: the Modular Vision System (MVS) Product Line and the Surface Inspection System (SIS) Product Line. The Company estimates that it had sold approximately 70,000 machine vision systems as of December 31, 1997.

        The MVS Product Line consists of an integrated family of proprietary vision software components together with vision hardware components (embedded vision engines and frame grabbers) which require minimal customization and support by the Company. Modular Vision Systems sold by the Company are defined as either general-purpose or application-specific products. General-purpose machine vision products enable customers to solve a wide range of problems by selecting the tools necessary to solve their vision problem from the Company's vision software library and then configuring their solution by utilizing a programmable language or a "point-and-click" interface. Application-specific machine vision products are "packaged" combinations of software and hardware that are designed to solve targeted problems without any customization by the Company or its customers. A typical Cognex Modular Vision System, including software and hardware, ranges in price from $7,500 to $20,000.

          The SIS Product Line consists of a family of intelligent line-scan cameras, high-performance image processing hardware, special-purpose illumination systems, and proprietary defect detection and classification software. These elements are combined into complete systems which range in price from $25,000 to $2,500,000, depending upon the number of cameras and the processing speed. The Company's Surface Inspection Systems are application-specific products intended to solve surface inspection problems within a targeted set of industries and applications without any customization by the Company or its customers.

        MODULAR VISION SYSTEM PRODUCT LINE

        Programmable Vision Systems

        Cognex Programmable Vision Systems (PVSs) are board-level vision systems programmable in C-language. PVSs are comprised of software and hardware "building blocks" that enable customers to construct solutions tailored to their application needs. The Company offers a library of vision software tools that locate patterns, inspect for defects, measure geometric properties, and identify parts. The hardware is a family of embedded vision engines and frame grabbers.

        Embedded vision engines are vision computers which plug into the backplane of a standard personal computer (PC) or VME bus architecture. Each embedded vision engine contains an on-board central processing unit (CPU), image capture mechanism, memory, and input/output connector, enabling the host computer to off-load all vision tasks to the vision processor. Frame grabbers are single-board image capture devices which capture images from video cameras and input the images directly into the host CPU over a standard bus, such as a PCI. In this case, the Cognex vision software tools run directly on the PC's CPU.

        Customers first choose the most appropriate software tools from the vision software library and then select the hardware platform that satisfies their speed and price requirements. To create a vision solution, users write a C-language program that connects the software blocks appropriate for their vision tasks and then run the application on the selected hardware platform. Customers are given the flexibility to configure their own vision solutions to a broad range of complex vision problems without detailed support from the Company. Cognex vision hardware is functionally and software compatible across product lines, allowing customers to readily upgrade to higher performance systems or to change platforms as their application needs change.

        In 1997, the Company introduced the Cognex MVS 8000 Series which includes both embedded vision engines and frame grabbers, as well as new vision software tools which offer improvements in accuracy and robustness. The 8000 Series is designed to exploit the power of Intel MMX-based processors, Microsoft Windows/NT operating systems, and high-speed PCI bus-based PCs. The Company also offers the Cognex 4000 Series which plugs directly into a VME backplane, as well as the Cognex 5000 and 6000 Series which run on PCs.

        PVSs are sold primarily to OEMs located in North America and Japan who integrate the vision systems into manufacturing equipment for the semiconductor and electronics industries. PVSs are also sold to system integrators located principally in North America, Japan, Europe, and Southeast Asia who integrate the vision systems into manufacturing equipment for the factory floor in industries ranging from automotive to pharmaceutical.

         "Point-and-Click" Programmable Systems

        The Checkpoint(R) family of vision systems (the Checkpoint 900 which runs on a PC and the Checkpoint 800 which plugs directly into a VME backplane) is designed for manufacturing engineers who do not program in C-language and are looking for a rapid application development environment. Checkpoint combines the Company's existing vision software and standard vision hardware platforms with a unique Microsoft Windows-based graphical user interface (GUI). Manufacturing engineers utilize pull-down menus and dialog boxes in the GUI to create customized vision applications. This "point-and-click" programming environment enables the developer to focus on tasks associated with solving the overall vision application, freeing the developer from the detail and complexity of programming in C-language. The library of vision tools currently available with Checkpoint enables users to solve a wide range of inspection, gauging, assembly verification, and defect detection problems.

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

        Application-Specific Modular Vision Systems

        Application-specific products are "packaged" combinations of software and hardware that are designed to solve targeted problems without any customization by the Company or its customers. The Company's application-specific products are designed to address particular requirements of certain vision applications and are sold to OEMs, system integrators, and end users worldwide. A partial list of application-specific products is as follows:

             Surface Mount Device Placement Guidance Package (SMD/PGP), when coupled with a Cognex 4000, 5000, or 8000 Series machine vision engine, quickly and accurately locates fiducial marks on printed circuit boards for alignment, inspects the quality of surface mount devices, and then guides the placement of those devices onto printed circuit boards. For high-performance lead inspection in time-critical applications, the SMD/PGP tools have real-time image acquisition capability, eliminating the need to stop the motion of the placement machine in order to capture an image of a moving part.

             Cognex acuReader/Optical Character Recognition (OCR) reads even the most degraded serial numbers from semiconductor wafers with near 100% accuracy.

             Cognex acuReader/2D reads automatic identification manufacturers
       (AIM) standard data matrix symbologies. The two-dimensional codes are used as alternative marks for identifying wafers, integrated circuit packages, liquid crystal display (LCD) panels, pharmaceutical packages, and for small parts tracking applications.

             Cognex acuReader/Optical Character Verification (OCV) verifies the print produced by laser, pad, or offset printing equipment.

             Cognex acuFinder(R) locates parts, regardless of rotation and scale, and guides robots in the assembly, sorting, and packaging of appliance, automotive, consumer, and electronics products.

             Ball Grid Array (BGA) Inspection Package inspects BGA devices for missing, misplaced, or improperly formed solder balls.

             Cognex Fiducial Finder, when coupled with a Cognex 4000, 5000, or 8000 Series machine vision engine, locates fiducial or alignment marks on printed circuit boards.

             Cognex Print Quality Inspection (PQI), when coupled with a Cognex 4000 or 5000 Series machine vision engine, quickly and accurately inspects print produced by laser, pad, or offset printing equipment.

        SURFACE INSPECTION SYSTEM PRODUCT LINE

        Fine-Line Intelligent Camera Systems

        Fine-Line Intelligent Camera Systems are complete surface inspection devices packaged in a compact and rugged enclosure. Each camera contains a line-scan charge-coupled device (CCD) sensor, image digitizer, digital signal processor (DSP), custom hardware for pixel processing, surface inspection algorithms in firmware, and a CPU for control and communications. In addition to the camera, the Company provides a PC-based operator interface, specialized lighting components, and power supply/control boxes to provide customers with a complete solution to their surface inspection applications. Fine-Line systems can be used in a single-camera, "stand-alone" fashion for simple, narrow web applications, or they can be installed in multi-camera configurations to view wider webs. Fine-Line systems, which range in price from $25,000 to $150,000, depending upon the number of cameras, are targeted primarily at the plastics, non-wovens, and converting markets.

        iS High Performance Inspection Systems

        iS High Performance Inspection Systems are designed for the most demanding surface inspection applications. iS systems are built from a family of hardware and software components which include proprietary line-scan cameras with motorized camera mounts, specialized lighting systems, ultra-high performance image processing boards, Unix workstations, and intelligent defect detection and classification software algorithms. iS systems can contain from one to sixty cameras and can be used to inspect webs up to 25 feet wide at speeds of up to 5,000 feet per minute. iS systems, which range in price from $300,000 to $2,500,000, depending upon the number of cameras and the processing speed, are targeted primarily at metals, specialized coated paper, and high-value non-woven materials producers.

   RESEARCH, DEVELOPMENT AND ENGINEERING

        The Company engages in research, development and engineering (R,D & E) to enhance its existing products and to develop new products and functionality to meet market opportunities. The Company considers its on-going efforts in R,D & E to be a key component of its strategy.

        The MVS engineering group released the first product of the new 8000 Series during 1997, with additional products of this series planned for release during 1998. The software for this series and the family of compatible hardware, from frame grabbers to fully embedded board-level vision systems, utilize the processing capabilities of Intel MMX architecture. During 1998, the MVS engineering group will be further leveraging the technical power of PatMax, a major advance in high-accuracy rotation and scale invariant pattern recognition, introduced by the Company in 1997. Both PatMax and PatMax/Inspect, an innovative companion defect inspection technology, will substantially increase the performance and range of the Company's application-specific products, such as surface mount device and wirebonder inspection, as well as increase the capabilities of the Company's "point-and-click" vision development systems, including Checkpoint. During 1998, the MVS engineering group also plans to release new versions of PatMax and PatMax/Inspect.

        The SIS engineering group introduced several new products during 1997, including products for improved illumination of large web applications, high-performance line-scan cameras and controllers, and an advanced intelligent classifier. These additional capabilities will improve both the performance and range of applications serving the metals industry, as well as broaden the number of applications and industries served to include plastics and non-wovens. The SIS Product Line was further expanded through the acquisition of Mayan Automation, Inc., a developer of intelligent camera-based machine vision systems for surface inspection, in the third quarter of 1997. The combination of intelligent camera systems for smaller applications and large, integrated systems technology provides the Company with the unique ability to match a wide range of user requirements. During 1998, the SIS engineering group will further expand the capabilities of its newly-acquired intelligent camera technology to cost-effectively match higher performance requirements within the industries that it serves, while it also plans development activities in its integrated systems business to further improve performance. With the advent of as many as ten new intelligent classification systems (iLearn) coming on-line, the Company seeks to attain broad industry acceptance, as its customers find it easier to apply and benefit from surface inspection technology. iLearn automatically generates rules for classifying surface defects into user-defined categories, thereby dramatically reducing the start-up time and effort required to tune the inspection system to meet the needs of each individual production line and product type.

         In addition to internal research and development efforts, the Company intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate.

        At December 31, 1997, the Company employed 152 professionals in R,D & E, most of whom are software developers. The Company's R,D & E expenses totaled $22,481,000, $19,434,000, and $13,190,000, or 14%, 16%, and 13% of
   revenue, in 1997, 1996, and 1995, respectively.

   MANUFACTURING

        The Company's MVS Product Line is manufactured at its Natick, Massachusetts headquarters. The Company's Natick manufacturing organization has completed its transition to a turnkey manufacturing operation whereby the majority of component procurement, subassembly, final assembly, and initial testing are performed under agreement by third-party contractors. After the completion of initial testing, the third-party contractors deliver the products to the Company to perform final testing and assembly. The products provided by the third-party contractors are manufactured using specified components and assembly and test documentation created and controlled by the Company. Certain components purchased by the third-party contractors are presently available from a single source.

        The Company's iS products are manufactured at its Alameda, California facility and its Fine-Line products are manufactured at its Montreal, Canada facility. The manufacturing processes at the Alameda and Montreal facilities consist of systems design, configuration management and control, component procurement, subassembly, integration and final test, quality control, shipment, and installation. Certain products are manufactured by third-party contractors using assembly and test documentation created and controlled by the Company. Certain components purchased by the third-party contractors are presently available from a single source.

   SALES AND SERVICE

        The Company markets its products through a direct sales force in North America, and through a direct sales force and distributors in Japan, Europe, and Southeast Asia. The Company's distributors do not have any rights of return, and payment for products is due upon delivery. Distributors generally have non-exclusive distribution rights and there may be more than one distributor per territory.

        The Company's direct sales force operates in the United States out of its Natick, Massachusetts headquarters, its Regional Technology Centers in Mountain View, California and Naperville, Illinois, and its sales offices throughout the United States; in Canada out of its Montreal, Quebec and Scarborough, Ontario offices; in Japan out of its Tokyo, Osaka, Nagoya, and Fukuoka offices; in Europe out of its France, Germany, England, Italy, Sweden, and Scotland offices; and in Southeast Asia out of its Singapore, Korea, and Taiwan offices.

        At December 31, 1997, the Company's direct sales and service force consisted of 134 professionals, including sales and application engineers. The majority of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent possible volume purchases and long-term relationships. Opportunities that represent single-unit sales or turnkey system requirements are identified by the sales engineer and turned over to an independent system integrator or OEM that uses the Company's products. The Company sells its MVS products to customers that have entered or are expected to enter into volume discount contracts with the Company. These contracts are typically for one year and have associated delivery schedules.

        Sales to international customers represented approximately 62%, 55%, and 59% of revenue in 1997, 1996, and 1995, respectively. One international customer based in Japan, Fuji America Corporation, accounted for approximately 18%, 11%, and 16% of revenue in 1997, 1996, and 1995, respectively. Information about foreign and domestic operations, export sales, and significant geographic areas, as well as foreign currency and related risk may be found in the Notes to the Consolidated Financial Statements, appearing on pages 23 through 25 and 35 through 36 of the Annual Report to Stockholders for the year ended December 31, 1997, which is Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.

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

        Cognex, Checkpoint, and acuFinder are registered trademarks of Cognex Corporation. Patmax, Fine-Line, iS, and iLearn are trademarks of Cognex Corporation. All other brand names, service marks and trademarks, whether or not registered, are the property of their respective owners.

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

        Two users of the Company's products were engaged in litigation with Mr. Lemelson/Technivision involving certain of these patents and the validity of these patents was placed in issue. One user entered into a settlement agreement with Mr. Lemelson. The Company is not a party to that settlement and has no indemnification claims, or related obligations, with respect to that settlement. Certain products sold by the Company, as well as the products of others, were identified in connection with this litigation, which claimed an allegedly infringing use.

        With respect to the second user, in April 1996 the U.S. District Court of Nevada ruled in favor of summary judgment for the user, thus disposing of all actions in favor of such user. In April 1997, the same U.S. District Court of Nevada reversed its decision with respect to the April 1996 summary judgment ruling. Subject to appeal of the reversal by the user, the case will proceed to trial. On October 1, 1997 Mr. Lemelson died; however the litigation will continue under his estate. The Company cannot predict the outcome of this litigation or any similar litigation which may arise in the future, or the effect of such litigation on the operating results of the Company. The Company does not believe its products infringe any valid and enforceable claims of Mr. Lemelson's patents.

   COMPETITION

        The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. Although the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are almost non-existent, primarily because of definitional confusion and a tendency toward double-counting of sales. The primary competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under real-world operating conditions, flexibility, programmability, and the availability of application support from the vendor. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to simpler guidance and gauging applications. The Company competes with the lower-cost, software-only solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its 8000 Series. In the paper industry market for high-performance surface inspection systems, the Company has faced increased competition as a result of a merger between Honeywell, a former distributor of the Company's iS products, and Measurex, a supplier of competing surface inspection systems.

   BACKLOG

        At December 31, 1997, the Company's backlog totaled $32,618,000, compared to $25,347,000 at December 31, 1996. Backlog reflects purchase orders for products scheduled for shipment within six months. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

   EMPLOYEES

        At December 31, 1997, the Company employed 529 persons, including 206 in sales, marketing and support activities; 152 in research, development and engineering; 76 in manufacturing and quality assurance; and 95 in information technology, management, administration and finance. Of the Company's 529 employees, 61 are located in Japan. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

   ITEM 2:  PROPERTIES

        In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts. In 1997, the Company completed construction of a 50,000 square-foot addition to this building. The Company's corporate headquarters, principal administrative, sales and marketing, research, development and engineering, manufacturing and quality assurance, and support personnel are located in this facility. In addition, the Company leases facilities in the United States in California, Illinois, and Oregon, as well as in Canada, Japan, France, Germany, England, Italy, Sweden, Scotland, Singapore, Korea, and Taiwan.

        In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently occupied with tenants who have lease agreements that expire at various dates through the year 2000, at which point, the Company plans to take occupancy of the building.

        In 1997, the Company purchased a three and one-half acre parcel of land situated on Vision Drive, adjacent to the Company's corporate headquarters in Natick, Massachusetts. This land is anticipated to be used for future expansion.

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

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders through solicitation of proxies or otherwise.

   ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

        The following table sets forth the names, ages, and titles of the Company's executive officers at December 31, 1997:

   NAME                          AGE           TITLE
   ----                          ---           -----
   Robert J. Shillman            51            President, Chief Executive Officer, and Chairman of the Board
                                               of Directors
   Patrick A. Alias              52            Executive Vice President, Sales and Marketing
   John J. Rogers, Jr.           39            Executive Vice President, Chief Financial Officer, and Treasurer
   Glenn Wienkoop                50            Executive Vice President, Subsidiary Operations


   Messrs. Shillman, Alias, and Rogers have been employed by the Company in their present or other capacities for no less than the past five years.

   Mr. Wienkoop joined the Company in 1997 as Executive Vice President of Subsidiary Operations. From 1975 to 1997, he served in a number of capacities, most recently as Executive Vice President and Division President, at Measurex Corporation, a supplier of computer-integrated measurement, control, and information systems for continuous manufacturing processes.

   Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and the executive officers of the Company.

                      OTHER MEMBERS OF THE MANAGEMENT TEAM

   NAME                          AGE           TITLE
   ----                          ---           -----
   E. John McGarry               41            Vice President, Development: Application-Specific
                                               Accelerated Products
   William Silver                43            Chief Technology Officer

   Mr. Silver has been employed by the Company in his present or other capacities for no less than the past five years.

   Mr. McGarry joined the Company in 1995 when the company he founded in 1991, Acumen, Inc., was acquired by Cognex. From 1991 to 1995, he served as President of Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification.

                                     PART II

   ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 42, and the section captioned "Company Information," appearing on page 43 of the Annual Report to Stockholders for the year ended December 31, 1997, which is
   Exhibit 13 hereto, and is incorporated herein by reference.

        The Company has never declared or paid cash dividends on shares of its common stock. The Company currently intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law, and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.

   ITEM 6:  SELECTED FINANCIAL DATA

        Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 41 of the Annual Report to Stockholders for the year ended December 31, 1997, which is Exhibit 13 hereto, and is incorporated herein by reference.

   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 12 through 17 of the Annual Report to Stockholders for the year ended December 31, 1997, which is Exhibit 13 hereto, and is incorporated herein by reference.

   ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item, which includes the consolidated financial statements and notes thereto, report of independent accountants, and supplementary data, may be found on pages 18 through 42 of the Annual Report to Stockholders for the year ended December 31, 1997, which is Exhibit 13 hereto, and is incorporated herein by reference.

   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting or financial disclosure during 1997 or 1996.

                                    PART III

   ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1998 Annual Meeting of Stockholders to be held on April 21, 1998. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant," appearing in Part I of this Annual Report on Form 10-K.

   ITEM 11:  EXECUTIVE COMPENSATION

        Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1998 Annual Meeting of Stockholders to be held on April 21, 1998. Such information is incorporated herein by reference.

   ITEM 12:  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1998 Annual Meeting of Stockholders to be held on April 21, 1998. Such information is incorporated herein by reference.

   ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

                                     PART IV

   ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   (1)    Financial Statements

                The following consolidated financial statements of Cognex Corporation and the report of independent accountants relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is
                Exhibit 13 hereto, and is incorporated herein by reference:

                   Report of Independent Accountants

                   Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

                   Consolidated Balance Sheets at December 31, 1997 and 1996

                   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

                   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

         (3)    Exhibits

                The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index appearing on pages 18 and 19, immediately preceding such Exhibits.

   (b)          Reports on Form 8-K

                There were no Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COGNEX CORPORATION

                            /s/ Robert J. Shillman
                            ----------------------
                            Robert J. Shillman
                            (President, Chief Executive Officer, and Chairman of the Board of Directors)
                            March 27, 1998

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

   Signature                              Title                                              Date
   ---------                              -----                                              ----
   /s/ Robert J. Shillman                 President, Chief Executive Officer,                March 27, 1998
   -------------------------------        and Chairman of the Board of Directors
   Robert J. Shillman                     (principal executive officer)


   /s/ John J. Rogers, Jr.                Executive Vice President, Chief Financial          March 27, 1998
   -------------------------------        Officer, and Treasurer
   John J. Rogers, Jr.                    (principal financial and accounting officer)


   /s/ William Krivsky                    Director                                           March 27, 1998
   -------------------------------
   William Krivsky

   /s/ Anthony Sun                        Director                                           March 27, 1998
   -------------------------------
   Anthony Sun

   /s/ Rueben Wasserman                   Director                                           March 27, 1998
   -------------------------------
   Rueben Wasserman

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Cognex Corporation:

        Our report on the consolidated financial statements of Cognex Corporation has been incorporated by reference in this Form 10-K from page 40 of the 1997 Annual Report to Stockholders of Cognex Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1997 listed in Item 14(a) of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Boston, Massachusetts                             /s/ COOPERS & LYBRAND L.L.P.
January 23, 1998

                                                                     SCHEDULE II

                               COGNEX CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                      ADDITIONS
                                                             ----------------------------
                                              BALANCE AT     CHARGED TO        CHARGED TO                        BALANCE
                                               BEGINNING     COSTS AND            OTHER                         AT END OF
   DESCRIPTION                                 OF PERIOD     EXPENSES           ACCOUNTS         DEDUCTIONS       PERIOD
   -----------                                 ---------     --------           --------         ----------       ------
   Allowance for Doubtful Accounts
     1997                                     $     968     $   1,268             --             $ (296) (a)     $  1,940

     1996                                           709           542             --               (283) (a)          968

     1995                                           684            25             --                 --               709

   Reserve for Inventory Obsolescence
     1997                                      $  2,273     $     278             --             $ (678) (b)     $  1,873

     1996                                           541         4,361             --             (2,629) (b)        2,273

     1995                                           599           --              --                (58) (b)          541

   (a) Specific write-offs
   (b) Specific dispositions

                                  EXHIBIT INDEX

EXHIBIT NUMBER

          2A Stock Purchase Agreement dated as of July 21, 1995 among Acumen, Inc., the Shareholders of Acumen, Inc., and Cognex Corporation (incorporated by reference to Exhibit 2 to the Report on Form 8-K filed on October 4, 1995)

          2B Agreement and Plan of Merger dated as of February 29, 1996 among Cognex Corporation, Cognex Software Development, Inc., Isys Controls, Inc., and Richard Rombach (incorporated by reference to Exhibit 2 to the Report on Form 8-K filed on March 15, 1996)

          3A Articles of Organization of the Company effective January 8, 1981, as amended June 8, 1982, August 19, 1983, May 15, 1984, April 17, 1985, November 4, 1986, and January 21, 1987 (incorporated by reference to Exhibit 3A to the Registration Statement Form S-1 [Registration No. 33-29020])

          3B Restated Articles of Organization of the Company effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, and April 23, 1996 (filed as
                       Exhibit 3B to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          3C By-laws of the Company as amended February 9, 1990 (filed as Exhibit 3C to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

           4 Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement Form S-1 [Registration No. 33-29020])

         10A Cognex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registration Statement Form S-8 [Registration No. 33-32815])

         10B Cognex Corporation 1992 Director's Stock Option Plan (filed as Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

         10C Cognex Corporation 1993 Director's Stock Option Plan (filed as Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

         10D Cognex Corporation 1993 Employee Stock Option Plan, as amended May 28, 1996 (incorporated by reference to Exhibit 4A to the Registration Form S-8 [Registration No. 333-4621])

         10E Cognex Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement Form S-8 [Registration No. 333-2151])

         10F Purchase and Sale Agreement with respect to the Natick Executive Park facility dated as of June 30, 1995 (filed as Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10G Amendment to the Cognex Corporation 1993 Director's Stock Option Plan *

         10H           Amendment to the Cognex Corporation 1993 Employee Stock
                       Option Plan *

          13 Annual Report to Stockholders for the year ended December 31, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

          21           Subsidiaries of the registrant  *

          23           Consent of Coopers & Lybrand L.L.P. *

          27.A Financial Data Schedule for the year ended December 31, 1997 (electronic filing only) *

          27.B Restated Financial Data Schedule for the quarter ended March 30, 1997 (electronic filing only)*

          27.C Restated Financial Data Schedule for the quarter ended June 29, 1997 (electronic filing only)*

          27.D Restated Financial Data Schedule for the quarter ended September 28, 1997 (electronic filing only)*

          27.E Restated Financial Data Schedule for the quarter ended March 31, 1996 (electronic filing only)*

          27.F Restated Financial Data Schedule for the quarter ended June 30, 1996 (electronic filing only)*

          27.G Restated Financial Data Schedule for the quarter ended September 29, 1996 (electronic filing only)*

          27.H Restated Financial Data Schedule for the year ended December 31, 1996 (electronic filing only)*

          27.I Restated Financial Data Schedule for the year ended December 31, 1995 (electronic filing only)*

          27.J Restated Financial Data Schedule for the year ended December 31, 1994 (electronic filing only)*

                      * Filed herewith