Form 10-Q
period 1998-04-05
COGNEX CORP
filed 1998-05-15
CIK 851205

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934 for the quarterly period ended APRIL 5, 1998 or
                                                          -------------

      Transition Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-17869
                                                -------

                               COGNEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                           04-2713778
             -------------                           ----------
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

     As of May 3, 1998, there were 41,837,347 shares of Common Stock, $.002 par value, of the registrant outstanding.

                            Total number of pages: 11
                      Exhibit index is located on page 10
================================================================================

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income for the three months ended
          April 5, 1998 and March 30, 1997
         Consolidated Balance Sheets at April 5, 1998 and December 31, 1997 Consolidated Statement of Stockholders' Equity for the three months ended April 5, 1998
         Consolidated Statements of Cash Flows for the three months ended
          April 5, 1998 and March 30, 1997
         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                   THREE MONTHS ENDED
                                                                  APRIL 5,     MARCH 30,
                                                                    1998         1997
                                                                  -------      -------
                                                                        (UNAUDITED)

Revenue ......................................................    $40,056      $28,143
Cost of revenue ..............................................     10,927        7,695
                                                                  -------      -------
Gross margin .................................................     29,129       20,448
Research, development and engineering expenses ...............      6,305        5,179
Selling, general and administrative expenses .................      9,869        7,419
                                                                  -------      -------
Income from operations .......................................     12,955        7,850
Investment income ............................................      1,728        1,333
Other income .................................................        165          157
                                                                  -------     --------
Income before provision for income taxes .....................     14,848        9,340
Provision for income taxes ...................................      4,306        2,849
                                                                  -------      -------
Net income ...................................................    $10,542      $ 6,491
                                                                  =======      =======

Net income per share:
  Basic ......................................................    $   .25      $   .16
                                                                  =======      =======
  Diluted ....................................................    $   .24      $   .15
                                                                  =======      =======
Weighted-average common and common equivalent shares
  outstanding:
  Basic ......................................................     41,800       40,921
                                                                  =======      =======
  Diluted ....................................................     44,435       43,945
                                                                  =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      APRIL 5,    DECEMBER 31,
                                                                       1998          1997
                                                                     --------      --------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and investments ..........................................    $181,214      $178,014
  Accounts receivable, less reserves of $2,031 and $1,940 in 1998
   and 1997, respectively .......................................      33,394        25,095
  Revenue in excess of billings .................................       3,695         3,723
  Inventories ...................................................       9,129         7,784
  Deferred income taxes .........................................       3,618         3,453
  Prepaid expenses and other ....................................       6,453         5,937
                                                                     --------      --------
      Total current assets ......................................     237,503       224,006

Property, plant and equipment, net ..............................      33,245        32,995
Other assets ....................................................       4,107         3,462
Deferred income taxes ...........................................       1,414         1,377
                                                                     --------      --------
                                                                     $276,269      $261,840
                                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................    $  3,565      $  3,332
  Accrued expenses ..............................................      11,938        13,712
  Accrued income taxes ..........................................       6,780         2,684
  Customer deposits .............................................       3,200         3,112
  Deferred revenue ..............................................       2,040         1,596
                                                                     --------      --------
      Total current liabilities .................................      27,523        24,436
                                                                     --------      --------

Other liabilities ...............................................       1,261         1,262

Stockholders' equity:
  Common stock, $.002 par value -
    Authorized: 120,000,000 shares, issued: 41,966,454 and
    41,859,395 shares in 1998 and 1997, respectively ............          84            84
  Additional paid-in capital ....................................      92,000        91,082
  Cumulative translation adjustment .............................           2            44
  Retained earnings .............................................     156,910       146,368
  Treasury stock, at cost, 106,020 and 103,139 shares in 1998 and
   1997, respectively ...........................................      (1,511)       (1,436)
                                                                     --------      --------
      Total stockholders' equity ................................     247,485       236,142
                                                                     --------      --------
                                                                     $276,269      $261,840
                                                                     ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                              COMMON STOCK     ADDITIONAL CUMULATIVE               TREASURY STOCK         TOTAL
                                         ---------------------   PAID-IN  TRANSLATION  RETAINED   -----------------   STOCKHOLDERS'
                                           SHARES    PAR VALUE   CAPITAL  ADJUSTMENT   EARNINGS   SHARES      COST        EQUITY
                                         ----------  ---------   -------  -----------  --------   -------   -------   -------------
Balance at December 31, 1997 ..........  41,859,395     $84      $91,082     $ 44      $146,368   103,139   $(1,436)     $236,142
  Issuance of stock under
   stock option plans .................     107,059                  580                                                      580
  Tax benefit from exercise of
   stock options ......................                              338                                                      338
  Common stock received for payment
   of stock option exercises ..........                                                             2,881       (75)          (75)
  Translation adjustment ..............                                       (42)                                            (42)
  Net income ..........................                                                  10,542                            10,542
                                         ----------     ---      -------     ----      --------   -------   -------      --------
Balance at April 5, 1998 (unaudited) ..  41,966,454     $84      $92,000     $  2      $156,910   106,020   $(1,511)     $247,485
                                         ==========     ===      =======     ====      ========   =======   =======      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                                      APRIL 5,     MARCH 30,
                                                                        1998         1997
                                                                      --------     --------
                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net income .....................................................    $ 10,542     $  6,491
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ................................       2,196        1,717
    Tax benefit from exercise of stock options ...................         338          846
    Deferred income tax provision ................................        (202)          67
    Change in other current assets and current liabilities .......      (7,479)         586
                                                                      --------     --------
  Net cash provided by operating activities ......................       5,395        9,707
                                                                      --------     --------

Cash flows from investing activities:
  Purchase of investments ........................................     (19,394)      (7,433)
  Maturities of investments ......................................      14,307        6,630
  Purchase of property, plant and equipment ......................      (2,006)      (2,551)
  Cash paid related to Mayan acquisition .........................        (432)
  Other ..........................................................                        3
                                                                      --------     --------
  Net cash used in investing activities ..........................      (7,525)      (3,351)
                                                                      --------     --------
Cash flows from financing activities:
  Net proceeds from issuance of stock under stock option plans ...         505          649
                                                                      --------     --------
  Net cash provided by financing activities ......................         505          649
                                                                      --------     --------
Effect of exchange rate changes on cash ..........................         177          386
                                                                      --------     --------
Net (decrease)/increase in cash and cash equivalents .............      (1,448)       7,391
Cash and cash equivalents at beginning of period .................      38,198       48,423
                                                                      --------     --------
Cash and cash equivalents at end of period .......................      36,750       55,814
Investments ......................................................     144,464       86,020
                                                                      --------     --------
Cash and investments .............................................    $181,214     $141,834
                                                                      ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998.

     In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at April 5, 1998, and the results of operations and changes in stockholders' equity and cash flows for the three months ended April 5, 1998.

     The results disclosed in the Consolidated Statements of Income for the three months ended April 5, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

INVENTORIES

Inventories consist of the following:

(In thousands)                                 APRIL 5,      DECEMBER 31,
                                                 1998           1997
                                              ---------      ------------
                                              (UNAUDITED)

Raw materials...............................    $4,401         $4,425
Work-in-process.............................     1,562          1,355
Finished goods..............................     3,166          2,004
                                                ------         ------
                                                $9,129         $7,784
                                                ======         ======

                              COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE

Net income per share is calculated as follows:

(In thousands)                                                          THREE MONTHS ENDED
                                                                      APRIL 5,      MARCH 30,
                                                                        1998          1997
                                                                      --------      ---------
                                                                           (UNAUDITED)
Net income .......................................................    $10,542        $ 6,491
                                                                      =======        =======
BASIC:
  Weighted-average common shares outstanding .....................     41,800         40,921
                                                                      =======        =======
  Net income per common share ....................................    $   .25        $   .16
                                                                      =======        =======

DILUTED:
  Weighted-average common shares outstanding .....................     41,800         40,921
  Effect of dilutive securities:
    Stock options ................................................      2,635          3,024
                                                                      -------        -------
  Weighted-average common and common equivalent shares
    outstanding ..................................................     44,435         43,945
                                                                      =======        =======

  Net income per common and common equivalent share ..............    $   .24        $   .15
                                                                      =======        =======

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires that all items recognized under accounting standards as components of comprehensive income be shown in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Items of other comprehensive income include foreign currency translation adjustments. Comprehensive income totaled $10,500,000 for the three months ended April 5, 1998 and $6,517,000 for the three months ended March 30, 1997.

SUBSEQUENT EVENT

On April 21, 1998, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock from time to time in the open market or in private transactions. Such repurchase will be at management's discretion depending upon acceptable price levels and the availability of shares. Funds for the repurchase of shares will come from the Company's existing cash and investment balances along with cash generated from operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first quarter of 1998 increased 42% over the first quarter of 1997, yet decreased 15% from the fourth quarter of 1997. Historically, the Company's revenue has fluctuated with the capital spending trends of its core Original Equipment Manufacturer (OEM) customers serving the semiconductor and electronics industries. The increase in revenue over the first quarter of 1997 is due primarily to increased volume from these core OEM customers. Sales to all OEM customers increased $7,595,000, or 42%, over the first quarter of 1997 and represented 64% of revenue in both quarters. Additionally, sales to factory floor customers increased $4,318,000, or 43%, over the first quarter of 1997 due primarily to increased volume resulting from additional sales and marketing resources serving customers in this market, as well as sales of Fine-Line products which the Company acquired from Mayan Automation, Inc. in a purchase transaction on July 31, 1997. The decrease in revenue from the fourth quarter of 1997 is due primarily to reduced volume from the Company's core OEM customers. Sales to all OEM customers decreased $6,765,000, or 21%, from the fourth quarter of 1997, while sales to factory floor customers remained fairly consistent with the prior quarter. Revenue from the Company's core OEM customers is anticipated to remain relatively flat over the next few quarters in comparison to the prior year's results.

Gross margin as a percentage of revenue for the quarter ended April 5, 1998 was 73%, which is consistent with the gross margin percentage for the comparable period in 1997.

Research, development and engineering expenses for the quarter ended April 5, 1998 increased 22% to $6,305,000 from $5,179,000 for the quarter ended March 30, 1997. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in the research and development of new and existing products. Expenses as a percentage of revenue were 16% for the first quarter of 1998 compared to 18% for the first quarter of 1997. The decrease in expenses as a percentage of revenue is due primarily to a lower revenue base in the first quarter of 1997. The Company intends to continue to invest in product development and hire additional resources, and therefore, the level of research, development and engineering expenses as a percentage of revenue may increase in the second quarter of 1998.

Selling, general and administrative expenses for the quarter ended April 5, 1998 increased 33% to $9,869,000 from $7,419,000 for the quarter ended March 30, 1997. The increase in aggregate expenses is due primarily to higher personnel-related costs, both domestically and internationally, to support the Company's expanding worldwide operations. Expenses as a percentage of revenue were 25% for the first quarter of 1998 compared to 26% for the first quarter of 1997. The Company intends to continue to invest in sales and marketing resources to further penetrate the factory floor market, and therefore, the level of selling, general and administrative expenses as a percentage of revenue may increase slightly in the second quarter of 1998.

Investment income for the quarter ended April 5, 1998 increased 30% to $1,728,000 from $1,333,000 for the comparable period in 1997. The increase in investment income is due primarily to an increase in the Company's invested cash balance during the first quarter of 1998, as well as slightly higher returns on invested balances.

The Company's effective tax rate was 29.0% for the quarter ended April 5, 1998 compared to 30.5% for the quarter ended March 30, 1997. The decrease in the effective tax rate is primarily attributable to a higher tax benefit associated with the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the quarter ended April 5, 1998 were met through cash generated from operations. Cash and investments increased $3,200,000 from December 31, 1997 primarily as a result of $5,395,000 of cash generated from operations, offset by $2,006,000 of capital expenditures. Cash generated from operations consists of net income, adjusted primarily for non-cash charges and changes in current assets and current liabilities, most notably an increase in accounts receivable.

Capital expenditures for the quarter ended April 5, 1998 totaled $2,006,000 and consisted primarily of expenditures for computer hardware and software, as well as expenditures for furniture and fixtures primarily related to the occupancy of the 50,000 square-foot expansion of the Company's corporate headquarters.

On July 31, 1997, the Company acquired selected assets and assumed selected liabilities of Mayan Automation, Inc. for $4,800,000 in cash, $1,350,000 of which, at April 5, 1998, remained to be paid through the year 1999. Of the $1,350,000 of future cash payments, $900,000 represents payments contingent upon the attainment of certain performance milestones.

Based on a recent assessment, the Company has determined that its internal computer systems are capable of processing transactions relating to the year 2000 and beyond. The Company has also implemented a year 2000 testing and remediation plan with respect to its products and, to the best of its knowledge, the Company does not have any material exposure to contingencies related to year 2000 issues for its products. Additionally, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own year 2000 issues. Although the Company is only in the preliminary stages of assessing the impact of year 2000 issues and no assurances can be given, the Company does not believe that year 2000 expenses will have a material impact on its business.

The Company believes that the existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1998, including the Company's treasury stock repurchase program and potential business acquisitions.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires companies to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. For the year ended December 31, 1998, the Company will adopt the provisions of this statement, which include the reclassification of prior periods presented, unless impracticable, for comparative purposes. The Company is currently evaluating the impact that this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (2) the cyclicality of the semiconductor industry; (3) the Company's continued ability to achieve significant international revenue; (4) capital spending trends by manufacturing companies; (5) inability to protect the Company's proprietary technology and intellectual property; (6) inability to attract or retain skilled employees; (7) technological obsolescence of current products and the inability to develop new products; (8) inability to respond to competitive technology and pricing pressures; and (9) reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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




DATE:   May 15, 1998                      COGNEX CORPORATION



                                          /s/ John J. Rogers, Jr.
                                          --------------------------------------
                                          John J. Rogers, Jr.
                                          Executive Vice President, Chief
                                          Financial Officer, and Treasurer
                                          (duly authorized officer, principal
                                          financial and accounting officer)