Form 10-Q
period 1998-07-05
COGNEX CORP
filed 1998-08-07
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   (Mark One)

  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934 for the quarterly period ended July 5, 1998 or


     Transition Report pursuant to Section 13 or 15(d) of the Securities
 --- Exchange Act of 1934 for the transition period from _______ to _________



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


     As of August 2, 1998, there were 40,889,808 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 13
                       Exhibit index is located on page 12

================================================================================

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income for the three and six months ended
           July 5, 1998 and June 29, 1997
         Consolidated Balance Sheets at July 5, 1998 and December 31, 1997 Consolidated Statement of Stockholders' Equity for the six months ended July 5, 1998
         Consolidated Statements of Cash Flows for the six months ended July 5,
           1998 and June 29, 1997
         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                                              COGNEX CORPORATION

                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share amounts)


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JULY 5,      JUNE 29,       JULY 5,       JUNE 29,
                                                                         1998          1997          1998           1997
                                                                        -------      --------       -------       --------
                                                                             (UNAUDITED)                  (UNAUDITED)

Revenue .............................................................   $32,036       $36,271       $72,092       $64,414

Cost of revenue .....................................................     9,474         9,940        20,401        17,635
                                                                        -------       -------       -------       -------

Gross margin ........................................................    22,562        26,331        51,691        46,779

Research, development and engineering expenses ......................     5,950         5,346        12,255        10,525

Selling, general and administrative .................................     9,393         8,916        19,262        16,335
                                                                        -------       -------       -------       -------

Income from operations ..............................................     7,219        12,069        20,174        19,919

Investment income ...................................................     1,791         1,244         3,519         2,577

Other income ........................................................       171           172           336           329
                                                                        -------       -------       -------       -------

Income before provision for income taxes ............................     9,181        13,485        24,029        22,825

Provision for income taxes ..........................................     2,664         4,113         6,970         6,962
                                                                        -------       -------       -------       -------

Net income ..........................................................   $ 6,517       $ 9,372       $17,059       $15,863
                                                                        =======       =======       =======       =======

Net income per share:
    Basic ...........................................................   $   .16       $   .23       $   .41       $   .39
                                                                        =======       =======       =======       =======
    Diluted .........................................................   $   .15       $   .21       $   .39       $   .36
                                                                        =======       =======       =======       =======

Weighted-average common and common equivalent shares outstanding:
    Basic ...........................................................    41,424        41,156        41,616        41,040
                                                                        =======       =======       =======       =======
    Diluted .........................................................    43,906        44,539        44,182        44,267
                                                                        =======       =======       =======       =======


       The accompanying notes are an integral part of these consolidated financial statements.


                                         COGNEX CORPORATION

                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)

                                                                                 JULY 5,        DECEMBER 31,
                                                                                  1998             1997
                                                                               -----------      ------------
ASSETS                                                                         (UNAUDITED)
Current assets:
     Cash and investments .....................................................  $160,589         $178,014
     Accounts receivable, less reserves of $2,270 and $1,940 in 1998 and
        1997, respectively ....................................................    27,566           25,095
     Revenue in excess of billings ............................................     3,500            3,723
     Inventories ..............................................................     9,704            7,784
     Deferred income taxes ....................................................     3,996            3,453
     Prepaid expenses and other ...............................................     5,470            5,937
                                                                                 --------         --------
         Total current assets .................................................   210,825          224,006

Property, plant and equipment, net ............................................    34,574           32,995
Other assets ..................................................................     4,688            3,462
Deferred income taxes .........................................................     1,520            1,377
                                                                                 --------         --------
                                                                                 $251,607         $261,840
                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .........................................................  $  2,328         $  3,332
     Accrued expenses .........................................................    11,712           13,712
     Accrued income taxes .....................................................     1,364            2,684
     Customer deposits ........................................................     2,307            3,112
     Deferred revenue .........................................................     2,365            1,596
                                                                                 --------         --------
         Total current liabilities ............................................    20,076           24,436
                                                                                 --------         --------

Other liabilities .............................................................     1,261            1,262

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 42,165,774 and 41,859,395
        shares in 1998 and 1997, respectively .................................        84               84
     Additional paid-in capital ...............................................    93,793           91,082
     Cumulative translation adjustment ........................................       (71)              44
     Retained earnings ........................................................   163,427          146,368
     Treasury stock, at cost, 1,298,020 and 103,139 shares in 1998 and
        1997, respectively ....................................................   (26,963)          (1,436)
                                                                                 --------         --------
         Total stockholders' equity ...........................................   230,270          236,142
                                                                                 --------         --------
                                                                                 $251,607         $261,840
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


                                                   COGNEX CORPORATION
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (Dollars in thousands)



                                                 COMMON STOCK    ADDITIONAL CUMULATIVE              TREASURY STOCK         TOTAL
                                             -------------------  PAID-IN   TRANSLATION RETAINED  -------------------- STOCKHOLDERS'
                                               SHARES   PAR VALUE CAPITAL   ADJUSTMENT  EARNINGS    SHARES      COST      EQUITY
                                             ---------- --------- -------   ----------  --------  ---------  --------- ------------
Balance at December 31, 1997 ............... 41,859,395   $84     $91,082     $  44     $146,368    103,139  $ (1,436)   $236,142
  Issuance of common stock under stock
     option and stock purchase plans .......    306,379             1,846                                                   1,846
  Tax benefit from exercise of stock
     options ...............................                          865                                                     865
  Common stock received for payment of
     stock option exercises ................                                                          2,881       (75)        (75)
  Repurchase of common stock ...............                                                      1,192,000   (25,452)    (25,452)
  Translation adjustment ...................                                   (115)                                         (115)
  Net income ...............................                                              17,059                           17,059
                                             ----------   ---     -------     -----     --------  ---------  --------    --------
Balance at July 5, 1998 (unaudited) ........ 42,165,774   $84     $93,793     $ (71)    $163,427  1,298,020  $(26,963)   $230,270
                                             ==========   ===     =======     =====     ========  =========  ========    ========





       The accompanying notes are an integral part of these consolidated financial statements.


                                         COGNEX CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                 JULY 5,       JUNE 29,
                                                                                  1998           1997
                                                                                --------       --------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
     Net income ............................................................... $ 17,059       $ 15,863
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ..........................................    4,397          2,758
       Tax benefit from exercise of stock options .............................      865          2,302
       Deferred income tax provision ..........................................     (686)            16
       Change in other current assets and current liabilities .................   (8,041)        (9,156)
       Other ..................................................................   (1,582)
                                                                                --------       --------
     Net cash provided by operating activities ................................   12,012         11,783
                                                                                --------       --------
Cash flows from investing activities:
     Purchase of investments ..................................................  (38,736)       (32,095)
     Maturity of investments ..................................................   37,831         20,977
     Purchase of property, plant and equipment ................................   (4,908)        (6,102)
     Cash paid related to Mayan acquisition ...................................     (432)
     Other                                                                                          496
                                                                                --------       --------
     Net cash used in investing activities ....................................   (6,245)       (16,724)
                                                                                --------       --------


Cash flows from financing activities:
     Issuance of common stock under stock option and stock purchase plans .....    1,771          1,503
     Repurchase of common stock ...............................................  (25,452)
                                                                                --------       --------
     Net cash (used in)/provided by financing activities ......................  (23,681)         1,503
                                                                                --------       --------

Effect of exchange rate changes on cash .......................................      441           (182)
                                                                                --------       --------

Net decrease in cash and cash equivalents .....................................  (17,473)        (3,620)

Cash and cash equivalents at beginning of period ..............................   38,198         48,423
                                                                                --------       --------
Cash and cash equivalents at end of period ....................................   20,725         44,803
Investments ...................................................................  139,864         96,695
                                                                                --------       --------
Cash and investments .......................................................... $160,589       $141,498
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

     In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at July 5, 1998, and the results of operations for the three and six months ended July 5, 1998, and changes in stockholders' equity and cash flows for the six months ended July 5, 1998.

     The results disclosed in the Consolidated Statements of Income for the three and six months ended July 5, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.




INVENTORIES


Inventories consist of the following:
(In thousands)                                        JULY 5,    DECEMBER 31,
                                                       1998         1997
                                                    -----------  ------------
                                                    (UNAUDITED)
Raw materials ......................................  $4,583       $4,425
Work-in-process ....................................   1,896        1,355
Finished goods .....................................   3,225        2,004
                                                      ------       ------
                                                      $9,704       $7,784
                                                      ======       ======


                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE


Net income per share is calculated as follows:
(In thousands)                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                JULY 5,     JUNE 29,   JULY 5,     JUNE 29,
                                                                                 1998        1997       1998        1997
                                                                                -------    ---------   -------     --------
                                                                                   (UNAUDITED)            (UNAUDITED)

Net income ..................................................................  $ 6,517     $ 9,372     $17,059     $15,863
                                                                               =======     =======     =======     =======
BASIC:
    Weighted-average common shares outstanding ..............................   41,424      41,156      41,616      41,040
                                                                               =======     =======     =======     =======
    Net income per common share .............................................  $   .16     $   .23     $   .41     $   .39
                                                                               =======     =======     =======     =======


DILUTED:
    Weighted-average common shares outstanding ..............................   41,424      41,156      41,616      41,040
    Effect of dilutive securities:
       Stock options ........................................................    2,482       3,383       2,566       3,227
                                                                               -------     -------     -------     -------
    Weighted-average common and common equivalent
       shares outstanding ...................................................   43,906      44,539      44,182      44,267
                                                                               =======     =======     =======     =======

    Net income per common and common equivalent share .......................  $   .15     $   .21     $   .39     $   .36
                                                                               =======     =======     =======     =======



COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be shown in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income consists of foreign currency translation adjustments. Comprehensive income totaled $6,444,000 and $16,944,000 for the three and six months ended July 5, 1998 and $9,313,000 and $15,830,000 for the three and six months ended June 29, 1997.


STOCK REPURCHASE PROGRAM

On April 21, 1998, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock. A total of 882,000 shares were repurchased through May 27, 1998 amounting to $19,936,694 which completed the Company's repurchases under this program. On June 3, 1998, the Board authorized the repurchase of up to an additional 1,500,000 shares of the Company's common stock. As of July 5, 1998, 310,000 shares have been repurchased under this second program amounting to $5,515,315. Such repurchases are part of the Company's ongoing program to replenish shares used for the granting of stock options and are made from time to time in the open market or in private transactions depending upon acceptable price levels and the availability of shares. Funds for the repurchases come from the Company's existing cash and investment balances along with cash generated from operations.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUBSEQUENT EVENT

On July 28, 1998, the Company signed a definitive agreement to form a global relationship with Rockwell Automation. Under the agreement, the Company paid cash for certain technologies of Rockwell Automation's Allen Bradley machine vision business and has become the preferred supplier of machine vision products to Rockwell Automation's customers worldwide. This transaction is not expected to materially impact the Company's financial position, results of operations, or cash flows in 1998, excluding an expected charge for in-process technology in the third quarter of approximately $1,000,000 to $2,000,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three-month and six-month periods ended July 5, 1998 totaled $32,036,000 and $72,092,000, respectively, compared to $36,271,000 and
$64,414,000 for the same periods in 1997, representing a 12% decrease for the three-month period and a 12% increase for the six-month period. Historically, the Company's revenue has fluctuated with the capital spending trends of its core Original Equipment Manufacturer (OEM) customers serving the semiconductor and electronics industries. The Company's results for the second quarter of 1998 were impacted by a worldwide slowdown in capital spending in these industries, caused in part by the current Asian financial crisis.

The decrease in revenue of $4,235,000, or 12%, for the three-month period is due primarily to decreased volume from the Company's OEM customers. Sales to OEM customers decreased $7,138,000, or 28%, from the second quarter of 1997. Sales to end user customers, however, increased $2,903,000, or 27%, from the second quarter of 1997 due primarily to increased volume resulting from additional sales and marketing resources serving customers in this market, as well as sales of Fine-Line products which the Company acquired from Mayan Automation, Inc. in a purchase transaction on July 31, 1997.

The increase in revenue of $7,678,000, or 12%, for the six-month period is due primarily to increased volume from the Company's end user customers. Sales to end user customers increased $7,212,000, or 35%, from the prior year resulting again from additional sales and marketing resources serving customers in this market, as well as sales of Fine-Line products. Sales to OEM customers, however, remained fairly consistent with the prior year, as the increased volume achieved in the first quarter of 1998 over the first quarter of 1997 was almost completely offset by the decreased volume experienced in the second quarter of 1998 over the second quarter of 1997.

The Company anticipates that its results for the remainder of 1998 will continue to be impacted by the worldwide slowdown in capital spending in the semiconductor and electronics industries due to indications that a recovery in these industries may not happen until 1999. Accordingly, the Company anticipates that revenue for the second half of 1998 will continue to be lower than both the levels achieved in the second half of 1997 as well as the first half of 1998.

Gross margin as a percentage of revenue for the three-month and six-month periods ended July 5, 1998 was 70% and 72%, respectively, compared to 73% for the same periods in 1997. The decrease in gross margin as a percentage of revenue is due primarily to higher service costs in 1998 as the Company builds its worldwide service and support team. Gross margin as a percentage of revenue may continue to decrease during the second half of 1998 as manufacturing overhead expenses may not be fully absorbed by the volume of machine vision systems manufactured.

Research, development and engineering expenses for the three-month and six-month periods ended July 5, 1998 totaled $5,950,000 and $12,255,000, respectively, compared to $5,346,000 and $10,525,000 for the same periods in 1997, representing an 11% increase for the three-month period and a 16% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in the research and development of new and existing products. Expenses as a percentage of revenue were 19% and 17% for the three-month and six-month periods in 1998, compared to 15% and 16% for the same periods in 1997. The increase in expenses as a percentage of revenue is due primarily to the growth in research, development and engineering expenses outpacing the growth in revenue. The Company intends to continue its product development efforts, and therefore, the level of research, development and engineering expenses as a percentage of revenue may continue to increase during the second half of 1998.

Selling, general and administrative expenses for the three-month and six-month periods ended July 5, 1998 totaled $9,393,000 and $19,262,000, respectively, compared to $8,916,000 and $16,335,000 for the same periods in 1997, representing a 5% increase for the three-month period and an 18% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs, both domestically and internationally, to support the Company's expanding worldwide operations. Expenses as a percentage of revenue were 29% and 27% for the three-month and six-month periods in 1998, compared to 25% for the same periods in 1997. The increase in expenses as a percentage of revenue is due primarily to the growth in selling, general and administrative expenses outpacing the growth in revenue. The Company intends to continue its efforts to further penetrate the end user market, and therefore, the level of selling, general and administrative expenses as a percentage of revenue may continue to increase during the second half of 1998.

Investment income for the three-month and six-month periods ended July 5, 1998 totaled $1,791,000 and $3,519,000, respectively, compared to $1,244,000 and $2,577,000 for the same periods in 1997, representing a 44% increase for the three-month period and a 37% increase for the six-month period. The increase in investment income is due primarily to an increase in the Company's invested cash balance during 1998.

The Company's effective tax rate was 29.0% for the three-month and six-month periods ended July 5, 1998 compared to 30.5% for the same periods in 1997. The decrease in the effective tax rate is primarily attributable to a higher tax benefit associated with the Company's foreign sales corporation.

On July 28, 1998, the Company signed a definitive agreement to form a global relationship with Rockwell Automation. Under the agreement, the Company paid cash for certain technologies of Rockwell Automation's Allen Bradley machine vision business and has become the preferred supplier of machine vision products to Rockwell Automation's customers worldwide. This transaction is not expected to materially impact the Company's financial position, results of operations, or cash flows in 1998, excluding an expected charge for in-process technology in the third quarter of approximately $1,000,000 to $2,000,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the six-month period ended July 5, 1998 were met through cash generated from operations along with existing cash and investments balances. Cash and investments decreased $17,425,000 from December 31, 1997 primarily as a result of $25,452,000 of cash used to repurchase the Company's common stock and $4,908,000 of capital expenditures, partially offset by $12,012,000 of cash generated from operations.

Capital expenditures for the six-month period ended July 5, 1998 totaled $4,908,000 and consisted primarily of expenditures for computer hardware and software, as well as expenditures for furniture and fixtures primarily related to the occupancy of the 50,000 square-foot expansion of the Company's corporate headquarters and expenditures for leasehold improvements related to a new office in Japan.

On April 21, 1998, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock. A total of 882,000 shares were repurchased through May 27, 1998 amounting to $19,936,694 which completed the Company's repurchases under this program. On June 3, 1998, the Board authorized the repurchase of up to an additional 1,500,000 shares of the Company's common stock. As of July 5, 1998, 310,000 shares have been repurchased under this second stock repurchase program amounting to $5,515,315. Funds for the repurchases come from the Company's existing cash and investment balances along with cash generated from operations.

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

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1998, including the Company's stock repurchase program and current and potential business acquisitions.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company's continued ability to achieve significant international revenue; (4) capital spending trends by manufacturing companies; (5) inability to protect the Company's proprietary technology and intellectual property; (6) inability to attract or retain skilled employees; (7) technological obsolescence of current products and the inability to develop new products; (8) inability to respond to competitive technology and pricing pressures; and (9) reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of the Stockholders of Cognex Corporation in lieu of the 1998 Annual Meeting held on April 21, 1998, the Stockholders elected Robert J. Shillman and Anthony Sun to serve as Directors for a term of three years. Jerald Fishman, William Krivsky, and Reuben Wasserman continued as Directors after the meeting. In addition, the Stockholders approved the Cognex Corporation 1998 Non-Employee Director Stock Option Plan and the Cognex Corporation 1998 Stock Incentive Plan. The 37,011,878 shares represented at the meeting voted as follows. The election of Robert J. Shillman as Director: 36,569,491 votes for and 442,387 votes withheld; the election of Anthony Sun as
         Director: 36,538,318 votes for and 473,560 votes withheld; the approval of the Cognex Corporation 1998 Non-Employee Director Stock Option Plan: 23,138,870 votes for, 7,264,763 votes against, 136,856 votes abstained, and 6,471,389 no votes; the approval of the Cognex Corporation 1998 Stock Incentive Plan: 21,065,041 votes for, 9,355,889 votes against, 119,559 votes abstained, and 6,471,389 no votes.

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




DATE:   August 7, 1998                 COGNEX CORPORATION



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