Form 10-Q
period 1998-10-04
COGNEX CORP
filed 1998-11-13
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 1998 or
                                           ---------------

 _ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ____________ to ____________



                         COMMISSION FILE NUMBER 0-17869
                                                -------

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

     As of November 1, 1998, there were 40,046,428 shares of Common Stock, $.002 par value, of the registrant outstanding.

                            Total number of pages: 15
                       Exhibit index is located on page 14
================================================================================

                                      INDEX

   PART I     FINANCIAL INFORMATION

   Item 1.    Financial Statements
              Consolidated Statements of Income for the three and nine months ended October 4, 1998 and September 28, 1997
              Consolidated Balance Sheets at October 4, 1998 and December 31,
               1997
              Consolidated Statement of Stockholders' Equity for the nine months ended October 4, 1998
              Consolidated Statements of Cash Flows for the nine months ended
               October 4, 1998 and September 28, 1997
              Notes to Consolidated Financial Statements

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

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

              Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       OCTOBER 4,    SEPTEMBER 28,   OCTOBER 4,  SEPTEMBER 28,
                                                                          1998           1997           1998         1997
                                                                       ----------    -------------   ----------  -------------
                                                                              (UNAUDITED)                 (UNAUDITED)
Revenue .........................................................       $ 24,659        $43,936       $96,751       $108,350

Cost of revenue .................................................          8,277         11,460        28,678         29,095
                                                                        --------        -------       -------       --------

Gross margin ....................................................         16,382         32,476        68,073         79,255

Research, development and engineering expenses ..................          6,440          5,717        18,695         16,242

Selling, general and administrative expenses ....................          8,937          9,668        28,199         26,003

Charge for acquired in-process technology .......................          2,100          3,115         2,100          3,115
                                                                        --------        -------       -------       --------

Income (loss) from operations ...................................         (1,095)        13,976        19,079         33,895

Investment income ...............................................          1,598          1,573         5,117          4,150

Other income ....................................................            148            195           484            524
                                                                        --------        -------       -------       --------

Income before income taxes ......................................            651         15,744        24,680         38,569

Income tax provision (benefit) ..................................           (300)         4,803         6,670         11,765
                                                                        --------        -------       -------       --------

Net income ......................................................       $    951        $10,941       $18,010       $ 26,804
                                                                        ========        =======       =======       ========

Net income per share:
     Basic ......................................................       $    .02        $   .26       $   .44       $    .65
                                                                        ========        =======       =======       ========
     Diluted ....................................................       $    .02        $   .24       $   .42       $    .60
                                                                        ========        =======       =======       ========

Weighted-average common and common equivalent
     shares outstanding:
     Basic ......................................................         40,559         41,489        41,269         41,191
                                                                        ========        =======       =======       ========
     Diluted ....................................................         42,916         45,149        43,052         44,632
                                                                        ========        =======       =======       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             OCTOBER 4,     DECEMBER 31,
                                                                                1998            1997
                                                                            -----------     ------------
                                                                            (unaudited)
ASSETS
Current assets:
      Cash and investments ...........................................       $ 154,381        $ 178,014
      Accounts receivable, less reserves of $2,495 and $1,940 in 1998
       and 1997, respectively ........................................          20,953           25,095
      Revenue in excess of billings ..................................           3,305            3,723
      Inventories ....................................................          11,227            7,784
      Deferred income taxes ..........................................           3,996            3,453
      Prepaid expenses and other .....................................           7,337            5,937
                                                                             ---------        ---------

            Total current assets .....................................         201,199          224,006

Property, plant and equipment, net ...................................          34,723           32,995
Other assets .........................................................           3,947            3,462
Deferred income taxes ................................................           1,565            1,377
                                                                             ---------        ---------
                                                                             $ 241,434        $ 261,840
                                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...............................................       $   2,740        $   3,332
      Accrued expenses ...............................................          10,453           13,712
      Accrued income taxes ...........................................             476            2,684
      Customer deposits ..............................................           3,677            3,112
      Deferred revenue ...............................................           2,598            1,596
                                                                             ---------        ---------
            Total current liabilities ................................          19,944           24,436
                                                                             ---------        ---------

Other liabilities ....................................................           2,010            1,262

Stockholders' equity:
      Common stock, $.002 par value -
           Authorized: 120,000,000 shares, issued: 42,220,261 and
           41,859,395 shares in 1998 and 1997, respectively ..........              84               84
      Additional paid-in capital .....................................          94,811           91,082
      Cumulative translation adjustment ..............................             (54)              44
      Retained earnings ..............................................         164,378          146,368
      Treasury stock, at cost 2,203,340 and 103,139 shares in 1998 and
           1997, respectively
                                                                               (39,739)          (1,436)
                                                                             ---------        ---------
            Total stockholders' equity ...............................         219,480          236,142
                                                                             ---------        ---------
                                                                             $ 241,434        $ 261,840
                                                                             =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                                                      COMMON STOCK   ADDITIONAL CUMULATIVE             TREASURY STOCK      TOTAL
                                                 -------------------- PAID-IN  TRANSLATION RETAINED ------------------ STOCKHOLDERS'
                                                   SHARES   PAR VALUE CAPITAL  ADJUSTMENT  EARNINGS  SHARES     COST      EQUITY
                                                 ---------- --------- -------- ----------- -------- --------- -------- -------------
Balance at December 31, 1997 ................... 41,859,395    $84    $91,082    $ 44     $146,368  103,139   $ (1,436) $ 236,142

 Issuance of common stock under stock option and
     stock purchase plans ......................    360,866             2,260                                               2,260
 Tax benefit from exercise of stock options ....                        1,469                                               1,469
 Common stock received for payment of
     stock option exercises ....................                                                        2,001      (50)       (50)
 Repurchase of common stock ....................                                                    2,098,200  (38,253)   (38,253)
 Translation adjustment ........................                                  (98)                                        (98)
 Net income ....................................                                            18,010                         18,010
                                                 ----------    ---    -------    ----     --------  --------- --------  ---------
Balance at October 4, 1998 (unaudited) ......... 42,220,261    $84    $94,811    $(54)    $164,378  2,203,340 $(39,739) $ 219,480
                                                 ==========    ===    =======    ====     ========  ========= ========  =========


   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                NINE MONTHS ENDED
                                                                           OCTOBER 4,     SEPTEMBER 28,
                                                                              1998            1997
                                                                           ----------     -------------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
      Net income ...................................................       $  18,010        $  26,804
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .............................           6,599            5,495
         Tax benefit from exercise of stock options ................           1,469            5,940
         Charge for acquired in-process technology .................           2,100            3,115
         Deferred income tax provision .............................            (731)             (29)
         Change in other current assets and current liabilities ....          (4,914)         (13,326)
         Other .....................................................              77              145
                                                                           ---------        ---------

      Net cash provided by operating activities ....................          22,610           28,144
                                                                           ---------        ---------

Cash flows from investing activities:
      Purchase of investments ......................................         (54,525)         (59,031)
      Maturity of investments ......................................          63,075           28,019
      Purchase of property, plant and equipment ....................          (6,403)          (8,248)
      Cash paid for technology acquisitions ........................          (2,864)          (2,999)
                                                                           ---------        ---------
      Net cash used in investing activities ........................            (717)         (42,259)
                                                                           ---------        ---------

Cash flows from financing activities:
      Issuance of common stock under stock option and stock purchase
       plans .......................................................           2,210            4,112
      Repurchase of common stock ...................................         (38,253)
                                                                           ---------        ---------
      Net cash provided by (used in) financing activities ..........         (36,043)           4,112

Effect of exchange rate changes on cash ............................             302              180
                                                                           ---------        ---------

Net decrease in cash and cash equivalents ..........................         (13,848)          (9,823)
Cash and cash equivalents at beginning of period ...................          38,198           48,423
                                                                           ---------        ---------
Cash and cash equivalents at end of period .........................          24,350           38,600
Investments ........................................................         130,031          115,443
                                                                           ---------        ---------
Cash and investments ...............................................       $ 154,381        $ 154,043
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

          In the opinion of the management of Cognex Corporation, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position at October 4, 1998, and the results of operations for the three and nine months ended October 4, 1998, and changes in stockholders' equity and cash flows for the nine months ended October 4, 1998.

          The results disclosed in the Consolidated Statements of Income for the three and nine months ended October 4, 1998 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

INVENTORIES

Inventories consist of the following:

(In thousands)                       OCTOBER 4,   DECEMBER 31,
                                        1998          1997
                                    -----------   ------------
                                    (UNAUDITED)
Raw materials...................     $  6,159       $  4,425
Work-in-process.................        2,039          1,355
Finished goods..................        3,029          2,004
                                     --------       --------
                                     $ 11,227       $  7,784
                                     ========       ========

                               COGNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME PER SHARE

Net income per share is calculated as follows:

(In thousands)                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           OCTOBER 4,   SEPTEMBER 28,  OCTOBER 4,  SEPTEMBER 28,
                                                             1998           1997         1998          1997
                                                           ----------   -------------  ----------  -------------
                                                                 (UNAUDITED)                   (UNAUDITED)

Net income ...........................................       $   951       $10,941       $18,010       $26,804
                                                             =======       =======       =======       =======
BASIC:
    Weighted-average common shares
       outstanding ...................................        40,559        41,489        41,269        41,191
                                                             =======       =======       =======       =======
     Net income per common share .....................       $   .02       $   .26       $   .44       $   .65
                                                             =======       =======       =======       =======
DILUTED:
    Weighted-average common shares outstanding
                                                              40,559        41,489        41,269        41,191
     Effect of dilutive securities:
         Stock options ...............................         2,357         3,660         1,783         3,441
                                                             -------       -------       -------       -------
     Weighted-average common and common
         equivalent shares outstanding ...............        42,916        45,149        43,052        44 632
                                                             =======       =======       =======       =======

     Net income per common and common
         equivalent share ............................       $   .02       $   .24       $   .42       $   .60
                                                             =======       =======       =======       =======


     COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be shown in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income consists of foreign currency translation adjustments. Comprehensive income totaled $968,000 and $17,912,000 for the three and nine months ended October 4, 1998 and $10,961,000 and $26,791,000 for the three and nine months ended September 29, 1997.

     STOCK REPURCHASE PROGRAM

     On April 21, 1998, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock. A total of 882,000 shares were repurchased through May 27, 1998 amounting to $19,936,694 which completed the Company's repurchases under this program. On June 3, 1998, the Board authorized the repurchase of up to an additional 1,500,000 shares of the Company's common stock. As of October 4, 1998, 1,216,200 shares have been repurchased under this second program amounting to $18,316,708. Such repurchases are part of the Company's ongoing program to replenish shares used for the granting of stock options and are made from time to time in the open market or in private transactions depending upon acceptable price levels and the availability of shares. Funds for the repurchases come from the Company's existing cash and investment balances along with cash generated from operations.

                               COGNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ACQUISITION OF ALLEN BRADLEY TECHNOLOGY

     On July 28, 1998, the Company signed a definitive agreement to form a global relationship with Rockwell Automation. Under the agreement, the Company paid cash for certain technologies of Rockwell Automation's Allen Bradley machine vision business and became the preferred supplier of machine vision products to Rockwell Automation's customers worldwide.

     The acquired technology was valued using a risk-adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. This analysis resulted in an allocation of $2,100,000 to in-process technology which had not reached technological feasibility and had no alternative future use, and accordingly, was expensed immediately.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Revenue for the three-month and nine-month periods ended October 4, 1998 totaled $24,659,000 and $96,751,000, respectively, compared to $43,936,000 and $108,350,000 for the same periods in 1997, representing a 44% decrease for the three-month period and an 11% decrease for the nine-month period. The Company's results continue to be impacted by a worldwide slowdown in the semiconductor and electronics industries. This slowdown has resulted in a reduction in capital spending by manufacturers in these industries which is an important source of revenue for the Company.

     The decrease in revenue of $19,277,000, or 44%, for the three-month period is due to decreased volume from both the Company's Original Equipment Manufacturer (OEM) customers and end user customers. Sales to OEM customers, most of whom make capital equipment used by manufacturers in the semiconductor and electronics industries, decreased $16,894,000, or 56%, from the third quarter of 1997. In addition, sales to end user customers, some of whom manufacture products in the semiconductor and electronics industries, decreased $2,383,000, or 17%, from the third quarter of 1997.

     The decrease in revenue of $11,599,000, or 11%, for the nine-month period is due primarily to decreased volume from the Company's OEM customers. Sales to OEM customers decreased $16,420,000, or 22%, from the prior year. Sales to end user customers, however, increased $4,821,000, or 14%, from the prior year as a result of additional sales and marketing resources serving customers in this market, as well as sales of Fine-Line products which the Company acquired from Mayan Automation, Inc. in a purchase transaction on July 31, 1997. However, the increased end user sales achieved in the first two quarters of 1998 was partially offset by decreased volume to end user customers in the semiconductor and electronics industries in the third quarter.

     The Company anticipates that its results for the next several quarters will continue to be impacted by the worldwide slowdown in the semiconductor and electronics industries. Accordingly, the Company anticipates that revenue may be sequentially flat over the next several quarters.

     Gross margin as a percentage of revenue for the three-month and nine-month periods ended October 4, 1998 was 66% and 70%, respectively, compared to 74% and 73% for the same periods in 1997. The decrease in gross margin as a percentage of revenue is due primarily to the impact of lower sales volume in 1998, as well as higher service costs as the Company builds its worldwide service and support team. Gross margin as a percentage of revenue is expected to remain at its current level for the next several quarters.

     Research, development and engineering expenses for the three-month and nine-month periods ended October 4, 1998 totaled $6,440,000 and $18,695,000, respectively, compared to $5,717,000 and $16,242,000 for the same periods in 1997, representing a 13% increase for the three-month period and a 15% increase for the nine-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs, as well as higher outside service costs, to support the Company's continued investment in the research and development of new and existing products. Expenses as a percentage of revenue were 26% and 19% for the three-month and nine-month periods in 1998, compared to 13% and 15% for the same periods in 1997. The increase in expenses as a percentage of revenue is due primarily to the lower revenue base in 1998. The Company intends to continue its product development efforts, and therefore, the level of research, development and engineering expenses as a percentage of revenue is expected to remain at its current level for the next several quarters.

     Selling, general and administrative expenses for the three-month and nine-month periods ended October 4, 1998 totaled $8,937,000 and $28,199,000, respectively, compared to $9,668,000 and $26,003,000 for the same periods in 1997, representing an 8% decrease for the three-month period and an 8% increase for the nine-month period. The decrease in aggregate expenses for the three-month period is due primarily to the cost-containment measures the Company has taken during the third quarter of 1998 which include the elimination of employee bonuses and a reduction in certain employee benefit expenses. The increase in aggregate expenses for the nine-month period is due primarily to higher personnel-related costs in the first two quarters of 1998, both domestically and internationally, to support the Company's expanding worldwide operations. Expenses as a percentage of revenue were 36% and 29% for the three-month and nine-month periods in 1998, compared to 22% and 24% for the same periods in 1997. The increase in expenses as a percentage of revenue is due primarily to the lower revenue base in 1998. Certain cost-containment measures implemented during the third quarter of 1998, including the elimination of employee bonuses, will not have as significant an impact on the Company's future results as they did in the third quarter, and therefore, the level of selling, general and administrative expenses as a percentage of revenue may increase in the fourth quarter of 1998.

     On July 28, 1998, the Company signed a definitive agreement to form a global relationship with Rockwell Automation. Under the agreement, the Company paid cash for certain technologies of Rockwell Automation's Allen Bradley machine vision business and became the preferred supplier of machine vision products to Rockwell Automation's customers worldwide.

     The acquired technology was valued using a risk-adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. This analysis resulted in an allocation of $2,100,000 to in-process technology which had not reached technological feasibility and had no alternative future use, and accordingly, was expensed immediately.

     The Company expects to invest additional development efforts related to the in-process technology to add or improve functionality, increase hardware performance, and conform and integrate the technology to the Company's product standards. These expenditures are expected to be paid out through 1999 with anticipated funding from cash flow generated from operations and are not expected to significantly impact the planned level of research and development expenditures.

     Investment income for the three-month and nine-month periods ended October 4, 1998 totaled $1,598,000 and $5,117,000, respectively, compared to $1,573,000 and $4,150,000 for the same periods in 1997, representing a 2% increase for the three-month period and a 23% increase for the nine-month period. The increase in investment income is due primarily to a higher average invested cash balance in 1998.

     The Company's use of tax-free investments reduced its effective tax rate for 1998 to 27.0%. The year-to-date benefit of this reduced rate was recorded during the third quarter of 1998. The Company's effective tax rate was 30.5% in 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements during the nine-month period ended October 4, 1998 were met through cash generated from operations along with existing cash and investments balances. Cash and investments decreased $23,633,000 from December 31, 1997 primarily as a result of $38,253,000 of cash used to repurchase the Company's common stock and $6,403,000 of capital expenditures, partially offset by $22,610,000 of cash generated from operations.

     Capital expenditures for the nine-month period ended October 4, 1998 totaled $6,403,000 and consisted primarily of expenditures for computer hardware and software, as well as expenditures for furniture and fixtures primarily related to the occupancy of the 50,000 square-foot expansion of the Company's corporate headquarters and expenditures for leasehold improvements related to a new office in Japan.

     On April 21, 1998, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock. A total of 882,000 shares were repurchased through May 27, 1998 amounting to $19,937,000 which completed the Company's repurchases under this program. On June 3, 1998, the Board authorized the repurchase of up to an additional 1,500,000 shares of the Company's common stock. As of October 4, 1998, 1,216,200 shares have been repurchased under this second program amounting to $18,317,000. Funds for the repurchases come from the Company's existing cash and investment balances along with cash generated from operations.

     The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1999, including the Company's stock repurchase program and potential business acquisitions.

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

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro, making the euro their common legal currency on that date. Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency.

     The Company is currently evaluating the business implications of conversion to the euro, including technical adaption of the information technology and other systems to accommodate euro-denominated transactions, long-term competitive implications of the conversions, and the effect on market risk with respect to financial instruments. At this time, the Company has not completed its assessment of the impact of the conversion.

     YEAR 2000 UPDATE

     The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 issue." It is the belief of management that we have a prudent plan in place to address these issues within our Company and our supply chain. The components of our plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; and an evaluation of product sold by the Company to customers as to the ability of the product to work properly after the turn of the century.

     INTERNAL SYSTEMS

     The process the Company is following to achieve Year 2000 compliance for internal systems is as follows:

     1.  Develop an inventory of all internal systems
     2.  Determine the Year 2000 compliance status of each internal system
     3. Prioritize the importance of Year 2000 compliance for each internal system
     4. Determine the method to be used to achieve compliance (modify, replace, cease use)
     5.  Complete the planned action
     6.  Test the system

     The initial inventory, compliance status, and prioritization of all internal systems in use throughout the Company has been completed. We have identified five internal systems that are used for business transaction processing as being critical to the uninterrupted operation of the business. Of these five systems, our initial assessment indicates that three are Year 2000 compliant. We are on schedule to have the remaining two systems Year 2000 compliant by June 30, 1999 through vendor-provided upgrades and enhancements. In addition, we have completed an initial assessment of our technology infrastructure (servers, networks, phone systems) and plan to have all items remediated, replaced, or decommissioned by June 30, 1999.

     VENDORS

     The Company has initiated a program to survey the Year 2000 readiness of its major vendors. We have sent letters to over 250 vendors outlining our approach towards the Year 2000 issue and asking for either their certification that their product is Year 2000 compliant or their commitment to resolve any issues they may have. We have identified vendors we view as critical to our business. We have defined a critical vendor as one who's inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for our product. To date, we have received responses from approximately 150 vendors who have either certified that their product is Year 2000 compliant or have provided a compliance plan. The remaining critical vendors will be contacted by the senior management member responsible for the business relationship and will be requested to respond to the Company's Year 2000 letter. The majority of the vendors who have not yet responded to the Company's letter are considered non-critical vendors.

     PRODUCTS

     The Company is in the process of testing all Cognex vision hardware and software products for Year 2000 compliance. Based on its current level of analysis and testing, the Company believes it is unlikely that a Year 2000 problem will occur because Cognex boards do not provide hardware support for tracking calendar dates. In addition, none of the Company's core vision functionality is date sensitive or dependent. However, customer developed application code built on top of Cognex vision tools, such as results logging, may be vulnerable to a Year 2000 problem. Upon completion of product testing, remediation will be implemented, if necessary, to meet the requirements of the Year 2000 transition.

     COSTS

     Costs incurred in the Company's Year 2000 compliance effort are expensed as incurred and funded with cash generated from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for product development and systems maintenance.

     RISKS AND CONTINGENCY PLAN

     Although we believe we are taking prudent action related to the identification and resolution of issues related to the Year 2000, our assessment is still in progress. We may never be able to know with certainty whether certain critical vendors are compliant, especially those outside the United States. Failure of critical vendors to make their computer systems Year 2000 compliant could result in delaying deliveries of products and services to the Company. If such delays are extended, they could have a material adverse effect on the Company's business.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have material impact of the Company's result of operations, liquidity, or financial condition. The Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the completion of the Year 2000 compliance project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The Company continues to evaluate the risks associated with potential Year 2000 related failures. As we better understand the risks within our unique set of internal systems, business partners, and products, we will develop a formal contingency plan to alleviate the impact of high potential or serious failures. We anticipate having this contingency plan outlined by June 30, 1999. The components of this plan will likely include raw material and finished goods inventory levels, alternative vendors, and backup systems. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues related to internal systems, its vendors, its customers, and other parties.

     FORWARD-LOOKING STATEMENTS

     Certain statements made in this report (including statements made regarding the Year 2000 issue), as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company's continued ability to achieve significant international revenue; (4) capital spending trends by manufacturing companies; (5) inability to protect the Company's proprietary technology and intellectual property; (6) inability to attract or retain skilled employees; (7) technological obsolescence of current products and the inability to develop new products; (8) inability to respond to competitive technology and pricing pressures; and (9) reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company has filed a complaint in the United States District Court in Massachusetts against the Lemelson Medical, Education, and Research Foundation, Limited Partnership. The Company is seeking a declaration that various patents which are claimed to cover "machine vision" and which were assigned to the Lemelson Foundation by the late Jerome H. Lemelson, are invalid, are unenforceable, and are not infringed by either Cognex or by any users of Cognex products. In addition, the Company is seeking recovery of attorney's fees.

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

DATE: November 13, 1998         COGNEX CORPORATION


                                /s/ John J. Rogers, Jr.
                                ---------------------------
                                John J. Rogers, Jr.
                                Executive Vice President, Chief Financial
                                Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)