Form 10-K
period 1998-12-31
COGNEX CORP
filed 1999-03-26
CIK 851205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
to                                                  ----------------------
   --------------------------

                         COMMISSION FILE NUMBER 0-17869
                                                -------

                               COGNEX CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       MASSACHUSETTS                     04-2713778
            ------------------------------------   ----------------------
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)           Identification No.)


                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
           ------------------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)



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

          Yes     X                                     No
             ---------                                    --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 28, 1999: $1,008,663,000

                 $.002 par value common stock outstanding as of
                      February 28, 1999: 40,346,520 shares

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 1999 Annual Meeting of Stockholders to be held on April 27, 1999, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on page 18.

================================================================================

                       COGNEX CORPORATION ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


                                      INDEX


   PART I
   ITEM 1.      BUSINESS
   ITEM 2.      PROPERTIES
   ITEM 3.      LEGAL PROCEEDINGS
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ITEM 4A. EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

   PART II
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   ITEM 6.      SELECTED FINANCIAL DATA
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

   PART III
   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   ITEM 11.     EXECUTIVE COMPENSATION
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   PART IV
   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                   PART I

   The Company's results are subject to certain risks and uncertainties. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from current results and actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to considerations described in the section captioned "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 18 of the Annual Report to Stockholders for the year ended December 31, 1998, which is Exhibit 13 hereto, and is incorporated herein by reference, as well as considerations included in other documents filed with the Securities and Exchange Commission.

   ITEM 1.  BUSINESS

   CORPORATE PROFILE

        Cognex(R) Corporation ("Cognex" or the "Company," each of which term includes, unless the context indicates otherwise, Cognex Corporation and its subsidiaries) was incorporated in Massachusetts in 1981. Its principal executive offices are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.
        The Company designs, develops, and markets machine vision systems that are used to automate a wide range of manufacturing processes where vision is required. Cognex machine vision systems consist of two primary elements: a computer, which serves as a "machine vision engine," and software that processes and analyzes images. When connected to a video camera, the machine vision system captures images and extracts information, which determines appropriate action for other equipment in the manufacturing process.
        Machine vision systems are used in a variety of industries including the semiconductor, electronics, automotive, consumer products, metals, plastics, and paper industries. Machine vision is important for applications in which human vision is inadequate due to fatigue, visual acuity, or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor and improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size of items being manufactured.

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

     IDENTIFICATION
     --------------
     What is it?           Identifying an object by analyzing     Identifying the serial number on an automotive
                           its shape or by reading a serial       airbag so that it can be tracked and processed
                           number.                                correctly through manufacturing.

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

   THE MACHINE VISION MARKET

        The machine vision market consists of two customer types: original equipment manufacturers (OEMs) and end users. OEMs are companies that build standard products sold as capital equipment for end users on the factory floor. These customers, most of which are in the semiconductor and electronics industries, have the technical expertise to build Cognex's programmable, board-level machine vision systems directly into their products which are then sold to end users.
        End users are companies that manufacture products, such as radios, telephones, ball-point pens, metals, and paper. While they may purchase capital equipment containing machine vision or hire a system integrator to build an inspection system, many end users choose to purchase machine vision directly for specific applications on their production lines. Unlike OEMs and system integrators, these customers typically have little or no computer programming or machine vision experience.
        System integrators are companies that create complete, automated inspection solutions for end users on the factory floor. For example, they combine lighting, conveyors, robotics, machine vision, and other components to produce custom inspection systems for various applications. Because system integrators encounter a broad range of automation problems, they purchase a variety of Cognex products, from general-purpose systems to application-specific systems tailored to solve particular manufacturing tasks. The Company includes system integrators in its definition of end users.

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

        Emphasizing high value-added products and applications is important to the Company's strategy because not every segment of the machine vision market offers opportunity for sustained profitability. High value-added is realized in the Company's products in several ways. The primary value-added is derived from offering unique vision software algorithms which solve challenging problems better than competing products. The other major mode of realizing high value-added is by offering products which are complete solutions to known problems, incorporating all of the necessary vision software, applications software, hardware, and electro-optics. Both modes of realizing high value-added require the Company to maintain an industry-leading level of investment in research, development, and engineering.
        Within the factory automation market, the Company has tailored its product offerings to match the characteristics of its two customer types:
   OEMs and end users. Historically, OEMs have been the source of the majority of the Company's sales. However, the Company believes that end users have the potential in the long term to generate more sales than OEMs. Consequently, the Company has invested in developing and acquiring products which meet the needs of end users and in developing a strong worldwide direct sales and support infrastructure. The Company will continue to invest in both customer types, defending its strong position in the OEM market while expanding in the end user market.
         The Company has historically pursued a global business strategy, investing in building a strong direct presence in North America, Japan, Europe, and Southeast Asia. In 1998, approximately 63% of the Company's revenue came from customers based outside of the United States. In all of these regions, the Company is acknowledged to be a leading machine vision supplier. The Company intends to continue to invest in the expansion of direct sales and support in these regions.
        The factory automation market for machine vision is comprised of many market niches defined by differing application requirements, industries, and cost/performance criteria. The Company's business strategy includes selective expansion into other industrial machine vision applications through the internal development of new products and the acquisition of companies and technologies. The Company's acquisitions to date include Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification; Isys Controls, Inc., a developer of high-performance machine vision systems for high-speed surface inspection; Mayan Automation, Inc., a developer of intelligent camera-based machine vision systems for surface inspection; and certain technology of Rockwell Automation's Allen-Bradley machine vision business, which supplied machine vision systems to end users.

   PRODUCTS

        The Company designs, develops, and markets a wide range of machine vision products. These products include modular vision systems that are used to control the manufacturing of discrete items, such as semiconductor chips, cellular phones, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing process. The Company's product offerings also include surface inspection vision systems that are used to inspect surfaces of materials that are manufactured in a continuous fashion, such as plastics, metals, and paper, to ensure that there are no flaws or defects on the surfaces.
        Machine vision systems sold by the Company are defined as either general-purpose or application-specific products. General-purpose systems enable customers to solve a wide range of problems by selecting the tools necessary to solve their vision problem from the Company's vision software library, and then configuring their solution by utilizing a programmable language or point-and-click interface. Application-specific systems are "packaged" combinations of software and hardware that are designed to solve targeted problems without any customization by the Company or its customers.

        GENERAL-PURPOSE SYSTEMS
        Vision Software Library
        The Company offers an extensive library of machine vision software which includes both low-level image processing software and high-level image analysis tools. The image processing software prepares the image for accurate analysis and the image analysis tools extract information about the image to locate, measure, and identify objects, characters, and codes. In 1997, the Company introduced PatMaxTM, a pattern location tool that can locate with very high accuracy objects that vary in size and orientation or whose appearance is degraded. In 1998, the Company introduced PatInspectTM, a vision software tool that combines high-accuracy part location and defect detection capabilities in a single vision operation and detects flaws along the edges or boundary regions of objects.
        MVS-8000 product family
        In 1998, the Company introduced its next generation of vision systems (programmable in C++ language), the MVS-8000 product family, which combines Cognex's unique algorithms with Intel's new MMX instruction set. Prior to this introduction, all of the Company's software ran only on its own proprietary hardware which was based on the Motorola 68k line of microprocessors. For host-based processing, the MVS-8100 Series features a PCI bus-mastering frame grabber for high-speed image transfer from the video camera to the host PC for processing and display. For embedded processing, the MVS-8200 Series of embedded CPU vision systems enable all vision processing to occur on-board, freeing the PC to perform other tasks. The MVS-8000 product family features Cognex's new Object Manager Interface (OMI), which provides a graphical interface to each tool in the Cognex vision software library.
        The MVS-8000 product family is sold primarily to OEMs located in North America and Japan who integrate the vision systems into manufacturing equipment for the semiconductor and electronics industries. These vision systems are also sold to system integrators located principally in North America, Japan, Europe, and Southeast Asia who integrate the vision systems into manufacturing equipment for the factory floor in industries ranging from automotive to consumer products.
        Checkpoint product family
        The Checkpoint(R) product family is designed for customers with little or no computer programming or machine vision experience. Checkpoint combines the Company's existing vision software and standard vision hardware platforms with a unique Microsoft Windows-based graphical user interface (GUI). Customers utilize pull-down menus and dialog boxes in the GUI to create customized vision applications. This easy-to-use, point-and-click programming environment enables the developer to focus on tasks associated with solving the overall vision application, freeing the developer from the detail and complexity of a programming language.
        Checkpoint is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries, such as manufacturers of medical devices, automotive parts, disposable consumer goods, and electronic components. Although the application environment is designed for customers with little or no computer programming or machine vision experience, deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines.
        Other General-Purpose Systems
        The Company continues to offer vision systems (programmable in C language) that run on its own proprietary hardware including the Cognex 4000 Series which plugs directly into a VME backplane, as well as the Cognex 5000 Series which run on the PC.

        APPLICATION-SPECIFIC SYSTEMS
        The Company also offers a variety of application-specific systems that combine Cognex hardware and software to create a solution that is tailored to the particular requirements of certain vision applications. These products are sold to OEMs and end users worldwide. A partial list of application-specific systems is as follows:
        Surface Mount Device Placement Guidance Package (SMD/PGP), when coupled with a Cognex 4000, 5000, or 8000 Series vision system, quickly and accurately locates fiducial marks on printed circuit boards for alignment, inspects the quality of surface mount devices, and then guides the placement of those devices onto printed circuit boards.
        acuReader/Optical Character Recognition (OCR) reads degraded serial numbers from semiconductor wafers with near 100% accuracy.
        acuReader/2D locates and decodes two-dimensional matrix codes. The two-dimensional codes are used as alternative marks for identifying wafers, integrated circuit packages, liquid crystal display (LCD) panels, pharmaceutical packages, and for small parts tracking applications.
        Ball Grid Array (BGA) Inspection Package inspects BGA devices for missing, misplaced, or improperly formed solder balls.
        Fiducial Finder II locates fiducial or alignment marks on printed circuit boards for automatic printed circuit board alignment.
        DisplayInspect software inspects the small, high resolution displays commonly found on cellular phones, pagers, medical test instruments, and other electronic devices.
        iS High Performance Inspection Systems detect and classify defects in the most challenging surface inspection applications. iS systems are built from a family of hardware and software components which include proprietary line-scan cameras with motorized camera mounts, specialized lighting systems, ultra-high performance image processing boards, Unix workstations, and intelligent defect detection and classification software algorithms. iS systems can contain from one to sixty cameras and can be used to inspect webs up to 25 feet wide at speeds of up to 5,000 feet per minute. iS systems are primarily sold to producers of metals, specialized coated paper, and high-value non-woven materials.
        Fine-Line(TM) Intelligent Camera Systems are complete surface inspection devices packaged in a compact and rugged enclosure. Each camera contains a line-scan charge-coupled device (CCD) sensor, image digitizer, digital signal processor (DSP), custom hardware for pixel processing, surface inspection algorithms in firmware, and a CPU for control and communications. In addition to the camera, the Company provides a PC-based operator interface, specialized lighting components, supporting mechanical components, and power supply/control boxes to provide customers with a complete solution to their surface inspection applications. Fine-Line systems can be used in a single-camera, "stand-alone" fashion for simple, narrow web applications, or they can be installed in multi-camera configurations to view wider webs. Fine-Line systems are targeted primarily at the plastics, non-wovens, and converting markets.
        SmartView(TM) Modular Camera Network (MCN), introduced in 1998, detects, measures, and classifies defects on products made in continuous processes. SmartView systems have a drag-and-drop Windows NT-based interface with some of the features previously only associated with high-end systems. In addition to providing flexibility, the systems offers more power than its predecessor, the Fine-Line Intelligent Camera System, and has enabled the Company to expand into more complex applications, including the inspection of high-end plastics and non-wovens.

   RESEARCH, DEVELOPMENT, AND ENGINEERING

        The Company engages in research, development, and engineering (R, D & E) to enhance its existing products and to develop new products and functionality to meet market opportunities. In addition to internal research and development efforts, the Company intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. The Company considers its on-going efforts in R, D & E to be a key component of its strategy.
        At December 31, 1998, the Company employed 152 professionals in R, D & E, most of whom are software developers. The Company's R, D & E expenses totaled $24,662,000, $22,481,000, and $19,434,000, or 20%, 14%, and 16% of
   revenue, in 1998, 1997, and 1996, respectively.

   MANUFACTURING

        The majority of the Company's vision systems are manufactured at its Natick, Massachusetts headquarters. The Company's Natick manufacturing organization utilizes a turnkey manufacturing operation whereby the majority of component procurement, subassembly, final assembly, and initial testing are performed under agreement by third-party contractors. After the completion of initial testing, the third-party contractors deliver the products to the Company to perform final testing and assembly. The products provided by the third-party contractors are manufactured using specified components and assembly and test documentation created and controlled by the Company. Certain components purchased by the third-party contractors are presently available from a single source.
        The Company's iS High Performance Inspection systems are manufactured at its Alameda, California facility and its Fine-Line Intelligent Camera systems and SmartView Modular Camera Network systems are manufactured at its Montreal, Canada facility. The manufacturing processes at the Alameda and Montreal facilities consist of systems design, configuration management and control, component procurement, subassembly, integration and final test, quality control, shipment, and installation. Certain products are manufactured by third-party contractors using assembly and test documentation created and controlled by the Company. Certain components purchased by the third-party contractors are presently available from a single source.

   SALES AND SUPPORT

        The Company markets its products through a direct sales force in North America, and through a direct sales force and distributors in Japan, Europe, and Southeast Asia. The Company's distributors do not have any rights of return and payment for products is due upon delivery. Distributors generally have non-exclusive distribution rights and there may be more than one distributor per territory.
        At December 31, 1998, the Company's direct sales and service force consisted of 130 professionals, including sales and application engineers. The majority of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent possible volume purchases and long-term relationships. Opportunities that represent single-unit sales or turnkey system requirements are identified by the sales engineer and turned over to an independent system integrator or OEM that uses the Company's products. The Company sells to OEMs, many of whom have entered or are expected to enter into volume discount contracts with the Company. These contracts are typically for one year and have associated delivery schedules.
        Sales to international customers represented approximately 63%, 62%, and 55% of revenue in 1998, 1997, and 1996, respectively. One customer based in Japan, Fuji America Corporation, accounted for approximately 14%, 18%, and 11% of revenue in 1998, 1997, and 1996, respectively. Information about operating segments and geographic areas, as well as foreign currency and related risk may be found in the Notes to the Consolidated Financial Statements, appearing on page 37 and pages 24 through 26 of the Annual Report to Stockholders for the year ended December 31, 1998, which is Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.
        The Company's support offerings include vision solutions consulting services, technical support, educational services, and product services. The Company's vision solutions consulting services provides, for a fee, services which range from a specific piece of programmed functionality to a completely integrated machine vision application. The technical support group consists of a team of vision experts ready to respond to questions that may arise while customers are developing or deploying a Cognex machine vision application. The educational services group offers more than 50 different product courses which are held at its Customer Education Center in Natick, Massachusetts, and at certain of its worldwide offices, as well as at customer facilities when required. The product services group offers a variety of software and hardware maintenance programs that provide updates on the latest software releases and new software vision tools.

   PATENTS AND LICENSES

        Since the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, copyright, and trade secret protection to safeguard its competitive position. The Company has obtained 39 patents on various innovations in the field of machine vision technology and has over 100 pending patent applications. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. However, there can be no assurance that any of the above measures will be adequate to protect the proprietary technology of the Company. Effective patent, copyright, and trade secret protection may be unavailable in certain foreign countries.
        The Company's trademark portfolio includes various common-law and registered marks, including but not limited to Cognex(R) , Checkpoint(R) , PatMax(TM), PatInspect(TM), Fine-Line(TM), and SmartView(TM). In addition, the Company has sought and obtained a number of trademark registrations outside of the United States. All third-party brand names, service marks, and trademarks referenced in this document are the property of their respective owners.
        The Company's software products are primarily licensed to customers pursuant to a license agreement that restricts the use of the products to the customer's purposes on a designated Cognex machine vision engine. The Company has made portions of the source code available to certain customers under very limited circumstances and for restricted uses. If source code is released to a customer, the customer is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance.
        Numerous users of the Company's products have received notice of patent infringement from the Lemelson Medical, Educational, & Research foundation, Limited Partnership ("Partnership") alleging that their use of the Company's products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of the Partnership's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter.
        In July 1998, the Partnership filed a lawsuit against 26 semiconductor device manufacturers asserting infringement upon numerous Lemelson patents including certain machine vision patents. Several of the defendants are users of the Company's products that were purchased primarily from the Company's OEM customers whose equipment incorporate such products. As a result of this action and the continuing assertions against other current and potential Cognex customers, the Company decided to initiate action against the Partnership in order to preserve its right to sell machine vision products without the threat of legal action against the Company or its customers. Accordingly, on September 23, 1998, the Company filed a complaint against the Partnership seeking a declaration that Lemelson's machine vision patents are invalid, unenforceable, and not infringed by either Cognex or by any users of Cognex products. The complaint was served on the Partnership on October 14, 1998. It will likely be several years before a decision is rendered by the Court. The Company cannot predict the outcome of this litigation or any similar litigation that may arise in the future, or the effect of such litigation on the financial results of the Company. The Company does not believe its products infringe any valid and enforceable claims of Lemelson's patents. Furthermore, the Partnership has stated that it is not the Company's products that infringe Lemelson's patents, but rather the use of those products by the Company's customers.

   COMPETITION

        The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. Although the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are almost non-existent, primarily because of definitional confusion and a tendency toward double-counting of sales. The primary competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under real-world operating conditions, flexibility, programmability, and the availability of application support from the vendor. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to simpler guidance and gauging applications. The Company competes with the lower-cost, software-only solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its MVS-8000 product family.

   BACKLOG

        At December 31, 1998, the Company's backlog totaled $17,216,000, compared to $32,618,000 at December 31, 1997. Backlog reflects purchase orders for products scheduled for shipment within three months. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

   EMPLOYEES

        At December 31, 1998, the Company employed 575 persons, including 237 in sales, marketing, and support activities; 152 in research, development, and engineering; 73 in manufacturing and quality assurance; and 113 in information technology, finance, and administration. Of the Company's 575 employees, 168 are located outside of the United States. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

   ITEM 2:  PROPERTIES

        In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts which serves as its corporate headquarters. In 1997, the Company completed construction of a 50,000 square-foot addition to this building.
        In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently occupied with tenants who have lease agreements that expire at various dates through the year 2000, at which point, the Company may take occupancy of the building.
        In 1997, the Company purchased a three and one-half acre parcel of land situated on Vision Drive, adjacent to the Company's corporate headquarters. This land is anticipated to be used for future expansion.

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

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders through solicitation of proxies or otherwise.

   ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

        The following table sets forth the names, ages, and titles of the Company's executive officers at December 31, 1998:

   NAME                          AGE           TITLE
   ----                          ---           -----

   Robert J. Shillman            52            President, Chief Executive Officer, and Chairman of the
                                               Board of Directors
   Patrick Alias                 53            Executive Vice President, Worldwide Sales and Marketing
   Glenn Wienkoop                51            Executive Vice President, Chief Operating Officer


   Messrs. Shillman and Alias have been employed by the Company in their present or other capacities for no less than the past five years.

   Mr. Wienkoop joined the Company in 1997 as Executive Vice President of Subsidiary Operations and was promoted to Executive Vice President and Chief Operating Officer in January 1999. From 1975 to 1997, he served in a number of capacities, most recently as Executive Vice President and Division President at Measurex Corporation, a supplier of computer-integrated measurement, control, and information systems for continuous manufacturing processes.

   Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and the executive officers of the Company.

                      OTHER MEMBERS OF THE MANAGEMENT TEAM

   NAME                          AGE           TITLE
   ----                          ---           -----

   E. John McGarry               42            Vice President and General Manager - Portland Operations
   William Silver                45            Vice President and Chief Technology Officer

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

                                     PART II

   ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 42, and the section captioned "Company Information," appearing on page 43 of the Annual Report to Stockholders for the year ended December 31, 1998, which is
   Exhibit 13 hereto, and is incorporated herein by reference.
        The Company has never declared or paid cash dividends on shares of its common stock. The Company currently intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law, and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.

   ITEM 6:  SELECTED FINANCIAL DATA

        Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 19 of the Annual Report to Stockholders for the year ended December 31, 1998, which is Exhibit 13 hereto, and is incorporated herein by reference.

   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 12 through 18 of the Annual Report to Stockholders for the year ended December 31, 1998, which is Exhibit 13 hereto, and is incorporated herein by reference.

   ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Japan, Europe, and Southeast Asia. Historically, the Company has hedged currency exposures associated with certain intercompany payables denominated in local currencies and certain foreign currency revenue transactions. The goal of the Company's hedging activity is to offset the impact of currency fluctuations on certain local currency intercompany payables and foreign currency revenue transactions. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.
        Outstanding forward foreign exchange contracts in Japanese yen at December 31, 1998 mature within six months. Indicators as of February 1, 1999, show that the dollar is expected to strengthen against the yen by June 30, 1999, to approximately 128 yen/USD. The hypothetical gain in cash flows of these yen forward contracts is estimated to be $976,000 using these assumptions.
            The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at December 31, 1998 due to the short maturities of these instruments.
        The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available-for-sale. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1998, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.
        The following table (dollars in thousands) presents hypothetical changes in fair value in the Company's financial instruments at December 31, 1998 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points ("BP") and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities at December 31, 1998.

  ------------------------- ------------------------------- ---------------- ----------------------------------------
                            Valuation of securities given    No change in       Valuation of securities given an
      Type of security        an interest rate decrease     interest rates           interest rate increase
  ------------------------- ------------------------------- ---------------- ----------------------------------------
  ------------------------- -------------- ---------------- ---------------- -------------------- -------------------

                              (100 BP)         (50 BP)                            50 BP               100 BP
  ------------------------- -------------- ---------------- ---------------- -------------------- -------------------
  ------------------------- -------------- ---------------- ---------------- -------------------- -------------------
  Municipal obligations
  with contractual            $ 154,998       $ 156,016        $ 157,035          $ 158,054           $ 159,072
  maturities no greater
  than 3 years
  ------------------------- -------------- ---------------- ---------------- -------------------- -------------------

        A 50 BP move in the Federal Funds Rate has occurred in nine of the last 40 quarters. There has not been a 100 BP movement in the Federal Funds Rate in any of the last 40 quarters.

   ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item, which includes the consolidated financial statements and notes thereto, report of independent accountants, and supplementary data, may be found on pages 19 through 42 of the Annual Report to Stockholders for the year ended December 31, 1998, which is Exhibit 13 hereto, and is incorporated herein by reference.

   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting or financial disclosure during 1998 or 1997.

                                    PART III

   ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1999 Annual Meeting of Stockholders to be held on April 27, 1999. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant," appearing in Part I of this Annual Report on Form 10-K.

   ITEM 11:  EXECUTIVE COMPENSATION

        Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1999 Annual Meeting of Stockholders to be held on April 27, 1999. Such information is incorporated herein by reference.

   ITEM 12:  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 1999 Annual Meeting of Stockholders to be held on April 27, 1999. Such information is incorporated herein by reference.

   ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

                                     PART IV

   ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   (1)    Financial Statements
                The following consolidated financial statements of Cognex
                Corporation and the report of independent accountants relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is
                Exhibit 13 hereto, and is incorporated herein by reference:

                   Report of Independent Accountants

                   Consolidated Statements of Income for the years ended
                      December 31, 1998, 1997, and 1996

                   Consolidated Balance Sheets at December 31, 1998 and 1997

                   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

                   Consolidated Statements of Cash Flows for the years ended
                      December 31, 1998, 1997, and 1996

                Notes to Consolidated Financial Statements

         (2)    Financial Statement Schedule
                Included at the end of this report are the following:
                   Report of Independent Accountants on the Financial Statement Schedule
                   Schedule II - Valuation and Qualifying Accounts
                Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.
         (3)    Exhibits
                The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index appearing on page 18, immediately preceding such Exhibits.

   (b)          Reports on Form 8-K
                There were no Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COGNEX CORPORATION

                              /s/ Robert J. Shillman
                              ----------------------
                              Robert J. Shillman
                              (President, Chief Executive Officer,
                              and Chairman of the Board of Directors)
                              March 26, 1999

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

   Signature                              Title                                              Date
   ---------                              -----                                              ----
   /s/ Robert J. Shillman                 President, Chief Executive Officer,                March 26, 1999
   -------------------------------        and Chairman of the Board of Directors
   Robert J. Shillman                     (principal executive and financial and
                                          accounting officer)


   /s/ Jerald Fishman                     Director                                           March 26, 1999
   -------------------------------
   Jerald Fishman

   /s/ William Krivsky                    Director                                           March 26, 1999
   -------------------------------
   William Krivsky

   /s/ Anthony Sun                        Director                                           March 26, 1999
   -------------------------------
   Anthony Sun

   /s/ Rueben Wasserman                   Director                                           March 26, 1999
   -------------------------------
   Rueben Wasserman

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Cognex Corporation:

        Our audits of the consolidated financial statements referred to in our report dated January 26, 1999 in the 1998 Annual Report to Stockholders of Cognex Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
January 26, 1999

                                                                     SCHEDULE II

                               COGNEX CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                   ADDITIONS
                                                           -------------------------

                                               BALANCE AT   CHARGED TO   CHARGED TO                       BALANCE
   DESCRIPTION                                 BEGINNING    COSTS AND     OTHER                           AT END
                                               OF PERIOD    EXPENSES     ACCOUNTS       DEDUCTIONS       OF PERIOD
---------------------------------------------- ---------    --------     --------    -----------------   ---------

   Allowance for Doubtful Accounts
----------------------------------------------
     1998                                        $1,940      $ 1,245           -     $   (602)(a)        $   2,583

     1997                                           968        1,268           -         (296)(a)            1,940

     1996                                           709          542           -         (283)(a)              968



   Reserve for Inventory Obsolescence
----------------------------------------------
     1998                                        $1,873      $   992           -     $     (5)(b)        $   2,860

     1997                                         2,273          278                     (678)(b)            1,873

     1996                                           541        4,361           -       (2,629)(b)            2,273

   (a) Specific write-offs
   (b) Specific dispositions

                                              EXHIBIT INDEX

        EXHIBIT
         NUMBER
        =======
            2 Agreement and Plan of Merger dated as of February 29, 1996 among Cognex Corporation, Cognex Software Development, Inc., Isys Controls, Inc., and Richard Rombach (incorporated by reference to Exhibit 2 to the Report on Form 8-K filed on March 15, 1996)

           3A Articles of Organization of the Company effective January 8, 1981, as amended June 8, 1982, August 19, 1983, May 15, 1984,
                April 17, 1985, November 4, 1986, and January 21, 1987 (incorporated by reference to Exhibit 3A to the Registration Statement Form S-1 [Registration No. 33-29020])

           3B Restated Articles of Organization of the Company effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25,
                1995, and April 23, 1996 (filed as Exhibit 3B to the Company's Annual Report of Form 10-K for the year ended December 31, 1996)

           3C   By-laws of the Company as amended February 9, 1990 (filed as
                Exhibit 3C to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

            4 Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement Form S-1 [Registration No. 33-29020])

          10A Cognex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registration Statement Form S-8 [Registration No. 33-32815])

          10B   Cognex Corporation 1992 Director Stock Option Plan (filed as
                Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1992) Cognex Corporation 1993 Director Stock Option Plan (filed as Exhibit 10J to the Company's Annual

          10C   Cognex Corporation 1993 Director Stock Option Plan (filed as
                Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

          10D Cognex Corporation 1993 Employee Stock Option Plan, as amended May 28, 1996 (incorporated by reference to Exhibit 4A to the Registration Form S-8 [Registration No. 333-4621])

          10E Cognex Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement Form S-8 [Registration No. 333-2151])

          10F Amendment to the Cognex Corporation 1993 Director Stock Option Plan (filed as Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

          10G Amendment to the Cognex Corporation 1993 Employee Stock Option Plan (filed as Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

          10H Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Form S-8 [Registration No. 333-60807])

          10I Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Form S-8 [Registration No. 333-60807])

           13 Annual Report to Stockholders for the year ended December 31, 1998 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

           21   Subsidiaries of the registrant *

           23   Consent of PricewaterhouseCoopers LLP *

           27 Financial Data Schedule for the year ended December 31, 1998 (electronic filing only) *

               * Filed herewith