Form 10-Q
period 1999-03-31
COGNEX CORP
filed 1999-05-14
CIK 851205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   (Mark One)
     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended  APRIL 4, 1999 or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________ to _______


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

                 Yes     [ X ]                          No     [   ]


     As of May 2, 1999, there were 40,723,415 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 13
                       Exhibit index is located on page 12
================================================================================

                                      INDEX


PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements
                Consolidated Statements of Income for the three months ended
                 April 4, 1999 and April 5, 1998
                Consolidated Balance Sheets at April 4, 1999 and December 31,
                 1998
                Consolidated Statement of Stockholders' Equity for the three months ended April 4, 1999
                Consolidated Statements of Cash Flows for the three months ended
                 April 4, 1999 and April 5, 1998
                Notes to Consolidated Financial Statements

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

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

                Signatures

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                    THREE MONTHS ENDED
                                                                                APRIL 4,         APRIL 5,
                                                                                   1999             1998
                                                                               ----------       ----------
                                                                                       (UNAUDITED)

Revenue......................................................................  $  27,485        $  40,056

Cost of revenue..............................................................      8,728           10,927
                                                                               ----------       ----------

Gross margin.................................................................     18,757           29,129

Research, development, and engineering expenses..............................      6,534            6,305

Selling, general, and administrative expenses................................      9,768            9,869
                                                                               ----------       ----------

Income from operations.......................................................      2,455           12,955

Investment income............................................................      1,578            1,728

Other income.................................................................        161              165
                                                                               ----------       ----------

Income before income taxes...................................................      4,194           14,848

Income tax provision.........................................................      1,090            4,306
                                                                               ----------       ----------

Net income...................................................................      3,104           10,542
                                                                               ==========       ==========

Net income per share:
    Basic....................................................................  $     .08        $     .25
                                                                               ==========       ==========
    Diluted..................................................................  $     .07        $     .24
                                                                               ==========       ==========

Weighted-average common and common equivalent shares outstanding:
    Basic....................................................................     40,307           41,800
                                                                               ==========       ==========
    Diluted..................................................................     43,371           44,435
                                                                               ==========       ==========






   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    APRIL 4,    DECEMBER 31,
                                                                                      1999         1998
                                                                                   ---------    ------------
ASSETS                                                                            (UNAUDITED)
Current assets:
   Cash and investments....................................................        $172,531       $158,458
   Accounts receivable, less reserves of $2,495 and $2,583 in 1999 and
      1998, respectively...................................................          14,553         20,987
   Revenue in excess of billings...........................................           3,168          4,945
   Inventories.............................................................          12,189         10,812
   Deferred income taxes...................................................           3,936          3,936
   Prepaid expenses and other..............................................           8,529          8,141
                                                                                   --------       --------
       Total current assets................................................         214,906        207,279

Property, plant, and equipment, net........................................          33,313         34,255
Deferred income taxes......................................................           2,282          2,237
Other assets...............................................................           4,420          4,157
                                                                                   --------       --------
                                                                                   $254,921       $247,928
                                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................        $  3,516       $  2,488
   Accrued expenses........................................................          12,260         11,653
   Accrued income taxes....................................................             675            916
   Customer deposits.......................................................           4,786          4,894
   Deferred revenue........................................................           3,294          2,965
                                                                                   --------       --------
       Total current liabilities...........................................          24,531         22,916
                                                                                   --------       --------

Other liabilities..........................................................           2,123          2,137

Stockholders' equity:
   Common stock, $.002 par value -
     Authorized: 120,000,000 shares, issued: 42,755,178 and 42,453,980
     shares in 1999 and 1998, respectively................................               85             85
   Additional paid-in capital.............................................           99,952         97,531
   Treasury stock, at cost, 2,310,894 and 2,307,140 shares in 1999 and
     1998, respectively...................................................          (41,427)       (41,353)
   Retained earnings......................................................          169,675        166,571
   Accumulated other comprehensive income (loss)..........................              (18)            41
                                                                                   --------       --------
       Total stockholders' equity.........................................          228,267        222,875
                                                                                   --------       --------
                                                                                   $254,921       $247,928
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

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                                   COMMON STOCK           ADDITIONAL         TREASURY STOCK
                                               ---------------------       PAID-IN         -------------------        RETAINED
                                                 SHARES    PAR VALUE       CAPITAL           SHARES       COST        EARNINGS
                                                 ------    ---------      ----------         ------       ----        --------
Balance at December 31, 1998.............      42,453,980  $      85      $   97,531       2,307,140  $(41,353)       $166,571
    Issuance of common stock under stock
       option plans......................         301,198                      2,121
    Tax benefit from exercise of
       stock options.....................                                        300
    Common stock received for payment
       of stock option exercises.........                                                      3,754       (74)
    Comprehensive income:
           Net income....................                                                                                3,104
           Translation adjustment........

           Comprehensive income..........
                                               ---------   ---------      ----------       ---------  --------        --------
Balance at April 4, 1999 (unaudited).....      42,755,178  $      85      $   99,952       2,310,894  $(41,427)       $169,675
                                               ==========  =========      ==========       =========  ========        ========





                                               ACCUMULATED
                                                 OTHER                              TOTAL
                                               COMPREHENSIVE     COMPREHENSIVE    STOCKHOLDERS'
                                                 INCOME             INCOME          EQUITY
                                               -------------     -------------    -------------
Balance at December 31, 1998.............      $          41                      $     222,875
    Issuance of common stock under stock
       option plans......................                                                 2,121
    Tax benefit from exercise of
       stock options.....................                                                   300
    Common stock received for payment
       of stock option exercises.........                                                   (74)
    Comprehensive income:
           Net income....................                        $       3,104            3,104
           Translation adjustment........                (59)              (59)             (59)
                                                                 -------------
           Comprehensive income..........                        $       3,045
                                               -------------     =============    -------------
Balance at April 4, 1999 (unaudited).....      $         (18)                     $     228,267
                                               =============                      =============



 The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                          THREE MONTHS ENDED
                                                                                     APRIL 4,         APRIL 5,
                                                                                       1999              1998
                                                                                     --------         --------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
     Net income..............................................................        $ 3,104          $ 10,542
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.........................................          2,256             2,196
       Tax benefit from exercise of stock options............................            300               338
       Deferred income tax provision (benefit)...............................            (45)             (202)
       Change in other current assets and current liabilities................          8,115            (6,637)
       Other.................................................................           (146)             (842)
                                                                                    --------          --------
     Net cash provided by operating activities...............................         13,584             5,395
                                                                                    --------          --------
Cash flows from investing activities:
     Purchase of investments.................................................        (28,412)          (19,394)
     Maturity of investments.................................................         19,409            14,307
     Purchase of property, plant, and equipment..............................           (717)           (2,006)
     Cash paid for technology acquisitions and equity investments............           (789)             (432)
                                                                                    --------          --------
     Net cash used in investing activities...................................        (10,509)           (7,525)
                                                                                    --------          --------

Cash flows from financing activities:
     Issuance of common stock under stock option plans.......................          2,047               505
                                                                                    --------          --------
     Net cash provided by financing activities...............................          2,047               505
                                                                                    --------          --------
Effect of exchange rate changes on cash......................................            351               177
                                                                                    --------          --------
Net increase (decrease) in cash and cash equivalents.........................          5,473            (1,448)
Cash and cash equivalents at beginning of period.............................         27,807            38,198
                                                                                    --------          --------
Cash and cash equivalents at end of period...................................         33,280            36,750
Investments..................................................................        139,251           144,464
                                                                                    --------          --------
Cash and investments.........................................................       $172,531          $181,214
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

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at April 4, 1999, and the results of operations and changes in stockholders' equity and cash flows for the three months then ended.

     The results disclosed in the Consolidated Statements of Income for the three months ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.




INVENTORIES

Inventories consist of the following:
(In thousands)                                                                    APRIL 4,        DECEMBER 31,
                                                                                   1999              1998
                                                                                  --------        ------------
Raw materials.............................................................        $  5,432        $      6,195
Work-in-process...........................................................           1,157               1,262
Finished goods............................................................           5,600               3,355
                                                                                  --------        ------------

                                                                                  $ 12,189        $     10,812
                                                                                  ========        ============

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE
--------------------

Net income per share is calculated as follows:
(In thousands)                                                                        THREE MONTHS ENDED

                                                                                     APRIL 4,           APRIL 5,
                                                                                       1999              1998
                                                                                     --------           --------

Net income...............................................................            $  3,104           $ 10,542
                                                                                     ========           ========

BASIC:
  Weighted-average common shares outstanding.............................              40,307             41,800
                                                                                     ========           ========
  Net income per common share............................................            $    .08           $    .25
                                                                                     ========           ========

DILUTED:
  Weighted-average common shares outstanding.............................              40,307             41,800
  Effect of dilutive securities:
     Stock options.......................................................               3,064              2,635
                                                                                     --------           --------
  Weighted-average common and common equivalent shares outstanding.......              43,371             44,435
                                                                                     ========           ========

  Net income per common and common equivalent share......................            $    .07           $    .24
                                                                                     ========           ========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Revenue for the first quarter of 1999 decreased 31% to $27,485,000 from $40,056,000 for the first quarter of 1998. As compared to the first quarter of 1998, the Company's results were negatively impacted by the worldwide slowdown in capital spending by manufacturers in the semiconductor and electronics industries that has affected the Company's business over the past year. The decrease in revenue of $12,571,000 from the first quarter in 1998 is due primarily to decreased volume from the Company's OEM customers, most of whom make capital equipment used by manufacturers in the semiconductor and electronics industries. Sales to OEM customers decreased $11,641,000, or 45%, from the first quarter of 1998.

     Revenue for the first quarter of 1999 increased, however, 10% from the fourth quarter of 1998. The increase in revenue of $2,392,000 from the prior quarter is primarily due to increased volume from the Company's OEM customers, which increased $1,780,000, or 15%. Sales to end-user customers increased by $612,000, or 5%, from the fourth quarter of 1998 and represented 49% of total revenue.

     Due to the sequential improvement in revenue from the fourth quarter of 1998, as well as an increase in demand from both OEM and end-user customers, the Company believes that it has reached the bottom of the recent semiconductor and electronics industry cycle. The Company now expects growing revenue by more than 15% for 1999 over 1998.

     Gross margin as a percentage of revenue for the first quarter of 1999 was 68% compared to 73% for the first quarter in 1998. The decrease in gross margin as a percentage of revenue is due primarily to the lower product revenue in 1999. As a result, service revenue, which has a lower gross margin than product revenue, increased as a percentage of total revenue in 1999 and lowered the overall gross margin. Gross margin as a percentage of revenue is expected to increase slightly for the remainder of 1999 due to the anticipated revenue growth.

     Research, development, and engineering expenses for the first quarter of 1999 increased 4% to $6,534,000 from $6,305,000 for the first quarter of 1998. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in the development of new and existing products. Expenses as a percentage of revenue were 24% for the first quarter of 1999 compared to 16% for the first quarter of 1998. The increase in expenses as a percentage of revenue is due primarily to the lower revenue base in 1999. The Company anticipates that aggregate expenses will increase moderately for the remainder of 1999 due to planned investment in product development. However, the level of expenses as a percentage of revenue over the next few quarters is anticipated to decline, as revenue is expected to increase at a greater rate than aggregate expenses.

     Selling, general, and administrative expenses for the first quarter of 1999 decreased 1% to $9,768,000 from $9,869,000 for the first quarter in 1998. The decrease in aggregate expenses is due primarily to costs associated with the implementation of new computer information systems in the first quarter of 1998, partially offset in 1999 by higher personnel-related costs to support the Company's expanding worldwide operations. Expenses as a percentage of revenue were 36% for the first quarter of 1999 compared to 25% for the first quarter in 1998. The increase in expenses as a percentage of revenue is due primarily to the lower revenue base in 1999. The Company anticipates that aggregate expenses will increase moderately for the remainder of 1999 due to additional resources required to support the higher level of demand. However, the level of expenses as a percentage of revenue over the next few quarters is anticipated to decline, as revenue is expected to increase at a greater rate than aggregate expenses.

     Investment income for the first quarter of 1999 decreased 9% to $1,578,000 from $1,728,000 for the first quarter in 1998. The decrease in investment income is due primarily to a lower average invested cash balance in 1999.

     The Company's effective tax rate was 26% for the first quarter of 1999 compared to 29% for the first quarter of 1998. The decrease in the effective tax rate is primarily attributable to the impact of the Company's use of tax-free investments.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements during the first quarter of 1999 were met through cash generated from operations. Cash and investments increased $14,073,000 from December 31, 1998 primarily as a result of $13,584,000 of cash generated from operations and $2,047,000 of proceeds from the issuance of common stock under stock option plans. Cash generated from operations consists of net income, adjusted primarily for non-cash charges and changes in current assets and current liabilities, most notably a decrease in accounts receivable resulting from the timing of cash receipts at the end of the first quarter of 1999. Capital expenditures for the first quarter of 1999 totaled $717,000 and consisted primarily of expenditures for computer hardware and software.

     The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 1999.

     YEAR 2000 UPDATE

     The Company is aware of the potential for industry-wide business disruption which could occur due to problems related to the "Year 2000" issue. Management believes that it has a prudent plan in place to address this issue within the Company and its supply chain. The components of this plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; and an evaluation of products sold by the Company to customers as to the ability of the products to work properly after the turn of the century.

     INTERNAL SYSTEMS

     The Company's process for achieving Year 2000 compliance for internal systems is as follows:
     1.  Develop an inventory of all internal systems
     2.  Determine the Year 2000 compliance status of each internal system
     3. Prioritize the importance of Year 2000 compliance for each internal system
     4. Determine the method to be used to achieve compliance (modify, replace, cease use)
     5.  Complete the planned action
     6.  Test the system

     The initial inventory, compliance status, prioritization, and determination of the method to achieve compliance has been completed for all internal systems in use throughout the Company. The Company has identified five internal systems that are used for business transaction processing as being critical to the uninterrupted operation of the business. Of these five systems, the Company's initial assessment indicated that three were Year 2000 compliant. Since the initial assessment, the Company discovered that one of the internal systems it believed to be compliant may in fact be non-compliant. The Company plans to have this system compliant by September 30, 1999 through either a vendor-provided upgrade or replacement. The Company is on schedule to have the remaining two systems Year 2000 compliant by June 30, 1999 through vendor-provided upgrades. In addition, the Company has completed an initial assessment of its technology infrastructure (servers, networks, phone systems) and expects to have all non-compliant items remediated, replaced, or decommissioned by June 30, 1999.

     VENDORS

     The Company has initiated a program to survey the Year 2000 readiness of its major vendors. The Company has sent letters to over 250 vendors outlining its approach towards the Year 2000 issue and asking for either their certification that their product is Year 2000 compliant or their commitment to resolve any issues they may have. The Company has identified vendors it views as critical to its business. Management has defined a critical vendor as one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for its product. The Company has received responses from all critical vendors outlining their plans for Year 2000 compliance.

     PRODUCTS

     Product testing is now complete and has confirmed that Cognex's core vision functionality is not date sensitive or dependent on dates in any way, and is therefore Year 2000 compliant. The Company's Year 2000 product compliance verification methodology consisted of a review of the source code and functional testing of the recent releases of Cognex products, which are believed to be representative of earlier releases as well. Year 2000 compliance verification included examination of the 1999/2000 date rollover, date sensitive functionality with the year 2000, and leap year compliance.

     COSTS

     Costs incurred in the Company's Year 2000 compliance effort are expensed as incurred and funded with cash generated from operations. These costs are included in the normal, recurring costs incurred for product development and systems maintenance and are not material to the Company's results of operations, nor are they expected to be in the future.

     RISKS AND CONTINGENCY PLAN

     Although the Company believes it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. It may never be able to know with certainty whether certain critical vendors are compliant. Failure of critical vendors to make their computer systems Year 2000 compliant could result in delaying deliveries of products and services to the Company. If such delays are extensive, they could have a material adverse effect on the Company's business.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial position. The Year 2000 compliance project is expected to reduce, but not eliminate, the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the completion of the Year 2000 compliance project as scheduled, the possibility of significant interruptions to normal operations should be reduced.

     The Company continues to evaluate the risks associated with potential Year 2000 related failures. As management better understands the risks within the Company's unique set of internal systems, business partners, and products, a formal contingency plan to alleviate the impact of high potential or serious failures will be developed. The Company is in the early stages of developing a contingency plan and anticipates having this plan fully outlined by June 30, 1999. The components of this plan will likely include raw material and finished goods inventory levels, alternative vendors, and backup systems. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential negative impact of Year 2000 compliance issues related to internal systems, its vendors, its customers, or other parties.

     FORWARD-LOOKING STATEMENTS

     Certain statements made in this report (including statements regarding the Year 2000 issue), as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," "projects," "intends," "plans," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company's continued ability to achieve significant international revenue; (4) capital spending trends by manufacturing companies; (5) inability to protect the Company's proprietary technology and intellectual property; (6) inability to attract or retain skilled employees; (7) technological obsolescence of current products and the inability to develop new products; (8) inability to respond to competitive technology and pricing pressures; and (9) reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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




DATE:  May 14, 1999                          COGNEX CORPORATION



                                             /s/ Robert J. Shillman
                                             ----------------------
                                             Robert J. Shillman
                                             President, Chief Executive Officer,
                                             and Chairman of the Board of
                                             Directors (principal executive and
                                             financial and accounting officer)