Form 10-Q
period 1999-07-04
COGNEX CORP
filed 1999-08-13
CIK 851205

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
 /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1999 or
      ------------

/ /   Transition Report  pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from ________________________ to __________________________


                       COMMISSION FILE NUMBER 0-17869
                                              --------------------

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

     As of August 1, 1999, there were 41,001,596 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 11


================================================================================

                                      INDEX


   PART I          FINANCIAL INFORMATION

   Item 1.         Financial Statements
                   Consolidated Statements of Income for the three and six
                      months ended July 4, 1999 and July 5, 1998
                   Consolidated Balance Sheets at July 4, 1999 and December 31,
                      1998
                   Consolidated Statement of Stockholders' Equity for the
                      six months ended July 4, 1999
                   Consolidated Statements of Cash Flows for the six months
                      ended July 4, 1999 and July 5, 1998
                   Notes to Consolidated Financial Statements

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

   Item 3.         Defaults Upon Senior Securities

   Item 4.         Submission of Matters to a Vote of Security Holders

   Item 5.         Other Information

   Item 6.         Exhibits and Reports on Form 8-K

                   Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)




                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JULY 4,        JULY 5,      JULY 4,       JULY 5,
                                                           1999           1998         1999           1998
                                                          -------        -------      -------        -------
                                                                (UNAUDITED)                 (UNAUDITED)


Revenue................................................   $35,271       $32,036       $62,756       $72,092

Cost of revenue........................................    10,942         9,474        19,670        20,401
                                                          -------       -------       -------       -------

Gross margin...........................................    24,329        22,562        43,086        51,691

Research, development, and engineering expenses........     6,600         5,950        13,134        12,255

Selling, general, and administrative expenses..........    10,305         9,393        20,073        19,262

Restructuring charge...................................       400                         400
                                                          -------       -------       -------       -------

Income from operations.................................     7,024         7,219         9,479        20,174

Investment income......................................     1,500         1,791         3,078         3,519

Other income...........................................       190           171           351           336
                                                          -------       -------       -------       -------

Income before provision for income taxes...............     8,714         9,181        12,908        24,029

Provision for income taxes.............................     2,525         2,664         3,615         6,970
                                                          -------       -------       -------       -------

Net income.............................................   $ 6,189       $ 6,517       $ 9,293       $17,059
                                                          =======       =======       =======       =======

Net income per share:
    Basic..............................................   $   .15       $   .16       $   .23       $   .41
                                                          =======       =======       =======       =======
    Diluted............................................   $   .14       $   .15       $   .21       $   .39
                                                          =======       =======       =======       =======

Weighted-average common and common equivalent
  shares outstanding:
    Basic..............................................    40,681        41,424        40,468        41,616
                                                          =======       =======       =======       =======
    Diluted............................................    43,836        43,906        43,560        44,182
                                                          =======       =======       =======       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                     JULY 4,      DECEMBER 31,
                                                                                      1999           1998
                                                                                    -----------   ------------
                                                                                    (UNAUDITED)

   ASSETS
   Current assets:
        Cash and investments....................................................      $185,829       $158,458
        Accounts receivable, less reserves of $2,567 and $2,583 in 1999 and
           1998, respectively...................................................        17,782         20,987
        Revenue in excess of billings...........................................         4,609          4,945
        Inventories.............................................................        10,630         10,812
        Deferred income taxes...................................................         3,936          3,936
        Prepaid expenses and other..............................................         8,547          8,141
                                                                                      --------       --------
            Total current assets................................................       231,333        207,279

   Property, plant, and equipment, net..........................................        32,621         34,255
   Deferred income taxes........................................................         2,327          2,237
   Other assets.................................................................         4,113          4,157
                                                                                      --------       --------
                                                                                      $270,394       $247,928
                                                                                      ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Accounts payable........................................................      $  3,238       $  2,488
        Accrued expenses........................................................        14,785         11,653
        Accrued income taxes....................................................         1,953            916
        Customer deposits.......................................................         4,635          4,894
        Deferred revenue........................................................         4,594          2,965
                                                                                      --------       --------
            Total current liabilities...........................................        29,205         22,916
                                                                                      --------       --------
   Other liabilities............................................................         2,184          2,137

   Stockholders' equity:
        Common stock, $.002 par value -
           Authorized: 120,000,000 shares, issued: 43,313,921 and 42,453,980
           shares in 1999 and 1998, respectively................................            86             85
        Additional paid-in capital..............................................       105,878         97,531
        Treasury stock, at cost, 2,356,676 and 2,307,140 shares in 1999 and
           1998, respectively...................................................       (42,769)       (41,353)
        Retained earnings.......................................................       175,864        166,571
        Accumulated other comprehensive income (loss)...........................           (54)            41
                                                                                      --------       --------
            Total stockholders' equity..........................................       239,005        222,875
                                                                                      --------       --------
                                                                                      $270,394       $247,928
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

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                  COMMON STOCK           ADDITIONAL          TREASURY STOCK
                                               ---------------------      PAID-IN          -------------------        RETAINED
                                               SHARES      PAR VALUE       CAPITAL         SHARES         COST        EARNINGS
                                               ------      ---------     ----------        ------         ----        --------


Balance at December 31, 1998..............    42,453,980      $85         $ 97,531         2,307,140    $(41,353)     $166,571
    Issuance of common stock under stock
      option and stock purchase plans.....       859,941        1            6,877
    Tax benefit from exercise of stock                                       1,470
      options.............................
    Common stock received for payment                                                         49,536      (1,416)
      of stock option exercises...........
    Comprehensive income:
      Net income..........................                                                                               9,293
      Translation adjustment..............
      Comprehensive income................
Balance at July 4, 1999 (unaudited).......
                                               ----------      ---         --------         ---------    --------      --------
                                               43,313,921      $86         $105,878         2,356,676    $(42,769)     $175,864
                                               ==========      ===         ========         =========    ========      ========





                                                  ACCUMULATED
                                                    OTHER                              TOTAL
                                                COMPREHENSIVE      COMPREHENSIVE    STOCKHOLDERS'
                                                    INCOME             INCOME          EQUITY
                                                -------------      -------------    -------------




Balance at December 31, 1998.............           $  41                              $222,875
    Issuance of common stock under stock
      option and stock purchase plans....                                                 6,878
    Tax benefit from exercise of stock
      options.............................                                                1,470
    Common stock received for payment                                                    (1,416)
      of stock option exercises...........
    Comprehensive income:
      Net income..........................                             $ 9,293            9,293
      Translation adjustment..............            (95)                 (95)             (95)
                                                                       -------
      Comprehensive income................                             $ 9,198
                                                                       -------
Balance at July 4, 1999 (unaudited).......
                                                    -----                              --------
                                                    $ (54)                             $239,005
                                                    =====                              ========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)





                                                                                           SIX MONTHS ENDED
                                                                                       JULY 4,          JULY 5,
                                                                                        1999              1998
                                                                                       -------          --------
                                                                                              (UNAUDITED)

Cash flows from operating activities:
     Net income..............................................................         $  9,293         $ 17,059
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.........................................            4,449            4,397
       Tax benefit from exercise of stock options............................            1,470              865
       Deferred income tax benefit...........................................              (90)            (686)
       Change in other current assets and current liabilities................            9,791           (8,041)
       Other.................................................................              (38)          (1,582)
                                                                                      --------         --------
     Net cash provided by operating activities...............................           24,875           12,012
                                                                                      --------         --------

Cash flows from investing activities:

     Purchase of investments.................................................          (61,236)         (38,736)
     Maturity of investments.................................................           39,062           37,831
     Purchase of property, plant, and equipment..............................           (1,551)          (4,908)
     Cash paid for technology acquisitions and equity investments............             (864)            (432)
                                                                                      --------         --------
     Net cash used in investing activities...................................          (24,589)          (6,245)
                                                                                      --------         --------


Cash flows from financing activities:
     Issuance of common stock under stock option and stock purchase plans....            5,462            1,771
     Repurchase of common stock..............................................                           (25,452)
                                                                                      --------         --------
     Net cash provided by (used in) financing activities.....................            5,462          (23,681)
                                                                                      --------         --------

Effect of exchange rate changes on cash......................................              295              441
                                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents.........................            6,043          (17,473)
Cash and cash equivalents at beginning of period.............................           27,807           38,198
                                                                                      --------         --------
Cash and cash equivalents at end of period...................................           33,850           20,725
Investments..................................................................          151,979          139,864
                                                                                      --------         --------
Cash and investments.........................................................         $185,829         $160,589
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

          In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position at July 4, 1999, and the results of operations for the three and six months ended July 4, 1999, and changes in stockholders' equity and cash flows for the periods presented.

          The results disclosed in the Consolidated Statements of Income for the three and six months ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.




   INVENTORIES

   Inventories consist of the following:


   (In thousands)                                 JULY 4,        DECEMBER 31,
                                                   1999              1998
                                                -----------      ------------
                                                (UNAUDITED)

   Raw materials..............................    $ 4,071          $ 6,195
   Work-in-process............................      1,753            1,262
   Finished goods.............................      4,806            3,355
                                                  -------          -------
                                                  $10,630          $10,812
                                                  =======          =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




   NET INCOME PER SHARE

   Net income per share is calculated as follows:





   (In thousands)                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JULY 4,      JULY 5,         JULY 4,     JULY 5,
                                                                1999         1998            1999        1998
                                                               -------      -------         -------     -------
                                                                    (UNAUDITED)                  (UNAUDITED)


  Net income..............................................     $ 6,189     $ 6,517         $ 9,293       $17,059
                                                               =======     =======         =======       =======
  Basic:
      Weighted-average common shares outstanding...........     40,681      41,424          40,468        41,616
                                                               =======     =======         =======       =======
      Net income per common share..........................    $   .15     $   .16         $   .23       $   .41
                                                               =======     =======         =======       =======
  Diluted:
      Weighted-average common shares outstanding...........     40,681      41,424          40,468        41,616
      Effect of dilutive securities:
         Stock options.....................................      3,155       2,482           3,092         2,566
                                                               -------     -------         -------       -------
      Weighted-average common and common equivalent shares
         outstanding.......................................     43,836      43,906          43,560        44,182
                                                               =======     =======         =======       =======

      Net income per common and common equivalent share....    $   .14     $   .15         $   .21       $   .39
                                                               =======     =======         =======       =======



   RESTRUCTURING CHARGE

   During the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $400,000, primarily for severance and lease termination costs associated with the closure of its Montreal, Canada manufacturing facility. This action was taken to centralize operations related to the Company's surface inspection product line at its Alameda, California facility. Cash outlays related to this plan are anticipated to be paid during the second half of 1999.

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Revenue for the three-month period ended July 4, 1999 increased 10% to $35,271,000 from $32,036,000 for the same period in 1998. This increase is due to a higher volume of modular vision systems sold to both Original Equipment Manufacturer (OEM) and end-user customers. Sales to OEM customers increased $1,647,000, or 9%, from the second quarter of 1998, and sales to end-user customers increased $1,588,000, or 12%, from the same period. Revenue for the six-month period ended July 4, 1999 decreased 13% to $62,756,000 from $72,092,000 for the same period in 1998. This decrease is due to a lower volume of modular vision systems sold to OEM customers, which decreased $9,992,000, or 23%, from the first half of 1998. The second quarter of 1999 was the Company's first year-over-year increase in quarterly revenue since the first quarter of 1998, and resulted from a turnaround in capital spending by manufacturers in the semiconductor and electronics industries that had affected the Company's business over the past year. Quarterly revenue is expected to continue to increase sequentially and year-over-year for the remainder of 1999.

   Gross margin as a percentage of revenue for both the three-month and six-month periods ended July 4, 1999 was 69%, compared to 70% and 72% for the same periods in 1998. This decrease is due primarily to service revenue, which has a lower gross margin than product revenue, increasing as a percentage of total revenue in 1999. Gross margin as a percentage of revenue is expected to remain relatively consistent for the remainder of 1999.

   Research, development, and engineering expenses for the three-month and six-month periods ended July 4, 1999 were $6,600,000 and $13,134,000, respectively, compared to $5,950,000 and $12,255,000 for the same periods in 1998, representing an 11% increase for the three-month period and a 7% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in the development of new and existing products. Expenses as a percentage of revenue were 19% and 21% for the three-month and six-month periods in 1999, compared to 19% and 17% for the same periods in 1998. The increase in expenses as a percentage of revenue for the six-month period is due to the lower revenue base in 1999. The Company anticipates that aggregate expenses will increase moderately for the remainder of 1999 due to planned investment in product development. However, the level of expenses as a percentage of revenue is expected to remain relatively consistent for the remainder of the year.

   Selling, general, and administrative expenses for the three-month and six-month periods ended July 4, 1999 were $10,305,000 and $20,073,000, respectively, compared to $9,393,000 and $19,262,000 for the same periods in 1998, representing a 10% increase for the three-month period and a 4% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs, including sales commissions, associated with the increase in customer demand. Expenses as a percentage of revenue were 29% and 32% for the three-month and six-month periods in 1999, compared to 29% and 27% for the same periods in 1998. The increase in expenses as a percentage of revenue for the six-month period is due to the lower revenue base in 1999. The Company anticipates that aggregate expenses will increase moderately for the remainder of 1999 due to additional resources required to support the higher level of demand. However, the level of expenses as a percentage of revenue is expected to remain relatively consistent for the remainder of the year.

   During the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $400,000, primarily for severance and lease termination costs associated with the closure of its Montreal, Canada manufacturing facility. This action was taken to centralize operations related to the Company's surface inspection product line at its Alameda, California facility. Cash outlays related to this plan are anticipated to be paid during the second half of 1999.

   Investment income for the three-month and six-month periods ended July 4, 1999 was $1,500,000 and $3,078,000, respectively, compared to $1,791,000 and
   $3,519,000 for the same periods in 1998, representing a 16% decrease for the three-month period and a 13% decrease for the six-month period. The decrease in investment income is due primarily to a lower average invested cash balance in 1999. Although the Company generated cash from operations each quarter of 1998 and in the first half of 1999, the Company used $39,867,000 to repurchase 2,202,000 shares of its common stock beginning in the second quarter of 1998.

   The higher operating income now projected for 1999 resulted in an increase to the Company's effective tax rate to 28.0%. The year-to-date expense of this higher rate was recorded during the second quarter of 1999. The Company's effective tax rate was 29.0% in 1998.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements during the six-month period ended July 4, 1999 were met through cash generated from operations. Cash and investments increased $27,371,000 from December 31, 1998 primarily as a result of $24,875,000 of cash generated from operations and $5,462,000 of proceeds from the issuance of common stock under stock option and stock purchase plans. Capital expenditures for the six-month period were $1,551,000 and consisted primarily of expenditures for computer hardware and software.

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

   Internal Systems
   ----------------

   The Company has identified five internal systems that are used for business transaction processing as being critical to the uninterrupted operation of the business. Of these five systems, four are presently Year 2000 compliant. The Company expects to have the remaining system compliant by September 30, 1999 through a vendor-provided upgrade.

   Vendors
   -------

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

   The Company has received responses from all critical vendors outlining their plans for Year 2000 compliance. The Company does not intend to verify representations made by vendors regarding their Year 2000 compliance status. The Company may never be able to know with certainty whether certain critical vendors are compliant. Failure of critical vendors to make their computer systems Year 2000 compliant could result in delaying deliveries of products and services to the Company. If such delays are extensive, they could have a material adverse effect on the Company's business.

   Products
   --------

   Testing of current releases of Cognex products is complete and has confirmed that Cognex's core vision functionality is not date-sensitive of dependent on date fields and is therefore Year 2000 compliant. The Company's Year 2000 product compliance verification methodology consisted of a review of the source code and functional testing of current releases of Cognex products, which are believed to be representative of prior releases as well. Based on similarities in the source code for current and prior releases of Cognex products and the fact that Cognex's core vision functionality is not date-sensitive or dependent on date fields, the Company believes that prior releases of its products are Year 2000 compliant. The Company does not intend to conduct functionality testing of prior releases of Cognex products. Year 2000 compliance verification included examination of the 1999/2000 date rollover, date-sensitive functionality with the Year 2000 and leap year compliance.

   Costs
   -----

   Costs incurred in the Company's Year 2000 compliance effort are expensed as incurred and funded with cash generated from operations. These costs are included in the normal, recurring costs incurred for product development and systems maintenance and are not material to the Company's results of operations, nor are they expected to be in the future.

   Risks
   -----

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

   Contingency Plan
   ----------------

   As part of its contingency planning effort, the Company has identified its core business processes that are vital to the Company such that a Year 2000 failure would have a significant impact on the Company's ability to conduct business. The Company has also indentified measures within its control to minimize the impact of a Year 2000 failure. A contingency plan has been developed that outlines the actions to be taken in the event of a Year 2000 failure to enable the Company to resume operations. The components of this plan include utilizing manual records and processes, securing critical materials for January product shipments in December, and securing alternative vendors and backup systems. The Company anticipates having this plan finalized by September 30, 1999.

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

                  None

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                  None

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At a Special Meeting of the Stockholders of Cognex Corporation in lieu of the 1999 Annual Meeting held on April 27, 1999, the Stockholders elected Jerald Fishman and William Krivsky to serve as Directors for a term of three years. Robert J. Shillman, Anthony Sun, and Rueben Wasserman continued as Directors after the meeting. In addition, the Stockholders approved the Cognex Corporation 2000 Employee Stock Purchase Plan. The 36,819,910 shares represented at the meeting voted as follows. The election of Jerald Fishman as Director:
                  36,042,983 votes for and 776,927 votes withheld; the election of William Krivsky as Director: 36,024,711 votes for and 795,199 votes withheld; the approval of the Cognex Corporation 2000 Employee Stock Purchase Plan: 30,715,338 votes for, 752,698 votes against, 244,329 votes abstained, and 5,107,545 no votes.

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




   DATE:  August 13, 1999                   COGNEX CORPORATION



                                            /s/ Richard A. Morin
                                            ------------------------------------
                                            Richard A. Morin
                                            Vice President of Finance, Chief
                                            Financial Officer, and Treasurer
                                            (duly authorized officer, principal
                                            financial and accounting officer)