Form 10-Q
period 1999-10-03
COGNEX CORP
filed 1999-11-12
CIK 851205

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   (Mark One)

   X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934 for the quarterly period ended October 3, 1999 or
                                                    ---------------


       Transition Report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934 for the transition period from _________ to ________



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

              Yes       X                  No
                    ---------                     ---------


     As of October 31, 1999, there were 41,436,650 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 11
================================================================================

                                      INDEX


   PART I     FINANCIAL INFORMATION

   Item 1.    Financial Statements
              Consolidated Statements of Income for the three and nine
                 months ended October 3, 1999 and October 4, 1998
              Consolidated Balance Sheets at October 3, 1999 and
                 December 31, 1998
              Consolidated Statement of Stockholders' Equity for the nine months ended October 3, 1999
              Consolidated Statements of Cash Flows for the nine months
                 ended October 3, 1999 and October 4, 1998
              Notes to Consolidated Financial Statements

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

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

              Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       OCTOBER 3,    OCTOBER 4,       OCTOBER 3,     OCTOBER 4,
                                                                          1999         1998             1999           1998
                                                                       ----------    ----------       ----------     ----------
                                                                              (UNAUDITED)                   (UNAUDITED)

Revenue ..............................................................  $41,046       $ 24,659        $103,802       $96,751

Cost of revenue ......................................................   11,949          8,277          31,619        28,678
                                                                        -------       --------        --------       -------

Gross margin .........................................................   29,097         16,382          72,183        68,073

Research, development, and engineering expenses ......................    7,584          6,440          20,718        18,695

Selling, general, and administrative expenses ........................   10,934          8,937          31,007        28,199

Non-recurring charges ................................................                   2,100             400         2,100
                                                                        -------       --------        --------       -------

Income (loss) from operations ........................................   10,579         (1,095)         20,058        19,079

Investment income ....................................................    1,667          1,598           4,745         5,117

Other income .........................................................      206            148             557           484
                                                                        -------       --------        --------       -------

Income before provision for income taxes .............................   12,452            651          25,360        24,680

Income tax provision (benefit) .......................................    3,486           (300)          7,101         6,670
                                                                        -------       --------        --------       -------
Net income ...........................................................  $ 8,966       $    951        $ 18,259       $18,010
                                                                        =======       ========        ========       =======

Net income per share:
    Basic ............................................................  $   .22       $    .02        $    .45       $   .44
                                                                        =======       ========        ========       =======
    Diluted ..........................................................  $    20       $    .02        $    .42       $   .42
                                                                        =======       ========        ========       =======

Weighted-average common and common equivalent shares outstanding:
    Basic ............................................................   41,146         40,559          40,727        41,269
                                                                        =======       ========        ========       =======
    Diluted ..........................................................   44,348         42,916          43,868        43,052
                                                                        =======       ========        ========       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                OCTOBER 3,      DECEMBER 31,
                                                                                   1999            1998
                                                                                ----------      ------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash and investments ...............................................       $ 200,662        $ 158,458
     Accounts receivable, less reserves of $2,526 and $2,583 in 1999 and
        1998, respectively ..............................................          23,542           20,987
     Revenue in excess of billings ......................................           1,673            4,945
     Inventories ........................................................          11,377           10,812
     Deferred income taxes ..............................................           3,936            3,936
     Prepaid expenses and other .........................................           7,799            8,141
                                                                                ---------        ---------
         Total current assets ...........................................         248,989          207,279

Property, plant, and equipment, net .....................................          32,264           34,255
Deferred income taxes ...................................................           2,327            2,237
Other assets ............................................................           3,668            4,157
                                                                                ---------        ---------
                                                                                $ 287,248        $ 247,928
                                                                                =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................       $   5,328        $   2,488
     Accrued expenses ...................................................          16,219           11,653
     Accrued income taxes ...............................................           3,170              916
     Customer deposits ..................................................           3,893            4,894
     Deferred revenue ...................................................           3,903            2,965
                                                                                ---------        ---------
         Total current liabilities ......................................          32,513           22,916
                                                                                ---------        ---------

Other liabilities .......................................................           1,833            2,137

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 120,000,000 shares, issued: 43,729,046 and 42,453,980
        shares in 1999 and 1998, respectively ...........................              87               85
     Additional paid-in capital .........................................         110,668           97,531
     Treasury stock, at cost, 2,380,006 and 2,307,140 shares in 1999 and
        1998, respectively ..............................................         (43,519)         (41,353)
     Retained earnings ..................................................         184,830          166,571
     Accumulated other comprehensive income .............................             836               41
                                                                                ---------        ---------
         Total stockholders' equity .....................................         252,902          222,875
                                                                                ---------        ---------
                                                                                $ 287,248        $ 247,928
                                                                                =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                             COMMON STOCK     ADDITIONAL    TREASURY STOCK
                                        ---------------------  PAID-IN   --------------------
                                          SHARES   PAR VALUE   CAPITAL    SHARES       COST
                                        ---------- ---------- ---------- ---------  ---------
Balance at December 31, 1998            42,453,980    $85      $ 97,531   2,307,140 $(41,353)
  Issuance of common stock under stock
    option and stock purchase plans      1,275,066      2        10,743
  Tax benefit from exercise of
    stock options                                                 2,394
  Common stock received for payment                                          72,866   (2,166)
    of stock option exercises
  Comprehensive income:
      Net income
      Other comprehensive income:
        Unrealized gain on investment
        Translation adjustment
      Other comprehensive income
      Comprehensive income
                                        ----------    ---      --------   --------- --------
Balance at October 3, 1999 (unaudited)  43,729,046    $87      $110,668   2,380,006 $(43,519)
                                        ==========    ===      ========   ========= ========


                                                    ACCUMULATED
                                                       OTHER                       TOTAL
                                          RETAINED COMPREHENSIVE COMPREHENSIVE  STOCKHOLDERS'
                                          EARNINGS     INCOME        INCOME        EQUITY
                                          -------- ------------- -------------  -------------
Balance at December 31, 1998              $166,571      $ 41                      $222,875
  Issuance of common stock under stock
    option and stock purchase plans                                                 10,745
  Tax benefit from exercise of
    stock options                                                                    2,394
  Common stock received for payment                                                 (2,166)
    of stock option exercises
  Comprehensive income:
      Net income                            18,259                  $18,259         18,259
      Other comprehensive income:
        Unrealized gain on investment                    750            750            750
        Translation adjustment                            45             45             45
                                                                    -------
      Comprehensive income                                          $19,054
                                          --------      ----        =======       --------
Balance at October 3, 1999 (unaudited)    $184,830      $836                      $252,902
                                          ========      ====                      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     NINE MONTHS ENDED
                                                                                 OCTOBER 3,        OCTOBER 4,
                                                                                    1999              1998
                                                                                 ----------        ----------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
     Net income ..........................................................       $  18,259        $  18,010
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................           6,996            6,599
       Tax benefit from exercise of stock options ........................           2,394            1,469
       Charge for acquired in-process technology .........................                            2,100
       Deferred income tax benefit .......................................             (90)            (731)
       Change in other current assets and current liabilities ............          10,757           (4,914)
       Other .............................................................             514               77
                                                                                 ---------        ---------
     Net cash provided by operating activities ...........................          38,830           22,610
                                                                                 ---------        ---------

Cash flows from investing activities:
     Purchase of investments .............................................         (79,542)         (54,525)
     Maturity of investments .............................................          45,021           63,075
     Purchase of property, plant, and equipment ..........................          (2,299)          (6,403)
     Cash paid for technology acquisitions and equity investments ........          (1,624)          (2,864)
                                                                                 ---------        ---------
     Net cash used in investing activities ...............................         (38,444)            (717)
                                                                                 ---------        ---------

Cash flows from financing activities:
     Issuance of common stock under stock option and stock purchase plans            8,579            2,210
     Repurchase of common stock ..........................................                          (38,253)
                                                                                 ---------        ---------
     Net cash provided by (used in) financing activities .................           8,579          (36,043)
                                                                                 ---------        ---------

Effect of exchange rate changes on cash ..................................            (738)             302
                                                                                 ---------        ---------

Net increase (decrease) in cash and cash equivalents .....................           8,227          (13,848)
Cash and cash equivalents at beginning of period .........................          27,807           38,198
                                                                                 ---------        ---------
Cash and cash equivalents at end of period ...............................          36,034           24,350
Investments ..............................................................         164,628          130,031
                                                                                 ---------        ---------
Cash and investments .....................................................       $ 200,662        $ 154,381
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

     In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position at October 3, 1999, and the results of operations for the three and nine months ended October 3, 1999, and changes in stockholders' equity and cash flows for the periods presented.

     The results disclosed in the Consolidated Statements of Income for the three and nine months ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.



INVENTORIES


Inventories consist of the following:
(In thousands)                                    OCTOBER 3,    DECEMBER 31,
                                                     1999          1998
                                                  ----------    ------------
                                                 (UNAUDITED)
Raw materials ..................................   $ 6,404       $ 6,195
Work-in-process ................................     1,766         1,262
Finished goods .................................     3,207         3,355
                                                   -------       -------
                                                   $11,377       $10,812
                                                   =======       =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE

Net income per share is calculated as follows:
(In thousands)                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              OCTOBER 3,    OCTOBER 4,    OCTOBER 3,   OCTOBER 4,
                                                                 1999         1998          1999         1998
                                                              ----------    ----------    ----------   ----------
                                                                    (UNAUDITED)                 (UNAUDITED)

Net income .............................................       $ 8,966       $   951       $18,259       $18,010
                                                               =======       =======       =======       =======

Basic:
------
    Weighted-average common shares outstanding .........        41,146        40,559        40,727        41,269
                                                               =======       =======       =======       =======

    Net income per common share ........................       $   .22       $   .02       $   .45       $   .44
                                                               =======       =======       =======       =======

Diluted:
--------
    Weighted-average common shares outstanding .........        41,146        40,559        40,727        41,269
    Effect of dilutive securities:
       Stock options ...................................         3,202         2,357         3,141         1,783
                                                               -------       -------       -------       -------
    Weighted-average common and common equivalent shares
       outstanding .....................................        44,348        42,916        43,868        43,052
                                                               =======       =======       =======       =======

    Net income per common and common equivalent share ..       $   .20       $   .02       $   .42       $   .42
                                                               =======       =======       =======       =======


NON - RECURRING CHARGES

During the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $400,000, primarily for severance, lease termination costs, and losses on equipment disposals associated with the closure of its Montreal, Canada manufacturing facility. This action was taken to centralize operations related to the Company's surface inspection product line at its Alameda, California facility. Cash outlays of approximately $63,000 were paid during the third quarter of 1999 related to severance associated with the closure. The remaining cash outlays related to this plan are anticipated to be paid through 2000, with the majority of the payments to be made during the fourth quarter of 1999.

During the third quarter of 1998, the Company acquired certain technology of Rockwell Automation's Allen-Bradley machine vision business. The acquired technology related to certain products under development. The technology was valued using a risk-adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. This analysis resulted in an allocation of $2,100,000 to in-process technology which had not reached technological feasibility and had no alternative future use, and accordingly, was expensed immediately.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three-month period ended October 3, 1999 increased 66% to $41,046,000 from $24,659,000 for the same period in 1998. The increase in revenue of $16,387,000 is due primarily to a higher volume of systems sold to the Company's core Original Equipment Manufacturer (OEM) customers in the semiconductor and electronics industries. Sales to OEM customers increased $13,221,000, or 99%, over the third quarter of the prior year and represented 65% of revenue for the quarter in 1999 compared to 54% in 1998. Sales to end-user customers increased $3,166,000, or 28%, from the third quarter of 1998 due primarily to increased volume from customers in general manufacturing industries. While revenue increased in all of the Company's worldwide regions from the third quarter of 1998, the most significant increase was in Japan, where most of the Company's core OEM customers are located.

Revenue for the nine-month period ended October 3, 1999 increased 7% to $103,802,000 from $96,751,000 for the same period in 1998. The increase in revenue of $7,051,000 is attributable to increased volume from both OEM and end-user customers. Sales to OEM customers increased $3,225,000, or 6%, over the prior year and sales to end-user customers increased $3,826,000, or 10%, from the same period in 1998. During 1999, the Company experienced an increase in demand as its customers recovered from the 1998 slowdown in capital spending by manufacturers in the semiconductor and electronics industries. Due to this increased order rate, the Company expects revenue to continue to increase sequentially and year-over-year for the remainder of 1999.

Gross margin as a percentage of revenue for the three-month and nine-month periods ended October 3, 1999 was 71% and 70%, respectively, compared to 66% and 70% for the same periods in 1998. The increase in the gross margin percentage for the three-month period is primarily because the third quarter of 1999 included a greater percentage of revenue from modular vision systems, which have higher gross margins than surface inspection systems. Gross margin as a percentage of revenue is expected to remain relatively consistent for the fourth quarter of 1999.

Research, development, and engineering expenses for the three-month and nine-month periods ended October 3, 1999 were $7,584,000 and $20,718,000, respectively, compared to $6,440,000 and $18,695,000 for the same periods in 1998, representing an 18% increase for the three-month period and an 11% increase for the nine-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in the development of new and existing products. Expenses as a percentage of revenue were 18% and 20% for the three-month and nine-month periods in 1999, compared to 26% and 19% for the same periods in 1998. The decrease in expenses as a percentage of revenue for the three-month period is due to the higher revenue base in 1999. The increase in expenses as a percentage of revenue for the nine-month period is due to higher aggregate expenses in 1999 with only a 7% increase in revenue year over year. The Company anticipates that aggregate expenses will increase moderately for the remainder of 1999 due to planned investment in continuing product development. However, the level of expenses as a percentage of revenue for the fourth quarter of 1999 is expected to decline, as revenue is expected to increase at a greater rate than aggregate expenses.

Selling, general, and administrative expenses for the three-month and nine-month periods ended October 3, 1999 were $10,934,000 and $31,007,000, respectively, compared to $8,937,000 and $28,199,000 for the same periods in 1998, representing a 22% increase for the three-month period and a 10% increase for the nine-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs, including sales commissions and company bonuses, associated with the increase in customer demand. Expenses as a percentage of revenue were 27% and 30% for the three- month and nine-month periods in 1999, compared to 36% and 29% for the same periods in 1998. The decrease in expenses as a percentage of revenue for the three-month period is due to the higher revenue base in 1999. The increase in expenses as a percentage of revenue for the nine-month period is due to higher aggregate expenses in 1999 with only a 7% increase in revenue year over year. The Company anticipates that aggregate expenses will increase moderately for the remainder of 1999 due to additional resources required to support the higher level of demand. However, the level of expenses as a percentage of revenue for the fourth quarter of 1999 is expected to decline, as revenue is expected to increase at a greater rate than aggregate expenses.

During the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $400,000, primarily for severance, lease termination costs, and losses on equipment disposals associated with the closure of its Montreal, Canada manufacturing facility. This action was taken to centralize operations related to the Company's surface inspection product line at its Alameda, California facility. Cash outlays of approximately $63,000 were paid during the third quarter of 1999 related to severance expenses associated with the closure. The remaining cash outlays related to this plan are anticipated to be paid through 2000, with the majority of the payments to be made during the fourth quarter of 1999.

Investment income for the three-month and nine-month periods ended October 3, 1999 was $1,667,000 and $4,745,000, respectively, compared to $1,598,000 and
$5,117,000 for the same periods in 1998, representing a 4% increase for the three-month period and a 7% decrease for the nine-month period. The increase in investment income for the three-month period is due primarily to a higher average invested cash balance in the third quarter of 1999. The decrease in investment income for the nine-month period is due primarily to a lower interest rate environment.

The Company's effective tax rate was 28% for the nine-month period ended October 3, 1999 compared to 27% for the same period in 1998. The increase in the effective tax rate is primarily attributable to the higher operating income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the nine-month period ended October 3, 1999 were met through cash generated from operations. Cash and investments increased $42,204,000 from December 31, 1998 primarily as a result of $38,830,000 of cash generated from operations and $8,579,000 of proceeds from the issuance of common stock under stock option and stock purchase plans. Capital expenditures for the nine-month period were $2,299,000 and consisted primarily of expenditures for computer hardware and software.

The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 2000.

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

INTERNAL SYSTEMS

The Company has identified five internal systems that are used for business transaction processing as being critical to the uninterrupted operation of the business. All five systems are presently Year 2000 compliant.

VENDORS

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

PRODUCTS

Testing of current releases of Cognex products is complete and has confirmed that Cognex's core vision functionality is not date-sensitive or dependent on date fields and is therefore Year 2000 compliant. The Company's Year 2000 product compliance verification methodology consisted of a review of the source code and functional testing of current releases of Cognex products, which are believed to be representative of prior releases as well. Based on similarities in the source code for current and prior releases of Cognex products and the fact that Cognex's core vision functionality is not date-sensitive or dependent on date fields, the Company believes that prior releases of its products are Year 2000 compliant. The Company does not intend to conduct functionality testing of prior releases of Cognex products. Year 2000 compliance verification included examination of the 1999/2000 date rollover, date-sensitive functionality with the Year 2000, and leap year compliance.

COSTS

Costs incurred in the Company's Year 2000 compliance effort are expensed as incurred and funded with cash generated from operations. These costs are included in the normal, recurring costs incurred for product development and systems maintenance and are not material to the Company's results of operations.

RISKS

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

CONTINGENCY PLAN

As part of its contingency planning effort, the Company has identified its core business processes that are vital to the Company such that a Year 2000 failure would have a significant impact on the Company's ability to conduct business. The Company has also identified measures within its control to minimize the impact of a Year 2000 failure. A contingency plan has been finalized that outlines the actions to be taken in the event of a Year 2000 failure to enable the Company to resume operations. The components of this plan include utilizing manual records and processes, securing critical materials for January product shipments in December, and securing alternative vendors and backup systems.

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




DATE:  November 12, 1999        COGNEX CORPORATION



                                /s/ Richard A. Morin
                                --------------------------------------------
                                Richard A. Morin
                                Executive Vice President of Finance,
                                Chief Financial Officer, and Treasurer
                                (duly authorized officer, principal financial and accounting officer)