Form 10-K
period 1999-12-31
COGNEX CORP
filed 2000-03-24
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark One)
     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or
                                               -----------------

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
to                                                  --------------------------
   --------------------------

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

                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
         -------------------------------------------------------------
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 27, 2000: $1,911,742,000
                                              --------------

        $.002 par value common stock outstanding as of February 27, 2000:
                               42,542,247 shares
                               -----------------

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders to be held on May 8, 2000, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on page 18.

================================================================================

                       COGNEX CORPORATION ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

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

   PART IV
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

The Company's results are subject to certain risks and uncertainties. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from current results and actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to considerations described in the section captioned "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 14 of the Annual Report to Stockholders for the year ended December 31, 1999, which is Exhibit 13 hereto, and is incorporated herein by reference, as well as considerations included in other documents filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS

CORPORATE PROFILE

     Cognex(R) Corporation ("Cognex" or the "Company," each of which term includes, unless the context indicates otherwise, Cognex Corporation and its subsidiaries) was incorporated in Massachusetts in 1981. Its principal executive offices are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.

     The Company designs, develops, manufactures, and markets machine vision systems that are used to automate a wide range of manufacturing processes where vision is required. Cognex machine vision systems consist of two primary elements: a computer, which serves as a "machine vision engine," and software that processes and analyzes images. When connected to a video camera, the machine vision system captures images and extracts information, which determines appropriate action for other equipment in the manufacturing process.

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

  GAUGING
  -------------

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

     Emphasizing high value-added products and applications is important to the Company's strategy because not every segment of the machine vision market offers opportunity for sustained profitability. High value-added is realized in the Company's products in several ways. The primary value-added is derived from offering unique vision software algorithms that solve challenging problems better than competing products. The other major mode of realizing high value-added is by offering products which are complete solutions to known problems, incorporating all of the necessary vision software, applications software, hardware, and electro-optics. Both modes of realizing high value-added require the Company to maintain an industry-leading level of investment in research, development, and engineering.

     Within the factory automation market, the Company has tailored its product offerings to match the characteristics of its two customer types: OEMs and end users. Historically, OEMs have been the source of the majority of the Company's revenue. However, the Company believes that end users have the potential in the long term to generate more revenue than OEMs. Consequently, the Company has invested in developing and acquiring products that meet the needs of end users and in developing a strong worldwide direct sales and support infrastructure. The Company will continue to invest in both customer types, defending its strong position in the OEM market while expanding in the end-user market.

     The Company has historically pursued a global business strategy, investing in building a strong direct presence in North America, Japan, Europe, and Southeast Asia. In 1999, approximately 69% of the Company's revenue came from customers based outside of the United States. In all of these regions, the Company is acknowledged to be a leading machine vision supplier. The Company intends to continue to invest in the expansion of direct sales and support in these regions.

     The factory automation market for machine vision is comprised of many market niches defined by differing application requirements, industries, and cost/performance criteria. The Company's business strategy includes selective expansion into other industrial machine vision applications through the internal development of new products and the acquisition of companies and technologies. The Company's acquisitions include Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification; Isys Controls, Inc., a developer of high-performance machine vision systems for high-speed surface inspection; Mayan Automation, Inc., a developer of intelligent camera-based machine vision systems for surface inspection; and certain technology of Rockwell Automation's Allen-Bradley machine vision business, which supplied machine vision systems to end users.

PRODUCTS

     The Company designs, develops, manufactures, and markets a wide range of machine vision products. These products include modular vision systems that are used to control the manufacturing of discrete items, such as semiconductor chips, cellular phones, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing process. The Company's product offerings also include surface inspection vision systems that are used to inspect surfaces of materials that are manufactured in a continuous fashion, such as plastics, metals, and paper, to ensure that there are no flaws or defects on the surfaces.

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

     GENERAL-PURPOSE SYSTEMS

     Vision Software Library

     The Company offers an extensive library of vision software which includes both low-level image processing software and high-level image analysis tools. The image processing software prepares the image for accurate analysis and the image analysis tools extract information about the image to locate, measure, and identify objects, characters, and codes. In 1997, the Company introduced PatMax(R), a pattern location tool that can locate with very high accuracy objects that vary in size and orientation or whose appearance is degraded. In 1998, the Company introduced PatInspect(TM), a vision software tool that combines high-accuracy part location and defect detection capabilities in a single vision operation and detects flaws along the edges or boundary regions of objects. In early 2000, the Company introduced a new tool called PatFind(TM) for the In-Sight(TM) 2000 product. PatFind is a part location tool based on the Company's industry-leading Search and PatMax software technologies.

     MVS-8000 product family

     The MVS-8000 product family of programmable machine vision systems combines Cognex's unique algorithms with Intel's new MMX instruction set. Prior to the MVS-8000 product family, all of the Company's software ran on its own proprietary hardware that was based on the Motorola 68k line of microprocessors. The MVS-8100 Series features a PCI bus-mastering frame grabber for high-speed image transfer from the video camera to the host PC for processing and display. The MVS-8200 Series of embedded CPU machine vision systems enable all vision processing to occur on-board, freeing the PC to perform other tasks. The MVS-8000 product family features Cognex's new Object Manager Interface (OMI), which provides a graphical user interface to each tool in the Cognex vision software library.

     The MVS-8000 product family is sold primarily to OEMs located in North America and Japan who integrate the machine vision systems into manufacturing equipment for the semiconductor and electronics industries. These machine vision systems are also sold to system integrators located principally in North America, Japan, Europe, and Southeast Asia who integrate the vision systems into manufacturing equipment for the factory floor in industries ranging from automotive to consumer products.

     Checkpoint product family

     Checkpoint(R) is a family of PC-based machine vision systems for complex precision guidance, gauging, and defect inspection applications. Although Checkpoint features a graphical user interface, it does require some knowledge of programming and machine vision to configure a vision application. Deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines. Checkpoint is ideal for vision applications requiring multiple cameras or color image analysis.

     Checkpoint is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries, such as manufacturers of medical devices, automotive parts, disposable consumer goods, and electronic components.

     In-Sight 2000

     In early 2000, the Company entered the fast-growing market for low-cost vision sensors with its new In-Sight 2000 product. In-Sight is an innovative, low-cost machine vision sensor that provides Cognex's industry-leading vision technology in an affordable, stand-alone package that does not require programming skills or a PC to deploy. Because In-Sight is so compact and affordable, it can be deployed in multiple points throughout the manufacturing process where value is being added. In-Sight includes a comprehensive library of Cognex vision software tools, including the new PatFind part location tool, and an easy-to-use vision spreadsheet environment enabling anyone with basic spreadsheet skills to configure a vision application. Users navigate through the spreadsheet with a hand-held control pad.

     In-Sight is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in similar industries to the Checkpoint product family.

     Other General-Purpose Systems

     The Company continues to offer programmable machine vision systems that run on its own proprietary hardware including the Cognex 4000 Series which plugs directly into a VME backplane, as well as the Cognex 5000 Series which runs on the PC.

     APPLICATION-SPECIFIC SYSTEMS

     The Company also offers a variety of application-specific systems that combine Cognex hardware and software to create a solution that is tailored to the particular requirements of certain vision applications. These products are sold to OEMs and end users worldwide. A partial list of application-specific systems is as follows:

     Surface Mount Device Placement Guidance Package (SMD PGP), when coupled with a Cognex 4000, 5000, or 8000 Series machine vision system, quickly and accurately locates fiducial marks on printed circuit boards for alignment, inspects the quality of surface mount devices, and then guides the placement of those devices onto printed circuit boards.

     acuReader(TM)/Optical Character Recognition (OCR) reads degraded serial numbers from semiconductor wafers with near 100% accuracy.

     acuReader/2D locates and decodes two-dimensional matrix codes. The two-dimensional codes are used as alternative marks for identifying wafers, integrated circuit packages, liquid crystal display (LCD) panels, pharmaceutical packages, and for small parts tracking applications.

     Ball Grid Array II (BGA) inspects BGA devices for missing, misplaced, or improperly formed solder balls.

     Fiducial Finder II locates fiducial or alignment marks on printed circuit boards for automatic printed circuit board alignment.

     DisplayInspect(TM) software inspects the small, high-resolution displays commonly found on cellular phones, pagers, medical test instruments, and other electronic devices.

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

     SmartView(TM) Modular Camera Network (MCN) detects, measures, and classifies defects on products made in continuous processes. SmartView MCN systems have a drag-and-drop Windows NT-based interface with some of the features previously only associated with high-end systems. In addition to providing flexibility, the systems offers more power than its predecessor, the Fine-Line(R) Intelligent Camera System, and has enabled the Company to expand into more complex applications, including the inspection of high-end plastics and non-wovens.

     SmartView Imaging Camera Network (icn), introduced in early 2000, detects, measures, and classifies defects on products made in continuous processes. SmartView icn has the same basic features as SmartView MCN systems and provides grayscale imaging capability to visualize the defects and visual quality of the inspected web or surface. SmartView icn also offers more power and expandability than SmartView MCN. SmartView icn will enable the Company to expand into more complex vision applications previously only achievable with iS systems.

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

     At December 31, 1999, the Company employed 163 professionals in R, D & E, most of whom are software developers. The Company's R, D & E expenses totaled $27,669,000, $24,662,000, and $22,481,000, or 18%, 20%, and 14% of revenue, in
1999, 1998, and 1997, respectively.

MANUFACTURING

     The majority of the Company's machine vision systems are manufactured at its Natick, Massachusetts headquarters. The Company's Natick manufacturing organization utilizes a turnkey manufacturing operation whereby the majority of component procurement, subassembly, final assembly, and initial testing are performed under agreement by third-party contractors. After the completion of initial testing, the third-party contractors deliver the products to the Company to perform final testing and assembly. The products provided by the third-party contractors are manufactured using specified components and assembly and test documentation created and controlled by the Company. Certain components purchased by the third-party contractors are presently available from a single source.

     The Company's iS High Performance Inspection systems, SmartView MCN systems, and SmartView icn systems are manufactured at its Alameda, California facility. The manufacturing processes at the Alameda facility consist of systems design, configuration management and control, component procurement, subassembly, integration and final test, quality control, and shipment. System installation and commissioning are performed by either the Company, its customers, or system integrators. Certain products are manufactured by third-party contractors using documentation created and controlled by the Company. Certain components are presently available from a single source.

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

     At December 31, 1999, the Company's direct sales and service force consisted of 155 professionals, including sales and application engineers. The majority of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent possible volume purchases and long-term relationships. Opportunities that represent single-unit sales or turnkey system requirements are identified by the sales engineer and turned over to an independent system integrator or OEM that uses the Company's products. The Company sells to OEMs, many of whom have entered or are expected to enter into volume discount contracts with the Company. These contracts are typically for one year and have associated delivery schedules.

     Sales to international customers represented approximately 69%, 63%, and 62% of revenue in 1999, 1998, and 1997, respectively. One customer based in Japan, Fuji America Corporation, accounted for approximately 13%, 14%, and 18% of revenue in 1999, 1998, and 1997, respectively. Information about operating segments and geographic areas, as well as foreign currency and related risk may be found in the Notes to the Consolidated Financial Statements, appearing on page 31 and pages 20 through 22 of the Annual Report to Stockholders for the year ended December 31, 1999, which is Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.

     The Company's support offerings include vision solutions consulting services, technical support, educational services, and product services. The Company's vision solutions consulting group provides, for a fee, services that range from a specific piece of programmed functionality to a completely integrated machine vision application. The technical support group consists of a team of vision experts ready to respond to questions that may arise while customers are developing or deploying a Cognex machine vision application. The educational services group offers a variety of product courses that are held at its Customer Education Center in Natick, Massachusetts, and at certain of its worldwide offices, as well as at customer facilities when required. The product services group offers a variety of software and hardware maintenance programs that provide updates on the latest software releases and new software vision tools.

PATENTS AND LICENSES

     Since the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, trademark, copyright, and trade secret protection to safeguard its competitive position. The Company has obtained 68 patents on various innovations in the field of machine vision technology and has over 100 pending patent applications. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. However, there can be no assurance that any of the above measures will be adequate to protect the proprietary technology of the Company. Effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

     The Company's trademark portfolio includes various common-law and registered marks, including but not limited to Cognex(R), acuReader(TM), Checkpoint(R), DisplayInspect(TM), Fine-Line(R), In-Sight(TM), PatMax(R), PatInspect(TM), PatFind(TM), and SmartView(TM). In addition, the Company has sought and obtained a number of trademark registrations outside of the United States. All third-party brand names, service marks, and trademarks referenced in this document are the property of their respective owners.

     The Company's software products are primarily licensed to customers pursuant to a license agreement that restricts the use of the products to the customer's purposes on a designated Cognex machine vision engine, as well as imposes strict limitations on the customer's use of the Company's trade secret, proprietary, and other confidential business information to which the customer may have access. The Company has made portions of the source code available to certain customers under very limited circumstances and for restricted uses. If source code is released to a customer, the customer is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance.

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

     In July 1998, the Partnership filed a lawsuit against 26 semiconductor device manufacturers asserting infringement upon numerous Lemelson patents including certain machine vision patents. Several of the defendants are users of the Company's products that were purchased primarily from the Company's OEM customers whose equipment incorporates such products. As a result of this action and the continuing assertions against other current and potential Cognex customers, the Company decided to initiate action against the Partnership in order to preserve its right to sell machine vision products without the threat of legal action against the Company or its customers. Accordingly, on September 23, 1998, the Company filed a complaint against the Partnership seeking a declaration that Lemelson's machine vision patents are invalid, unenforceable, and not infringed by either Cognex or by any users of Cognex products. The complaint was served on the Partnership on October 14, 1998. The Company refiled the lawsuit in Reno, Nevada on September 27, 1999, after the Judge in Massachusetts ruled that Massachusetts is not the proper jurisdiction. While the Company believes that Massachusetts is an appropriate jurisdiction, it decided not to appeal the Judge's decision but rather to refile in Nevada where several other Lemelson lawsuits are in progress and where no jurisdiction controversy exists. It will likely be several years before a decision is rendered by the Court. The Company cannot predict the outcome of this litigation or any similar litigation that may arise in the future, or the effect of such litigation on the financial results of the Company. The Company does not believe its products infringe any valid and enforceable claims of Lemelson's patents. Furthermore, the Partnership has stated that it is not the Company's products that infringe Lemelson's patents, but rather the use of those products by the Company's customers.

COMPETITION

     The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. Although the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are almost non-existent, primarily because of definitional confusion and a tendency toward double-counting of sales. The primary competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under real-world operating conditions, flexibility, programmability, and the availability of application support from the vendor. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to simpler guidance and gauging applications. The Company competes with the low-cost smart camera and image sensor solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its In-Sight 2000 product.

BACKLOG

     At December 31, 1999, the Company's backlog totaled $36,788,000, compared to $17,216,000 at December 31, 1998. Backlog reflects purchase orders for products scheduled for shipment within three months. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

EMPLOYEES

     At December 31, 1999, the Company employed 608 persons, including 272 in sales, marketing, and support activities; 163 in research, development, and engineering; 60 in manufacturing and quality assurance; and 113 in information technology, finance, and administration. Of the Company's 608 employees, 183 are located outside of the United States. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2: PROPERTIES

     In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as it's corporate headquarters. In 1997, the Company completed construction of a 50,000 square-foot addition to this building.

     In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently occupied with tenants who have lease agreements that expire at various dates through 2001, at which point, the Company may take occupancy of the building.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

     The following table sets forth the names, ages, and titles of the Company's executive officers at December 31, 1999:

NAME                 AGE   TITLE
----                 ---   -----

Robert J. Shillman   53    President, Chief Executive Officer, and Chairman of
                           the Board of Directors
Patrick Alias        54    Executive Vice President, Worldwide Sales and
                           Marketing
Glenn Wienkoop       52    Executive Vice President and Chief Operating Officer

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

                      OTHER MEMBERS OF THE MANAGEMENT TEAM

NAME              AGE   TITLE
----              ---   -----

E. John McGarry   43    Vice President and General Manager - Portland Operations
Richard Morin     50    Vice President of Finance, Chief Financial Officer,
                        and Treasurer
William Silver    46    Senior Vice President and Chief Technology Officer

Mr. Silver has been employed by the Company in his present or other capacities for no less than the past five years.

Mr. Morin joined the Company in 1999 after ten years as Chief Financial Officer for C&K Components, Inc., an international manufacturer of electronic components and security systems. Mr. Morin also served as Corporate Controller and Vice President of Finance for the Jamesbury Corporation. Mr. Morin is a Certified Public Accountant.

Mr. McGarry joined the Company in 1995 when the company he founded in 1991, Acumen, Inc., was acquired by Cognex. From 1991 to 1995, he served as President of Acumen, Inc., a developer of machine vision systems for semiconductor wafer identification.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 34, and the section captioned "Company Information," appearing on page 35 of the Annual Report to Stockholders for the year ended December 31, 1999, which is Exhibit 13 hereto, and is incorporated herein by reference.

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

ITEM 6: SELECTED FINANCIAL DATA

     Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 15 of the Annual Report to Stockholders for the year ended December 31, 1999, which is
Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 10 through 14 of the Annual Report to Stockholders for the year ended December 31, 1999, which is Exhibit 13 hereto, and is incorporated herein by reference.

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

     Outstanding forward foreign exchange contracts in Japanese yen at December 31, 1999 mature within six months. Indicators as of February 18, 2000, show that the dollar is expected to strengthen against the yen by June 30, 2000, to approximately 116 yen/USD. The hypothetical gain in cash flows of these yen forward contracts is estimated to be $2,345,000 using these assumptions.

     The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at December 31, 1999 due to the short maturities of these instruments.

     The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available-for-sale. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

     The following table (dollars in thousands) presents hypothetical changes in fair value in the Company's financial instruments at December 31, 1999 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points ("BP") and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market value of the principal plus accrued interest and dividends of certain interest-rate-sensitive securities at December 31, 1999.

                               Valuation of securities given        No change in        Valuation of securities given an
  Type of security               an interest rate decrease         interest rates            interest rate increase
------------------------------------------------------------------------------------------------------------------------
                                 (100 BP)           (50 BP)                             50 BP                   100 BP
------------------------------------------------------------------------------------------------------------------------
Municipal obligations
with contractual               $ 202,881           $ 201,862       $ 200,608          $ 199,471               $ 198,335
maturities no greater
than 3 years

     A 50 BP move in the Federal Funds Rate has occurred in nine of the last 40 quarters. There has not been a 100 BP movement in the Federal Funds Rate in any of the last 40 quarters.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item, which includes the consolidated financial statements and notes thereto, report of independent accountants, and supplementary data, may be found on pages 15 through 34 of the Annual Report to Stockholders for the year ended December 31, 1999, which is Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting or financial disclosure during 1999 or 1998.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders to be held on May 8, 2000. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant," appearing in Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders to be held on May 8, 2000. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders to be held on May 8, 2000. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          The following consolidated financial statements of Cognex Corporation and the report of independent accountants relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is Exhibit 13 hereto, and is incorporated herein by reference:

               Report of Independent Accountants

               Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

               Consolidated Balance Sheets at December 31, 1999 and 1998

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

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

(b)       Reports on Form 8-K

          There were no Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COGNEX CORPORATION

                             /s/ Robert J. Shillman
                             ----------------------
                             Robert J. Shillman
                             (President, Chief Executive Officer,
                             and Chairman of the Board of Directors)
                             March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                            Date
---------                      -----                                            ----
/s/ Robert J. Shillman         President, Chief Executive Officer,              March 24, 2000
--------------------------     and Chairman of the Board of Directors
Robert J. Shillman             (principal executive officer)

/s/ Richard Morin              Vice President of Finance, Chief Financial       March 24, 2000
--------------------------     Officer, and Treasurer
Richard Morin                  (principal financial and accounting officer)

/s/ Jerald Fishman             Director                                         March 24, 2000
--------------------------
Jerald Fishman

/s/ William Krivsky            Director                                         March 24, 2000
--------------------------
William Krivsky

/s/ Anthony Sun                Director                                         March 24, 2000
--------------------------
Anthony Sun

/s/ Reuben Wasserman           Director                                         March 24, 2000
--------------------------
Reuben Wasserman

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Cognex Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 27, 2000 in the 1999 Annual Report to Stockholders of Cognex Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Boston, Massachusetts                             /s/ PricewaterhouseCoopers LLP
January 27, 2000

                                                                     SCHEDULE II

                               COGNEX CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                ADDITIONS
                                                      ------------------------------
                                        BALANCE AT     CHARGED TO     CHARGED TO                         BALANCE
                                        BEGINNING      COSTS AND        OTHER                           AT END OF
DESCRIPTION                             OF PERIOD       EXPENSES       ACCOUNTS          DEDUCTIONS       PERIOD
-------------------------------------  -------------  -------------  ---------------  --------------  ------------
                                                                                                                  -

Allowance for Doubtful Accounts
-------------------------------
  1999                                      $2,583        $ 1,050             -          $  (797)  (a)      $2,836
  1998                                       1,940          1,245             -             (602)  (a)       2,583
  1997                                         968          1,268             -             (296)  (a)       1,940

Reserve for Inventory Obsolescence
----------------------------------
  1999                                      $2,860        $ 1,545             -          $  (450)  (b)      $3,955
  1998                                       1,873            992             -               (5)  (b)       2,860
  1997                                       2,273            278             -             (678)  (b)       1,873

(a) Specific write-offs
(b) Specific dispositions

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------

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

      13 Annual Report to Stockholders for the year ended December 31, 1999 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

      21            Subsidiaries of the registrant *

      23            Consent of PricewaterhouseCoopers LLP *

      27 Financial Data Schedule for the year ended December 31, 1999 (electronic filing only) *


                    * Filed herewith