Form 10-Q
period 2000-04-02
COGNEX CORP
filed 2000-05-12
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 2, 2000 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _______________


                         COMMISSION FILE NUMBER 0-17869

                               COGNEX CORPORATION
             -----------------------------------------------------
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

                                 Yes  [X]    No  [ ]


     As of April 30, 2000, there were 42,962,851 shares of Common Stock, $.002 par value, of the registrant outstanding.

                            Total number of pages: 11
                       Exhibit index is located on page: 10

================================================================================

                                   INDEX

   PART I          FINANCIAL INFORMATION

   Item 1.         Financial Statements

                   Consolidated Statements of Income for the three months ended
                    April 2, 2000 and April 4, 1999
                   Consolidated Balance Sheets at April 2, 2000 and December
                    31, 1999
                   Consolidated Statement of Stockholders' Equity for the three months ended April 2, 2000
                   Consolidated Statements of Cash Flows for the three months ended April 2, 2000 and April 4, 1999
                   Notes to Consolidated Financial Statements

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

   Item 3.         Defaults Upon Senior Securities

   Item 4.         Submission of Matters to a Vote of Security Holders

   Item 5.         Other Information

   Item 6.         Exhibits and Reports on Form 8-K

                   Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                      THREE MONTHS ENDED
                                                                                    APRIL 2,         APRIL 4,
                                                                                      2000             1999
                                                                                    --------         --------
                                                                                          (UNAUDITED)
Revenue......................................................................       $54,495          $27,485

Cost of revenue..............................................................        13,918            8,728
                                                                                    -------          -------
Gross profit.................................................................        40,577           18,757

Research, development, and engineering expenses..............................         7,312            6,534

Selling, general, and administrative expenses................................        12,639            9,768
                                                                                    -------          -------
Operating income.............................................................        20,626            2,455

Investment income............................................................         1,821            1,578

Other income.................................................................           218              161
                                                                                    -------          -------
Income before provision for income taxes.....................................        22,665            4,194

Provision for income taxes...................................................         7,253            1,090
                                                                                    -------          -------
Net income...................................................................       $15,412          $ 3,104
                                                                                    =======          =======
Net income per common and common-equivalent share:

    Basic....................................................................       $   .36          $   .08
                                                                                    =======          =======
    Diluted..................................................................       $   .34          $   .07
                                                                                    =======          =======

Weighted-average common and common-equivalent shares outstanding:

    Basic....................................................................        42,409           40,307
                                                                                    =======          =======
    Diluted..................................................................        45,645           43,371
                                                                                    =======          =======


        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     APRIL 2,      DECEMBER 31,
                                                                                       2000           1999
                                                                                    -----------    ------------
                                                                                    (UNAUDITED)
   ASSETS
   Current assets:
        Cash and investments....................................................      $229,809       $216,947
        Accounts receivable, less reserves of $2,569 and $2,836 in 2000
          and 1999, respectively................................................        32,217         28,742
        Inventories.............................................................        12,526         10,872
        Deferred income taxes...................................................         6,082          6,082
        Prepaid expenses and other..............................................         8,597          6,149
                                                                                      --------       --------
            Total current assets................................................       289,231        268,792

   Property, plant, and equipment, net..........................................        32,165         31,857
   Deferred income taxes........................................................         7,051          7,051
   Other assets.................................................................        19,204          7,122
                                                                                      --------       --------
                                                                                      $347,651       $314,822
                                                                                      ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Accounts payable........................................................      $  5,469       $  4,237
        Accrued expenses........................................................        15,315         18,536
        Accrued income taxes....................................................         8,260          7,470
        Customer deposits.......................................................         3,115          2,714
        Deferred revenue........................................................         4,947          4,508
                                                                                      --------       --------
            Total current liabilities...........................................        37,106         37,465
                                                                                      --------       --------
   Other liabilities............................................................           719            733

   Stockholders' equity:
        Common stock, $.002 par value -
          Authorized: 120,000,000 shares, issued: 45,236,454 and
          44,220,434 shares in 2000 and 1999, respectively......................            90             88
        Additional paid-in capital..............................................       140,172        122,522
        Treasury stock, at cost, 2,383,106 and 2,381,032 shares in 2000
          and 1999, respectively................................................       (43,633)       (43,550)
        Retained earnings.......................................................       212,428        197,016
        Accumulated other comprehensive income..................................           769            548
                                                                                      --------       --------
            Total stockholders' equity..........................................       309,826        276,624
                                                                                      --------       --------
                                                                                      $347,651       $314,822
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

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                            ACCUMULATED
                                 COMMON STOCK    ADDITIONAL    TREASURY STOCK                  OTHER                       TOTAL
                               -----------------  PAID-IN   -------------------   RETAINED COMPREHENSIVE COMPREHENSIVE STOCKHOLDERS'
                               SHARES  PAR VALUE  CAPITAL    SHARES       COST    EARNINGS     INCOME        INCOME       EQUITY
                             --------- --------- ---------- -------------------   -------- ------------- ------------- -------------
Balance at December
  31, 1999.................. 44,220,434   $ 88   $122,522   2,381,032  $(43,550)  $197,016     $548                      $276,624

 Issuance of common stock
  under stock option plans..  1,016,020      2     11,150                                                                  11,152

 Tax benefit from exercise
  of stock options..........                        6,500                                                                   6,500

 Common stock received for
  payment of stock option
  exercises.................                                    2,074       (83)                                              (83)

 Comprehensive income:

   Net income...............                                                        15,412                  $15,412        15,412
   Unrealized gain on
    investment, net of tax..                                                                    310             310           310
   Foreign currency
    translation adjustment..                                                                    (89)            (89)          (89)
                                                                                                            -------
   Comprehensive income.....                                                                                $15,633
                              ----------  ----   --------  ----------  --------   --------     ----         =======      --------
Balance at April 2, 2000
 (unaudited)................  45,236,454  $ 90   $140,172   2,383,106  $(43,633)  $212,428     $769                      $309,826
                              ==========  ====   ========  ==========  ========   ========     ====                      ========



        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         THREE MONTHS ENDED
                                                                                      APRIL 2,          APRIL 4,
                                                                                        2000              1999
                                                                                      --------          --------
                                                                                             (UNAUDITED)
Cash flows from operating activities:

     Net income..............................................................         $ 15,412          $  3,104
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.........................................            2,413             2,256
       Tax benefit from exercise of stock options............................            6,500               300
       Change in current assets and current liabilities......................           (8,272)            8,115
       Other.................................................................             (813)             (191)
                                                                                      --------          --------
     Net cash provided by operating activities...............................           15,240            13,584
                                                                                      --------          --------
Cash flows from investing activities:

     Purchase of investments.................................................          (33,512)          (28,412)
     Maturity of investments.................................................           24,206            19,409
     Purchase of property, plant, and equipment..............................           (1,633)             (717)
     Cash paid for business and technology acquisitions......................          (11,263)             (789)
                                                                                      --------          --------
     Net cash used in investing activities...................................          (22,202)          (10,509)
                                                                                      --------          --------

Cash flows from financing activities:

     Issuance of common stock under stock option plans.......................           11,069             2,047
                                                                                      --------          --------
     Net cash provided by financing activities...............................           11,069             2,047
                                                                                      --------          --------
Effect of exchange rate changes on cash......................................              (26)              351
                                                                                      --------          --------
Net increase in cash and cash equivalents....................................            4,081             5,473
Cash and cash equivalents at beginning of period.............................           48,665            27,807
                                                                                      --------          --------
Cash and cash equivalents at end of period...................................           52,746            33,280
Investments..................................................................          177,063           139,251
                                                                                      --------          --------
Cash and investments.........................................................         $229,809          $172,531
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

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at April 2, 2000, and the results of operations and changes in stockholders' equity and cash flows for the three months then ended.

          The results disclosed in the Consolidated Statements of Income for the three months ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

   INVENTORIES

   Inventories consist of the following:


   (In thousands)                                     April 2,      December 31,
                                                       2000            1999
                                                      --------      ------------
   Raw materials..................................    $ 6,054         $ 5,451
   Work-in-process................................      2,662           1,987
   Finished goods.................................      3,810           3,434
                                                      -------         -------
                                                      $12,526         $10,872
                                                      =======         =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NET INCOME PER SHARE

   Net income per share is calculated as follows:


   (In thousands)                                                                     THREE MONTHS ENDED
                                                                                    APRIL 2,       APRIL 4,
                                                                                      2000           1999
                                                                                    --------       --------

  Net income.................................................................       $ 15,412        $ 3,104
                                                                                    ========        =======
  BASIC:

      Weighted-average common shares outstanding.............................         42,409         40,307
                                                                                    ========        =======

      Net income per common share............................................       $    .36        $   .08
                                                                                    ========        =======
  DILUTED:

      Weighted-average common shares outstanding.............................         42,409         40,307
      Effect of dilutive securities:
         Stock options.......................................................          3,236          3,064
                                                                                    --------        -------
      Weighted-average common and common-equivalent shares outstanding.......         45,645         43,371
                                                                                    ========        =======
      Net income per common and common-equivalent share......................       $    .34        $   .07
                                                                                    ========        =======


   ACQUISITION OF KOMATSU LTD. MACHINE VISION BUSINESS

   On March 31, 2000, the Company acquired selected assets of the machine vision business of Komatsu Ltd. for $11,200,000 in cash, with the potential for additional cash payments in 2002 totaling up to $8,000,000 depending upon certain performance criteria. The purchase price was allocated as follows:
   $297,000 to tangible equipment, to be depreciated in accordance with the Company's depreciation policy; $400,000 to workforce, to be amortized over two years; $2,462,000 to complete technology, to be amortized over five years; and $8,041,000 to goodwill, also to be amortized over five years. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill to be amortized over the remaining period of expected benefit.

   The acquisition was accounted for under the purchase method of accounting. As a result of the proximity of the acquisition date to the end of the quarter, the results of operations of the acquired business were not included in the first quarter. The results of operations of the acquired business were not material compared to the Company's consolidated results of operations, and therefore, pro forma results are not presented.

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Revenue for the first quarter of 2000 was $54,495,000, compared to $27,485,000 for the first quarter of 1999. The increase of $27,010,000, or 98%, is due to a higher volume of machine vision systems sold to both Original Equipment Manufacturers (OEM) and end-user customers. The Company's results in the first quarter of 1999 were negatively impacted by a worldwide slowdown in capital spending by manufacturers in the semiconductor and electronics industries. Sales to OEM customers, most of whom make capital equipment used by manufacturers in these industries, increased $19,633,000, or 141%, over the first quarter of 1999. Sales to end-user customers increased over the prior year by $7,377,000, or 55%, as a result of increased volume from customers in general manufacturing and surface inspection industries.

   Geographically, the most significant increase in revenue over the first quarter of 1999 came from Japan, where most of the Company's OEM customers are located. Sales to customers located in Japan increased $13,880,000, or 144%, over the prior year. Sales to customers located in the United States and Europe increased $8,883,000, or 94%, and $2,935,000, or 37%, respectively, over the first quarter of 1999.

   Based on strong order levels in both the OEM and end-user markets experienced during the first quarter of 2000, the Company anticipates sequential revenue growth to continue for the remainder of 2000.

   The gross margin for the first quarter of 2000 was 74%, compared to 68% for the first quarter in 1999. The increase in the gross margin is due primarily to manufacturing efficiencies that resulted from a significant increase in product sales without a corresponding increase in manufacturing overhead.

   Research, development, and engineering expenses for the first quarter of 2000 were $7,312,000, compared to $6,534,000 for the first quarter of 1999. The increase of $778,000, or 12%, is due primarily to higher personnel-related costs to support the Company's continued investment in the development of new and existing products. Expenses as a percentage of revenue declined from 24% in 1999 to 13% in 2000 as a result of revenue increasing at a faster rate than spending. The Company anticipates that aggregate expenses will continue to increase in 2000 due to planned continuing investment in product development.

   Selling, general, and administrative expenses for the first quarter of 2000 were $12,639,000, compared to $9,768,000 for the first quarter in 1999. The increase of $2,871,000, or 29%, is due primarily to higher personnel-related costs to support the Company's expanding worldwide operations. Expenses as a percentage of revenue declined from 36% in 1999 to 23% in 2000 as a result of revenue increasing at a faster rate than spending. The Company anticipates that aggregate expenses will continue to increase in 2000 due to additional resources required to support the anticipated higher level of demand and to further penetrate the end-user market.

   Investment income for the first quarter of 2000 was $1,821,000, compared to $1,578,000 for the first quarter in 1999. The increase of $243,000, or 15%, is due primarily to a higher average invested cash balance in 2000.

   The Company's effective tax rate for the first quarter of 2000 was 32%, compared to 26% for the first quarter of 1999. The increase in the effective tax rate is due primarily to the higher operating income in 2000 and the diminishing effect of tax-free investment income.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements during the first quarter of 2000 were met through cash generated from operations. Cash and investments increased $12,862,000 from December 31, 1999 primarily as a result of $15,240,000 of cash generated from operations and $11,069,000 of proceeds from the issuance of common stock under stock option plans, offset by $11,200,000 of cash paid for the machine vision business of Komatsu Ltd. Capital expenditures for the first quarter of 2000 totaled $1,633,000 and consisted primarily of expenditures for computer hardware and software, as well as expenditures for furniture and leasehold improvements to expand the company's facilities in Japan.

   The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 2000, including existing and potential future business acquisitions.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the second quarter of the fiscal year beginning after December 15, 1999. The Company does not expect the application of SAB No. 101 to have a material impact on its results of operations or financial position.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN
   44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

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


DATE:  May 12, 2000                 COGNEX CORPORATION



                                    /s/ Richard A. Morin
                                    --------------------------------------------
                                    Richard A. Morin
                                    Vice President of Finance, Chief Financial
                                    Officer, and Treasurer
                                    (principal financial and accounting officer)