Form 10-Q
period 2000-07-02
COGNEX CORP
filed 2000-08-11
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended July 2, 2000 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from___________ to _______________

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

     As of July 30, 2000, there were 43,306,365 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 11

================================================================================

                                      INDEX


PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Statements of Income for the three and six
                months ended July 2, 2000 and July 4, 1999
             Consolidated Balance Sheets at July 2, 2000 and December 31,
               1999
             Consolidated Statement of Stockholders' Equity for the
               six months ended July 2, 2000 Consolidated Condensed
             Statements of Cash Flows for the six months ended July 2,
               2000 and July 4, 1999
             Notes to Consolidated Financial Statements

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    -------------------   -------------------
                                                                     JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                                      2000       1999       2000       1999
                                                                    --------   --------   --------   --------
                                                                        (UNAUDITED)           (UNAUDITED)
Revenue .........................................................   $ 62,187   $ 35,271   $116,682   $ 62,756

Cost of revenue .................................................     16,160     10,942     30,078     19,670
                                                                    --------   --------   --------   --------

Gross profit ....................................................     46,027     24,329     86,604     43,086

Research, development, and engineering expenses .................      8,083      6,571     15,366     13,058

Selling, general, and administrative expenses ...................     14,593     10,680     27,170     20,440

Amortization of goodwill ........................................        553         54        644        109
                                                                    --------   --------   --------   --------

Operating income ................................................     22,798      7,024     43,424      9,479

Investment income ...............................................      2,486      1,500      4,307      3,078

Other income ....................................................        243        190        461        351
                                                                    --------   --------   --------   --------

Income before provision for income taxes ........................     25,527      8,714     48,192     12,908

Provision for income taxes ......................................      8,169      2,525     15,422      3,615
                                                                    --------   --------   --------   --------

Net income ......................................................   $ 17,358   $  6,189   $ 32,770   $  9,293
                                                                    ========   ========   ========   ========
Net income per share:
    Basic .......................................................   $     40   $    .15   $    .77   $    .23
                                                                    ========   ========   ========   ========
    Diluted .....................................................   $     38   $    .14   $    .71   $    .21
                                                                    ========   ========   ========   ========

Weighted-average common and common equivalent shares
  outstanding:
    Basic .......................................................     43,067     40,681     42,735     40,468
                                                                    ========   ========   ========   ========
    Diluted .....................................................     46,159     43,836     45,845     43,560
                                                                    ========   ========   ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      JULY 2,      DECEMBER 31,
                                                                                       2000           1999
                                                                                    -----------    ------------
                                                                                    (UNAUDITED)
   ASSETS
   Current assets:
        Cash and investments....................................................     $ 248,500       $216,947
        Accounts receivable, less reserves of $2,577 and $2,836 in 2000 and
           1999, respectively...................................................        39,075         28,742

        Inventories.............................................................        14,581         10,872
        Deferred income taxes...................................................         5,724          6,082
        Prepaid expenses and other..............................................        10,584          6,149
                                                                                    ----------       --------
            Total current assets................................................       318,464        268,792

   Property, plant, and equipment, net..........................................        33,312         31,857
   Deferred income taxes........................................................         7,051          7,051
   Other assets.................................................................        23,649          7,122
                                                                                     ---------       --------
                                                                                     $ 382,476       $314,822
                                                                                     =========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Accounts payable........................................................      $  7,536       $  4,237
        Accrued expenses........................................................        17,873         18,536
        Accrued income taxes....................................................        10,425          7,470
        Customer deposits.......................................................         3,097          2,714
        Deferred revenue........................................................         5,352          4,508
                                                                                      --------       --------
            Total current liabilities...........................................        44,283         37,465
                                                                                      --------       --------
   Other liabilities............................................................           985            733

   Stockholders' equity:
        Common stock, $.002 par value -
           Authorized: 140,000,000 shares, issued: 45,649,826 and 44,220,434
           shares in 2000 and 1999, respectively................................            91             88
        Additional paid-in capital..............................................       148,727        122,522
        Treasury stock, at cost, 2,365,442 and 2,381,032 shares in 2000 and
           1999, respectively...................................................      (42,678)       (43,550)
        Retained earnings.......................................................       229,786        197,016
        Accumulated other comprehensive income..................................         1,282            548
                                                                                      --------       --------
            Total stockholders' equity..........................................       337,208        276,624
                                                                                      --------       --------
                                                                                      $382,476       $314,822
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

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                            Accumulated
                                Common Stock      Additional    Treasury Stock                 Other                       Total
                             -------------------   Paid-in   -------------------- Retained Comprehensive Comprehensive Stockholders'
                              Shares   Par Value   Capital     Shares     Cost    Earnings    Income        Income        Equity
                             --------- ---------  ---------  ----------  -------- --------- ------------ ------------- -------------
Balance at December 31,
 1999....................... 44,220,434   $88     $122,522    2,381,032  $(43,550) $197,016  $  548                        $276,624

 Issuance of common stock
  under stock option and
  stock purchase plans......  1,429,392     3       16,205                                                                   16,208
 Tax benefit from exercise
  of stock  options.........                        10,000                                                                   10,000
 Common stock received for
  payment of stock option
  exercises.................                                      2,029       (80)                                              (80)
 Acquisition of Image
  Industries, Ltd...........                                    (17,619)      952                                               952
 Comprehensive income:
   Net income...............                                                         32,770                 $32,770          32,770
   Unrealized gain on
    investment, net of tax..                                                                    917             917             917
   Foreign currency
    translation adjustment..                                                                   (183)           (183)           (183)
   Comprehensive income.....                                                                                $33,504
                             ----------   ---     --------    ---------  --------  --------  ------         =======        --------
Balance at July 2, 2000
 (unaudited)................ 45,649,826   $91     $148,727    2,365,442  $(42,678) $229,786  $1,282                        $337,208
                             ==========   ===     ========    =========  ========  ========  ======                        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                SIX MONTHS ENDED
                                                                             ----------------------
                                                                              JULY 2,      JULY 4,
                                                                               2000         1999
                                                                             ---------    ---------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
     Net income ..........................................................   $  32,770    $   9,293
     Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization .....................................       5,832        4,449
       Tax benefit from exercise of stock options ........................      10,000        1,470
       Change in current assets and current liabilities ..................     (12,728)       9,791
       Other .............................................................      (1,072)        (128)
                                                                             ---------    ---------
     Net cash provided by operating activities ...........................      34,802       24,875
                                                                             ---------    ---------
Cash flows from investing activities:
     Purchase of investments .............................................     (78,458)     (61,236)
     Maturity of investments .............................................      40,728       39,062
     Purchase of property, plant, and equipment ..........................      (4,138)      (1,551)
     Cash paid for business and technology acquisitions,
               net of cash assumed .......................................     (11,932)        (864)
                                                                             ---------    ---------

     Net cash used in investing activities ...............................     (53,800)     (24,589)
                                                                             ---------    ---------

Cash flows from financing activities:
     Issuance of common stock under stock option and stock purchase plans       16,128        5,462
                                                                             ---------    ---------
     Net cash provided by financing activities ...........................      16,128        5,462
                                                                             ---------    ---------
Effect of exchange rate changes on cash ..................................         236          295
                                                                             ---------    ---------
Net (decrease) increase in cash and cash equivalents .....................      (2,634)       6,043
Cash and cash equivalents at beginning of period .........................      48,665       27,807
                                                                             ---------    ---------
Cash and cash equivalents at end of period ...............................      46,031       33,850
Investments ..............................................................     202,469      151,979
                                                                             ---------    ---------
Cash and investments .....................................................   $ 248,500    $ 185,829
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

          In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at July 2, 2000, and the results of operations for the three and six months ended July 2, 2000 and July 4, 1999, and changes in stockholders' equity and cash flows for the periods presented.

          The results disclosed in the Consolidated Statements of Income for the three and six months ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.



   INVENTORIES

   Inventories consist of the following:
   (In thousands)                                      JULY 2,     DECEMBER 31,
                                                        2000           1999
                                                     -----------   ------------
                                                     (UNAUDITED)

   Raw materials.............................            2,103       $  5,451
   Work-in-process...........................            3,692          1,987
   Finished goods............................            8,786          3,434
                                                      --------       --------
                                                      $ 14,581       $ 10,872
                                                      ========       ========

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NET INCOME PER SHARE

   Net income per share is calculated as follows:
   (In thousands)


                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           ------------------   ----------------
                                                           JULY 2,    JULY 4,   JULY 2,  JULY 4,
                                                            2000       1999      2000     1999
                                                           -------   -------   -------   -------
                                                              (UNAUDITED)        (UNAUDITED)

Net income .............................................   $17,358   $ 6,189   $32,770   $ 9,293
                                                           =======   =======   =======   =======
Basic:
    Weighted-average common shares outstanding .........    43,067    40,681    42,735    40,468
                                                           =======   =======   =======   =======
    Net income per common share ........................   $    40   $   .15   $   .77   $   .23
                                                           =======   =======   =======   =======

Diluted:
    Weighted-average common shares outstanding .........    43,067    40,681    42,735    40,468
    Effect of dilutive securities:
       Stock options ...................................     3,092     3,155     3,110     3,092
                                                           -------   -------   -------   -------
    Weighted-average common and common equivalent shares
       outstanding .....................................    46,159    43,836    45,845    43,560
                                                           =======   =======   =======   =======

    Net income per common and common equivalent share ..   $   .38   $   .14   $   .71   $   .21
                                                           =======   =======   =======   =======


   ACQUISITION OF KOMATSU LTD. MACHINE VISION BUSINESS

   On March 31, 2000, the Company acquired selected assets of the machine vision business of Komatsu Ltd. for $11,200,000 in cash, with the potential for additional cash payments in 2002 of up to $8,000,000 depending upon certain performance criteria. The purchase price was allocated as follows: $297,000 to tangible equipment, to be depreciated in accordance with the Company's depreciation policy; $400,000 to workforce, to be amortized over two years; $2,462,000 to complete technology, to be amortized over five years; and $8,041,000 to goodwill, also to be amortized over five years. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill to be amortized over the remaining period of expected benefit.

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


   ACQUISITION OF IMAGE INDUSTRIES, LTD.

   On April 20, 2000, the Company acquired all of the outstanding shares of Image Industries, Ltd. ("Image Industries"), a privately held manufacturer of low-cost machine vision systems located in the United Kingdom. The purchase price of $2,706,000 included $876,000 in cash at closing, $878,000 in cash to be paid out through 2002, and 17,619 shares of Cognex common stock, issued from treasury, with a fair value of $952,000. The purchase price was allocated as follows: $671,000 to tangible

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   net assets; $200,000 to workforce, to be amortized over five years; and $1,835,000 to goodwill, also to be amortized over five years.

   The acquisition was accounted for under the purchase method of accounting. Accordingly, Image Industries' results of operations have been included in the Company's consolidated results of operations since the date of the acquisition. Image Industries' historical results of operations were not material compared to the Company's consolidated results of operations, and therefore, pro forma results are not presented.


   OTHER ASSETS

   On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company invested $2,500,000 in the partnership and committed to a total investment of up to $25,000,000 over a ten-year period. The investment is recorded in "Other assets" on the Consolidated Balance Sheet and will be accounted for on a cost basis. A director of the Company is affiliated with Venrock Associates III, L.P.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Revenue for the three-month and six-month periods ended July 2, 2000 totaled $62,187,000 and $116,682,000, respectively, compared to $35,271,000 and
   $62,756,000 for the same periods in 1999, representing a 76% increase for the three-month period and an 86% increase for the six-month period. Comparing consecutive quarters, revenue increased 14% over the first quarter of 2000. The increase in revenue for the three-month and six-month periods ended July 2, 2000 over the same periods in 1999 is due to a higher volume of machine vision systems sold to both Original Equipment Manufacturers (OEM) and end-user customers. Sales to OEM customers increased $16,856,000, or 84%, over the three-month period in 1999 and $36,489,000, or 107%, over the six-month period in 1999. Sales to end-user customers increased $10,060,000, or 66%, over the three-month period in 1999 and $17,437,000, or 61%, over the six-month period in 1999.

   Based on strong order levels in both the OEM and end-user markets experienced in the first half of 2000, the Company anticipates continued revenue growth in the second half of 2000.

   Gross profit as a percentage of revenue for the three-month and six-month periods ended July 2, 2000 was 74% in both periods, compared to 69% for the same periods in 1999. The increase in the gross margin is due primarily to manufacturing efficiencies that resulted from a significant increase in product sales without a corresponding increase in manufacturing overhead.

   Research, development, and engineering expenses for the three-month and six-month periods ended July 2, 2000 were $8,083,000 and $15,366,000, respectively, compared to $6,571,000 and $13,058,000 for the same periods in 1999, representing a 23% increase for the three-month period and an 18% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in the development of new and existing products. Included in the incremental expenses are the operating costs associated with the acquisitions of the machine vision businesses of Komatsu, Ltd. and Image Industries. Expenses as a percentage of revenue were 13% for both the three-month and six-month periods in 2000, compared to 19% and 21% for the same periods in 1999. The decrease in expenses as a percentage of revenue is a result of revenue increasing at a faster rate than spending. The Company anticipates that aggregate expenses will continue to increase in 2000 due to planned investment in product development.

   Selling, general, and administrative expenses for the three-month and six-month periods ended July 2, 2000 were $14,593,000 and $27,170,000, respectively, compared to $10,680,000 and $20,440,000 for the same periods in 1999, representing a 37% increase for the three-month period and a 33% increase for the six-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's expanding worldwide operations. Included in the incremental expenses are the operating costs associated with the acquisitions of the machine vision businesses of Komatsu, Ltd. and Image Industries. Expenses as a percentage of revenue were 23% for both the three-month and six-month periods in 2000, compared to 30% and 33% for the same periods in 1999. Expenses as a percentage of revenue decreased as a result of revenue increasing at a faster rate than expenses. The Company anticipates that aggregate expenses will continue to increase in 2000 due to additional resources required to support the anticipated higher level of demand and to further penetrate the end-user market.

   Amortization of goodwill for the three-month and six-month periods ended July 2, 2000 was $553,000 and $644,000, respectively, compared to $54,000 and $109,000 for the same periods in 1999. The increase in amortization expense is due to goodwill recorded in 2000 associated with the purchase of the machine vision businesses of Komatsu, Ltd. and Image Industries.

   Investment income for the three-month and six-month periods ended July 2, 2000 was $2,486,000 and $4,307,000, respectively, compared to $1,500,000 and
   $3,078,000 for the same periods in 1999, representing a 66% increase for the three-month period and a 40% increase for the six-month period. The increase in investment income is primarily due to a higher average invested cash balance in 2000.

   The Company's effective tax rate for both the three-month and six-month periods ended July 2, 2000 was 32%, compared to 29% and 28% for the same periods in 1999. The increase in the effective tax rate is due primarily to the higher operating income in 2000 and the diminishing effect of tax-free investment income.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements during the six-month period ended July 2, 2000 were met through cash generated from operations. Cash and investments increased $34,053,000 from December 31, 1999 primarily as a result of $34,802,000 of cash generated from operations and $16,128,000 from the issuance of common stock under stock option and stock purchase plans, offset by $11,932,000 cash paid for business and technology acquisitions. Capital expenditures for the six-month period were $4,138,000 and consisted primarily of expenditures for computer hardware and software.

   The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 2000, including potential future business acquisitions.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101, as amended by SAB No. 101B, does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the fourth quarter of the fiscal year beginning after December 15, 1999. The Company is evaluating the accounting and disclosure requirements of SAB No. 101 and will report the effect, if any, in the fourth quarter of 2000.

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

                  None

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                  None

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Stockholders of Cognex Corporation held on May 8, 2000, the Stockholders elected Robert J. Shillman to serve as a Director for a term of three years. Jerald Fishman, William Krivsky, Anthony Sun, and Rueben Wasserman continued as Directors after the meeting. In addition, the Stockholders approved a proposal to amend the Articles of Organization of the Company to increase the number of shares of common stock which the Company has the authority to issue from 120,000,000 shares to 140,000,000 shares. The 39,486,671 shares represented at the meeting voted as follows. The election of Robert J. Shillman as Director, 39,139,049 votes for and 347,622 against; the amendment of the Articles of Organization; 37,770,568 votes for, 1,701,416 against, and 14,687 votes abstained.


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




   DATE:  August 11, 2000                  COGNEX CORPORATION



                                            /s/ Richard A. Morin
                                            -----------------------------------
                                            Richard A. Morin
                                            Vice President of Finance, Chief
                                            Financial Officer, and Treasurer
                                            (duly authorized officer, principal
                                            financial and accounting officer)

   August 11, 2000


   Securities and Exchange Commission
   Washington, D.C.  20549

   RE:   Cognex Corporation Quarterly Report on Form 10-Q
         Commission File No. 0-17869

   Ladies and Gentlemen:

   Pursuant to Regulation S-T, Cognex Corporation hereby submits for filing its Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

   Any questions or correspondence concerning this filing should be addressed to Richard A. Morin at Cognex Corporation (Telephone No. (508) 650-3000).


                                            Very truly yours,

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