Form 10-Q
period 2000-10-01
COGNEX CORP
filed 2000-11-14
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
     X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended OCTOBER 1, 2000 or

        Transition Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from
        to                                                  ------------------
           -----------------

                         COMMISSION FILE NUMBER 0-17869


                               COGNEX CORPORATION
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


           MASSACHUSETTS                                      04-2713778
   ------------------------------                         ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                                ONE VISION DRIVE
                        NATICK, MASSACHUSETTS 01760-2059
                                 (508) 650-3000
                    ------------------------------------------
                   (Address, including zip code, and telephone
                    number, including area code, of principal
                               executive offices)


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

     As of October 29, 2000, there were 43,376,615 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 13
                       Exhibit index is located on page 12

================================================================================

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Statements of Income for the three and nine months ended October 1, 2000 and October 3, 1999

            Consolidated Balance Sheets at October 1, 2000 and December 31,
              1999

            Consolidated Statement of Stockholders' Equity for the nine months ended October 1, 2000

            Consolidated Condensed Statements of Cash Flows for the nine months ended October 1, 2000 and October 3, 1999

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    -----------------------     -------------------------
                                                    OCTOBER 1,   OCTOBER 3,     OCTOBER 1,     OCTOBER 3,
                                                      2000         1999           2000          1999
                                                    ----------   ----------     ----------     ----------
                                                          (UNAUDITED)                 (UNAUDITED)


Revenue............................................ $67,960      $41,046        $184,642       $103,802

Cost of revenue....................................  17,402       11,949          47,480         31,619
                                                    -------      -------        --------       --------
Gross profit.......................................  50,558       29,097         137,162         72,183

Research, development, and engineering expenses....   8,265        7,555          23,631         20,614

Selling, general, and administrative expenses......  16,143       10,897          43,313         31,336

Amortization of goodwill...........................     555           66           1,199            175
                                                    -------      -------        --------       --------
Operating income...................................  25,595       10,579          69,019         20,058

Investment income..................................   2,624        1,667           6,931          4,745

Other income.......................................     297          206             758            557
                                                    -------      -------        --------       --------
Income before provision for income taxes...........  28,516       12,452          76,708         25,360

Provision for income taxes.........................   9,125        3,486          24,547          7,101
                                                    -------      -------        --------       --------
Net income......................................... $19,391      $ 8,966        $ 52,161       $ 18,259
                                                    =======      =======        ========       ========

Net income per share:
    Basic.......................................... $   .45      $   .22        $   1.22       $    .45
                                                    =======      =======        ========       ========
    Diluted........................................ $   .42      $   .20        $   1.14       $    .42
                                                    =======      =======        ========       ========

Weighted-average common and common equivalent
  shares outstanding:
    Basic..........................................  43,325       41,146          42,930         40,727
                                                    =======      =======        ========       ========
    Diluted........................................  45,833       44,348          45,843         43,868
                                                    =======      =======        ========       ========



       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     OCTOBER 1,    DECEMBER 31,
                                                        2000          1999
ASSETS                                               -----------   ------------
                                                            (UNAUDITED)
Current assets:
  Cash and investments..........................       $260,518      $216,947
  Accounts receivable, less reserves of $2,331
   and $2,836 in 2000 and 1999, respectively....         42,461        28,742
  Inventories...................................         18,811        10,872
  Deferred income taxes.........................          6,097         6,082
  Prepaid expenses and other....................         10,057         6,149
                                                       --------      --------
    Total current assets........................        337,944       268,792

  Property, plant, and equipment, net...........         32,673        31,857
  Deferred income taxes.........................          7,051         7,051
  Other assets..................................         31,826         7,122
                                                       --------      --------
                                                       $409,494      $314,822
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................       $  7,532      $  4,237
  Accrued expenses..............................         21,874        18,536
  Accrued income taxes..........................         11,634         7,470
  Customer deposits.............................          2,992         2,714
  Deferred revenue..............................          5,152         4,508
                                                       --------      --------
    Total current liabilities...................         49,184        37,465
                                                       --------      --------
  Other liabilities.............................            375           733

  Stockholders' equity:
   Common stock, $.002 par value -
     Authorized: 140,000,000 shares, issued:
     45,716,954 and 44,220,434
     shares in 2000 and 1999, respectively.......            91            88
   Additional paid-in capital....................       152,911       122,522
  Treasury stock, at cost, 2,365,387 and
     2,381,032 shares in 2000 and
     1999, respectively..........................       (42,676)      (43,550)
  Retained earnings..............................       249,177       197,016
  Accumulated other comprehensive income.........           432           548
                                                       --------      --------
    Total stockholders' equity...................       359,935       276,624
                                                       --------      --------
                                                       $409,494      $314,822
                                                       ========      ========




        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                       ACCUMULATED
                            COMMON STOCK     ADDITIONAL   TREASURY STOCK                  OTHER                          TOTAL
                         ------------------   PAID-IN     ---------------    RETAINED  COMPREHENSIVE  COMPREHENSIVE  STOCKHOLDERS'
                         SHARES   PAR VALUE   CAPITAL     SHARES     COST    EARNINGS     INCOME         INCOME          EQUITY
                         ------   ---------  ----------   ------     ----    --------  -------------  -------------  -------------

Balance at
 December 31, 1999...  44,220,434    $88     $122,522   2,381,032  $(43,550) $197,016      $548                         $276,624
 Issuance of common
   stock under stock
   option and stock
   purchase plans.....  1,496,520      3       17,089                                                                     17,092
 Tax benefit from
   exercise of stock
   options............                         13,300                                                                     13,300
 Common stock received
   for payment of stock
   option exercises....                                     1,974       (78)                                                 (78)
 Acquisition of Image
   Industries, Ltd.....                                   (17,619)      952                                                  952
 Comprehensive income:
   Net income..........                                                        52,161                    52,161           52,161
   Unrealized gain on
     investment, net of
     tax...............                                                                     284             284              284
   Foreign currency
     translation
     adjustment........                                                                    (400)           (400)            (400)
   Comprehensive income..                                                                               $52,045
                       ----------    ---     --------   ---------  --------  --------      ----         =======         --------
Balance at October 1,
  2000 (unaudited).... 45,716,954    $91     $152,911   2,365,387  $(42,676) $249,177      $432                         $359,935
                       ==========    ===     ========   =========  ========  ========      ====                         ========











       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                         NINE MONTHS ENDED
                                                    ---------------------------
                                                    OCTOBER 1,       OCTOBER 3,
                                                      2000             1999
                                                    ----------       ----------
                                                            (UNAUDITED)

Cash flows from operating activities:
  Net income.......................................  $ 52,161         $ 18,259
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization..................     8,889            6,996
    Tax benefit from exercise of stock options.....    13,300            2,394
    Change in current assets and current
      liabilities..................................   (15,555)          10,757
    Other..........................................      (968)             424
                                                     --------         --------
    Net cash provided by operating activities......    57,827           38,830
                                                     --------         --------

Cash flows from investing activities:
    Purchase of investments.......................   (100,569)         (79,542)
    Maturity of investments.......................     54,113           45,021
    Purchase of property, plant, and equipment....     (5,215)          (2,299)
    Cash paid for business and technology
      acquisitions, net of cash assumed...........    (22,181)          (1,624)
                                                     --------         --------
    Net cash used in investing activities.........    (73,852)         (38,444)
                                                     --------         --------
Cash flows from financing activities:
  Issuance of common stock under stock
    option and stock purchase plans...............     17,014            8,579
                                                     --------         --------

  Net cash provided by financing activities.......     17,014            8,579
                                                     --------         --------
Effect of exchange rate changes on cash...........        201             (738)
                                                     --------         --------
Net increase in cash and cash equivalents.........      1,190            8,227
Cash and cash equivalents at beginning of period..     48,665           27,807
                                                     --------         --------
Cash and cash equivalents at end of period........     49,855           36,034
Investments.......................................    210,663          164,628
                                                     --------         --------
Cash and investments..............................   $260,518         $200,662
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

     In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at October 1, 2000, and the results of its operations for the three and nine months ended October 1, 2000 and October 3, 1999, and changes in stockholders' equity and cash flows for the periods presented.

     The results disclosed in the Consolidated Statements of Income for the three and nine months ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

          .




INVENTORIES
-----------
Inventories consist of the following:
(In thousands)                                   OCTOBER 1,       DECEMBER 31,
                                                    2000              1999
                                                 ----------       ------------
                                                         (UNAUDITED)

Raw materials.............................        $ 2,364            $ 5,451
Work-in-process...........................          6,348              1,987
Finished goods............................         10,099              3,434
                                                  -------            -------
                                                  $18,811            $10,872
                                                  =======            =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE

Net income per share is calculated as follows:
(In thousands)

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                            ----------------------------    ----------------------------
                            OCTOBER 1,        OCTOBER 3,    OCTOBER 1,        OCTOBER 3,
                              2000              1999          2000              1999
                            ----------        ----------    ----------        ----------
                                   (UNAUDITED)                      (UNAUDITED)

Net income...........       $19,391           $ 8,966        $52,161            $18,259
                            =======           =======        =======            =======

BASIC:
  Weighted-average common
   shares outstanding..      43,325            41,146         42,930             40,727
                            =======           =======        =======            =======

  Net income per common
   share...............     $   .45           $   .22        $  1.22            $   .45
                            =======           =======        =======            =======

DILUTED:
  Weighted-average common
    shares outstanding....   43,325            41,146         42,930             40,727
  Effect of dilutive
   securities:
    Stock options.........    2,508             3,202          2,913              3,141
                            -------           -------        -------            -------
  Weighted-average common
    and common equivalent
    shares outstanding....   45,833            44,348         45,843             43,868
                            =======           =======        =======            =======


  Net income per common
    and common equivalent
    share.................  $   .42           $   .20        $  1.14            $   .42
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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired business have been included in the Company's consolidated results of operations since the date of the acquisition. The financial position and results of operations of the acquired business were not material compared to the Company's financial position and consolidated results of operations, and therefore, pro forma results are not presented.


ACQUISITION OF IMAGE INDUSTRIES, LTD.

On April 20, 2000, the Company acquired all of the outstanding shares of Image Industries, Ltd. ("Image Industries"), a privately held manufacturer of low-cost machine vision systems located in the United Kingdom. The purchase price of $2,706,000 included $876,000 in cash at closing, $878,000 in cash to be paid through 2002, and 17,619 shares of Cognex common stock, issued from treasury, with a fair value of $952,000. At October, 1 2000, $815,000 of the purchase price remained to be paid out in cash through 2002. The purchase price was allocated as follows: $671,000 to tangible net assets; $200,000

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



to workforce, to be amortized over five years; and $1,835,000 to goodwill, also to be amortized over five years.

The acquisition was accounted for under the purchase method of accounting. Accordingly, Image Industries' results of operations have been included in the Company's consolidated results of operations since the date of the acquisition. Image Industries' financial position and historical results of operations were not material compared to the Company's consolidated financial position and results of operations, and therefore, pro forma results are not presented.



ACQUISITION OF HONEYWELL INTERNATIONAL INC. WEB INSPECTION BUSINESS

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. ("Honeywell") for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that is contingent upon the resolution of certain performance criteria. There is the potential for an additional payment of up to $1,600,000 in 2002 also depending upon the resolution of certain performance criteria. As part of the agreement, the Company and Honeywell also formed an alliance in which the Company will provide its web inspection systems to Honeywell's customers in the pulp and paper industry worldwide. The purchase price was recorded as goodwill to be amortized over ten years. The contingent consideration will be recorded as additional goodwill in the period that the performance criteria are met and will be amortized over the remaining period of the expected benefit.

The acquisition was accounted for under the purchase method of accounting. As a result of the proximity of the acquisition date to the end of the quarter, the results of operations of the acquired business were not included in the third quarter. The financial position and results of operations of the acquired business were not material compared to the Company's consolidated financial position and results of operations, and therefore, pro forma results are not presented.

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

NEW PRONOUNCEMENTS

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

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 138, "Accounting for Certain Derivative Instruments -- An amendment of FAS 133" Accounting for Derivative Instruments and Hedging Activities". FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect FAS 138 to have a material impact on our financial position and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three-month and nine-month periods ended October 1, 2000 totaled $67,960,000 and $184,642,000, respectively, compared to $41,046,000 and
$103,802,000 for the same periods in 1999, representing a 66% increase for the three-month period and a 78% increase for the nine-month period. The increase in revenue is due to a higher volume of machine vision systems sold to both Original Equipment Manufacturers (OEM) and end-user customers in all geographic regions. Sales to OEM customers increased $16,041,000, or 60%, over the three-month period in 1999 and $52,534,000, or 87%, over the nine-month period in 1999. Sales to end-user customers increased $10,873,000, or 75%, over the three-month period in 1999 and $28,306,000, or 66%, over the nine-month period in 1999.

Comparing consecutive quarters, revenue increased $5,773,000, or 9%, over the second quarter of 2000. The sequential increase in revenue can be attributed to a higher volume of machine vision systems sold to the Company's Japanese OEM customers in the semiconductor and electronics industries. Based on current order levels the Company expects revenue to continue to increase sequentially and year-over-year for the fourth quarter.

Gross profit as a percentage of revenue for the three-month and nine-month periods ended October 1, 2000 was 74% in both periods, compared to 71% and 70%, respectively, for the same periods in 1999. The increase in the gross margin is due primarily to manufacturing efficiencies that resulted from a significant increase in product sales without a corresponding increase in manufacturing overhead.

Research, development, and engineering expenses for the three-month and nine-month periods ended October 1, 2000 were $8,265,000 and $23,631,000, respectively, compared to $7,555,000 and $20,614,000 for the same periods in 1999, representing a 9% increase for the three-month period and a 15% increase for the nine-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's continued investment in product development. Included in the incremental expenses are the operating costs associated with the acquisitions of the machine vision businesses of Komatsu, Ltd. and Image Industries. Expenses as a percentage of revenue were 12% and 13%, respectively, for the three-month and nine-month periods in 2000, compared to 18% and 20% for the same periods in 1999. The decrease in expenses as a percentage of revenue is a result of revenue increasing at a faster rate than spending. The Company anticipates that aggregate expenses will continue to increase in the fourth quarter due to planned investment in product development.

Selling, general, and administrative expenses for the three-month and nine-month periods ended October 1, 2000 were $16,143,000 and $43,313,000, respectively, compared to $10,897,000 and $31,336,000 for the same periods in 1999, representing a 48% increase for the three-month period and a 38% increase for the nine-month period. The increase in aggregate expenses is due primarily to higher personnel-related costs to support the Company's expanding worldwide operations and grow the Company's end-user business. Included in the incremental expenses are the operating costs associated with the acquisitions of the machine vision businesses of Komatsu, Ltd. and Image Industries. Expenses as a percentage of revenue were 24% and 23%, respectively, for the three-month and nine-month periods in 2000, compared to 27% and 30% for the same periods in 1999. Expenses as a percentage of revenue decreased as a result of revenue increasing at a faster rate than spending. The Company anticipates that aggregate expenses will continue to increase in the fourth quarter due to additional resources required further penetrate the end-user market.

Amortization of goodwill for the three-month and nine-month periods ended October 1, 2000 was $555,000 and $1,199,000, respectively, compared to $66,000 and $175,000 for the same periods in

1999. The increase in amortization expense is due to goodwill recorded in 2000 associated with the purchase of the machine vision businesses of Komatsu, Ltd. and Image Industries.

Investment income for the three-month and nine-month periods ended October 1, 2000 was $2,624,000 and $6,931,000, respectively, compared to $1,667,000 and
$4,745,000 for the same periods in 1999, representing a 57% increase for the three-month period and a 46% increase for the nine-month period. The increase in investment income is primarily due to a higher average invested cash balance in 2000.

The Company's effective tax rate for both the three-month and nine-month periods ended October 1, 2000 was 32%, compared to 28% for the same periods in 1999. The increase in the effective tax rate is due primarily to the higher operating income in 2000 and the diminishing effect of tax-free investment income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the nine-month period ended October 1, 2000 were met through cash generated from operations. Cash and investments increased $43,571,000 from December 31, 1999 primarily as a result of $57,827,000 of cash generated from operations and $17,014,000 from the issuance of common stock under stock option and stock purchase plans, offset by $22,181,000 cash paid for business and technology acquisitions. Capital expenditures for the nine-month period were $5,215,000 and consisted primarily of expenditures for computer hardware and software.

The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital and capital expenditure requirements through 2000, including potential future business acquisitions.

NEW PRONOUNCEMENTS

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

In June 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 138, "Accounting for Certain Derivative Instruments -- An amendment of FAS 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect FAS 138 to have a material impact on our financial position and results of operations.

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



DATE: November 14, 2000           COGNEX CORPORATION



                                  /s/ Richard A. Morin
                                  --------------------
                                  Richard A. Morin
                                  Vice President of Finance, Chief Financial
                                  Officer, and Treasurer (duly authorized
                                  officer, principal financial and accounting
                                  officer)