Form 10-K
period 2000-12-31
COGNEX CORP
filed 2001-03-26
CIK 851205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
      [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

      [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to
                                                   ------------    ------------

                         COMMISSION FILE NUMBER 0-17869

                               COGNEX CORPORATION
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                              04-2713778
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 25, 2001: $983,555,000

        $.002 par value common stock outstanding as of February 25, 2001:
                                43,472,063 shares

Documents incorporated by reference:
Specifically identified information in the Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference into Parts I and II hereof.

Specifically identified information in the definitive Proxy Statement for the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders to be held on April 26, 2001, is incorporated by reference into Part III hereof.

A list of Exhibits to this Annual Report on Form 10-K is located on page 19

                       COGNEX CORPORATION ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


                                      INDEX


PART I
ITEM 1.     BUSINESS
ITEM 2.     PROPERTIES
ITEM 3.     LEGAL PROCEEDINGS
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A. EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

PART II
ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
ITEM 6.     SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.    EXECUTIVE COMPENSATION
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                       PART I

The Company's results are subject to certain risks and uncertainties. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from current results and actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to considerations described in the section captioned "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 32 of the Annual Report to Stockholders for the year ended December 31, 2000, which is Exhibit 13 hereto, and is incorporated herein by reference, as well as considerations included in other documents filed with the Securities and Exchange Commission.

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

     Machine vision systems are used in a variety of industries including the semiconductor, electronics, automotive, consumer products, metals, plastics, and paper industries. Machine vision is important for applications in which human vision is inadequate due to fatigue, visual acuity, or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor or improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size of items being manufactured.

WHAT IS MACHINE VISION?

     In a typical machine vision application, a video camera positioned on the production line captures an image of the part to be inspected. The machine vision computer then uses sophisticated image analysis software to extract information from the image and provide an answer to a question. Cognex machine vision systems can answer four types of questions:

   QUESTION            DESCRIPTION                           EXAMPLE
   --------            -----------                           -------
   GUIDANCE

   Where is it?        Determining the exact physical        Determining the position of a printed circuit
                       location of an object.                board so that a robot can automatically be
                                                             guided to insert electronic components.

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


   GAUGING

   What size is it?    Determining the dimensions of an      Determining the diameter of a bearing prior
                       object.                               to final assembly.


     Once the machine vision system has processed the image and performed any necessary analysis, the result is then communicated to other equipment on the factory floor, such as an industrial controller, a robotic arm, a deflector that removes the part from the line, a positioning table that moves the part, or alternatively, to a computer file for analysis or subsequent process control. This process is repeated during the manufacturing process as product moves into position in front of the camera. Machine vision systems can perform inspections quickly enough to keep pace with machines that process thousands of items or material feet per minute, thus increasing both quality and productivity.

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

     End users are companies that manufacture products, such as spark plugs, cellular telephones, surgical staples, metals, and paper. While they may purchase capital equipment containing machine vision or hire a system integrator to build an inspection system, many end users choose to purchase machine vision directly for specific applications on their production lines. Unlike OEMs and system integrators, these customers typically have little or no computer programming or machine vision experience.

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

     The Company has historically pursued a global business strategy, investing in building a strong direct presence in North America, Japan, Europe, and Southeast Asia. In all of these regions, the Company is acknowledged to be a leading machine vision supplier. The Company intends to continue to invest in the expansion of direct sales and support in these regions. In 2000, approximately 69% of the Company's revenue came from customers based outside of the United States.

     The factory automation market for machine vision is comprised of many market niches defined by differing application requirements, industries, and cost/performance criteria. The Company's business strategy includes selective expansion into other industrial machine vision applications through the internal development of new products, as well as the acquisition of companies and technologies. In 2000, the Company completed three acquisitions, all targeted at expanding the Company's presence in the worldwide end-user marketplace. In March, the Company acquired selected assets of the machine vision business of Komatsu Ltd., a division of Komatsu based in Japan that developed application-specific machine vision systems for end users. In April, the Company acquired all of the outstanding shares of Image Industries Ltd., a privately-held, United Kingdom-based developer of low-cost vision sensors for end users. In September, the Company acquired selected assets of the web inspection business of Honeywell International's Roibox subsidiary, a Finland-based developer of machine vision systems for inspecting paper.

PRODUCTS

     The Company designs, develops, manufactures, and markets a wide range of machine vision products. These products include modular vision systems that are used to control the manufacturing of discrete items, such as semiconductor chips, cellular phones, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing process. The Company's product offerings also include surface inspection vision systems that are used to inspect surfaces of materials that are processed in a continuous fashion, such as plastics, metals, and paper, to ensure that there are no flaws or defects on the surfaces.

     Machine vision systems sold by the Company are defined as either general-purpose or application-specific products. General-purpose systems enable customers to solve a wide range of problems by selecting the tools necessary to solve their vision problem from the Company's vision software library, and then configuring their solution by utilizing a programmable language or point-and-click interface. Application-specific systems are "packaged" combinations of software and hardware that are designed to solve targeted problems.

     GENERAL-PURPOSE SYSTEMS

     Vision Software Library

     The Company offers an extensive library of vision software that includes both low-level image processing software and high-level image analysis tools. The image processing software prepares the image for accurate analysis and the image analysis tools extract information about the image to locate, measure, and inspect objects and identify characters and codes. The library includes PatMax(R), a pattern location tool that can locate with very high accuracy objects that vary in size and orientation or whose appearance is degraded. The library also includes PatInspect(R), a vision software tool that combines high-accuracy part location and defect detection capabilities in a single vision operation and detects flaws along the edges or boundary regions of objects. In early 2000, the Company introduced a new tool called PatFind(TM) for the In-Sight(TM) product line. PatFind is a part location tool based on the Company's industry-leading Search and PatMax software technologies.

     MVS-8000 Product Family

     The MVS-8000(TM) product family of programmable machine vision systems combines Cognex's unique algorithms with Intel's MMX instruction set. The MVS-8100 Series features PCI bus-mastering frame grabbers for high-speed image transfer from the video camera to the host PC for processing and display. The MVS-8200 Series of embedded CPU machine vision systems enable all vision processing to occur on-board, freeing the PC to perform other tasks.

     The MVS-8000 product family is sold primarily to OEMs located in North America, Japan, Europe, and Southeast Asia who integrate the machine vision systems into manufacturing equipment for the semiconductor and electronics industries. These machine vision systems are also sold to system integrators located principally in North America, Japan, Europe, and Southeast Asia who integrate the vision systems into manufacturing equipment for the factory floor in industries ranging from automotive to consumer products.

     Checkpoint Product Family

     Checkpoint(R) is a family of PC-based machine vision systems for complex precision guidance, gauging, and defect inspection applications. Checkpoint features a graphical user interface, and requires some knowledge of programming and machine vision to configure a vision application. Deployment of Checkpoint on the factory floor requires the services of trained system integrators to mechanically and electrically integrate Checkpoint into manufacturing lines.

     In mid 2000, the Company introduced Checkpoint II, the next-generation version of Checkpoint designed for high-performance, multi-camera guidance, gauging, and defect inspection applications. Checkpoint II features faster vision processing and expanded camera support.

     Checkpoint is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries, such as manufacturers of medical devices, automotive parts, disposable consumer goods, and electronic components.

     In-Sight Product Family

     In early 2000, the Company entered the fast-growing market for low-cost vision sensors with its new In-Sight(TM) product line, providing Cognex's industry-leading vision technology in an affordable, stand-alone package that does not require programming skills or a PC to deploy. The first product, the In-Sight 2000, is a general-purpose vision sensor designed for part location, measurement, identification, and assembly verification tasks.

     The Company introduced the In-Sight 3000 in late 2000 and the In-Sight 1000 in early 2001. Both products are general-purpose vision sensors with built-in Ethernet networking capability for remotely managing, monitoring, and controlling vision activity. The In-Sight 1000 combines a vision camera, software, and processing in a single, compact unit. The In-Sight 3000 is designed for more demanding applications and features a rugged vision processing unit and separate vision camera.

     In-Sight vision sensors are so affordable, they can be deployed in multiple points throughout the manufacturing process where value is being added. In-Sight vision sensors include a comprehensive library of Cognex vision software tools, including the PatFind part location tool and an easy-to-use vision spreadsheet environment enabling anyone with basic spreadsheet skills to configure a vision application.

     In-Sight is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in similar industries to the Checkpoint product family.

     Other General-Purpose Systems

     The Company continues to offer programmable machine vision systems that run on its own proprietary hardware including the Cognex 4000 Series which plugs directly into a VME backplane, as well as the Cognex 5000 Series which plugs into a PC.

     APPLICATION-SPECIFIC SYSTEMS

     The Company also offers a variety of application-specific systems that combine Cognex hardware and software to create a solution that is tailored to the particular requirements of certain vision applications. These products are sold to OEMs and end users worldwide. A partial list of application-specific systems is as follows:

     In-Sight 1010(TM), introduced in late 2000, is a compact, standalone, Ethernet-ready vision sensor designed specifically for reading 2D matrix and linear bar codes on parts.

     In-Sight 1700(TM), introduced in early 2001, is a compact vision sensor for identifying and tracking semiconductor wafers through the manufacturing process by reading 2D matrix, alphanumeric, and bar codes on wafers.

     SMD 4(TM), introduced in mid 2000, is Cognex's next-generation machine vision system for guiding the placement of surface mount devices onto printed circuit boards and other assemblies.

     BGA II(TM) inspects ball grid array devices for missing, misplaced, or improperly formed solder balls.

     Fiducial Finder II(TM) locates fiducial or alignment marks on printed circuit boards for automatic printed circuit board alignment.

     DisplayInspect(TM) software inspects the small, high-resolution displays commonly found on cellular phones, pagers, medical test instruments, and other electronic devices.

     iS(TM) High Performance Inspection Systems detect and classify defects in the most challenging surface inspection applications. iS systems are built from a family of hardware and software components which include proprietary line-scan cameras with motorized camera mounts, specialized lighting systems, ultra-high performance image processing boards, Unix workstations, and intelligent defect detection and classification software algorithms. iS systems can contain from one to sixty cameras and can be used to inspect webs up to 25 feet wide at speeds of up to 5,000 feet per minute. iS systems are primarily sold to producers of metals, specialized coated paper, and high-value non-woven materials.

     SmartView(TM) Imaging Camera Network (ICN), introduced in early 2000, detects, identifies, and presents an image of defects on products made in continuous processes. SmartView ICN provides greyscale imaging capability to visualize the defects as well as a visual quality snapshot of the inspected web or surface. SmartView ICN is a modular and scalable system on an open Microsoft NT platform that enables the Company to expand into more complex vision applications in paper, nonwovens, and metals previously only achievable with iS systems.

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

     At December 31, 2000, the Company employed 195 professionals in R, D & E, most of whom are software developers. The Company's R, D & E expenses totaled $33,341,000, $27,536,000, and $24,535,000, or 13%, 18%, and 20% of revenue, in
2000, 1999, and 1998, respectively.

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

     The Company's SmartView ICN and iS Inspection systems are manufactured at its Alameda, California facility. The manufacturing processes at the Alameda facility consists of systems design, configuration management and control, component procurement, subassembly, system integration, final test, quality control, and shipment. System installation and commissioning are performed by either the Company or its customers. Certain products are manufactured by third-party contractors using documentation created and controlled by the Company. Certain components are presently available from a single source.

SALES AND SUPPORT

     The Company primarily markets its products through a direct sales force in North America, Japan, Europe, and Southeast Asia. At December 31, 2000, the Company's direct sales and service force consisted of 225 professionals, including sales and application engineers. The majority of the Company's sales and service personnel have engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. They focus on potential customers that represent possible volume purchases and long-term relationships. Opportunities that represent single-unit sales or turnkey system requirements are identified by the sales engineer and turned over to an independent system integrator that uses the Company's products. The Company sells to OEMs, many of whom have entered or are expected to enter into volume discount contracts with the Company. These contracts are typically for one year and have associated delivery schedules.

     Sales to international customers represented approximately 69% of revenue in 2000 and 1999 and 63% of revenue in 1998. One customer based in Japan, Fuji America Corporation, accounted for approximately 10%, 13%, and 14% of revenue in 2000, 1999, and 1998, respectively. Information about operating segments and geographic areas, as well as foreign currency and related risk may be found in the Notes to the Consolidated Financial Statements, appearing on pages 53 through 54 and pages 40 through 44 of the Annual Report to Stockholders for the year ended December 31, 2000, which is Exhibit 13 hereto, and is incorporated herein by reference. Although international sales may from time to time be subject to federal technology export regulations, the Company to date has not suffered delays or prohibitions in sales to any of its foreign customers.

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

INTELLECTUAL PROPERTY

     Since the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, trademark, copyright, and trade secret protection to safeguard its competitive position. At December 31, 2000, the Company had obtained 99 patents on various innovations in the field of machine vision technology and had over 140 pending patent applications. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. There can be no assurance however, that any of the above measures will be adequate to protect the proprietary technology of the Company. Effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

     The Company's trademark and servicemark portfolio includes various registered marks, including but not limited to Cognex(R), Checkpoint(R), PatMax(R), and PasteInspect(R), as well as many common-law marks, including but not limited to, acuReader(TM), DisplayInspect(TM), PatFind(TM), and SmartView(TM). In addition, the Company has sought and obtained a number of trademark registrations outside of the United States. All third-party brand names, service marks, and trademarks referenced in this document are the property of their respective owners.

     The Company's software products are protected by various security schemes and are primarily licensed to customers pursuant to a license agreement that restricts the use of the products to the customer's purposes, as well as imposes strict limitations on the customer's use of the Company's trade secret, proprietary, and other confidential business information to which the customer may have access. The Company has made portions of the source code available to certain customers under very limited circumstances and for restricted uses. If source code is released to a customer, the customer is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance.

     Numerous users of the Company's products have received notice of patent infringement from the Lemelson Medical, Educational, & Research Foundation, Limited Partnership ("Partnership") alleging that their use of the Company's products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of the Partnership's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. Cognex disclaims liability with respect to such indemnification requests.

     In July 1998, the Partnership filed a lawsuit against 26 semiconductor device manufacturers asserting infringement upon numerous Lemelson patents including certain machine vision patents. Several of the defendants are users of the Company's products that were purchased primarily from the Company's OEM customers whose equipment incorporates such products. As a result of this action and the continuing assertions against other current and potential Cognex customers, the Company decided to initiate action against the Partnership in order to preserve its right to sell machine vision products without the threat of legal action against the Company or its customers. Accordingly, on September 23, 1998, the Company filed a complaint against the Partnership seeking a declaration that Lemelson's machine vision patents are invalid, unenforceable, and not infringed by either Cognex or by any users of Cognex products. The complaint was served on the Partnership on October 14, 1998. The Company refiled the lawsuit in Reno, Nevada on September 27, 1999 after the Judge in Massachusetts ruled that Massachusetts was not the proper jurisdiction. The Company refiled in Nevada where several other Lemelson lawsuits are in progress and where no jurisdiction controversy exists. It will likely be at least two years from the date of this filing before a decision is rendered by the Court. The Company does not believe its products infringe any valid and enforceable claims of Lemelson's patents. Furthermore, the Partnership has stated that it is not the Company's products that infringe Lemelson's patents, but rather the use of those products by the Company's customers.

     On May 2, 2000, Cognex filed a complaint in the Federal District Court in Wilmington, Delaware against National Instruments Corporation. The lawsuit includes claims of infringement of certain Cognex patents, copyrights, and trademarks, as well as a claim of unfair competition. Based on the current Court ordered schedule, trial is expected to begin in approximately one year from the date of this filing.

     On February 14, 2001, Cognex filed a complaint in the Federal District Court in Boston, Massachusetts against Electro Scientific Industries, Inc ("ESI"). The lawsuit claims that ESI infringes certain Cognex patent rights. At the date of this filing, a scheduling order has not been issued by the Court, and therefore, the trial date cannot be reasonably predicted.

     The Company cannot predict the outcome of the Lemelson, National Instruments, ESI, or any similar litigation that may arise in the future, or the effect of such litigation on the financial results of the Company.

COMPETITION

     The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company's current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. Although the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are almost non-existent, primarily because of definitional confusion and a tendency toward double-counting of sales. The primary competitive factors affecting the choice of a machine vision system include product functionality and performance (e.g. speed, accuracy, and reliability) under real-world operating conditions, flexibility, programmability, and the availability of application support from the vendor. More recently, ease-of-use has become a competitive factor and product price has become a more significant factor with respect to simpler guidance and gauging applications. The Company competes with the low-cost smart camera and vision sensor solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its In-Sight products.

BACKLOG

     At December 31, 2000, the Company's backlog totaled $41,797,000 compared to $36,788,000 at December 31, 1999. Backlog reflects purchase orders for products scheduled for shipment within three months. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

EMPLOYEES

     At December 31, 2000, the Company employed 781 persons, including 375 in sales, marketing, and support activities; 195 in research, development, and engineering; 70 in manufacturing and quality assurance; and 141 in information technology, finance, and administration. Of the Company's 781 employees, 275 are located outside of the United States. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


ITEM 2: PROPERTIES

     In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as it's corporate headquarters. In 1997, the Company completed construction of a 50,000 square-foot addition to this building.

     In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently largely occupied with tenants who have lease agreements that expire at various dates through 2002, at which point, the Company may take occupancy of the building. The Company uses a small portion of the space for storage of inventory.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

     The following table sets forth the names, ages, and titles of the Company's executive officers at December 31, 2000:

NAME                   AGE     TITLE
----                   ---     -----
Robert J. Shillman     54      President, Chief Executive Officer, and Chairman of the
                               Board of Directors
Patrick Alias          55      Executive Vice President, Worldwide Sales and Marketing


Messrs. Shillman and Alias have been employed by the Company in their present or other capacities for no less than the past five years.

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and the executive officers of the Company.

                      OTHER MEMBERS OF THE MANAGEMENT TEAM

NAME                    AGE     TITLE
----                    ---     -----
Markku Jaaskelainen     46      Corporate Vice President and General Manager, SISD
Marilyn Matz            47      Senior Vice President - Software Development
E. John McGarry         44      Senior Vice President
Richard Morin           51      Vice President of Finance, Chief Financial Officer,
                                and Treasurer
William Silver          47      Senior Vice President and Chief Technology Officer
Justin Testa            48      Senior Vice President - Marketing


Messrs. Silver, McGarry, and Testa and Ms. Matz have been employed by the Company in their present or other capacities for no less than the past five years.

Mr. Jaaskelainen joined the Company in 1999. Prior to joining the Company, Mr. Jaaskelainen served as Vice President of Systems Strategy for Honeywell-Measurex Corporation, where he was responsible for overseeing and coordinating all new product development.

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

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Certain information with respect to this item may be found in the section captioned "Selected Quarterly Financial Data," appearing on page 60, and the section captioned "Company Information," appearing on page 61 of the Annual Report to Stockholders for the year ended December 31, 2000 which is Exhibit 13 hereto, and is incorporated herein by reference.

     On April 20, 2000, the Company acquired all of the outstanding shares of Image Industries, Ltd., a privately-held manufacturer of low-cost machine vision systems located in the United Kingdom. The purchase price of $2,706,000 included $876,000 in cash at closing, $878,000 in cash to be paid through 2002, and 17,619 shares of Cognex common stock, issued from treasury, with a fair value of $952,000. The shares were issued to three persons in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

ITEM 6: SELECTED FINANCIAL DATA

     Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data," appearing on page 59 of the Annual Report to Stockholders for the year ended December 31, 2000, which is
Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 26 through 32 of the Annual Report to Stockholders for the year ended December 31, 2000, which is Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available-for-sale. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

     The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Japan, Europe, and Southeast Asia. Historically, the Company has hedged currency exposures associated with certain intercompany payables denominated in local currencies and certain foreign currency revenue transactions. The goal of the Company's hedging activity is to offset the impact of currency fluctuations on certain local currency intercompany payables and foreign currency revenue transactions. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

     Outstanding forward foreign exchange contracts in Japanese yen at December 31, 2000 mature within 6 months. Indicators as of March 5, 2001, show that the dollar is expected to strengthen against the yen by June 30, 2001, to approximately 120 yen/USD. The hypothetical gain in cash flows of these yen forward contracts is estimated to be $481,287 using these assumptions.

     Outstanding forward foreign exchange contracts in the Euro dollar at December 31, 2000 mature within approximately 2 years. Indicators as of March 5, 2001, show that the dollar is expected to strengthen against the Euro dollar by September 30, 2002, to approximately .8500 Euro/USD. The hypothetical gain in cash flows of these Euro forward contracts is estimated to be $74,844 using these assumptions.

     The following table (dollars in thousands) presents hypothetical changes in fair value in the Company's financial instruments at December 31, 2000 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points ("BP") and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market value of the principal plus accrued interest and dividends of certain interest-rate-sensitive securities at December 31, 2000.

                              Valuation of securities given an     No change in      Valuation of securities given an
      Type of security            interest rate decrease          interest rates          interest rate increase
---------------------------------------------------------------------------------------------------------------------
                                (100 BP)           (50 BP)                              50 BP               100 BP
---------------------------------------------------------------------------------------------------------------------
Municipal obligations with
contractual maturities no
greater than 3 years          $253,417,528        $252,252,551     $251,002,367      $249,843,477        $248,689,454


     A 50 BP move in the Federal Funds Rate has occurred in 8 of the last 40 quarters. There has not been a 100 BP movement in the Federal Funds Rate in any of the last 40 quarters.

     The Company has equity securities purchased in the Japanese market with a fair value of approximately $5,571,000 and an unrealized loss of $1,891,000 at December 31, 2000. The unrealized gain (loss) recorded as other comprehensive income (loss) is made up of two components - the yen strengthening (weakening) against the dollar and the appreciation (depreciation) of the stock price. Indicators as of March 5, 2001, show that the dollar is expected to strengthen against the yen by December 31, 2001, to approximately 128 yen/USD. Based on these indicators, a hypothetical change in the fair value due to a weakening yen would be a $594,000 unrealized gain. The potential change in the fair value due to a hypothetical 10% increase or decrease in the stock price would be a $557,000 change in the unrealized gain (loss).

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item, which includes the consolidated financial statements and notes thereto, report of independent accountants, and supplementary data, may be found on pages 33 through 60 of the Annual Report to Stockholders for the year ended December 31, 2000, which is Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting or financial disclosure during 2000 or 1999.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company may be found in the section captioned "Election of Directors," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2001 Annual Meeting of Stockholders to be held on April 26, 2001. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found in the section captioned "Executive Officers and Other Members of the Management Team of the Registrant," appearing in Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the sections captioned "Information Concerning the Board of Directors," "Compensation/Stock Option Committee Report on Executive Compensation," "Comparison of Five Year Cumulative Total Returns Performance Graph for Cognex Corporation," and "Executive Compensation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2001 Annual Meeting of Stockholders to be held on April 26, 2001. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2001 Annual Meeting of Stockholders to be held on April 26, 2001. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Compensation Committee Interlocks and Insider Participation," appearing in the definitive Proxy Statement for the Special Meeting in Lieu of the 2001 Annual Meeting of Stockholders to be held on April 26, 2001. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements The following consolidated financial statements of Cognex Corporation and the report of independent accountants relating thereto are included in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is Exhibit 13 hereto, and is incorporated herein by reference:

               Report of Independent Accountants

               Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

               Consolidated Balance Sheets at December 31, 2000 and 1999

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

(b)       Reports on Form 8-K

          There were no Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COGNEX CORPORATION

                                     /s/ Robert J. Shillman
                                     ------------------------------------
                                     Robert J. Shillman
                                     (President, Chief Executive Officer,
                                     and Chairman of the Board of Directors)
                                     March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                              Date
---------                        -----                                              ----

/s/ Robert J. Shillman           President, Chief Executive Officer,                March 26, 2001
--------------------------       and Chairman of the Board of Directors
Robert J. Shillman               (principal executive officer)

/s/ Richard Morin                Vice President of Finance, Chief Financial         March 26, 2001
--------------------------       Officer, and Treasurer
Richard Morin                    (principal financial and accounting officer)

/s/ Jerald Fishman               Director                                           March 26, 2001
--------------------------
Jerald Fishman

/s/ William Krivsky              Director                                           March 26, 2001
--------------------------
William Krivsky

/s/ Anthony Sun                  Director                                           March 26, 2001
--------------------------
Anthony Sun

/s/ Reuben Wasserman             Director                                           March 26, 2001
--------------------------
Reuben Wasserman

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Cognex Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 22, 2001 appearing in the 2000 Annual Report to Stockholders of Cognex Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14
(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Boston, Massachusetts                             /s/ PricewaterhouseCoopers LLP
January 22, 2001

                                                                     SCHEDULE II

                               COGNEX CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                        ADDITIONS
                                        ----------
                          BALANCE AT    CHARGED TO    CHARGED TO                                BALANCE AT
                          BEGINNING      COSTS AND       OTHER                                    END OF
DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     OTHER          PERIOD
----------------------------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts
----------------------
  2000                      $2,836        $  275           -        $  (624)(a)    $(337)(c)      $2,150
  1999                       2,583         1,050           -           (797)(a)                   $2,836
  1998                       1,940         1,245           -           (602)(a)                    2,583


Reserve for Inventory
Obsolescence
----------------------
  2000                      $3,955        $  785           -        $(1,031)(b)                   $3,709
  1999                       2,860        $1,545           -           (450)(b)                   $3,955
  1998                       1,873           992           -             (5)(b)                    2,860


(a) Specific write-offs
(b) Specific dispositions
(c) Reversal of specific write-offs due to collection

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

     10C          10-K for the year ended December 31, 1993)

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

     10I Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Form S-8
                  [Registration No. 333-60807])

     13           Annual Report to Stockholders for the year ended December 31,
                  2000 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

     21           Subsidiaries of the registrant *

     23           Consent of PricewaterhouseCoopers LLP *

                  * Filed herewith