Form 10-Q
period 2001-04-01
COGNEX CORP
filed 2001-05-11
CIK 851205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
     _X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended April 1, 2001 or

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

                     Yes _X_                      No ___

     As of April 29, 2001, there were 43,507,270 shares of Common Stock, $.002 par value, of the registrant outstanding.

                            Total number of pages: 12
                       Exhibit index is located on page 11
================================================================================

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Statements of Income for the three months ended April 1,
           2001 and April 2, 2000
          Consolidated Balance Sheets at April 1, 2001 and December 31, 2000 Consolidated Statement of Stockholders' Equity for the three months ended April 1, 2001
          Consolidated Condensed Statements of Cash Flows for the three months ended April 1, 2001 and April 2, 2000
          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                              THREE MONTHS ENDED
                                                                           APRIL 1,         APRIL 2,
                                                                             2001             2000
                                                                           --------         --------
                                                                                 (UNAUDITED)

Revenue .........................................................          $44,206          $54,495

Cost of revenue .................................................           12,792           13,918
                                                                           -------          -------

Gross profit ....................................................           31,414           40,577

Research, development, and engineering expenses .................            8,182            7,283

Selling, general, and administrative expenses ...................           18,438           12,578

Amortization of goodwill ........................................              777               90
                                                                           -------          -------

Operating income ................................................            4,017           20,626

Investment income ...............................................            2,718            1,821

Other income ....................................................              267              218
                                                                           -------          -------

Income before provision for income taxes ........................            7,002           22,665

Provision for income taxes ......................................            2,241            7,253
                                                                           -------          -------

Net income ......................................................          $ 4,761          $15,412
                                                                           =======          =======

Net income per common and common-equivalent share:
    Basic .......................................................          $   .11          $   .36
                                                                           =======          =======
    Diluted .....................................................          $   .11          $   .34
                                                                           =======          =======

Weighted-average common and common-equivalent shares outstanding:
    Basic .......................................................           43,463           42,409
                                                                           =======          =======
    Diluted .....................................................           44,916           45,645
                                                                           =======          =======

   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       APRIL 1,          DECEMBER 31,
                                                                                         2001                2000
                                                                                       --------          ------------
                                                                                      (UNAUDITED)
   ASSETS
   Current assets:
        Cash and cash equivalents ..........................................          $  42,935           $  42,925
        Short-term investments .............................................             85,128              85,429
        Accounts receivable, less reserves of $2,156 and $2,150 in 2001 and
           2000, respectively ..............................................             25,290              47,031
        Inventories ........................................................             34,476              27,664
        Deferred income taxes ..............................................              7,645               7,741
        Prepaid expenses and other current assets ..........................             10,552               8,950
                                                                                      ---------           ---------
            Total current assets ...........................................            206,026             219,740

   Long-term investments ...................................................            157,356             149,386
   Property, plant, and equipment, net .....................................             34,295              34,012
   Deferred income taxes ...................................................              6,949               6,903
   Other assets ............................................................             24,273              26,100
                                                                                      ---------           ---------
                                                                                      $ 428,899           $ 436,141
                                                                                      =========           =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Accounts payable ...................................................          $   5,774           $  10,127
        Accrued expenses ...................................................             17,112              22,953
        Accrued income taxes ...............................................              7,591               9,202
        Customer deposits ..................................................              3,011               3,074
        Deferred revenue ...................................................              6,208               6,471
                                                                                      ---------           ---------
            Total current liabilities ......................................             39,696              51,827
                                                                                      ---------           ---------
   Other liabilities .......................................................                332                 365

   Stockholders' equity:
        Common stock, $.002 par value -
           Authorized: 140,000,000 shares, issued: 45,848,979 and 45,787,568
           shares in 2001 and 2000, respectively ...........................                 92                  92
        Additional paid-in capital .........................................            164,637             163,815
        Treasury stock, at cost, 2,365,332 shares in 2001 and 2000 .........            (42,675)            (42,675)
        Retained earnings ..................................................            269,925             265,164
        Accumulated other comprehensive loss ...............................             (3,108)             (2,447)
                                                                                      ---------           ---------
            Total stockholders' equity .....................................            388,871             383,949
                                                                                      ---------           ---------
                                                                                      $ 428,899           $ 436,141
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

                               COGNEX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                                                          ACCUMULATED
                           COMMON STOCK       ADDITIONAL   TREASURY STOCK                    OTHER                        TOTAL
                        -------------------    PAID-IN    -----------------    RETAINED  COMPREHENSIVE  COMPREHENSIVE  STOCKHOLDERS'
                        SHARES    PAR VALUE    CAPITAL    SHARES       COST    EARNINGS      LOSS           INCOME         EQUITY
                        ------    ---------   ----------  ------       ----    --------  -------------  -------------  ------------

Balance at
 December 31, 2000...  45,787,568     $ 92     $ 163,815  2,365,332  $ (42,675)  $ 265,164    $ (2,447)                  $ 383,949
  Issuance of common
    stock under
    stock option
    plans ...........      61,411                    822                                                                       822
  Comprehensive
    income:
      Net income ....                                                                4,761                  4,761            4,761
    Unrealized loss
      on investments,
      net of tax.....                                                                            (248)       (248)            (248)
    Foreign currency
      translation
      adjustment.....                                                                            (413)       (413)            (413)
                                                                                                          -------
    Comprehensive
      income ........                                                                                     $ 4,100
                      ----------     ----     ---------  ---------  ---------  ---------    --------      =======        ---------
Balance at
   April 1, 2001
   (unaudited).......  45,848,979    $ 92     $ 164,637  2,365,332  $ (42,675) $ 269,925    $ (3,108)                    $ 388,871
                       ==========    ====     =========  =========  =========  =========    ========                     =========

   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                       THREE MONTHS ENDED
                                                                     APRIL 1,      APRIL 2,
                                                                       2001          2000
                                                                     --------      --------
                                                                           (UNAUDITED)
Cash flows from operating activities:
     Net income ................................................     $  4,761      $ 15,412
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...........................        3,369         2,413
       Tax benefit from exercise of stock options ..............                      6,500
       Change in current assets and current liabilities ........          468        (8,272)
       Other ...................................................           91          (813)
                                                                     --------      --------
     Net cash provided by operating activities .................        8,689        15,240
                                                                     --------      --------
Cash flows from investing activities:
     Purchase of investments ...................................      (25,622)      (33,512)
     Maturity of investments ...................................       16,976        24,206
     Purchase of property, plant, and equipment ................       (2,397)       (1,633)
     Cash paid for business and technology acquisitions,
        net of cash acquired ...................................                    (11,263)
                                                                     --------      --------
     Net cash used in investing activities .....................      (11,043)      (22,202)
                                                                     --------      --------

Cash flows from financing activities:
     Issuance of common stock under stock option plans .........          822        11,069
                                                                     --------      --------
     Net cash provided by financing activities .................          822        11,069
                                                                     --------      --------

Effect of exchange rate changes on cash ........................        1,542           (26)
                                                                     --------      --------

Net increase in cash and cash equivalents ......................           10         4,081
Cash and cash equivalents at beginning of period ...............       42,925        48,665
                                                                     --------      --------
Cash and cash equivalents at end of period .....................     $ 42,935      $ 52,746
                                                                     ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at April 1, 2001, and the results of its operations for the three months ended April 1, 2001 and April 2, 2000, and changes in stockholders' equity and cash flows for the periods presented.

     The results disclosed in the Consolidated Statements of Income for the three months ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year.

     INVENTORIES

     Inventories consist of the following:

   (In thousands)                                   APRIL 1,       DECEMBER 31,
                                                      2001             2000
                                                    --------       ------------
                                                  (UNAUDITED)

   Raw materials .........................          $14,064          $14,263
   Work-in-process........................            5,011            5,789
   Finished goods ........................           15,401            7,612
                                                    -------          -------
                                                    $34,476          $27,664
                                                    =======          =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NET INCOME PER SHARE

     Net income per share is calculated as follows:

   (In thousands)                                                                        THREE MONTHS ENDED

                                                                                        APRIL 1,         APRIL 2,
                                                                                          2001             2000
                                                                                        --------         --------
                                                                                              (UNAUDITED)

  Net income .................................................................          $ 4,761          $15,412
                                                                                        =======          =======

  Basic:
  ------
      Weighted-average common shares outstanding .............................           43,463           42,409
                                                                                        =======          =======
      Net income per common share ............................................          $   .11          $   .36
                                                                                        =======          =======

  Diluted:
  --------
      Weighted-average common shares outstanding .............................           43,463           42,409
      Effect of dilutive securities:
         Stock options .......................................................            1,453            3,236
                                                                                        -------          -------
      Weighted-average common and common-equivalent shares outstanding........           44,916           45,645
                                                                                        =======          =======
      Net income per common and common-equivalent share ......................          $   .11          $   .34
                                                                                        =======          =======


FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. The impact of adopting SFAS No. 133 was immaterial to the Company.

FOREIGN EXCHANGE RISK MANAGEMENT

In the quarter ended April 1, 2001, the Company entered into forward exchange contracts to hedge a portion of its probable anticipated, but not firmly committed transactions. The anticipated transactions whose risks were being hedged were the intercompany sales of inventory by the US parent to the foreign subsidiary payable in the foreign subsidiary's local currency. These contracts, which related primarily to the Japanese Yen, generally had a time period of six months. Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized immediately in earnings. As of April 1, 2001, the total loss incurred for this transaction was $354,000 which did not qualify as a hedge.

The Company uses forward exchange contracts to hedge firm commitments. The transactions being hedged were net investments in two separate European subsidiaries. Market value gains and losses on forward contracts hedging firm commitments will be recognized when the hedged transaction occurs.

These contracts, which related primarily to the Euro currency, generally have a maximum term of two years. Forward exchange contracts receive hedge accounting on firmly committed transactions when they are designated as a hedge of the designated currency exposure and are effective in minimizing such exposure.

Forward exchange contracts, that qualify for hedge accounting, with notional amounts of $9,700,000 and $6,800,000 to exchange Euros for US dollars were outstanding as of April 1, 2001. For the quarter ended April 1, 2001, the Company recorded a cumulative unrealized gain of $1,354,000, related to these foreign exchange contracts, in other comprehensive income. This amount offsets the foreign exchange impact (the hedged transaction) which resulted in unrealized foreign exchange losses of $1,182,000 for the quarter ended April 1, 2001.

The market risk exposure from forward exchange contracts is assessed in light of the underlying currency exposures and is controlled by the initiation of additional or offsetting foreign currency contracts.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Revenue for the first quarter of 2001 decreased 19% to $44,206,000 from $54,495,000 for the first quarter of 2000. Comparing consecutive quarters, revenue decreased 33% from the fourth quarter of 2000. As compared to both the first quarter of 2000 and the fourth quarter of 2000, the Company's results were negatively impacted by the worldwide slowdown in capital equipment spending by manufacturers in the semiconductor and electronics industries. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in the these industries, decreased $7,593,000, or 23%, from the first quarter of 2000 and $17,694,000, or 40%, from the fourth quarter of 2000. Sales to end-user customers decreased $2,696,000, or 13%, from the first quarter of 2000 and $4,184,000, or 19%, from the fourth quarter of 2000, primarily due to lower demand from customers who make electronic products.

     The Company anticipates that its results for the second quarter of 2001 will continue to be negatively impacted by the worldwide slowdown in capital equipment spending, primarily in the semiconductor and electronics industries. Accordingly, the Company anticipates that its revenue for the second quarter of 2001 will be approximately 10% to 15% lower than that reported in the first quarter of 2001. The Company has limited visibility to customer demand beyond the second quarter of 2001. The Company has implemented a number of cost-containment measures, including a restricted hiring plan and a reduction in discretionary spending, to more closely align expenses to the anticipated lower revenue level.

     Gross profit as a percentage of revenue for the first quarter of 2001 was 71% compared to 74% and 75% for the first quarter of 2000 and the fourth quarter of 2000, respectively. The decrease in the gross margin was due primarily to the impact of the lower sales volume and fixed manufacturing costs in the first quarter of 2001. The gross margin is expected to continue to decrease in the second quarter of 2001 due to the anticipated lower revenue for that quarter.

     Research, development, and engineering expenses for the first quarter of 2001 were $8,182,000 compared to $7,283,000 and $9,710,000 for the first quarter of 2000 and the fourth quarter of 2000, respectively. The increase of $899,000, or 12%, from the first quarter of 2000 was due primarily to higher personnel-related costs to support the Company's continued investment in the research and development of new and existing products. Included in the higher personnel-related costs are the expenses associated with the additional employees from the three acquisitions completed during 2000. The decrease of $1,528,000, or 16%, from the fourth quarter of 2000 was due primarily to bonus and recruiting expenses in the fourth quarter of 2000 that did not recur in the first quarter of 2001, as well as costs related to the timing of product development efforts. Expenses as a percentage of revenue were 19% for the first quarter of 2001 compared to 13% and 15% for the first quarter of 2000 and the fourth quarter of 2000, respectively. The increase in expenses as a percentage of revenue was a result of the lower revenue base in 2001. The Company plans to continue its product development efforts, and therefore, anticipates that aggregate expenses for the remainder of 2001 will continue at the level experienced in the first quarter.

     Selling, general, and administrative expenses for the first quarter of 2001 were $18,438,000 compared to $12,578,000 and $18,602,000 for the first quarter of 2000 and the fourth quarter of 2000, respectively. The increase of $5,860,000, or 47%, from the first quarter of 2000 was due primarily to higher personnel-related costs to support the Company's expanding worldwide operations and grow its end-user business. Included in the higher personnel-related costs are the expenses associated with the additional employees from the three acquisitions completed during 2000. The decrease of $164,000, or 1%, from the fourth quarter of 2000 was due primarily to bonus and recruiting expenses in the fourth quarter of 2000 that did not recur in the first quarter of 2001, as well as lower marketing and travel and entertainment costs. Expenses as a percentage of revenue were 42% for the first quarter of 2001 compared to 23% and 28% for the first quarter of 2000 and the fourth quarter of 2000, respectively. The increase in expenses as a percentage of revenue was a result of the lower revenue base in 2001. The Company expects to realize most of the benefits from its cost-containment measures in S,G&A, and therefore, anticipates that aggregate expenses for the remainder of 2001 will be lower than the level experienced in the first quarter.

     Amortization of goodwill for the first quarter of 2001 was $777,000 compared to $90,000 for the same period in 2000. The increase in amortization expense was due to goodwill associated with the three acquisitions completed during 2000.

     Investment income for the first quarter of 2001 was $2,718,000 compared to $1,821,000 for the same period in 2000, representing a 49% increase. The increase in investment income was primarily due to higher average interest rates on the Company's portfolio of investments, which consists principally of debt securities, as well as a higher average invested cash balance in 2001.

     The Company's effective tax rate was 32% for both the first quarter of 2001 and the first quarter of 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements during the first quarter of 2001 were met through cash generated from operations. Cash and investments increased $7,679,000 from December 31, 2000 primarily as a result of $8,689,000 of cash generated from operations, partially offset by $2,397,000 of capital expenditures, principally for computer hardware.

     On December 12, 2000, the Company's Board of Directors authorized the repurchase of up to $100,000,000 of the Company's common stock. As of April 1, 2001, the Company had not repurchased any shares under this program.

     The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital, investing, and financing requirements through 2001, including the Company's stock repurchase program and potential business acquisitions.

     FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects," "anticipates," "believes," "projects," "intends," "plans," and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company's continued ability to achieve significant international revenue; (4) the capital spending trends by manufacturing companies; (5) the inability to protect the Company's proprietary technology and intellectual property; (6) the inability to attract or retain skilled employees; (7) the technological obsolescence of current products and the inability to develop new products; (8) the inability to respond to competitive technology and pricing pressures; and (9) the reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company's products. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

               None

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 11, 2001                 COGNEX CORPORATION


                                   /s/ Richard A. Morin
                                   --------------------------------
                                   Richard A. Morin
                                   Vice President of Finance, Chief Financial
                                   Officer, and Treasurer
                                   (duly authorized officer, principal financial and accounting officer)