Form 10-Q
period 2001-07-01
COGNEX CORP
filed 2001-08-14
CIK 851205

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   (Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended JULY 1, 2001 or

   [ ] Transition  Report  pursuant to Section 13 or 15(d) of the Securities
       Exchange  Act of 1934 for the  transition period from _______ to ________


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

     As of July 29, 2001, there were 43,633,382 shares of Common Stock, $.002 par value, of the registrant outstanding.


                            Total number of pages: 12
                       Exhibit index is located on page 11

================================================================================

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the three and six months ended
            July 1, 2001 and July 2, 2000
          Consolidated Balance Sheets at July 1, 2001 and December 31, 2000 Consolidated Statement of Stockholders' Equity for the six months ended July 1, 2001
          Consolidated Condensed Statements of Cash Flows for the six months ended July 1, 2001 and July 2, 2000
          Notes to Consolidated Financial Statements

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

          Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JULY 1,       JULY 2,       JULY 1,        JULY 2,
                                                       2001          2000          2001          2000
                                                     --------      --------      --------      --------
                                                            (UNAUDITED)             (UNAUDITED)

Revenue .........................................    $ 37,379      $ 62,187      $ 81,585      $116,682

Cost of revenue .................................      12,251        16,160        25,043        30,078
                                                     --------      --------      --------      --------

Gross profit ....................................      25,128        46,027        56,542        86,604

Research, development, and engineering expenses..       7,655         8,083        15,837        15,366

Selling, general, and administrative expenses ...      16,441        14,593        34,879        27,170

Amortization of goodwill ........................         778           553         1,555           644
                                                     --------      --------      --------      --------

Operating income ................................         254        22,798         4,271        43,424

Investment income ...............................       2,766         2,486         5,484         4,307

Other income ....................................         149           243           416           461
                                                     --------      --------      --------      --------

Income before provision for income taxes ........       3,169        25,527        10,171        48,192

Provision for income taxes ......................       1,014         8,169         3,255        15,422
                                                     --------      --------      --------      --------

Net income ......................................    $  2,155      $ 17,358      $  6,916      $ 32,770
                                                     ========      ========      ========      ========

Net income per share:
    Basic .......................................    $    .05      $    .40      $    .16      $    .77
                                                     ========      ========      ========      ========
    Diluted .....................................    $    .05      $    .38      $    .15      $    .71
                                                     ========      ========      ========      ========


Weighted-average common and common equivalent
    shares outstanding:
    Basic .......................................      43,545        43,067        43,504        42,735
                                                     ========      ========      ========      ========
    Diluted .....................................      45,442        46,159        45,177        45,845
                                                     ========      ========      ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                JULY 1,       DECEMBER 31,
                                                                                  2001           2000
                                                                               ---------      ------------
ASSETS                                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents ..............................................  $  47,612       $  42,925
     Short-term investments .................................................    109,900          85,429
     Accounts receivable, less reserves of $2,204 and $2,150 in 2001 and
        2000, respectively ..................................................     23,233          47,031
     Inventories ............................................................     35,211          27,664
     Deferred income taxes ..................................................      8,532           7,741
     Prepaid expenses and other current assets ..............................      9,551           8,950
                                                                               ---------       ---------
         Total current assets ...............................................    234,039         219,740

Long-term investments .......................................................    131,775         149,386
Property, plant, and equipment, net .........................................     33,882          34,012
Deferred income taxes .......................................................      7,663           6,903
Other assets ................................................................     23,146          26,100
                                                                               ---------       ---------
                                                                               $ 430,505       $ 436,141
                                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................  $   4,891       $  10,127
     Accrued expenses .......................................................     15,730          22,953
     Accrued income taxes ...................................................      8,369           9,202
     Customer deposits ......................................................      2,957           3,074
     Deferred revenue .......................................................      6,057           6,471
                                                                               ---------       ---------
         Total current liabilities ..........................................     38,004          51,827
                                                                               ---------       ---------
Other liabilities ...........................................................                        365

Stockholders' equity:
     Common stock, $.002 par value -
        Authorized: 140,000,000 shares, issued: 45,980,694 and 45,787,568
        shares in 2001 and 2000, respectively ...............................         92              92
     Additional paid-in capital .............................................    166,826         163,815
     Treasury stock, at cost, 2,365,242 and 2,365,332 shares in 2001 and
        2000, respectively ..................................................    (42,672)        (42,675)
     Retained earnings ......................................................    272,080         265,164
     Accumulated other comprehensive loss ...................................     (3,825)         (2,447)
                                                                               ---------       ---------
         Total stockholders' equity .........................................    392,501         383,949
                                                                               ---------       ---------
                                                                               $ 430,505       $ 436,141
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

                               COGNEX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                        ACCUMULATED
                            COMMON STOCK      ADDITIONAL   TREASURY STOCK                 OTHER                            TOTAL
                      ----------------------   PAID-IN    ----------------   RETAINED  COMPREHENSIVE   COMPREHENSIVE   STOCKHOLDERS'
                        SHARES     PAR VALUE   CAPITAL    SHARES     COST    EARNINGS      LOSS            INCOME         EQUITY
                      ----------   ---------  ---------   ------    ------   --------- -------------   -------------   -------------
Balance at
 December 31, 2000 .. 45,787,568     $92     $163,815   2,365,332  $(42,675)  $265,164    $(2,447)                       $383,949

 Issuance of
  common stock
  under stock
  option and stock
  purchase plans ...     193,126                2,438                                                                       2,438
 Tax benefit from
  exercise of
  stock options ....                              573                                                                         573
 Issuance of
  treasury stock ...                                           (90)        3                                                    3
 Comprehensive
  income:
   Net income ......                                                            6,916                      6,916            6,916
   Unrealized loss
    on investments,
    net of tax .....                                                                       (1,457)        (1,457)          (1,457)
   Foreign currency
    translation
    adjustment .....                                                                           79             79               79
                                                                                                          ------
   Comprehensive
    income .........                                                                                      $5,538
                      ----------     ---     --------   ---------  --------   --------    -------         ======         --------
Balance at July 1,
 2001 (unaudited) ... 45,980,694     $92     $166,826   2,365,242  $(42,672)  $272,080    $(3,825)                       $392,501
                      ==========     ===     ========   =========  ========   ========    =======                        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  SIX MONTHS ENDED
                                                                                 JULY 1,       JULY 2,
                                                                                  2001          2000
                                                                                --------       --------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
     Net income ..............................................................  $  6,916       $ 32,770
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .........................................     6,798          5,832
       Tax benefit from exercise of stock options ............................       573         10,000
       Change in current assets and current liabilities ......................       895        (12,728)
       Other                                                                        (909)        (1,072)
                                                                                --------       --------
     Net cash provided by operating activities ...............................    14,273         34,802
                                                                                --------       --------
Cash flows from investing activities:
     Purchase of investments .................................................   (46,345)       (78,458)
     Maturity of investments .................................................    36,015         40,728
     Purchase of property, plant, and equipment ..............................    (3,498)        (4,138)
     Cash paid for business and technology acquisitions,
       net of cash acquired ..................................................      (361)       (11,932)
                                                                                --------       --------
     Net cash used in investing activities ...................................   (14,189)       (53,800)
                                                                                --------       --------
Cash flows from financing activities:
     Issuance of common stock under stock option and stock purchase plans ....     2,441         16,128
                                                                                --------       --------
     Net cash provided by financing activities ...............................     2,441         16,128
                                                                                --------       --------
Effect of exchange rate changes on cash ......................................     2,162            236
                                                                                --------       --------

Net increase (decrease) in cash and cash equivalents .........................     4,687         (2,634)
Cash and cash equivalents at beginning of period .............................    42,925         48,665
                                                                                --------       --------
Cash and cash equivalents at end of period ...................................  $ 47,612       $ 46,031
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

     In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at July 1, 2001, and the results of operations for the three and six months ended July 1, 2001 and July 2, 2000, and changes in stockholders' equity and cash flows for the periods presented.

     The results disclosed in the Consolidated Statements of Income for the three and six months ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.



INVENTORIES

Inventories consist of the following:
(In thousands)                                  JULY 1,     DECEMBER 31,
                                                 2001          2000
                                             -----------    ------------
                                             (UNAUDITED)


Raw materials ................................  $20,915      $14,263
Work-in-process ..............................    4,477        5,789
Finished goods ...............................    9,819        7,612
                                                -------      -------
                                                $35,211      $27,664
                                                =======      =======

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE

Net income per share is calculated as follows:

(In thousands)                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                                               2001         2000         2001         2000
                                                              -------      -------      -------      -------
                                                                  (UNAUDITED)               (UNAUDITED)

Net income................................................... $ 2,155      $17,358      $ 6,916      $32,770
                                                              =======      =======      =======      =======
BASIC:
    Weighted-average common shares outstanding...............  43,545       43,067       43,504       42,735
                                                              =======      =======      =======      =======
    Net income per common share.............................. $   .05      $   .40      $   .16      $   .77
                                                              =======      =======      =======      =======
DILUTED:
    Weighted-average common shares outstanding...............  43,545       43,067       43,504       42,735
    Effect of dilutive securities:
       Stock options.........................................   1,897        3,092        1,673        3,110
                                                              -------      -------      -------      -------
    Weighted-average common and common equivalent shares
       outstanding...........................................  45,442       46,159       45,177       45,845
                                                              =======      =======      =======      =======
    Net income per common and common equivalent share........ $   .05      $   .38      $   .15      $   .71
                                                              =======      =======      =======      =======


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

FOREIGN EXCHANGE RISK MANAGEMENT

The Company enters into forward exchange contracts to hedge a portion of its intercompany sales of inventory by the US parent to the foreign subsidiary payable in the foreign subsidiary's local currency. These contracts, which related primarily to the Japanese Yen and Euro, generally have a time period of three to six months. Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized immediately in earnings. The total gain/loss incurred for transactions which did not qualify as hedges was a $141,000 gain for the three-month period ended July 1, 2001 and a $315,000 loss for the six-month period ended July 1, 2001.

The Company uses forward exchange contracts to hedge net investments in certain of its European subsidiaries as well as royalty and cost sharing payments due the parent company. Market value gains and losses on forward contracts hedging firm commitments are recognized when the hedged transaction occurs. These contracts, which related primarily to the Euro currency, generally have a maximum term of two years. Forward exchange contracts receive hedge accounting on firmly committed transactions when they are designated as a hedge of the designated currency exposure and are effective in minimizing such exposure.

Forward exchange contracts, that qualify for hedge accounting, with notional amounts of $9,700,000, $6,800,000 and $1,600,000 to exchange Euros for US dollars were outstanding as of July 1, 2001. For the three-month and six-month periods ended July 1, 2001, the Company recorded a cumulative unrealized gain of $555,000 and $1,909,000, respectively, related to these foreign exchange contracts, in other comprehensive income. These amounts offset the foreign exchange impact (the hedged transaction) which resulted in unrealized foreign exchange losses of $565,000 and $1,838,000 for the same periods.

The market risk exposure from forward exchange contracts is assessed in light of the underlying currency exposures and is controlled by the initiation of additional or offsetting foreign currency contracts.

NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for the purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Revenue for the three-month and six-month periods ended July 1, 2001 totaled $37,379,000 and $81,585,000, respectively, compared to $62,187,000 and $116,682,000 for the same periods in 2000, representing a 40% decrease for the three-month period and a 30% decrease for the six-month period. The Company's results continue to be negatively impacted by the worldwide slowdown in capital equipment spending by manufacturers in the semiconductor and electronics industries. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in these industries, decreased $20,257,000, or 55%, from the three-month period in 2000 and $27,850,000, or 40%, from the six-month period in 2000. Sales to end-user customers decreased $4,551,000, or 18%, from the three-month period in 2000 and $7,247,000, or 16%, from the six-month period in 2000, primarily due to lower demand from customers who make electronic products.

     Comparing consecutive quarters, revenue decreased $6,827,000, or 15%, from the first quarter of 2001. Sales to OEM customers decreased $9,380,000, or 36%, from the prior quarter. Sales to end-user customers, however, increased $2,553,000, or 14%, as sales to customers outside the high-technology industry, such as the automotive and consumer products industries, increased from the prior quarter.

     The Company anticipates that its results for the third quarter of 2001 will continue to be negatively impacted by the worldwide slowdown in capital equipment spending, primarily in the semiconductor and electronics industries. Accordingly, the Company anticipates that its revenue for the third quarter of 2001 will be approximately 10% lower than that reported in the second quarter of 2001. The Company has limited visibility to customer demand beyond the third quarter of 2001. The Company is continuing its cost-containment measures implemented earlier in 2001, including a restricted hiring plan and a reduction in discretionary spending.

     Gross profit as a percentage of revenue for the three-month and six-month periods ended July 1, 2001 was 67% and 69%, respectively, compared to 74% for the same periods in 2000 and 71% for the first quarter of 2001. The decrease in gross margin was due primarily to the impact of the lower sales volume and fixed manufacturing costs, as well as a greater percentage of revenue from the sale of services and surface inspection systems, both of which carry lower margins than the sale of modular vision systems. Gross margin is expected to continue to decrease in the third quarter of 2001 due to the anticipated lower revenue for that quarter compared to the prior quarter.

     Research, development, and engineering expenses for the three-month and six-month periods ended July 1, 2001 were $7,655,000 and $15,837,000, respectively, compared to $8,083,000 and $15,366,000 for the same periods in 2000, representing a 5% decrease for the three-month period and a 3% increase for the six-month period. Aggregate expenses were relatively flat with the prior year, as the impact of additional headcount to support the Company's continued investment in the research and development of new and existing products was offset by savings from cost-containment measures, including the elimination of all company bonuses and a reduction in discretionary spending. Comparing consecutive quarters, aggregate expenses decreased $527,000, or 6%, due to the cost-containment measures implemented in the first half of 2001. Expenses as a percentage of revenue were 20% and 19% for the three-month and six-month periods in 2001, compared to 13% for the same periods in 2000. The increase in expenses as a percentage of revenue was principally due to the lower revenue base in 2001. The Company plans to continue its product development efforts, and therefore, anticipates that aggregate expenses for the remainder of 2001 will continue at approximately the level experienced in the second quarter.

     Selling, general, and administrative expenses for the three-month and six-month periods ended July 1, 2001 were $16,441,000 and $34,879,000, respectively, compared to $14,593,000 and $27,170,000 for the same periods in 2000, representing a 13% increase for the three-month period and a 28% increase for the six-month period. The increase in aggregate expenses was due primarily to the impact of additional headcount to support the Company's expanding worldwide operations and grow its end-user business, partially offset by savings from cost-containment measures, including the elimination of all company bonuses and a reduction in discretionary spending. Comparing consecutive quarters, aggregate expenses decreased $1,997,000, or 11%, due to the impact of the cost-containment measures implemented in the first half of 2001. Expenses as a percentage of revenue were 44% and 43% for the three-month and six-month periods in 2001, compared to 23% for the same periods in 2000. The increase in expenses as a percentage of revenue was principally due to the lower revenue base in 2001. The Company expects to continue to realize benefits from its cost-containment measures, and therefore, anticipates that aggregate expenses for the remainder of 2001 will be lower than the level experienced in the second quarter.

     Amortization of goodwill for the three-month and six-month periods ended July 1, 2001 was $778,000 and $1,555,000, respectively, compared to $553,000 and $644,000 for the same periods in 2000. The increase in amortization expense was due to additional goodwill associated with the acquisitions completed during 2000.

     Investment income for the three-month and six-month periods ended July 1, 2001 was $2,766,000 and $5,484,000 compared to $2,486,000 and $4,307,000 for the same periods in 2000, representing an 11% and 27% increase, respectively. The increase in investment income was primarily due a higher average invested cash balance in 2001.

     The Company's effective tax rate was 32% for all periods presented.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements during the six-month period ended July 1, 2001 were met through cash generated from operations. Cash and investments increased $11,547,000 from December 31, 2000 primarily as a result of $14,273,000 of cash generated from operations, partially offset by $3,498,000 of capital expenditures, principally for computer hardware.

     On December 12, 2000, the Company's Board of Directors authorized the repurchase of up to $100,000,000 of the Company's common stock. As of July 1, 2001, the Company had not repurchased any shares under this program.

     The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital, investing, and financing requirements through 2001, including the Company's stock repurchase program and potential business acquisitions.

     NEW PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for the purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of the Stockholders of Cognex Corporation held in lieu of the 2001 Annual Meeting held on April 26, 2001, the Stockholders elected Robert J. Shillman and Anthony Sun, to serve as Directors for a term of three years and Patrick Alias to serve as a Director for a term of one year. Jerald Fishman, William Krivsky, and Rueben Wasserman continued as Directors after the meeting. The 39,945,480 shares represented at the meeting voted as follows. The election of Robert J. Shillman as Director, 39,156,664 votes for and 788,816 withheld; the election of Anthony Sun as Director, 39,336,626 votes for and 608,854 withheld; the election of Patrick Alias as Director, 39,156,664 votes for and 788,816 withheld.


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




DATE:  August 14, 2001               COGNEX CORPORATION



                                     /s/ Richard A. Morin
                                     ------------------------------------------
                                     Richard A. Morin
                                     Vice President of Finance, Chief Financial
                                     Officer, and Treasurer
                                     (duly authorized officer, principal
                                     financial and accounting officer)