Form 10-Q
period 2001-09-30
COGNEX CORP
filed 2001-11-09
CIK 851205

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

                                 Yes [X]   No [ ]

     As of October 28, 2001, there were 43,808,190 shares of Common Stock, $.002 par value, of the registrant outstanding.


================================================================================

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the three and nine months ended
            September 30, 2001 and October 1, 2000

          Consolidated Balance Sheets at September 30, 2001 and December 31,
            2000

          Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2001

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and October 1, 2000

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               COGNEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        -------------------------   -------------------------
                                                        SEPTEMBER 30,  OCTOBER 1,   SEPTEMBER 30,  OCTOBER 1,
                                                            2001          2000          2001          2000
                                                        ------------   ----------   ------------   ----------
                                                                (UNAUDITED)                (UNAUDITED)

Revenue ...............................................   $33,974       $67,960       $115,559      $184,642
Cost of revenue .......................................    11,070        17,402         36,113        47,480
                                                          -------       -------       --------      --------
Gross profit ..........................................    22,904        50,558         79,446       137,162
Research, development, and engineering expenses .......     7,583         8,265         23,420        23,631
Selling, general, and administrative expenses .........    14,168        16,143         49,047        43,313
Amortization of goodwill ..............................       773           555          2,328         1,199
                                                          -------       -------       --------      --------
Operating income ......................................       380        25,595          4,651        69,019
Investment income .....................................     2,834         2,624          8,318         6,931
Other income ..........................................       155           297            571           758
                                                          -------       -------       --------      --------
Income before provision for income taxes ..............     3,369        28,516         13,540        76,708
Provision for income taxes ............................     1,077         9,125          4,332        24,547
                                                          -------       -------       --------      --------
Net income ............................................   $ 2,292       $19,391       $  9,208      $ 52,161
                                                          =======       =======       ========      ========
Net income per share:
    Basic .............................................   $   .05       $   .45       $    .21      $   1.22
                                                          =======       =======       ========      ========
    Diluted ...........................................   $   .05       $   .42       $    .20      $   1.14
                                                          =======       =======       ========      ========
Weighted-average common and common equivalent
  shares outstanding:
    Basic .............................................    43,710        43,325         43,573        42,930
                                                          =======       =======       ========      ========
    Diluted ...........................................    45,463        45,833         45,266        45,843
                                                          =======       =======       ========      ========



        The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001            2000
                                                               ------------    -----------
                                                                (UNAUDITED)
ASSETS
Current assets:

  Cash and cash equivalents ...............................      $ 48,013       $ 42,925
  Short-term investments ..................................        84,448         85,429
  Accounts receivable, less reserves of $2,177 and
     $2,150 in 2001 and 2000, respectively ................        21,178         47,031
  Inventories .............................................        35,690         27,664
  Deferred income taxes ...................................         8,027          7,741
  Prepaid expenses and other current assets ...............         7,863          8,950
                                                                 --------       --------
      Total current assets ................................       205,219        219,740

Long-term investments .....................................       157,403        149,386
Property, plant, and equipment, net .......................        32,888         34,012
Deferred income taxes .....................................         9,576          6,903
Other assets ..............................................        22,837         26,100
                                                                 --------       --------
                                                                 $427,923       $436,141
                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................      $  4,503       $ 10,127
  Accrued expenses ........................................        14,891         22,953
  Accrued income taxes ....................................         8,308          9,202
  Customer deposits .......................................         3,340          3,074
  Deferred revenue ........................................         3,383          6,471
                                                                 --------       --------
      Total current liabilities ...........................        34,425         51,827
                                                                 --------       --------
Other liabilities .........................................                          365

Stockholders' equity:
  Common stock, $.002 par value -
     Authorized: 140,000,000 shares, issued: 46,148,545 and
      45,787,568 shares in 2001 and 2000, respectively ....            92             92
  Additional paid-in capital ..............................       169,019        163,815
  Treasury stock, at cost, 2,389,726 and 2,365,332 shares
     in 2001 and 2000, respectively .......................       (43,421)       (42,675)
  Retained earnings .......................................       274,372        265,164
  Accumulated other comprehensive loss ....................        (6,564)        (2,447)
                                                                 --------       --------
      Total stockholders' equity ..........................       393,498        383,949
                                                                 --------       --------
                                                                 $427,923       $436,141
                                                                 ========       ========



       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                                                OTHER
                               COMMON STOCK      ADDITIONAL     TREASURY STOCK                COMPREHEN-  COMPREHEN-      TOTAL
                          ---------------------   PAID-IN    --------------------   RETAINED     SIVE        SIVE     STOCKHOLDERS'
                            SHARES    PAR VALUE   CAPITAL      SHARES      COST     EARNINGS    INCOME       LOSS        EQUITY
                          ----------  ---------  ----------  ---------  ---------   --------  ----------   ---------- -------------
Balance at
  December 31, 2000 ..... 45,787,568    $ 92     $163,815    2,365,332  $(42,675)   $265,164    $(2,447)                 $383,949
  Issuance of common
    stock under stock
    option and stock
    purchase plans ......    360,977                3,900                                                                   3,900
  Tax benefit from
    exercise of stock
    options .............                           1,304                                                                   1,304
  Common stock received
    for payment of stock
    option exercises.....                                       24,394      (746)                                            (746)
  Comprehensive income:
    Net income...........                                                              9,208                   9,208        9,208
    Unrealized loss on
      investments, net
      of tax.............                                                                        (3,787)      (3,787)      (3,787)
    Foreign currency
      translation
      adjustment.........                                                                          (330)        (330)        (330)
                                                                                                              ------
    Comprehensive
      income.............                                                                                     $5,091
                          ----------    ----     --------    ---------  --------    --------    -------       ======     --------
Balance at September 30,
   2001 (unaudited)...    46,148,545    $ 92     $169,019    2,389,726  $(43,421)   $274,372    $(6,564)                 $393,498
                          ==========    ====     ========    =========  ========    ========    =======                  ========





       The accompanying notes are an integral part of these consolidated financial statements.

                               COGNEX CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                  NINE MONTHS ENDED
                                                             --------------------------
                                                             SEPTEMBER 30,   OCTOBER 1,
                                                                2001            2000
                                                             ------------    ----------
                                                                      (UNAUDITED)

Cash flows from operating activities:
     Net income ..........................................    $  9,208       $  52,161
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization .....................      10,279           8,889
       Tax benefit from exercise of stock options ........       1,304          13,300
       Change in current assets and current liabilities ..         630         (15,555)
       Other .............................................        (894)           (968)
                                                              --------       ---------
     Net cash provided by operating activities ...........      20,527          57,827
                                                              --------       ---------
Cash flows from investing activities:
     Purchase of investments .............................     (96,217)       (100,569)
     Maturity of investments .............................      81,381          54,113
     Purchase of property, plant, and equipment ..........      (3,991)         (5,215)
     Cash paid for business and technology acquisitions,
        net of cash acquired .............................        (361)        (22,181)
                                                              --------       ---------
     Net cash used in investing activities ...............     (19,188)        (73,852)
                                                              --------       ---------
Cash flows from financing activities:
     Issuance of common stock under stock option and
        stock purchase plans .............................       3,154          17,014
                                                              --------       ---------
     Net cash provided by financing activities ...........       3,154          17,014
                                                              --------       ---------
Effect of exchange rate changes on cash ..................         595             201
                                                              --------       ---------
Net increase in cash and cash equivalents ................       5,088           1,190
Cash and cash equivalents at beginning of period .........      42,925          48,665
                                                              --------       ---------
Cash and cash equivalents at end of period ...............    $ 48,013       $  49,855
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

     In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and October 1, 2000, and changes in stockholders' equity and cash flows for the periods presented.

     The results disclosed in the Consolidated Statements of Income for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to be consistent with the current period's presentation.

INVENTORIES

Inventories consist of the following:

(In thousands)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                         2001            2000
                                                      ------------    -----------
                                                               (UNAUDITED)

Raw materials........................................   $22,687        $14,263
Work-in-process......................................     3,656          5,789
Finished goods.......................................     9,347          7,612
                                                        -------       --------
                                                        $35,690       $ 27,664
                                                        =======       ========

                               COGNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME PER SHARE

 Net income per share is calculated as follows:

 (In thousands)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        --------------------------      --------------------------
                                                        SEPTEMBER 30,   OCTOBER 1,      SEPTEMBER 30,   OCTOBER 1,
                                                            2001          2000               2001         2000
                                                        ------------    ---------       ------------    ----------
                                                               (UNAUDITED)                      (UNAUDITED)

Net income ...........................................    $ 2,292         $19,391         $ 9,208         $52,161
                                                          =======         =======         =======         =======
BASIC:
    Weighted-average common shares outstanding .......     43,710          43,325          43,573          42,930
                                                          =======         =======         =======         =======
    Net income per common share ......................    $   .05         $   .45         $   .21         $  1.22
                                                          =======         =======         =======         =======
DILUTED:
    Weighted-average common shares outstanding .......     43,710          43,325          43,573          42,930
    Effect of dilutive securities:
       Stock options .................................      1,753           2,508           1,693           2,913
                                                          -------         -------         -------         -------
    Weighted-average common and common equivalent
       shares outstanding ............................     45,463          45,833          45,266          45,843
                                                          =======         =======         =======         =======
    Net income per common and common equivalent
       share .........................................    $   .05         $   .42         $   .20         $  1.14
                                                          =======         =======         =======         =======


Stock options to purchase 2,979,771 and 2,647,362 shares of common stock for the three-month and nine-month periods ended September 30, 2001, respectively, and stock options to purchase 1,238,886 and 552,702 shares of common stock for the three-month and nine-month periods ended October 1, 2000, respectively, were outstanding but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during those periods. Although these stock options were antidilutive for the periods presented, they may be dilutive in future period's calculations.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. The impact of adopting SFAS No. 133 was immaterial to the Company.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company enters into forward exchange contracts to hedge a portion of its intercompany sales of inventory by the US parent to its foreign subsidiary payable in the foreign subsidiary's local currency. These contracts, which related primarily to the Japanese Yen and Euro, generally have a time period of three to six months. Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized immediately in earnings. The total gain/loss incurred for transactions that did not qualify as hedges was a $189,000 gain for the three-month period ended September 30, 2001 and a $175,000 loss for the nine-month period ended September 30, 2001.

The Company uses forward exchange contracts to hedge net investments in certain of its European subsidiaries, as well as royalty and cost sharing payments due the parent company. Market value gains and losses on forward exchange contracts hedging firm commitments are recognized when the hedged transaction occurs. These contracts, which related primarily to the Euro currency, generally have a maximum term of two years. Forward exchange contracts receive hedge accounting on firmly committed transactions when they are designated as a hedge of the designated currency exposure and are effective in minimizing such exposure.

Forward exchange contracts that qualify for hedge accounting with notional amounts of $9,700,000, $6,800,000, and $451,000 to exchange Euros for US dollars were outstanding as of September 30, 2001. For the three-month and nine-month periods ended September 30, 2001, the Company recorded a cumulative unrealized loss of $1,192,000 and a cumulative unrealized gain of $694,000, respectively, related to these foreign exchange contracts in other comprehensive income. These amounts offset the foreign exchange impact (the hedged transaction), which resulted in an unrealized foreign exchange gain of $1,216,000 and an unrealized foreign exchange loss of $550,000 for the same periods.

The market risk exposure from forward exchange contracts is assessed in light of the underlying currency exposures and is controlled by the initiation of additional or offsetting foreign exchange contracts.

NEW PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company's financial statements.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Revenue for the three-month and nine-month periods ended September 30, 2001 totaled $33,974,000 and $115,559,000, respectively, compared to $67,960,000 and $184,642,000 for the same periods in 2000, representing a 50% decrease for the three-month period and a 37% decrease for the nine-month period. The Company's results continue to be negatively impacted by the worldwide slowdown in capital equipment spending by manufacturers in the semiconductor and electronics industries. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in these industries, decreased $30,687,000, or 72%, from the three-month period in 2000 and $58,537,000, or 52%, from the nine-month period in 2000. Sales to end-user customers decreased $3,299,000, or 13%, from the three-month period in 2000 and $10,546,000, or 15%, from the nine-month period in 2000, primarily due to lower demand from customers who make electronic products. While revenue decreased in all of the Company's worldwide regions from the third quarter of 2000, the most significant decrease was in Japan, where most of the Company's core OEM customers are located.

     Comparing consecutive quarters, revenue decreased $3,405,000, or 9%, from the second quarter of 2001. Sales to OEM customers decreased $4,634,000, or 28%, from the prior quarter. Sales to end-user customers, however, increased $1,229,000, or 6%, primarily due to an increase in sales of the Company's surface inspection systems.

     The Company anticipates that its results for the fourth quarter of 2001 will continue to be negatively impacted by the worldwide slowdown in capital equipment spending, as well as the uncertain economic conditions that exist today. Accordingly, the Company anticipates that its revenue for the fourth quarter of 2001 will be approximately 25% lower than that reported in the third quarter of 2001. The Company has limited visibility to customer demand beyond the fourth quarter of 2001. Over the past nine months, the Company has implemented a number of cost-containment measures to more closely align expenses to the lower level of customer demand. These measures include salary reductions, elimination of all company bonuses, mandatory shutdowns, a reduction in discretionary spending, and most recently, the elimination of selected positions. The Company does not anticipate the savings from these measures to compensate for the substantial decline in revenue, and therefore, expects to report a loss in the range of $0.01 to $0.03 per diluted share for the fourth quarter of 2001.

     Gross profit as a percentage of revenue for the three-month and nine-month periods ended September 30, 2001 was 67% and 69%, respectively, compared to 74% for the same periods in 2000 and 67% for the second quarter of 2001. The decrease in gross margin from the prior year was due primarily to the impact of the lower sales volume and fixed manufacturing costs, as well as a greater percentage of revenue from the sale of services and surface inspection systems, both of which carry lower margins than the sale of modular vision systems. Gross margin is expected to continue to decrease in the fourth quarter of 2001 due to the anticipated lower revenue, as well as the continued impact of the sale of services and surface inspection systems representing a greater percentage of revenue.

     Research, development, and engineering expenses for the three-month and nine-month periods ended September 30, 2001 were $7,583,000 and $23,420,000, respectively, compared to $8,265,000 and $23,631,000 for the same periods in 2000, representing an 8% decrease for the three-month period and a 1% decrease for the nine-month period. Aggregate expenses declined slightly from the prior year, as the impact of additional headcount to support the Company's continued investment in the research and development of new and existing products was offset by savings from cost-containment measures, most notably the elimination of all company bonuses and a reduction in discretionary spending. Comparing consecutive quarters, aggregate expenses were relatively flat, as the Company continued its planned product development efforts. Expenses as a percentage of revenue were 22% and 20% for the three-month and nine-month periods in 2001, compared to 12% and 13% for the three-month and nine-month periods in 2000. The increase in expenses as a percentage of revenue was principally due to the lower revenue base in 2001. The Company plans to continue its product development efforts, and therefore, anticipates that aggregate expenses for the fourth quarter of 2001 will continue at approximately the level experienced in the third quarter.

     Selling, general, and administrative expenses for the three-month and nine-month periods ended September 30, 2001 were $14,168,000 and $49,047,000, respectively, compared to $16,143,000 and $43,313,000 for the same periods in 2000, representing a 12% decrease for the three-month period and a 13% increase for the nine-month period. Aggregate expenses decreased for the three-month period, as the impact of additional headcount to support the Company's expanding worldwide operations and grow its end-user business was offset by savings from cost-containment measures, most notably the elimination of all company bonuses and a reduction in discretionary spending. The impact of the cost- containment measures, however, was not enough to offset the impact of the additional headcount in the first half of 2001, and as a result, aggregate expenses increased for the nine-month period. Comparing consecutive quarters, aggregate expenses decreased $2,273,000, or 14%, due to the impact of the cost-containment measures implemented during the year. Expenses as a percentage of revenue were 42% for the three-month and nine-month periods in 2001, compared to 24% and 23% for the three-month and nine-month periods in 2000. The increase in expenses as a percentage of revenue was principally due to the lower revenue base in 2001. The Company expects to continue to realize benefits from its cost-containment measures, and therefore, anticipates that aggregate expenses for the fourth quarter of 2001 will be lower than the level experienced in the third quarter.

     Amortization of goodwill for the three-month and nine-month periods ended September 30, 2001 was $773,000 and $2,328,000, respectively, compared to $555,000 and $1,199,000 for the same periods in 2000. The increase in amortization expense was due to additional goodwill associated with the acquisitions completed during 2000.

     Investment income for the three-month and nine-month periods ended September 30, 2001 was $2,834,000 and $8,318,000 compared to $2,624,000 and
     $6,931,000 for the same periods in 2000, representing an 8% and 20% increase, respectively. The increase in investment income was due to a combination of a higher average invested balance in 2001 and higher average interest rates on the Company's portfolio of investments, which consists primarily of debt securities.

     The Company's effective tax rate was 32% for all periods presented.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements during the nine-month period ended September 30, 2001 were met through cash generated from operations. Cash and investments increased $12,124,000 from December 31, 2000 primarily as a result of $20,527,000 of cash generated from operations, partially offset by $3,991,000 of capital expenditures, principally for computer hardware.

     On December 12, 2000, the Company's Board of Directors authorized the repurchase of up to $100,000,000 of the Company's common stock. As of September 30, 2001, the Company had not repurchased any shares under this program.

     The Company believes that its existing cash and investments balance, together with cash generated from operations, will be sufficient to meet the Company's planned working capital, investing, and financing requirements through 2001, including the Company's stock repurchase program and potential business acquisitions.

     NEW PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company's financial statements.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

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




DATE: November 10, 2001                 COGNEX CORPORATION



                                        /s/ Richard A. Morin
                                        ----------------------------------------
                                        Richard A. Morin
                                        Vice President of Finance, Chief
                                        Financial Officer, and Treasurer
                                        (duly authorized officer, principal
                                        financial and accounting officer)