Form 10-Q
period 2002-03-31
COGNEX CORP
filed 2002-05-08
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-17869

COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒           No  ☐

     As of April 28, 2002, there were 44,183,270 shares of Common Stock, $.002 par value, of the registrant outstanding.

Total number of pages: 14

Exhibit index is located on page 13

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2002 and April 1, 2001

Consolidated Balance Sheets at March 31, 2002 and December 31, 2001

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2002

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and April 1, 2001

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(unaudited)
Revenue
Product	$17,256	$39,186
Service	4,524	5,020

	21,780	44,206
Cost of revenue
Product	5,829	9,198
Service	2,736	3,594

	8,565	12,792
Gross margin
Product	11,427	29,988
Service	1,788	1,426

	13,215	31,414
Research, development, and engineering expenses	6,352	8,182
Selling, general, and administrative expenses	13,025	18,438
Amortization of goodwill	—	777

Operating income (loss)	(6,162)	4,017
Investment income	2,396	2,718
Other income	165	267

Income (loss) before provision for income taxes	(3,601)	7,002
Income tax provision (benefit)	(1,081)	2,241

Net income (loss)	$(2,520)	$4,761

Net income (loss) per common and common-equivalent share:
Basic	$(0.06)	$0.11

Diluted	$(0.06)	$0.11

Weighted-average common and common-equivalent shares
outstanding:
Basic	43,971	43,463

Diluted	43,971	44,916

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,119	$31,660
Short-term investments	90,147	78,513
Accounts receivable, less reserves of $2,090 and $2,080 in 2002 and 2001, respectively	17,372	17,064
Inventories	21,995	23,078
Deferred income taxes	12,174	12,175
Prepaid expenses and other current assets	9,600	10,082

Total current assets	182,407	172,572
Long-term investments	171,833	182,542
Property, plant, and equipment, net	30,220	31,213
Deferred income taxes	12,178	12,001
Intangible assets, net	1,382	1,654
Goodwill, net	3,359	3,268
Other assets	3,514	3,654

	$404,893	$406,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,984	$4,356
Accrued expenses	16,154	16,387
Accrued income taxes	486	2,099
Customer deposits	3,339	2,943
Deferred revenue	2,926	3,075

Total current liabilities	25,889	28,860
Stockholders’ equity:
Common stock, $.002 par value - Authorized: 140,000 shares, issued: 46,586 and 46,289 shares in 2002 and 2001, respectively	93	93
Additional paid-in capital	178,530	173,675
Treasury stock, at cost, 2,480 and 2,390 shares in 2002 and 2001, respectively	(45,888)	(43,419)
Retained earnings	251,517	254,037
Accumulated other comprehensive loss	(5,248)	(6,342)

Total stockholders’ equity	379,004	378,044

	$404,893	$406,904

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Treasury Stock
			Paid-in
	Shares	Par Value	Capital	Shares	Cost

Balance at December 31, 2001	46,289	$93	$173,675	2,390	$(43,419)
Issuance of common stock under stock option plans	297		3,600
Tax benefit from exercise of stock options			1,255
Common stock received for payment of stock option exercises				90	(2,469)
Comprehensive loss:
Net loss
Unrealized gain on investments, net of tax of $438
Foreign currency translation adjustment

Comprehensive loss

Balance at March 31, 2002 (unaudited)	46,586	$93	$178,530	2,480	$(45,888)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Retained	Comprehensive	Comprehensive	Stockholders'
	Earnings	Loss	Loss	Equity

Balance at December 31, 2001	$254,037	$(6,342)		$378,044
Issuance of common stock under stock option plans				3,600
Tax benefit from exercise of stock options				1,255
Common stock received for payment of stock option exercises				(2,469)
Comprehensive loss:
Net loss	(2,520)		$(2,520)	(2,520)
Unrealized gain on investments, net of tax of $438		745	745	745
Foreign currency translation adjustment		349	349	349

Comprehensive loss			$(1,426)

Balance at March 31, 2002 (unaudited)	$251,517	$(5,248)		$379,004

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,520)	$4,761
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,228	3,369
Tax benefit from exercise of stock options	1,255	—
Change in current assets and current liabilities	(1,897)	468
Other	(337)	91

Net cash provided by (used in) operating activities	(1,271)	8,689
Cash flows from investing activities:
Purchase of investments	(19,063)	(25,622)
Maturity of investments	18,714	16,976
Purchase of property, plant, and equipment	(642)	(2,397)

Net cash used in investing activities	(991)	(11,043)
Cash flows from financing activities:
Issuance of common stock under stock option plans	1,131	822

Net cash provided by financing activities	1,131	822
Effect of exchange rate changes on cash	590	1,542

Net increase (decrease) in cash and cash equivalents	(541)	10
Cash and cash equivalents at beginning of period	31,660	42,925

Cash and cash equivalents at end of period	$31,119	$42,935

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and April 1, 2001, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Cash, Cash Equivalents, and Investments

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment of up to $25,000,000 over a ten-year period, of which $8,202,000 had been invested as of March 31, 2002. The investment in the limited partnership is included in “Long-term investments” on the Consolidated Balance Sheets. During the first quarter of 2002, a $173,000 loss was recorded on this investment, which represented the Company’s portion of the fund’s realized losses.

Inventories

Inventories consist of the following:

	March 31,	December 31,
	2002	2001
(In thousands)
	(unaudited)
Raw materials	$15,737	$16,108
Work-in-process	2,936	4,162
Finished goods	3,322	2,808

	$21,995	$23,078

In the fourth quarter of 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statements of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheets. During the first quarter of 2002, no change in the estimated exposures and related reserves occurred. The remaining $3,800,000 of this charge represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued Expenses” on the Consolidated Balance Sheets. The Company is in the process of negotiating with vendors for the settlement of these commitments, which may result in a recovery of a portion of the accrued amount.

Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows:

	Three Months Ended

	March 31,	April 1,
	2002	2001
(In thousands, except per share amounts)
	(unaudited)
Net income (loss)	$(2,520)	$4,761

Basic:
Weighted-average common shares outstanding	43,971	43,463

Net income (loss) per common share	$(0.06)	$0.11

Diluted:
Weighted-average common shares outstanding	43,971	43,463
Effect of dilutive securities:
Stock options	—	1,453

Weighted-average common and common-equivalent shares outstanding	43,971	44,916

Net income (loss) per common and common-equivalent share	$(0.06)	$0.11

Stock options to purchase 3,182,948 and 3,010,890 shares of common stock were outstanding for the quarters ended March 31, 2002 and April 1, 2001, respectively, but were not included in the calculation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, for the quarter ended March 31, 2002, potential common stock equivalents of 1,514,002 were not included in the calculation of diluted net loss per share because they were antidilutive. Although these stock options and potential common stock equivalents were antidilutive for the periods presented, they may be dilutive in future periods’ calculations.

Intangible Assets

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. In accordance with this statement, the Company reassessed the classification of its goodwill and other intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of $133,000 of workforce to goodwill. Also in accordance with this statement, the Company reassessed the useful lives of its amortized intangible assets and determined the lives were appropriate.

Amortized intangible assets consist of the following:

	Gross		Net
March 31, 2002	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount

Complete technology	$4,708	$3,446	$1,262
Non-compete agreements	852	732	120

	$5,560	$4,178	$1,382

	Gross		Net
December 31, 2001	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount

Complete technology	$4,708	$3,331	$1,377
Non-compete agreements	852	708	144
Workforce	200	67	133

	$5,760	$4,106	$1,654

Aggregate amortization expense for the quarter ended March 31, 2002 was $139,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount

2002	$554
2003	456
2004	409
2005	102
2006	—

Goodwill

In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company has identified two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the quarter ended March 31, 2002 are as follows:

(In thousands)	MVSD	SISD	Consolidated

Balance at December 31, 2001	$1,355	$1,913	$3,268
Reclassification of workforce	133	—	133
Foreign exchange rate changes	—	(42)	(42)

Balance at March 31, 2002	$1,488	$1,871	$3,359

As of January 1, 2002, the Company ceased the amortization of goodwill and performed the transitional goodwill impairment test for each reporting unit. This analysis, which was completed during the quarter ended March 31, 2002, resulted in a fair value of each reporting unit that exceeded its carrying amount, and therefore, the goodwill in each reporting unit was determined not to be impaired.

Reported net income and net income per basic and diluted share adjusted to exclude amortization of goodwill for the quarter ended April 1, 2001 is as follows (in thousands, except per share amounts):

		Net Income per	Net Income per
	Net Income	Basic Share	Diluted Share

Reported results	$4,761	$0.11	$0.11
Goodwill amortization, net of tax	571	0.01	0.01

Adjusted results	$5,332	$0.12	$0.12

Segment Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspections Systems Division (SISD). MVSD designs, develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials that are processed in a continuous fashion to ensure there are no flaws or defects in the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding nonrecurring charges.

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

For the Three Months Ended March 31, 2002:
Product revenue	$13,991	$3,265	$—	$17,256
Service revenue	3,071	1,453	—	4,524
Operating loss	(3,471)	(102)	(2,589)	(6,162)

For the Three Months Ended April 1, 2001:
Product revenue	$36,351	$2,835	$—	$39,186
Service revenue	3,871	1,149	—	5,020
Operating income (loss)	8,500	(1,527)	(2,956)	4,017

Reconciling items consist of unallocated corporate expenses, which primarily include corporate headquarters and patent infringement litigation. Asset information by segment is not produced internally, and therefore is not presented.

Acquisition of Komatsu Ltd. Machine Vision Business

On March 31, 2000, the Company acquired selected assets of the machine vision business of Komatsu Ltd. for $11,200,000 in cash, with the potential for an additional cash payment in 2002 of up to $8,000,000 depending upon certain performance criteria. The measurement period for the performance criteria ended March 31, 2002, and the Company does not anticipate making any additional payments.

Acquisition of Honeywell International Inc. Web Inspection Business

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that was contingent upon the achievement of certain performance criteria in 2001. The measurement period for the performance criteria ended December 31, 2001, and the Company is seeking a refund of the $1,600,000 prepayment from Honeywell.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Total revenue for the quarter ended March 31, 2002 decreased 51% to $21,780,000 from $44,206,000 for the quarter ended April 1, 2001. During 2001, and continuing in 2002, the Company’s results were negatively impacted by a worldwide slowdown in capital spending by manufacturers in the semiconductor and electronics industries. Sales to Original Equipment Manufacturer (OEM) customers, most of whom make capital equipment used by manufacturers in these industries, decreased $20,518,000, or 79%, from the prior year. Sales to end-user customers also decreased from the prior year by $1,908,000, or 10%, primarily due to lower demand from customers who make electronic products. Sales to end-user customers represented 75% of total revenue in 2002 compared to 41% in 2001. Geographically, revenue decreased from the prior year in all of the Company’s worldwide regions, but most significantly in Japan where many of the Company’s OEM customers are located.

Comparing consecutive quarters, total revenue decreased $3,390,000, or 13%, from the fourth quarter of 2001 due primarily to lower sales to the Company’s OEM customers in the electronics industry, as well as lower sales of surface inspection products.

Product revenue for the quarter ended March 31, 2002 decreased 56% to $17,256,000 from $39,186,000 for the quarter ended April 1, 2001. The decrease in product revenue was primarily due to a lower volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased 10% to $4,524,000 from $5,020,000 due principally to lower revenue generated by maintenance and support programs that are sold bundled with product offerings. Many of the Company’s products that were sold during 2001 included bundled maintenance and support programs for which a portion of the revenue will be recognized in future quarters over the program period. As a result, service revenue did not decrease as dramatically as product revenue and it increased as a percentage of total revenue. Service revenue accounted for 21% of total revenue in 2002 compared to 11% in 2001.

MVSD revenue for the quarter ended March 31, 2002 decreased 58% to $17,062,000 from $40,222,000 for the quarter ended April 1, 2001. The decrease in MVSD revenue was primarily due to a lower volume of systems sold to customers in the semiconductor and electronics industries. SISD revenue increased 18% to $4,718,000 from $3,984,000 due principally to a higher volume of SmartView systems sold to customers in surface inspection industries, such as the paper and metals industries. SISD revenue represented 22% of total revenue in 2002 compared to 9% in 2001.

Gross Margin

Total gross margin as a percentage of revenue was 61% for the quarter ended March 31, 2002 compared to 71% for the quarter ended April 1, 2001. The decrease in gross margin was primarily due to the impact of the lower sales volume over a base of fixed manufacturing costs, as well as a greater percentage of total revenue from the sale of services and surface inspection systems, both of which carry lower margins than the sale of modular vision systems.

The total gross margin for the first quarter of 2002 decreased slightly from the fourth quarter of 2001 due primarily to unfavorable absorption of manufacturing overhead resulting from the 13% sequential decrease in revenue.

Product gross margin as a percentage of revenue was 66% for the quarter ended March 31, 2002 compared to 77% for the quarter ended April 1, 2001. The decrease in product margin was primarily due to unfavorable absorption of manufacturing overhead resulting from a decreased volume of sales, as well as the shift in product mix to lower-margin surface inspection systems. Service gross margin as a percentage of revenue was 40% for the quarter ended March 31, 2002 compared to 28% for the quarter ended April 1, 2001. The increase in service margin was due principally to lower service costs resulting from cost-containment measures implemented in 2001 to more closely align expenses to the lower level of customer demand.

MVSD gross margin as a percentage of revenue was 66% for the quarter ended March 31, 2002 compared to 75% for the quarter ended April 1, 2001. The decrease in MVSD margin was primarily due to the impact of the lower sales volume over a base of fixed manufacturing costs. SISD gross margin as a percentage of revenue was 41% for the quarter ended March 31, 2002 compared to 29% for the quarter ended April 1, 2001. The increase in SISD margin was due principally to the 18% increase in revenue, without a corresponding increase in costs.

Operating Expenses

Research, development, and engineering (R,D&E) expenses for the quarter ended March 31, 2002 decreased 22% to $6,352,000 from $8,182,000 for the quarter ended April 1, 2001. MVSD research, development, and engineering expenses decreased $1,806,000, or 24%, from the prior year and SISD research, development, and engineering expenses decreased $24,000, or 4%, from 2001. The decrease in MVSD and SISD expenses was primarily due to cost-containment measures implemented in 2001. R,D&E expenses for the first quarter of 2002 were relatively consistent with the fourth quarter of 2001.

Selling, general, and administrative (S,G&A) expenses for the quarter ended March 31, 2002 decreased 29% to $13,025,000 from $18,438,000 for the quarter ended April 1, 2001. MVSD selling, general, and administrative expenses decreased $4,685,000, or 34%, from the prior year and SISD selling, general, and administrative expenses decreased $361,000, or 20%, from 2001. Corporate expenses that are not allocated to a division decreased $367,000, or 12%, from the prior year. The decrease in MVSD, SISD, and Corporate expenses was primarily due to cost-containment measures implemented in 2001. S,G&A expenses for the first quarter of 2002 were relatively consistent with the fourth quarter of 2001.

Effective January 1, 2002, the Company ceased the amortization of goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Investment and Other Income

Investment income for the quarter ended March 31, 2002 decreased 12% to $2,396,000 from $2,718,000 for the quarter ended April 1, 2001. The decrease in investment income was due primarily to a loss recorded on the Company’s investment in a limited partnership in the first quarter of 2002.

Other income for the quarter ended March 31, 2002 decreased 38% to $165,000 from $267,000 for the quarter ended April 1, 2001. Other income consists primarily of rental income, net of related expenses, from leasing the building adjacent to the Company’s corporate headquarters. A portion of the Company’s space available for lease is unoccupied in 2002.

Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2002 was a benefit of 30% compared to a provision of 32% for the quarter ended April 1, 2001. The benefit reflects the Company’s significant tax-exempt investment income and future reductions in taxes payable relating to net operating loss carryforwards in various jurisdictions, offset by continued investments in the Company’s foreign operations.

Outlook

For the first time in six quarters, the Company’s order rate increased on a sequential basis during the first quarter of 2002. Demand was higher from both MVSD’s OEM and end-user customers across all regions and virtually all industries served by that division with the largest increases, in absolute dollars, in the semiconductor and electronics industries. This increasing order rate at MVSD leads the Company to believe that revenue for the second quarter of 2002 will increase over the first quarter to a range of $25,000,000 to $27,000,000, with a loss in the range of $0.04 to $0.01 per diluted share. The Company has limited visibility to revenue levels beyond the second quarter of 2002 due to the increasing level of end-user business and shortened order lead times.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements during the quarter ended March 31, 2002 were met with existing cash, cash equivalents, and investments balances. Cash, cash equivalents, and investments at March 31, 2002 totaled $293,099,000 and remained relatively flat from December 31, 2001, as cash used for operations and capital expenditures were offset by the proceeds from the issuance of common stock under stock option plans. Capital expenditures totaled $642,000 and consisted principally of expenditures for computer hardware and software.

On March 31, 2000, the Company acquired selected assets of the machine vision business of Komatsu Ltd. for $11,200,000 in cash, with the potential for an additional cash payment in 2002 of up to $8,000,000 depending upon certain performance criteria. The measurement period for the performance criteria ended March 31, 2002, and the Company does not anticipate making any additional payments.

On April 20, 2000, the Company acquired all of the outstanding shares of Image Industries, Ltd. for $2,706,000. The purchase price included $1,754,000 in cash payments, $341,000 of which, at March 31, 2002, remained to be paid in the second quarter of 2002.

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that was contingent upon the achievement of certain performance criteria in 2001. The measurement period for the performance criteria ended December 31, 2001, and the Company is seeking a refund of the $1,600,000 prepayment from Honeywell.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment of up to $25,000,000 over a ten-year period, of which $8,202,000 had been invested as of March 31, 2002, including $1,250,000 in the first quarter of 2002.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of March 31, 2002, the Company had not repurchased any shares under this program.

The Company believes that its existing cash, cash equivalents, and investments balances will be sufficient to meet its planned operating and investing activities in the upcoming year, which consist primarily of working capital and capital expenditure requirements, as well as any strategic initiatives, including its stock repurchase program and potential business or asset acquisitions.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” “plans,” and similar words and other statements of a similar sense, are forward-looking statements. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the cyclicality of the semiconductor and electronics industries; (2) the Company’s continued ability to achieve significant international revenue; (3) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (4) the reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company’s products; (5) the inability to attract or retain skilled employees; (6) the inability to forecast customer demand accurately; (7) the technological obsolescence of current products and the inability to develop new products; (8) the inability to protect the Company’s proprietary technology and intellectual property; (9) the inability to respond to competitive technology and pricing pressures; and (10) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in Item 1 of the 2002 Annual Report on Form 10-K. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

DATE: May 8, 2002	COGNEX CORPORATION

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance, Chief Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)