Form 10-Q
period 2002-06-30
COGNEX CORP
filed 2002-08-09
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-17869

COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   X                 No
                  ——                     ——

     As of July 28, 2002, there were 44,217,447 shares of Common Stock, $.002 par value, of the registrant outstanding.

Total number of pages: 16
Exhibit index is located on page 15

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Operations for the three and six months ended June 30, 2002 and July 1, 2001
Consolidated Balance Sheets at June 30, 2002 and December 31, 2001
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2002
Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and July 1, 2001
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(unaudited)		(unaudited)

Revenue
Product	$22,406	30,896	39,662	70,082
Service	4,265	6,483	8,789	11,503

	26,671	37,379	48,451	81,585

Cost of revenue
Product	6,282	9,185	12,111	18,383
Service	2,946	3,066	5,682	6,660

	9,228	12,251	17,793	25,043

Gross margin
Product	16,124	21,711	27,551	51,699
Service	1,319	3,417	3,107	4,843

	17,443	25,128	30,658	56,542

Research, development, and engineering expenses	6,498	7,655	12,850	15,837
Selling, general, and administrative expenses	14,233	16,441	27,258	34,879
Amortization of goodwill	—	778	—	1,555
Operating income (loss)	(3,288)	254	(9,450)	4,271
Investment income (loss)	(4,025)	2,766	(1,629)	5,484
Other income	62	149	227	416
Income (loss) before provision (benefit) for income taxes	(7,251)	3,169	(10,852)	10,171
Income tax provision (benefit)	(2,539)	1,014	(3,620)	3,255
Net income (loss)	$(4,712)	$2,155	$(7,232)	$6,916

Net income (loss) per common and common-equivalent share:
Basic	$(.11)	$.05	$(.16)	$.16

Diluted	$(.11)	$.05	$(.16)	$.15

Weighted-average common and common-equivalent shares outstanding:
Basic	44,172	43,545	44,072	43,504

Diluted	44,172	45,442	44,072	45,177

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,083	$31,660
Short-term investments	85,563	78,513
Accounts receivable, less reserves of $2,071 and $2,080 in 2002 and 2001, respectively	19,284	17,064
Inventories	21,482	23,078
Deferred income taxes	12,182	12,175
Prepaid expenses and other current assets	8,732	10,082

Total current assets	181,326	172,572
Long-term investments	172,681	182,542
Property, plant, and equipment, net	29,617	31,213
Deferred income taxes	13,468	12,001
Intangible assets, net	1,244	1,654
Goodwill, net	3,616	3,268
Other assets	3,666	3,654

	$405,618	$406,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,822	$4,356
Accrued expenses	15,260	16,387
Accrued income taxes	691	2,099
Customer deposits	3,480	2,943
Deferred revenue	3,087	3,075

Total current liabilities	28,340	28,860
Stockholders’ equity:
Common stock, $.002 par value - Authorized: 140,000 shares, issued: 46,698 and 46,289 shares in 2002 and 2001, respectively	93	93
Additional paid-in capital	180,547	173,675
Treasury stock, at cost, 2,481 and 2,390 shares in 2002 and 2001, respectively	(45,886)	(43,419)
Retained earnings	246,805	254,037
Accumulated other comprehensive loss	(4,281)	(6,342)

Total stockholders’ equity	377,278	378,044

	$405,618	$406,904

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Common Stock		Additional	Treasury Stock			Other		Total
			Paid-in			Retained	Comprehensive	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Shares	Cost	Earnings	Loss	Loss	Equity

Balance at December 31, 2001	46,289	$93	$173,675	2,390	$(43,419)	$254,037	$(6,342)		$378,044
Issuance of common stock under stock option and stock purchase plans	409		5,336						5,336
Tax benefit from exercise of stock options			1,536						1,536
Common stock received for payment of stock option exercises				91	(2,467)				(2,467)
Comprehensive loss:
Net loss						(7,232)		$(7,232)	(7,232)
Recognition of accumulated losses on equity securities, net of tax of $2,506, in current operations							4,269	4,269	4,269
Foreign currency translation adjustment							(2,208)	(2,208)	(2,208)

Comprehensive loss								$(5,171)

Balance at June 30, 2002 (unaudited)	46,698	$93	$180,547	2,481	$(45,886)	$246,805	$(4,281)		$377,278

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 30,	July 1,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,232)	$6,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,738	6,798
Tax benefit from exercise of stock options	1,536	573
Loss on sale and impairment of equity securities	6,184	—
Deferred income tax provision (benefit)	(1,591)	(755)
Change in current assets and current liabilities	77	895
Other	535	(154)

Net cash provided by operating activities	4,247	14,273
Cash flows from investing activities:
Purchase of investments	(44,615)	(46,345)
Maturity and sale of investments	46,594	36,015
Purchase of property, plant, and equipment	(1,331)	(3,498)
Cash paid for business acquisitions	(349)	(361)

Net cash provided by (used in) investing activities	299	(14,189)
Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	2,869	2,441

Net cash provided by financing activities	2,869	2,441
Effect of exchange rate changes on cash	(4,992)	2,162

Net increase in cash and cash equivalents	2,423	4,687
Cash and cash equivalents at beginning of period	31,660	42,925

Cash and cash equivalents at end of period	$34,083	$47,612

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

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2002, and the results of its operations for the three-month and six-month periods ended June 30, 2002 and July 1, 2001, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

New Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following:
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)

Cash	$27,343	$19,808
Municipal obligations	6,740	11,852

Total cash and cash equivalents	34,083	31,660

Municipal obligations	85,563	78,513

Total short-term investments	85,563	78,513

Municipal obligations	158,629	169,730
Equity securities	4,506	5,687
Investment in limited partnership	9,546	7,125

Total long-term investments	172,681	182,542

	$292,327	$292,715

During the second quarter of 2002, the Company sold certain equity securities with a cost basis of $4,638,000 and recorded a realized loss of $2,867,000 on this transaction. At June 30, 2002, the remaining equity securities had a cost basis of $7,823,000 and an unrealized loss, which was determined to be other-than-temporary, resulting in a recognized investment loss of $3,317,000 in the second quarter of 2002. Subsequent to June 30, 2002, the Company sold these remaining equity securities, and therefore, no longer holds any equity investments. The market value of these securities at the date of sale did not fluctuate significantly from June 30, 2002, and therefore, the realized loss on these sales will not be material to the results of operations for the third quarter of 2002.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment of up to $25,000,000 over a ten-year period, of which $9,875,000 had been invested as of June 30, 2002. During the second quarter

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2002, the Company recorded a $156,000 loss on this investment, bringing the year-to-date loss to $329,000. The realized losses represent investment losses and expenses that have not been recovered by investment gains.

Inventories

Inventories consist of the following:
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)

Raw materials	$14,877	$16,108
Work-in-process	4,877	4,162
Finished goods	1,728	2,808

	$21,482	$23,078

In the fourth quarter of 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statements of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheets at December 31, 2001. During the second quarter of 2002, the Company sold $1,000,000 of this previously reserved inventory, and accordingly, recorded a benefit to “Cost of product revenue” for the sale of this inventory which had a zero cost basis. The remaining $3,800,000 of the charge recorded in the fourth quarter of 2001 represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued Expenses” on the Consolidated Balance Sheets at December 31, 2001. During the second quarter of 2002, the Company took ownership of $1,506,000 of this inventory. The Company is in the process of negotiating with vendors for the settlement of the remaining commitments, which may result in a recovery of a portion of the accrued amount at June 30, 2002 of $2,294,000.

Intangible Assets

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. In accordance with this statement, the Company reassessed the classification of its goodwill and other intangible assets. This analysis, which was completed during the first quarter of 2002, resulted in the reclassification of $133,000 of workforce to goodwill. Also in accordance with this statement, the Company reassessed the useful lives of its amortized intangible assets and determined the lives were appropriate.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

June 30, 2002
Complete technology	$4,708	$3,560	$1,148
Non-compete agreements	852	756	96

	$5,560	$4,316	$1,244

December 31, 2001
Complete technology	$4,708	$3,331	$1,377
Non-compete agreements	852	708	144
Workforce	200	67	133

	$5,760	$4,106	$1,654

Aggregate amortization expense for the three-month and six-month periods ended June 30, 2002 was $138,000 and $277,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount

2002	$554
2003	456
2004	409
2005	102
2006	—

Goodwill

In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company has identified two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the six-month period ended June 30, 2002 are as follows (in thousands):

	Mvsd	Sisd	Consolidated

Balance at December 31, 2001	$1,355	$1,913	$3,268
Reclassification of workforce	133	—	133
Foreign exchange rate changes	—	215	215

Balance at June 30, 2002	$1,488	$2,128	$3,616

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2002, the Company ceased the amortization of goodwill and performed the transitional goodwill impairment test for each reporting unit. This analysis, which was completed during the first quarter of 2002, resulted in a fair value of each reporting unit that exceeded its carrying amount, and therefore, the goodwill in each reporting unit was determined not to be impaired.

Reported net income and net income per basic and diluted share adjusted to exclude amortization of goodwill for the three-month and six-month periods ended July 1, 2001 is as follows (in thousands, except per share amounts):

		Net Income Per	Net Income Per
	Net Income	Basic Share	Diluted Share

Three Months Ended July 1, 2001
Reported results	$2,155	$.05	$.05
Goodwill amortization, net of tax	569	.01	.01

Adjusted results	$2,724	$.06	$.06

Six Months Ended July 1, 2001
Reported results	$6,916	$.16	$.15
Goodwill amortization, net of tax	1,140	.03	.03

Adjusted results	$8,056	$.19	$.18

Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows:
  (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(unaudited)		(unaudited)

Net income (loss)	$(4,712)	$2,155	$(7,232)	$6,916

Basic:
Weighted-average common shares outstanding	44,172	43,545	44,072	43,504

Net income (loss) per common share	$(.11)	$.05	$(.16)	$.16

Diluted:
Weighted-average common shares outstanding	44,172	43,545	44,072	43,504
Effect of dilutive stock options	—	1,897	—	1,673

Weighted-average common and common-equivalent shares outstanding	44,172	45,442	44,072	45,177

Net income (loss) per common and common-equivalent share	$(.11)	$.05	$(.16)	$.15

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options to purchase 4,011,987 and 3,221,247 shares of common stock were outstanding for the three-month and six-month periods ended June 30, 2002, respectively, and 2,539,017 and 2,718,861 for the same periods in 2001, but were not included in the calculation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, potential common stock equivalents of 1,391,124 and 1,452,142 were not included in the calculation of diluted net loss per share for the three-month and six-month periods ended June 30, 2002, respectively, because they were antidilutive. Although these stock options and potential common stock equivalents were antidilutive for the periods presented, they may be dilutive in future periods’ calculations.

Segment Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspections Systems Division (SISD). MVSD designs, develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials that are processed in a continuous fashion to ensure there are no flaws or defects in the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding unusual items.

     The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	Mvsd	Sisd	Items	Consolidated

Three Months Ended June 30, 2002
Product revenue	$17,424	$4,982	$—	$22,406
Service revenue	2,912	1,353	—	4,265
Operating income (loss)	(2,503)	724	(1,509)	(3,288)

Six Months Ended June 30, 2002
Product revenue	$31,415	$8,247	$—	$39,662
Service revenue	5,983	2,806	—	8,789
Operating income (loss)	(5,974)	622	(4,098)	(9,450)

Three Months Ended July 1, 2001
Product revenue	$26,147	$4,749	$—	$30,896
Service revenue	5,309	1,174	—	6,483
Operating income (loss)	2,786	124	(2,656)	254

Six Months Ended July 1, 2001
Product revenue	$62,498	$7,584	$—	$70,082
Service revenue	9,180	2,323	—	11,503
Operating income (loss)	11,286	(1,403)	(5,612)	4,271

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciling items consist of the benefit from the sale of previously reserved inventory, which is not included in the segment’s operating loss for the purpose of making operating decisions and assessing performance, and unallocated corporate expenses, which primarily include corporate headquarters costs and patent infringement litigation. Asset information by segment is not produced internally, and therefore is not presented.

Acquisition of Komatsu Ltd. Machine Vision Business

On March 31, 2000, the Company acquired selected assets of the machine vision business of Komatsu Ltd. for $11,200,000 in cash, with the potential for an additional cash payment in 2002 of up to $8,000,000 depending upon certain performance criteria. The measurement period for the performance criteria ended March 31, 2002, and the Company did not make any additional payments.

Acquisition of Honeywell International Inc. Web Inspection Business

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that was contingent upon the achievement of certain performance criteria in 2001. The measurement period for the performance criteria ended December 31, 2001. The Company expects a refund of $996,000 from Honeywell during the third quarter of 2002. The remaining $604,000 was expensed in the second quarter of 2002.

Stock Repurchase Program

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. At June 30, 2002, the Company had not repurchased any shares under this program. As of August 7, 2002, a total of 1,392,395 shares were repurchased at a cost of $20,722,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenue for the three-month and six-month periods ended June 30, 2002 totaled $26,671,000 and $48,451,000, respectively, compared to $37,379,000 and $81,585,000 for the same periods in 2001, representing a 29% decrease for the three-month period and a 41% decrease for the six-month period. The Company’s results continue to be negatively impacted by the worldwide slowdown in capital equipment spending by manufacturers in the semiconductor and electronics industries. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in these industries, decreased $8,147,000, or 49%, from the three-month period in 2001 and $28,664,000, or 67%, from the six-month period in 2001. Sales to end-user customers decreased $2,561,000, or 12%, from the three-month period in 2001 and $4,470,000, or 11%, from the six-month period in 2001, primarily due to lower demand from customers who make electronic products. While revenue decreased in all of the Company’s worldwide regions from the prior year, the most significant decrease was in Japan, where many of the Company’s OEM customers are located.

Comparing consecutive quarters, revenue increased $4,891,000, or 22%, from the first quarter of 2002. Sales to OEM customers increased $2,989,000, or 54%, from the prior quarter, as the Company began to experience an increase in demand from customers in the semiconductor and electronics industries. Sales to end-user customers increased $1,902,000, or 12%, from the prior quarter due primarily to higher sales of the Company’s surface inspection systems.

Product revenue for the three-month and six-month periods ended June 30, 2002 totaled $22,406,000 and $39,662,000, respectively, compared to $30,896,000 and $70,082,000 for the same periods in 2001, representing a 27% decrease for the three-month period and a 43% decrease for the six-month period. The decrease in product revenue was primarily due to a lower volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $4,265,000 and $8,789,000 for the three-month and six-month periods ended June 30, 2002, respectively, compared to $6,483,000 and $11,503,000 for the same periods in 2001, representing a 34% decrease for the three-month period and a 24% decrease for the six-month period. The decrease in service revenue was due principally to lower revenue generated by maintenance and support programs that are sold bundled with product offerings.

MVSD revenue for the three-month and six-month periods ended June 30, 2002 totaled $20,336,000 and $37,398,000, respectively, compared to $31,456,000 and $71,678,000 for the same periods in 2001, representing a 35% decrease for the three-month period and a 48% decrease for the six-month period. The decrease in MVSD revenue was primarily due to a lower volume of systems sold to customers in the semiconductor and electronics industries. SISD revenue for the three-month and six-month periods ended June 30, 2002 totaled $6,335,000 and $11,053,000, respectively, compared to $5,923,000 and $9,907,000 for the same periods in 2001, representing a 7% increase for the three-month period and a 12% increase for the six-month period. SISD revenue increased due principally to a higher volume of SmartView systems sold to customers in surface inspection industries, such as the paper and metals industries.

Gross Margin

Gross margin as a percentage of revenue for the three-month and six-month periods ended June 30, 2002 was 65% and 63%, respectively, compared to 67% and 69% for the same periods in 2001. During the second quarter of 2002, the Company sold $1,000,000 of inventory that was considered excess, and therefore, was fully reserved in the fourth quarter of 2001, resulting in a benefit to “Cost of product revenue” in the second quarter of 2002 for the sale of this inventory which had a zero cost basis. Excluding this inventory benefit, gross margin as a percentage of revenue for the three-month and six-

month periods ended June 30, 2002 was 62% and 61%, respectively. The decrease in gross margin was primarily due to the impact of the lower sales volume over a base of fixed manufacturing costs, as well as lower MVSD service margins as a result of the lower maintenance and support revenue. In addition, a greater percentage of total revenue was derived from the sale of surface inspection systems, which carry lower margins than the sale of modular vision systems.

Gross margin for the second quarter of 2002, excluding the inventory benefit, increased slightly to 62% from 61% in the first quarter of 2002 due primarily to more favorable absorption of manufacturing overhead, resulting from the 22% sequential increase in revenue.

Product gross margin as a percentage of revenue, excluding the inventory benefit, was 67% for both the three-month and six-month periods ended June 30, 2002, compared to 70% and 74% for the three-month and six-month periods in 2001, respectively. The decrease in product margin was primarily due to unfavorable absorption of manufacturing overhead resulting from a decreased volume of sales, as well as the shift in product mix to lower-margin surface inspection systems. Service gross margin as a percentage of revenue for the three-month and six-month periods ended June 30, 2002 was 31% and 35%, respectively, compared to 53% and 42% for the same periods in 2001. The decrease in service margin was due principally to lower maintenance and support revenue that is sold bundled with MVSD products.

MVSD gross margin as a percentage of revenue, excluding the inventory benefit, was 66% for both the three-month and six-month periods ended June 30, 2002, compared to 72% and 74% for the three-month and six-month periods in 2001, respectively. The decrease in MVSD margin was primarily due to the impact of the lower sales volume over a base of fixed manufacturing costs, as well as lower service margins as a result of the lower maintenance and support revenue. SISD gross margin as a percentage of revenue for the three-month and six-month periods ended June 30, 2002 was 46% and 44%, respectively, compared to 42% and 37% for the same periods in 2001. The increase in SISD margin was due principally to the higher level of revenue generated with essentially the same cost structure.

Operating Expenses

Research, development, and engineering expenses for the three-month and six-month periods ended June 30, 2002 were $6,498,000 and $12,850,000, respectively, compared to $7,655,000 and $15,837,000 for the same periods in 2001, representing a 15% decrease for the three-month period and a 19% decrease for the six-month period. MVSD R,D&E expenses for the three-month and six-month periods ended June 30, 2002 decreased 17% and 21%, respectively, from the same periods in 2001 primarily due to cost-containment measures implemented in 2001 to more closely align expenses to the lower level of customer demand. SISD R,D&E expenses for the three-month and six-month periods ended June 30, 2002 increased 14% and 4%, respectively, from the same periods in 2001 principally due to certification testing of SISD products and an increase in spending on project materials. R,D&E expenses for the second quarter of 2002 were relatively consistent with the first quarter of 2002.

Selling, general, and administrative expenses for the three-month and six-month periods ended June 30, 2002 were $14,233,000 and $27,258,000, respectively, compared to $16,441,000 and $34,879,000 for the same periods in 2001, representing a 13% decrease for the three-month period and a 22% decrease for the six-month period. MVSD S,G&A expenses for the three-month and six-month periods ended June 30, 2002 decreased 17% and 26%, respectively, from the same periods in 2001, while SISD S,G&A expenses were consistent with the three-month period in 2001 and were 10% lower than the six-month period in 2001. Corporate expenses that are not allocated to a division decreased 6% and 9% for the three-month and six-month periods ended June 30, 2002, respectively, from the same periods in 2001. All of the decreases in spending from the prior year were due to the cost-containment initiatives put in place during 2001. S,G&A expenses for the second quarter of 2002 increased 9% from the first quarter of 2002 as a result of higher spending in sales and marketing undertaken to increase sales opportunities.

Effective January 1, 2002, the Company ceased the amortization of goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Investment and Other Income (Loss)

Investment losses for the three-month and six-month periods ended June 30, 2002 totaled $4,025,000 and $1,629,000, respectively, compared to investment income of $2,766,000 and $5,484,000 for the same periods in 2001. During the second quarter of 2002, the Company recorded losses from the sale and impairment of equity securities totaling $6,184,000. Excluding these losses, investment income for the three-month and six-month periods ended June 30, 2002 was $2,159,000 and $4,555,000, respectively, representing a 22% decrease for the three-month period and a 17% decrease for the and six-month period. The decrease in investment income was primarily due to lower average interest rates on the Company’s portfolio of investments, which consists principally of debt securities, as well as losses recorded on the Company’s investment in a limited partnership.

Other income for the three-month and six-month periods ended June 30, 2002 was $62,000 and $227,000, respectively, compared to $149,000 and $416,000 for the same periods in 2001, representing a 58% decrease for the three-month period and a 45% decrease for the six-month period. Other income consists primarily of rental income, net of related expenses, from leasing space in the building adjacent to the Company’s corporate headquarters. A portion of the Company’s space available for lease has been unoccupied in 2002.

Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2002 was a benefit of 35% and 33.4%, respectively, compared to a provision of 32% for both periods in 2001. Excluding the impact of the $1,000,000 benefit from the sale of previously reserved inventory and the $6,184,000 in investment losses, which were both tax-effected at a 37% marginal rate, the effective tax rate for both periods in 2002 was a benefit of 30%. This benefit reflects the Company’s significant tax-exempt investment income and future reductions in taxes payable relating to net operating loss carryforwards in various jurisdictions, offset by continued investments in the Company’s foreign operations.

Outlook

For the second consecutive quarter, the Company’s order rate increased on a sequential basis during the second quarter of 2002. Demand was higher from both OEM and end-user customers across all major regions and most industries with the largest increases, in absolute dollars, in the semiconductor and electronics industries. This increasing order rate leads the Company to believe that revenue for the third quarter of 2002 will increase over the second quarter to a range of $31,000,000 to $33,000,000. The Company has limited visibility to revenue levels beyond the third quarter of 2002 due to the increasing level of end-user business and shortened order lead times.

On August 1, 2002, the Company announced that it will reduce its global work force by approximately 85 positions. In the third quarter of 2002, the Company intends to take a one-time charge of approximately $1,000,000 for severance and related costs. Including this charge, the Company expects to report net income (loss) per diluted share in the range of $(.02) to $.00.

Liquidity and Capital Resources

The Company’s cash requirements during the six-month period ended June 30, 2002 were met with cash generated from operations and the proceeds received from the issuance of common stock under stock option and stock purchase plans. Cash, cash equivalents, and investments at June 30, 2002 totaled $292,327,000 and remained relatively flat with December 31, 2001. Capital expenditures totaled $1,331,000 and consisted principally of expenditures for computer hardware and software.

On March 31, 2000, the Company acquired selected assets of the machine vision business of Komatsu Ltd. for $11,200,000 in cash, with the potential for an additional cash payment in 2002 of up to $8,000,000 depending upon certain performance criteria. The measurement period for the performance criteria ended March 31, 2002, and the Company did not make any additional payments.

On April 20, 2000, the Company acquired all of the outstanding shares of Image Industries, Ltd. for $2,706,000. The purchase price included $1,754,000 in cash payments. During the second quarter of 2002, the Company made a final cash payment of $349,000.

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that was contingent upon the achievement of certain performance criteria in 2001. The Company expects a refund of $996,000 from Honeywell during the third quarter of 2002. The remaining $604,000 was expensed in the second quarter of 2002.

During the second quarter of 2002, the Company sold certain equity securities with a cost basis of $4,638,000 and recorded a realized loss of $2,867,000 on this transaction. At June 30, 2002, the remaining equity securities had a cost basis of $7,823,000 and an unrealized loss, which was determined to be other-than-temporary, resulting in a recognized investment loss of $3,317,000 in the second quarter of 2002. Subsequent to June 30, 2002, the Company sold these remaining equity securities, and therefore, no longer holds any equity investments. The market value of these securities at the date of sale did not fluctuate significantly from June 30, 2002, and therefore, the realized loss on these sales will not be material to the results of operations for the third quarter of 2002.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment of up to $25,000,000 over a ten-year period, of which $9,875,000 had been invested as of June 30, 2002, including $2,750,000 in the first half of 2002.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. At June 30, 2002, the Company had not repurchased any shares under this program. As of August 7, 2002, a total of 1,392,395 shares were repurchased at a cost of $20,722,000.

The Company believes that its existing cash, cash equivalent, and investment balances will be sufficient to meet its planned operating and investing activities in the upcoming year, which consist primarily of working capital and capital expenditure requirements, as well as any strategic initiatives, including its stock repurchase program and potential business or asset acquisitions.

New Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of the Stockholders of Cognex Corporation held in lieu of the 2002 Annual Meeting held on April 25, 2002, the Stockholders elected Robert J. Shillman and William Krivsky to serve as Directors for a term of three years. Patrick Alias, Jerald Fishman, Anthony Sun, and Reuben Wasserman continued as Directors after the meeting. The 39,081,819 shares represented at the meeting voted as follows: The election of Robert J. Shillman as Director, 33,490,329 votes for and 5,591,790 withheld; the election of William Krivsky as Director, 38,594,672 votes for and 487,147 withheld.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, the undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

DATE: August 9, 2002	COGNEX CORPORATION

/s/ Robert J. Shillman ———————————————— Robert J. Shillman President, Chief Executive Officer and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin ———————————————— Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)