Form 10-Q
period 2002-09-29
COGNEX CORP
filed 2002-11-05
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2002 or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ______

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

Yes                       No

     As of October 27, 2002, there were 42,555,541 shares of Common Stock, $.002 par value, of the registrant outstanding.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Operations for the three and nine months ended September 29, 2002 and September 30, 2001
Consolidated Balance Sheets at September 29, 2002 and December 31, 2001
Consolidated Statement of Stockholders’ Equity for the nine months ended September 29, 2002
Consolidated Condensed Statements of Cash Flows for the nine months ended September 29, 2002 and September 30, 2001
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenue
Product	$27,268	$28,657	$66,930	$98,739
Service	4,559	5,317	13,348	16,820

	31,827	33,974	80,278	115,559
Cost of revenue
Product	8,219	8,355	20,330	26,738
Service	2,846	2,715	8,528	9,375

	11,065	11,070	28,858	36,113
Gross margin
Product	19,049	20,302	46,600	72,001
Service	1,713	2,602	4,820	7,445

	20,762	22,904	51,420	79,446
Research, development, and engineering expenses	6,714	7,583	19,564	23,420
Selling, general, and administrative expenses	15,442	14,168	42,700	49,047
Amortization of goodwill	—	773	—	2,328

Operating income (loss)	(1,394)	380	(10,844)	4,651
Investment income	2,507	2,834	878	8,318
Other income	119	155	346	571

Income (loss) before provision (benefit) for income taxes	1,232	3,369	(9,620)	13,540
Income tax provision (benefit)	451	1,077	(3,169)	4,332

Net income (loss)	$781	$2,292	$(6,451)	$9,208

Net income (loss) per common and common-equivalent share:
Basic	$.02	$.05	$(.15)	$.21

Diluted	$.02	$.05	$(.15)	$.20

Weighted-average common and common-equivalent shares outstanding:
Basic	43,309	43,710	43,817	43,573

Diluted	43,571	45,463	43,817	45,266

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,108	$31,660
Short-term investments	83,075	78,513
Accounts receivable, less reserves of $2,407 and $2,080 in 2002 and 2001, respectively	21,645	17,064
Inventories	19,146	23,078
Deferred income taxes	12,076	12,175
Prepaid expenses and other current assets	11,243	10,082

Total current assets	194,293	172,572

Long-term investments	140,963	182,542
Property, plant, and equipment, net	28,279	31,213
Deferred income taxes	12,517	12,001
Intangible assets, net	1,047	1,654
Goodwill, net	3,593	3,268
Other assets	3,623	3,654

	$384,315	$406,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,517	$4,356
Accrued expenses	14,333	16,387
Accrued income taxes	2,003	2,099
Customer deposits	3,519	2,943
Deferred revenue	3,353	3,075

Total current liabilities	29,725	28,860

Stockholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 46,799 and 46,289 shares in 2002 and 2001, respectively	94	93
Additional paid-in capital	183,365	173,675
Treasury stock, at cost, 4,249 and 2,390 shares in 2002 and 2001, respectively	(72,311)	(43,419)
Retained earnings	247,586	254,037
Accumulated other comprehensive loss	(4,144)	(6,342)

Total stockholders’ equity	354,590	378,044

	$384,315	$406,904

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Additional	Treasury Stock
			Paid-in
	Shares	Par Value	Capital	Shares	Cost

Balance at December 31, 2001	46,289	$93	$173,675	2,390	$(43,419)
Issuance of common stock under stock option and stock purchase plans	510	1	8,004
Tax benefit from exercise of stock options			1,686
Repurchase of common stock				1,768	(26,425)
Common stock received for payment of stock option exercises				91	(2,467)
Comprehensive loss:
Net loss
Recognition of accumulated losses on equity securities, net of tax of $2,506, in current operations
Foreign currency translation adjustment

Comprehensive loss

Balance at September 29, 2002 (unaudited)	46,799	$94	$183,365	4,249	$(72,311)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Retained	Comprehensive	Comprehensive	Stockholders'
	Earnings	Loss	Loss	Equity

Balance at December 31, 2001	$254,037	$(6,342)		$378,044
Issuance of common stock under stock option and stock purchase plans				8,005
Tax benefit from exercise of stock options				1,686
Repurchase of common stock				(26,425)
Common stock received for payment of stock option exercises				(2,467)
Comprehensive loss:
Net loss	(6,451)		$(6,451)	(6,451)
Recognition of accumulated losses on equity securities, net of tax of $2,506, in current operations		4,269	4,269	4,269
Foreign currency translation adjustment		(2,071)	(2,071)	(2,071)

Comprehensive loss			$(4,253)

Balance at September 29, 2002 (unaudited)	$247,586	$(4,144)		$354,590

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 29,	September 30,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,451)	$9,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,153	10,279
Tax benefit from exercise of stock options	1,686	1,304
Loss on sale of equity securities	6,184	—
Deferred income tax benefit	(611)	(766)
Change in current assets and current liabilities	(1,431)	630
Other	618	(128)

Net cash provided by operating activities	7,148	20,527

Cash flows from investing activities:
Purchase of investments	(66,489)	(96,217)
Maturity and sale of investments	102,010	81,381
Purchase of property, plant, and equipment	(1,628)	(3,991)
Cash paid for business acquisitions	(349)	(361)

Net cash provided by (used in) investing activities	33,544	(19,188)

Cash flows from financing activities:
Repurchase of common stock	(26,425)	—
Issuance of common stock under stock option and stock purchase plans	5,538	3,154

Net cash (used in) provided by financing activities	(20,887)	3,154

Effect of foreign exchange rate changes on cash	(4,357)	595

Net increase in cash and cash equivalents	15,448	5,088
Cash and cash equivalents at beginning of period	31,660	42,925

Cash and cash equivalents at end of period	$47,108	$48,013

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

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 29, 2002, and the results of its operations for the three-month and nine-month periods ended September 29, 2002 and September 30, 2001, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following:
      (In thousands)

	September 29,	December 31,
	2002	2001

	(unaudited)
Cash	$36,567	$19,808
Municipal obligations	10,541	11,852

Total cash and cash equivalents	47,108	31,660

Municipal obligations	83,075	78,513

Total short-term investments	83,075	78,513

Municipal obligations	131,417	169,730
Equity securities	—	5,687
Investment in limited partnership	9,546	7,125

Total long-term investments	140,963	182,542

	$271,146	$292,715

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, the Company sold equity securities with a cost basis of $12,461,000 and recorded realized losses of $6,184,000 on these transactions. The Company no longer holds any equity investments.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment of up to $25,000,000 over a ten-year period, of which $9,875,000 had been invested as of September 29, 2002. During 2002, the Company recorded losses of $329,000 on this investment, representing realized investment losses and expenses that have not been recovered by realized investment gains. A member of the Board of Directors of the Company is a Managing General Partner of Venrock Associates.

Inventories

Inventories consist of the following:
      (In thousands)

	September 29,	December 31,
	2002	2001

	(unaudited)
Raw materials	$10,674	$16,108
Work-in-process	5,838	4,162
Finished goods	2,634	2,808

	$19,146	$23,078

In the fourth quarter of 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statements of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. A total of $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheets at December 31, 2001. During the third quarter of 2002, the Company sold $262,000 of this previously reserved inventory, bringing the year-to-date amount to $1,262,000. Accordingly, a benefit was recorded to “Cost of product revenue” for the sale of this inventory which had a zero cost basis. The remaining $3,800,000 of the charge recorded in the fourth quarter of 2001 represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued Expenses” on the Consolidated Balance Sheets at December 31, 2001. During the second quarter of 2002, the Company took ownership of $1,506,000 of this inventory. During the third quarter of 2002, the Company recorded a benefit to “Cost of product revenue” from the favorable resolution of $894,000 of these inventory purchase commitments. The Company is in the process of negotiating with vendors for the settlement of the remaining commitments, which may result in a recovery of a portion of the remaining $1,400,000 accrued at September 29, 2002.

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

September 29, 2002
Complete technology	$4,708	$3,674	$1,034
Non-compete agreements	793	780	13

	$5,501	$4,454	$1,047

December 31, 2001
Complete technology	$4,708	$3,331	$1,377
Non-compete agreements	852	708	144
Workforce	200	67	133

	$5,760	$4,106	$1,654

Aggregate amortization expense for the three-month and nine-month periods ended September 29, 2002 was $138,000 and $415,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount

2002	$542
2003	409
2004	409
2005	102
2006	—

Goodwill

In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company has identified two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the nine-month period ended September 29, 2002 are as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2001	$1,355	$1,913	$3,268
Reclassification of workforce	133	—	133
Foreign exchange rate changes	—	192	192

Balance at September 29, 2002	$1,488	$2,105	$3,593

As of January 1, 2002, the Company ceased the amortization of goodwill and performed the transitional goodwill impairment test for each reporting unit. This analysis, which was completed during the first quarter of 2002, resulted in a fair value of each reporting unit that exceeded its carrying amount, and therefore, the goodwill in each reporting unit was determined not to be impaired.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported net income and net income per basic and diluted share adjusted to exclude amortization of goodwill for the three-month and nine-month periods ended September 30, 2001 is as follows (in thousands, except per share amounts):

		Net Income per	Net Income per
	Net Income	Basic Share	Diluted Share

Three months ended September 30, 2001
Reported results	$2,292	$.05	$.05
Goodwill amortization, net of tax	569	.01	.01

Adjusted results	$2,861	$.06	$.06

Nine months ended September 30, 2001
Reported results	$9,208	$.21	$.20
Goodwill amortization, net of tax	1,708	.04	.04

Adjusted results	$10,916	$.25	$.24

Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows:
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)

Net income (loss)	$781	$2,292	$(6,451)	$9,208

BASIC:
Weighted-average common shares outstanding	43,309	43,710	43,817	43,573

Net income (loss) per common share	$.02	$.05	$(.15)	$.21

DILUTED:
Weighted-average common shares outstanding	43,309	43,710	43,817	43,573
Effect of dilutive stock options	442	1,753	—	1,693

Weighted-average common and common-equivalent shares outstanding	43,751	45,463	43,817	45,266

Net income (loss) per common and common-equivalent share	$.02	$.05	$(.15)	$.20

Stock options to purchase 7,775,576 and 4,925,196 shares of common stock were outstanding for the three-month and nine-month periods ended September 29, 2002, respectively, and 2,977,656 and 2,643,806 for the same periods in 2001, but were not included in the calculation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, potential common stock equivalents of 985,100 were not included in the calculation of diluted net loss per share for the nine-month period ended

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2002 because they were antidilutive. Although these stock options and potential common stock equivalents were antidilutive for the periods presented, they may be dilutive in future periods’ calculations.

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

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended September 29, 2002
Product revenue	$22,128	$5,140	$—	$27,268
Service revenue	2,932	1,627	—	4,559
Operating income (loss)	(703)	694	(1,385)	(1,394)

Nine Months Ended September 29, 2002
Product revenue	$53,543	$13,387	$—	$66,930
Service revenue	8,915	4,433	—	13,348
Operating income (loss)	(6,677)	1,316	(5,483)	(10,844)

Three Months Ended September 30, 2001
Product revenue	$22,478	$6,179	$—	$28,657
Service revenue	4,396	921	—	5,317
Operating income (loss)	1,740	1,174	(2,534)	380

Nine Months Ended September 30, 2001
Product revenue	$84,976	$13,763	$—	$98,739
Service revenue	13,576	3,244	—	16,820
Operating income (loss)	13,026	(229)	(8,146)	4,651

Reconciling items consist of the benefit from the sale of previously reserved inventory and the favorable resolution of inventory purchase commitments, which are not included in MVSD’s operating loss for the purpose of making operating decisions and assessing performance, and unallocated corporate expenses, which primarily include corporate headquarters costs and patent infringement litigation. Asset information by segment is not produced internally, and therefore is not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Honeywell International Inc. Web Inspection Business

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that was contingent upon the achievement of certain performance criteria in 2001. The measurement period for the performance criteria ended December 31, 2001. The contingency was resolved in the second quarter of 2002, resulting in a refund of $996,000 from Honeywell that was received during the third quarter of 2002. The remaining $604,000 was expensed in the second quarter of 2002.

Stock Repurchase Program

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. During the third quarter of 2002, a total of 1,768,452 shares were repurchased at a cost of $26,425,000. No shares were repurchased prior to the third quarter.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenue for the three-month and nine-month periods ended September 29, 2002 totaled $31,827,000 and $80,278,000, respectively, compared to $33,974,000 and $115,559,000 for the same periods in 2001, representing a 6% decrease for the three-month period and a 31% decrease for the nine-month period. The Company’s results continue to be negatively impacted by the worldwide slowdown in capital equipment spending by manufacturers in the semiconductor and electronics industries. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in these industries, decreased $1,503,000, or 13%, from the three-month period in 2001 and $30,167,000, or 55%, from the nine-month period in 2001. Sales to end-user customers decreased $644,000, or 3%, from the three-month period in 2001 and $5,114,000, or 8%, from the nine-month period in 2001, primarily due to lower demand from customers who make electronic products. While revenue decreased in all of the Company’s worldwide regions from the prior year, the most significant decrease for the nine-month period was in Japan, where many of the Company’s OEM customers are located.

Comparing consecutive quarters, revenue increased $5,156,000, or 19%, from the second quarter of 2002. Sales to OEM customers increased $2,009,000, or 24%, from the prior quarter, as the Company experienced an increase in demand from certain manufacturers of semiconductor capital equipment in Japan. Sales to end-user customers increased $3,147,000, or 17%, from the prior quarter due primarily to an increase in demand from customers in the electronics industry, as well as higher sales in general manufacturing industries, such as automotive, medical, and paper.

Product revenue for the three-month and nine-month periods ended September 29, 2002 totaled $27,268,000 and $66,930,000, respectively, compared to $28,657,000 and $98,739,000 for the same periods in 2001, representing a 5% decrease for the three-month period and a 32% decrease for the nine-month period. The decrease in product revenue was primarily due to a lower volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $4,559,000 and $13,348,000 for the three-month and nine-month periods ended September 29, 2002, respectively, compared to $5,317,000 and $16,820,000 for the same periods in 2001, representing a 14% decrease for the three-month period and a 21% decrease for the nine-month period. The decrease in service revenue was due principally to lower revenue generated by maintenance and support programs that are sold bundled with product offerings.

MVSD revenue for the three-month and nine-month periods ended September 29, 2002 totaled $25,060,000 and $62,458,000, respectively, compared to $26,874,000 and $98,552,000 for the same periods in 2001, representing a 7% decrease for the three-month period and a 37% decrease for the nine-month period. The decrease in MVSD revenue was primarily due to a lower volume of systems sold to customers in the semiconductor and electronics industries. SISD revenue for the three-month and nine-month periods ended September 29, 2002 totaled $6,767,000 and $17,820,000, respectively, compared to $7,100,000 and $17,007,000 for the same periods in 2001, representing a 5% decrease for the three-month period and a 5% increase for the nine-month period. The decrease in SISD revenue for the three-month period was due to a relatively high volume of iS products sold in the third quarter of 2001, as a result of the discontinuation of this product line. The increase in SISD revenue for the nine-month period was due primarily to higher installation services revenue related to the SmartView product line.

Gross Margin

Gross margin as a percentage of revenue for the three-month and nine-month periods ended September 29, 2002 was 65% and 64%, respectively, compared to 67% and 69% for the same periods in 2001. The Company recorded a benefit to “Cost of product revenue” from the sale of previously reserved inventory amounting to $1,000,000 in the second quarter of 2002 and $262,000 in the third quarter 2002. The Company also recorded a benefit to “Cost of product revenue” from the favorable resolution of inventory purchase commitments amounting to $894,000 in the third quarter. Excluding these inventory benefits, gross margin as a percentage of revenue for the three-month and nine-month periods ended September 29, 2002 was 62% and 61%, respectively. The decrease in gross margin was primarily due to the impact of the lower sales volume, lower MVSD service margins as a result of the lower maintenance and support revenue, and, in the three-month period, to an increase in warranty-related costs at both segments.

Gross margin for the third quarter of 2002, excluding the inventory benefits, remained consistent with the second quarter of 2002 at 62%.

Product gross margin as a percentage of revenue, excluding the inventory benefits, was 66% for both the three-month and nine-month periods ended September 29, 2002, compared to 71% and 73% for the same periods in 2001. The decrease in product margin was primarily due to unfavorable absorption of manufacturing overhead resulting from a decreased volume of sales and, in the three-month period, to an increase in warranty-related costs. Service gross margin as a percentage of revenue for the three-month and nine-month periods ended September 29, 2002 was 38% and 36%, respectively, compared to 49% and 44% for the same periods in 2001. The decrease in service margin was due principally to lower maintenance and support revenue that is sold bundled with MVSD products.

MVSD gross margin as a percentage of revenue, excluding the inventory benefit, was 66% for both the three-month and nine-month periods ended September 29, 2002, compared to 72% and 73% for the same periods in 2001. The decrease in MVSD margin was primarily due to the impact of the lower sales volume, lower service margins as a result of the lower maintenance and support revenue, and, in the three-month period, to an increase in warranty-related costs. SISD gross margin as a percentage of revenue for the three-month and nine-month periods ended September 29, 2002 was 45% and 44%, respectively, compared to 48% and 42% for the same periods in 2001. The decrease in SISD margin for the three-month period was due principally to the lower sales volume, as well as higher warranty provisions in the third quarter of 2002. The increase in SISD margin for the nine-month period was due primarily to the higher installation services revenue.

Operating Expenses

Research, development, and engineering expenses for the three-month and nine-month periods ended September 29, 2002 were $6,714,000 and $19,564,000, respectively, compared to $7,583,000 and $23,420,000 for the same periods in 2001, representing an 11% decrease for the three-month period and a 16% decrease for the nine-month period. MVSD R,D&E expenses for the three-month and nine-month periods ended September 29, 2002 decreased 10% and 17%, respectively, from the same periods in 2001 primarily due to a reduction in headcount, as well as lower outside services for product development and patent-related costs. SISD R,D&E expenses for the three-month and nine-month periods ended September 29, 2002 decreased 27% and 8%, respectively, from the same periods in 2001 principally due to a decrease in spending on hardware projects and software localization related to the SmartView product line. R,D&E expenses for the third quarter of 2002 increased 3% from the second quarter of 2002 due to severance costs related to the workforce reduction announced by the Company on August 1, 2002.

Selling, general, and administrative expenses for the three-month and nine-month periods ended September 29, 2002 were $15,442,000 and $42,700,000, respectively, compared to $14,168,000 and $49,047,000 for the same periods in 2001, representing a 9% increase for the three-month period and a 13% decrease for the nine-month period. MVSD S,G&A expenses increased 7% for the three-month period primarily due to higher severance costs related to the workforce reduction announced by the Company on August 1, 2002. MVSD S,G&A expenses decreased 17% for the nine-month period as a result of a reduction in headcount. SISD S,G&A expenses increased 39% for the three-month period and 4% for the nine-month period primarily due to higher spending in sales and marketing undertaken to increase sales opportunities. Corporate expenses that are not allocated to a division remained consistent for the three-month period, while they decreased 6% for the nine-month period primarily due to lower professional service fees, offset by a $604,000 expense in the second quarter of 2002 related to the acquisition of the web inspection business of Honeywell International Inc. In addition, the Company recorded foreign exchange rate gains of $273,000 for the nine-month period in 2002, compared to foreign exchange rate losses of $274,000 for the nine-month period in 2001. S,G&A expenses for the third quarter of 2002 increased 8% from the second quarter of 2002 due to severance and lease termination costs related to the workforce reduction, as well as higher sales commissions.

On August 1, 2002, the Company announced that it would reduce its global work force by approximately 85 positions in response to the slowdown in the semiconductor and electronics industries. The Company expects these reductions will reduce expenses by approximately $6,500,000 on an annualized basis. Initial savings from the reductions are expected to be realized in the fourth quarter of 2002.

Effective January 1, 2002, the Company ceased the amortization of goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Investment and Other Income

Investment income for the three-month and nine-month periods ended September 29, 2002 totaled $2,507,000 and $878,000, respectively, compared to $2,834,000 and $8,318,000 for the same periods in 2001. During 2002, the Company recorded losses from the sale of equity securities totaling $6,184,000. Excluding these losses, investment income for the three-month and nine-month periods ended September 29, 2002 was $2,507,000 and $7,062,000, respectively, representing a 12% decrease for the three-month period and a 15% decrease for the nine-month period. The decrease in investment income was principally due to lower average investment balances as a result of $26,425,000 of cash used to repurchase common stock during the third quarter.

Other income for the three-month and nine-month periods ended September 29, 2002 was $119,000 and $346,000, respectively, compared to $155,000 and $571,000 for the same periods in 2001, representing a 23% decrease for the three-month period and a 39% decrease for the nine-month period. Other income consists primarily of rental income, net of related expenses, from leasing space in the building adjacent to the Company’s corporate headquarters. A portion of the Company’s space available for lease has been unoccupied in 2002.

Income Taxes

The Company’s effective tax rate for the three-month and nine-month periods ended September 29, 2002 was a provision of 36.6% and a benefit of 32.9%, respectively, compared to a provision of 32% for both periods in 2001. Excluding the impact of the benefit from the sale of previously reserved inventory, the favorable resolution of inventory purchase commitments, and the losses from the sale of equity securities, which were all tax-effected at a 37% marginal rate, the effective tax rate for the three-month and nine-month periods ended September 29, 2002 was a provision of 30% and a benefit of 30%, respectively. This effective tax rate reflects the Company’s significant tax-exempt investment income and future reductions in taxes payable relating to net operating loss carryforwards in various jurisdictions, as well as continued investments in the Company’s foreign operations.

Outlook

Customer orders in the third quarter of 2002 were essentially flat with the prior quarter, and the Company believes that revenue for the fourth quarter will increase only slightly over the third quarter to a range of $32,000,000 to $34,000,000. In this range of revenue, the Company expects to remain profitable in the fourth quarter and earn up to $0.03 per diluted share. The Company has limited visibility to revenue levels beyond the fourth quarter of 2002 due to the relatively higher level of end-user business and shortened order lead times, as well as lack of long-term purchase commitments from OEMs.

Liquidity and Capital Resources

The Company’s cash requirements during the nine-month period ended September 29, 2002 were met with positive cash flow from operations, as well as the proceeds received from the maturity and sale of investments and the issuance of common stock under stock option and stock purchase plans. Cash requirements consisted of operating activities, capital expenditures, and the repurchase of common stock at a cost of $26,425,000. Capital expenditures totaled $1,628,000 and consisted principally of expenditures for computer hardware and software.

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

On September 30, 2000, the Company acquired selected assets of the web inspection business of Honeywell International Inc. for $8,400,000 in cash. The Company paid an additional $1,600,000 at the closing that was contingent upon the achievement of certain performance criteria in 2001. The measurement period for the performance criteria ended December 31, 2001. The contingency was resolved in the second quarter of 2002, resulting in a refund of $996,000 from Honeywell that was received during the third quarter of 2002. The remaining $604,000 was expensed in the second quarter of 2002.

During 2002, the Company sold equity securities with a cost basis of $12,461,000 and recorded realized losses of $6,184,000 on these transactions. The Company no longer holds any equity investments.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment of up to $25,000,000 over a ten-year period, of which $9,875,000 had been invested as of September 29, 2002, including $2,750,000 in 2002.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. During the third quarter of 2002, a total of 1,768,452 shares were repurchased at a cost of $26,425,000. No shares were repurchased prior to the third quarter.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s investment portfolio includes an investment in a limited partnership, which is accounted for using the cost method because the Company’s investment is less than 5% of the partnership and the Company has no influence over the partnership’s operations and financial policies. The partnership’s performance is monitored by the Company to determine if the cost basis of the investment has been impaired. At December 31, 2001, the Company’s portion of the partnership’s unrealized losses amounted to $560,000, or 8% of its total investment of $7,125,000. At September 29, 2002, these unrealized losses amounted to $1,541,000, or 16% of its total investment of $9,875,000. Due to the Company’s ten-year commitment to the partnership, the current economic environment, and the current market conditions surrounding the technology-based investments of the partnership, the Company does not believe that an other-than-temporary impairment has occurred at the current level of unrealized losses. Accordingly, the Company has not reduced the cost basis of this investment for these unrealized losses. During 2002, the Company recorded losses of $329,000 on this investment, representing realized investment losses and expenses that have not been recovered by realized investment gains. The Company will continue to monitor the partnership’s performance to determine if an other-than-temporary impairment has occurred in the carrying value of this investment, thereby requiring an impairment charge in the future.

There have been no other material changes to the Company’s exposure to market risk since December 31, 2001.

ITEM 4:  CONTROLS AND PROCEDURES

As required by new Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. There were no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation. In connection with the new rules, the Company is currently in the process of further reviewing and documenting the disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense, are forward-looking statements. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the cyclicality of the semiconductor and electronics industries; (2) the Company’s continued ability to achieve significant international revenue; (3) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (4) the reliance upon certain sole source suppliers to manufacture or deliver critical components of the Company’s products; (5) the inability to attract or retain skilled employees; (6) the inability to forecast customer demand accurately; (7) the technological obsolescence of current products and the inability to develop new products; (8) the inability to protect the Company’s proprietary technology and intellectual property; (9) the inability to respond to competitive technology and pricing pressures; and (10) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages the reader to refer to the discussions of risk factors that are set forth in Part I — Item 1 of the Company’s 2002 Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, the undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

DATE: November 5, 2002	COGNEX CORPORATION

/s/ Robert J. Shillman Robert J. Shillman President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)

CERTIFICATIONS

I,  Robert J. Shillman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Cognex Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 5, 2002

/s/ Robert J. Shillman

Robert J. Shillman
President, Chief Executive Officer, and Chairman of the Board of Directors
(duly authorized officer, principal executive officer)

CERTIFICATIONS

I,  Richard A. Morin, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Cognex Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 5, 2002

/s/ Richard A. Morin

Richard A. Morin
Senior Vice President of Finance, Chief Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)