Form 10-Q
period 2003-03-30
COGNEX CORP
filed 2003-05-09
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2003 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes	☑	No	☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☑	No	☐

     As of April 27, 2003, there were 42,731,106 shares of Common Stock, $.002 par value, of the registrant outstanding.

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Operations for the three months ended March 30, 2003 and March 31, 2002
Consolidated Balance Sheets at March 30, 2003 and December 31, 2002
Consolidated Statement of Stockholders’ Equity for the three months ended March 30, 2003
Consolidated Condensed Statements of Cash Flows for the three months ended March 30, 2003 and March 31, 2002
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(unaudited)
Revenue
Product	$28,248	$17,256
Service	4,640	4,524

	32,888	21,780
Cost of revenue
Product	8,870	5,829
Service	2,846	2,736

	11,716	8,565
Gross margin
Product	19,378	11,427
Service	1,794	1,788

	21,172	13,215
Research, development, and engineering expenses	5,983	6,352
Selling, general, and administrative expenses	13,871	13,025

Operating income (loss)	1,318	(6,162)
Investment and other income	1,294	2,561

Income (loss) before provision for income taxes	2,612	(3,601)
Income tax provision (benefit)	819	(1,081)

Net income (loss)	$1,793	$(2,520)

Net income (loss) per common and common-equivalent share:
Basic	$0.04	$(0.06)

Diluted	$0.04	$(0.06)

Weighted-average common and common-equivalent shares outstanding:
Basic	42,666	43,971

Diluted	43,557	43,971

     The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30,	December 31,
	2003	2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$50,969	$60,864
Short-term investments	68,451	75,769
Accounts receivable, less reserves of $2,010 and $2,207 in 2003 and 2002, respectively	21,510	18,981
Inventories	17,517	18,952
Deferred income taxes	9,966	9,969
Prepaid expenses and other current assets	7,970	9,256

Total current assets	176,383	193,791
Long-term investments	161,090	139,352
Property, plant, and equipment, net	26,556	27,405
Deferred income taxes	16,699	16,608
Intangible assets, net	817	919
Goodwill, net	3,802	3,742
Other assets	3,414	3,686

	$388,761	$385,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,866	$3,496
Accrued expenses	21,163	19,972
Customer deposits	3,733	3,659
Deferred revenue	4,659	3,856

Total current liabilities	32,421	30,983
Commitments (Notes 3, 7 and 8)
Stockholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 46,969 and 46,877 shares in 2003 and 2002, respectively	94	94
Additional paid-in capital	186,051	184,595
Treasury stock, at cost, 4,249 shares	(72,311)	(72,311)
Retained earnings	249,803	248,010
Accumulated other comprehensive loss	(7,297)	(5,868)

Total stockholders’ equity	356,340	354,520

	$388,761	$385,503

     The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Common Stock		Additional	Treasury Stock			Other		Total
			Paid-in			Retained	Comprehensive	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Shares	Cost	Earnings	Loss	Income	Equity

Balance at December 31, 2002	46,877	$94	$184,595	4,249	$(72,311)	$248,010	$(5,868)		$354,520
Issuance of common stock under stock option plans	92	—	1,186						1,186
Tax benefit from exercise of stock options			270						270
Comprehensive income:
Net income						1,793		$1,793	1,793
Losses on foreign intercompany loans, net of gains on forward exchange contracts, net of tax of $418							(713)	(713)	(713)
Foreign currency translation adjustment							(716)	(716)	(716)

Comprehensive income								$364

Balance at March 30, 2003 (unaudited)	46,969	$94	$186,051	4,249	$(72,311)	$249,803	$(7,297)		$356,340

     The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,793	$(2,520)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,420	2,228
Tax benefit from exercise of stock options	270	1,255
Change in current assets and current liabilities	(289)	(1,897)
Other	650	(337)

Net cash provided by (used in) operating activities	4,844	(1,271)
Cash flows from investing activities:
Purchase of investments	(53,194)	(19,063)
Maturity and sale of investments	37,554	18,714
Purchase of property, plant, and equipment	(561)	(642)

Net cash used in investing activities	(16,201)	(991)
Cash flows from financing activities:
Issuance of common stock under stock option plans	1,186	1,131

Net cash provided by financing activities	1,186	1,131
Effect of exchange rate changes on cash	276	590

Net decrease in cash and cash equivalents	(9,895)	(541)
Cash and cash equivalents at beginning of period	60,864	31,660

Cash and cash equivalents at end of period	$50,969	$31,119

     The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies and Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 30, 2003, and the results of its operations for the three-month periods ended March 30, 2003 and March 31, 2002, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Stock-Based Compensation Plans

The Company recognizes compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been adopted, are as follows:

	Three Months Ended

	March 30, 2003	March 31, 2002

Net income (loss), as reported	$1,793	$(2,520)
Less: Total stock-based compensation costs determined under fair value based method, net of tax	(3,171)	(5,095)

Net income (loss), pro forma	$(1,378)	$(7,615)

Basic net income (loss) per share, as reported	$0.04	$(0.06)
Basic net income (loss) per share, pro forma	$(0.03)	$(0.17)
Diluted net income (loss) per share, as reported	$0.04	$(0.06)
Diluted net income (loss) per share, pro forma	$(0.03)	$(0.17)

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended March 30, 2003 and March 31, 2002, respectively: a risk-free interest rate of 2.0% and 3.5%; an expected life of 2.4 and 2.8 years; an expected volatility of 59% and 60%; and no expected dividends.

NOTE 2: New Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF Issue No. 00-21 on its consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following:

(In thousands)	March 30, 2003	December 31, 2002

	(unaudited)
Cash	$43,529	$58,424
Municipal obligations	7,440	2,440

Total cash and cash equivalents	50,969	60,864

Municipal obligations	68,451	75,769

Total short-term investments	68,451	75,769

Municipal obligations	152,317	131,425
Investment in limited partnership	8,773	7,927

Total long-term investments	161,090	139,352

	$280,510	$275,985

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $11,625,000 and $10,375,000 had been contributed as of March 30, 2003 and December 31, 2002, respectively. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

During the first quarter of 2003, the Company recorded $404,000 in realized losses on the fund’s investments and fund expenses that were not offset by investment gains.

NOTE 4: Inventories

Inventories consist of the following:

(In thousands)	March 30,	December 31,
	2003	2002

	(unaudited)
Raw materials	$10,885	$12,530
Work-in-process	4,024	4,068
Finished goods	2,608	2,354

	$17,517	$18,952

In the fourth quarter of 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statements of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. A total of $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheet at December 31, 2001. The remaining $3,800,000 of the charge represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued Expenses” on the Consolidated Balance Sheet at December 31, 2001.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Inventories (continued)

     The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

			Statement of
	Balance Sheet		Operations

	Inventories	Accrued Expenses	Benefits

Initial charge in the fourth quarter of 2001	$12,500	$3,800	$—
Inventory sold to customers	(1,790)	—	1,790
Settlement of purchase commitments	1,506	(2,400)	894

Reserve balance at December 31, 2002	12,216	1,400
Benefits to cost of product revenue recorded in 2002			$2,684

Inventory sold to customers	(309)	—	$309
Write-off and scrap of inventory	(419)	—	—

Reserve balance at March 30, 2003	$11,488	$1,400

Benefits to cost of product revenue recorded in 2003			$309

The Company is in the process of negotiating with vendors for the settlement of the remaining purchase commitments, which may result in a recovery of a portion of the remaining $1,400,000 accrued at March 30, 2003.

NOTE 5: Intangible Assets

Amortized intangible assets consist of complete technology with a gross carrying amount of $4,708,000 and accumulated amortization of $3,891,000 and $3,789,000 at March 30, 2003 and December 31, 2002, respectively.

Aggregate amortization expense for the three-month periods ended March 30, 2003 and March 31, 2002 was $102,000 and $139,000, respectively. Estimated amortization expense for each of the three succeeding fiscal years is as follows (in thousands):

Year	Amount

2003	$409
2004	409
2005	101

$919

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the three-month period ended March 30, 2003 are as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2002	$1,488	$2,254	$3,742
Foreign exchange rate changes	—	60	60

Balance at March 30, 2003	$1,488	$2,314	$3,802

The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. In the fourth quarter of 2002, this analysis resulted in a fair value of each reporting unit that exceeded its carrying amount, and therefore, the goodwill in each reporting unit was determined not to be impaired.

NOTE 7: Warranty Obligations

The Company warrants its hardware products to be free from defects in material and workmanship for periods ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer’s contract. Estimated warranty obligations are evaluated and recorded at the time of sale based upon historical costs to fulfill warranty obligations. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheets.

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2002	$1,523
Provisions for warranties issued	529
Fulfillment of warranty obligations	(375)
Foreign exchange rate changes	25

Balance at March 30, 2003	$1,702

Note 8:  Indemnification Provisions

Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. The maximum potential amount of future payments the Company could be required to make under these provisions is unlimited. The Company has never incurred significant costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of March 30, 2003.

The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is always subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of March 30, 2003.

The Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincides with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is limited and is recoverable under the Company’s insurance coverage. As a result of this coverage, in addition to the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of March 30, 2003.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows:	Three Months Ended
(In thousands, except per share amounts)	March 30, 2003	March 31, 2002

	(unaudited)
Net income (loss)	$1,793	$(2,520)

Basic:
Weighted-average common shares outstanding	42,666	43,971

Net income (loss) per common share	$0.04	$(0.06)

Diluted:
Weighted-average common shares outstanding	42,666	43,971
Effect of dilutive stock options	891	—

Weighted-average common and common-equivalent shares outstanding	43,557	43,971

Net income (loss) per common and common-equivalent share	$0.04	$(0.06)

Stock options to purchase 6,127,543 and 3,182,948 shares of common stock were outstanding for the three-month periods ended March 30, 2003 and March 31, 2002, respectively, but were not included in the calculation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, stock options to purchase 1,514,002 shares of common stock were not included in the calculation of diluted net loss per share for the three-month period ended March 31, 2002 because they were antidilutive. Although these stock options were antidilutive in 2002, they may be dilutive in future periods’ calculations.

NOTE 10: Segment Information

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

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
Three Months Ended March 30, 2003	MVSD	SISD	Items	Consolidated

Product revenue	$23,528	$4,720	$—	$28,248
Service revenue	3,101	1,539	—	4,640
Operating income	3,048	514	(2,244)	1,318
Three Months Ended March 31, 2002
Product revenue	$13,991	$3,265	$—	$17,256
Service revenue	3,071	1,453	—	4,524
Operating income (loss)	(3,471)	(102)	(2,589)	(6,162)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: Segment Information (continued)

Reconciling items include the benefit from the sale of previously reserved inventory, which relate to the MVSD segment and are not included in the segment’s operating income (loss) for the purpose of making operating decisions and assessing performance. Reconciling items also consist of unallocated corporate expenses, which primarily include corporate headquarters costs and patent infringement litigation. Asset information by segment is not produced internally, and therefore, is not presented.

NOTE 11: Subsequent Event

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. Siemens Dematic is the world’s leading supplier of logistics and factory automation equipment and has been the leading supplier of wafer identification systems to semiconductor manufacturers in Europe. Under the terms of the agreement, the Company acquired the rights to all of Siemens’ patented and unpatented wafer identification technology, as well as the related assets of their wafer identification business.

The purchase price consisted of 7,000,000 Euros (or approximately $7,546,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $1,833,000 based upon the exchange rate as of March 30, 2003) depending upon the achievement of certain performance criteria. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. Accordingly, the cash payment may be adjusted during the second quarter of 2003 based upon the actual March 31, 2003 balance sheet.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the effects of the general economic slowdown, including the worldwide slowdown in capital spending; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company’s continued ability to achieve significant international revenue; (4) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (5) the reliance upon certain sole source suppliers to manufacture or deliver critical components for the Company’s products; (6) the inability to design and manufacture high-quality products; (7) the inability to attract or retain skilled employees; (8) the inability to forecast customer demand accurately; (9) the technological obsolescence of current products and the inability to develop new products; (10) the inability to protect the Company’s proprietary technology and intellectual property; (11) the Company’s involvement in time-consuming and costly litigation; (12) the inability to respond to competitive technology and pricing pressures; and (13) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the discussion of risk factors included in Part I — Item 1 of the Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Revenue

Revenue for the quarter ended March 30, 2003 increased 51% to $32,888,000 from $21,780,000 for the quarter ended March 31, 2002. For the past several quarters, the Company’s results have been negatively impacted by a worldwide slowdown in capital spending, primarily by manufacturers in the semiconductor and electronics industries. The first quarter of 2002 represented the lowest reported revenue during this downturn, and although revenue has increased from this level, the Company’s results continue to be negatively impacted by the slowdown. Sales to Original Equipment Manufacturer (OEM) customers, most of whom make capital equipment used by manufacturers in the semiconductor and electronics industries, increased $6,941,000, or 126%, from the prior year. Sales to end-user customers increased from the prior year by $4,167,000, or 26% due to higher demand from customers across a variety of industries. Sales to end-user customers represented 62% of total revenue in 2003 compared to 75% in 2002. Geographically, revenue increased from the prior year in all of the Company’s worldwide regions, but most significantly in Japan where many of the Company’s OEM customers are located.

Product revenue for the quarter ended March 30, 2003 increased 64% to $28,248,000 from $17,256,000 for the quarter ended March 31, 2002. The increase in product revenue was primarily due to a higher volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased 3% to $4,640,000 from $4,524,000. Many of the Company’s products that were sold during the first quarter of 2003 included bundled maintenance and support programs for which a portion of the revenue will be recognized in future quarters over the program period. As a result, service revenue did not increase as dramatically as product revenue, and it decreased as a percentage of total revenue to 14% in 2003 compared to 21% in 2002.

MVSD revenue for the quarter ended March 30, 2003 increased 56% to $26,629,000 from $17,062,000 for the quarter ended March 31, 2002. The increase in MVSD revenue was primarily due to a higher volume of systems sold to customers in the semiconductor and electronics industries. SISD revenue increased 33% to $6,259,000 from $4,718,000 due principally to a higher volume of SmartView® systems sold to customers in surface inspection industries, such as the metals and paper industries. SISD revenue represented 19% of total revenue in 2003 compared to 22% in 2002.

Gross Margin

Gross margin as a percentage of revenue was 64% for the quarter ended March 30, 2003 compared to 61% for the quarter ended March 31, 2002. The Company recorded a benefit to “Cost of product revenue” from the sale of previously reserved inventory amounting to $309,000 in the first quarter of 2003, which accounted for one percentage point of the increase in gross margin. The remaining two percentage point increase in gross margin was primarily due to the impact of the higher sales volume, as well as a greater percentage of total revenue from the sale of modular vision systems, which carry higher margins than the sale of services and surface inspection systems.

Product gross margin as a percentage of revenue was 69% for the quarter ended March 30, 2003 compared to 66% for the quarter ended March 31, 2002. The increase in product margin was primarily due to the benefit from the sale of previously reserved inventory, favorable absorption of manufacturing overhead due to the increased sales volume, and the shift in product mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue remained relatively consistent at 39% for the quarter ended March 30, 2003 compared to 40% for the quarter ended March 31, 2002.

MVSD gross margin as a percentage of revenue was 68% for the quarter ended March 30, 2003 compared to 66% for the quarter ended March 31, 2002. The increase in MVSD margin was primarily due to the benefit from the sale of previously reserved inventory and the impact of the higher sales volume of modular vision systems. SISD gross margin as a percentage of revenue was 47% for the quarter ended March 30, 2003 compared to 41% for the quarter ended March 31, 2002. The increase in SISD margin was due principally to the 33% increase in revenue.

Operating Expenses

Research, development, and engineering (R,D&E) expenses for the quarter ended March 30, 2003 decreased 6% to $5,983,000 from $6,352,000 for the quarter ended March 31, 2002. MVSD R,D&E expenses decreased $440,000, or 8%, from the prior year primarily due to a workforce reduction in the third quarter of 2002. SISD R,D&E expenses increased $71,000, or 12%, from 2002 due principally to higher software translation services.

Selling, general, and administrative (S,G&A) expenses for the quarter ended March 30, 2003 increased 6% to $13,871,000 from $13,025,000 for the quarter ended March 31, 2002. MVSD S,G&A expenses increased $549,000, or 6%, from the prior year and SISD S,G&A expenses increased $333,000, or 23%, from 2002. Corporate expenses that are not allocated to a division remained consistent with the prior year. The increase in MVSD and SISD expenses was primarily due to the unfavorable impact of foreign exchange rate changes on the Company’s international operations, as well as higher marketing costs undertaken to increase sales opportunities.

Investment and Other Income

Investment and other income for the quarter ended March 30, 2003 decreased 49% to $1,294,000 from $2,561,000 for the quarter ended March 31, 2002. This decrease was due primarily to lower average interest rates on the Company’s investments in debt securities, as well as a lower average invested balance as a result of using $26,425,000 in cash to repurchase common stock during the third quarter of 2002.

Income Taxes

The Company’s effective tax rate for the quarter ended March 30, 2003 was a provision of 31% compared to a benefit of 30% for the quarter ended March 31, 2002. The provision reflects the Company’s significant tax-exempt investment income and future reductions in taxes payable relating to net operating loss carryforwards in various jurisdictions, offset by continued investments in the Company’s foreign operations and losses related to an investment in a limited partnership, for which no tax benefit was provided.

Liquidity and Capital Resources

At March 30, 2003, the Company’s cash, cash equivalent, and investment balances increased $4,525,000 to $280,510,000 from $275,985,000 at December 31, 2002. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity. The Company’s cash requirements during the quarter ended March 30, 2003 were met with positive cash flow from operations, as well as the proceeds from the maturity and sale of investments and the issuance of common stock under stock option plans. Cash requirements consisted of operating activities, capital expenditures, and the purchase of investments. Capital expenditures during the first quarter of 2003 totaled $561,000 and consisted principally of expenditures for computer hardware and software.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $11,625,000 had been contributed as of March 30, 2003, including $1,250,000 during the first quarter of 2003. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. During 2002, a total of 1,768,452 shares were repurchased at a cost of $26,425,000. There were no shares repurchased under this program during the first quarter of 2003. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s common stock and the average return on the Company’s invested balances.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. The purchase price consisted of 7,000,000 Euros (or approximately $7,546,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $1,833,000 based upon the exchange rate as of March 30, 2003) depending upon the achievement of certain performance criteria. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. Accordingly, the cash payment may be adjusted during the second quarter of 2003 based upon the actual March 31, 2003 balance sheet.

The Company believes that its existing cash, cash equivalents, and investments balances will be sufficient to meet its planned operating, investing, and financing activities in 2003, which consist primarily of working capital and capital expenditure requirements, as well as any strategic initiatives in 2003, including its stock repurchase program and potential business or asset acquisitions.

New Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF Issue No. 00-21 will have a material impact on its consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are material to the Company, to which it is a party, or to which any of its property is subject. There have been no material developments in such legal proceeding since December 31, 2002. From time to time, however, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 – Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 – Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2003	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)

CERTIFICATION

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions):

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

DATE: May 9, 2003

/s/ Robert J. Shillman Robert J. Shillman President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

CERTIFICATION

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions):

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

DATE: May 9, 2003

/s/ Richard A. Morin Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)