Form 10-Q
period 2003-06-29
COGNEX CORP
filed 2003-08-12
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2003 or

     [  ]  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ____________

Commission File Number 0-17869

COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2713778 (I.R.S. Employer Identification No.)

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

Yes	[X]	No	[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes	[X]	No	[ ]

     As of July 27, 2003, there were 43,232,416 shares of Common Stock, $.002 par value, of the registrant outstanding.

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Operations for the three-month and six-month periods ended June 29, 2003 and June 30, 2002
Consolidated Balance Sheets at June 29, 2003 and December 31, 2002
Consolidated Statement of Stockholders’ Equity for the six-month period ended June 29, 2003
Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 29, 2003 and June 30, 2002
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
Signatures
Certifications

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue
Product	$31,391	$22,406	$59,639	$39,662
Service	5,231	4,265	9,871	8,789

	36,622	26,671	69,510	48,451
Cost of revenue
Product	8,995	6,282	17,865	12,111
Service	3,004	2,946	5,850	5,682

	11,999	9,228	23,715	17,793
Gross margin
Product	22,396	16,124	41,774	27,551
Service	2,227	1,319	4,021	3,107

	24,623	17,443	45,795	30,658
Research, development, and engineering expenses	6,263	6,498	12,246	12,850
Selling, general, and administrative expenses	13,949	14,704	27,193	27,422

Operating income (loss)	4,411	(3,759)	6,356	(9,614)
Foreign currency gain (loss)	(1,164)	471	(1,791)	164
Investment and other income (loss)	1,615	(3,963)	2,909	(1,402)

Income (loss) before provision (benefit) for income taxes	4,862	(7,251)	7,474	(10,852)
Income tax provision (benefit)	1,556	(2,539)	2,375	(3,620)

Net income (loss)	$3,306	$(4,712)	$5,099	$(7,232)

Net income (loss) per common and common-equivalent share:
Basic	$.08	$(.11)	$.12	$(.16)

Diluted	$.08	$(.11)	$.12	$(.16)

Weighted-average common and common-equivalent shares outstanding:
Basic	42,749	44,172	42,736	44,072

Diluted	43,678	44,172	43,640	44,072

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,442	$60,864
Short-term investments	61,709	75,769
Accounts receivable, less reserves of $2,261 and $2,207 in 2003 and 2002, respectively	25,846	18,981
Inventories	16,598	18,952
Deferred income taxes	9,875	9,969
Prepaid expenses and other current assets	11,319	9,256

Total current assets	176,789	193,791
Long-term investments	167,200	139,352
Property, plant, and equipment, net	25,862	27,405
Deferred income taxes	16,756	16,608
Intangible assets, net	5,780	919
Goodwill, net	5,360	3,742
Other assets	3,668	3,686

	$401,415	$385,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,393	$3,496
Accrued expenses	24,840	19,972
Customer deposits	4,911	3,659
Deferred revenue	6,088	3,856

Total current liabilities	39,232	30,983
Commitments (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 47,210 and 46,877 shares in 2003 and 2002, respectively	94	94
Additional paid-in capital	189,995	184,595
Treasury stock, at cost, 4,249 shares	(72,306)	(72,311)
Retained earnings	253,109	248,010
Accumulated other comprehensive loss	(8,709)	(5,868)

Total stockholders’ equity	362,183	354,520

	$401,415	$385,503

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Treasury Stock
			Paid-in			Retained
	Shares	Par Value	Capital	Shares	Cost	Earnings

Balance at December 31, 2002	46,877	$94	$184,595	4,249	$(72,311)	$248,010
Issuance of stock under stock option, stock purchase, and other plans	333	—	4,488	—	5
Tax benefit from exercise of stock options			912
Comprehensive income:
Net income						5,099
Losses on foreign intercompany loans, net of gains on cross currency swaps, net of tax of $259
Foreign currency translation adjustment

Comprehensive income

Balance at June 29, 2003 (unaudited)	47,210	$94	$189,995	4,249	$(72,306)	$253,109

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Total
	Comprehensive	Comprehensive	Stockholders’
	Loss	Income	Equity

Balance at December 31, 2002	$(5,868)		$354,520
Issuance of stock under stock option, stock purchase, and other plans			4,493
Tax benefit from exercise of stock options			912
Comprehensive income:
Net income		$5,099	5,099
Losses on foreign intercompany loans, net of gains on cross currency swaps, net of tax of $259	(440)	(440)	(440)
Foreign currency translation adjustment	(2,401)	(2,401)	(2,401)

Comprehensive income		$2,258

Balance at June 29, 2003 (unaudited)	$(8,709)		$362,183

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 29,	June 30,
	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,099	$(7,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,057	4,738
Tax benefit from exercise of stock options	912	1,536
Loss on sale of equity securities	—	6,184
Deferred income tax benefit (expense)	233	(1,591)
Change in current assets and current liabilities	(1,182)	(1,755)
Other	530	535

Net cash provided by operating activities	10,649	2,415
Cash flows from investing activities:
Purchase of investments	(104,313)	(44,615)
Maturity and sale of investments	88,237	46,594
Purchase of property, plant, and equipment	(1,140)	(1,331)
Cash paid for business acquisitions	(7,630)	(349)

Net cash provided by (used in) investing activities	(24,846)	299
Cash flows from financing activities:
Issuance of stock under stock option, stock purchase, and other plans	4,493	2,869

Net cash provided by financing activities	4,493	2,869
Effect of foreign exchange rate changes on cash	282	(3,160)

Net increase (decrease) in cash and cash equivalents	(9,422)	2,423
Cash and cash equivalents at beginning of period	60,864	31,660

Cash and cash equivalents at end of period	$51,442	$34,083

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

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 29, 2003, and the results of its operations for the three-month and six-month periods ended June 29, 2003 and June 30, 2002, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$3,306	$(4,712)	$5,099	$(7,232)
Less: Total stock-based compensation costs determined under fair value based method, net of tax	(3,859)	(4,895)	(7,008)	(9,870)

Net loss, pro forma	$(553)	$(9,607)	$(1,909)	$(17,102)

Basic net income (loss) per share, as reported	$.08	$(.11)	$.12	$(.16)
Basic net loss per share, pro forma	$(.01)	$(.22)	$(.04)	$(.39)
Diluted net income (loss) per share, as reported	$.08	$(.11)	$.12	$(.16)
Diluted net loss per share, pro forma	$(.01)	$(.22)	$(.04)	$(.39)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies (continued)

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Risk-free interest rate	2.0%	3.6%	2.0%	3.5%
Expected life (in years)	2.8	3.3	2.8	2.8
Expected volatility	58%	60%	58%	60%
Expected dividends	1.09%	—	1.09%	—

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally has included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its consolidated financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following:
(In thousands)

	June 29,	December 31,
	2003	2002

Cash	$44,002	$58,424
Municipal obligations	7,440	2,440

Total cash and cash equivalents	51,442	60,864

Municipal obligations	61,709	75,769

Total short-term investments	61,709	75,769

Municipal obligations	157,775	131,425
Investment in limited partnership	9,425	7,927

Total long-term investments	167,200	139,352

	$280,351	$275,985

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $12,375,000 and $10,375,000 had been contributed as of June 29, 2003 and December 31, 2002, respectively. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

During the six-month period ended June 29, 2003, the Company recorded $502,000 in realized losses on the fund’s investments and fund expenses that were not offset by investment gains.

NOTE 4: Inventories

Inventories consist of the following:
(In thousands)

	June 29,	December 31,
	2003	2002

Raw materials	$9,913	$12,530
Work-in-process	4,783	4,068
Finished goods	1,902	2,354

	$16,598	$18,952

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Inventories (continued)

The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of Operations

		Accrued
	Inventories	Expenses	Benefits

Initial charge in the fourth quarter of 2001	$12,500	$3,800	$—
Inventory sold to customers	(1,790)	—	1,790
Settlement of purchase commitments	1,506	(2,400)	894

Reserve balance at December 31, 2002	12,216	1,400
Benefits to cost of product revenue recorded in 2002			$2,684

Inventory sold to customers	(878)	—	$878
Inventory sold to brokers	(438)	—	—
Write-off and scrap of inventory	(474)	—	—

Reserve balance at June 29, 2003	$10,426	$1,400

Benefits to cost of product revenue recorded in 2003			$878

The Company is in the process of negotiating with vendors for the settlement of the remaining purchase commitments, which may result in a recovery of a portion of the remaining $1,400,000 accrued at June 29, 2003.

NOTE 5: Intangible Assets

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

June 29, 2003
Customer contracts and relationships	$4,625	$145	$4,480
Complete technology	5,177	4,017	1,160
Patents	103	5	98
Non-compete agreements	839	797	42

	$10,744	$4,964	$5,780

December 31, 2002
Complete technology	$4,708	$3,789	$919
Non-compete agreements	793	793	—

	$5,501	$4,582	$919

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Intangible Assets (continued)

Aggregate amortization expense for the three-month and six-month periods ended June 29, 2003 was $280,000 and $382,000, respectively, and $138,000 and $277,000 for the same periods in 2002.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Amount

2003	$939
2004	1,116
2005	810
2006	696
2007	693
Thereafter	1,908

Total	$6,162

NOTE 6: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the six-month period ended June 29, 2003 are as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2002	$1,488	$2,254	$3,742
Business acquisition (Note 12)	1,353	—	1,353
Foreign exchange rate changes	66	199	265

Balance at June 29, 2003	$2,907	$2,453	$5,360

The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate that the carrying value of the goodwill may not be recoverable. In the fourth quarter of 2002, this analysis resulted in a fair value of each reporting unit that exceeded its carrying amount, and therefore, the goodwill in each reporting unit was determined not to be impaired. No events or circumstances have occurred during 2003 that would indicate an impairment of goodwill.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2002	$1,523
Provisions for warranties issued during the period	775
Provisions related to pre-existing warranties	550
Fulfillment of warranty obligations	(839)
Foreign exchange rate changes	83

Balance at June 29, 2003	$2,092

NOTE 8: Indemnification Provisions

Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. The maximum potential amount of future payments the Company could be required to make under these provisions is unlimited. The Company has never incurred significant costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of June 29, 2003.

The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is always subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of June 29, 2003.

The Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincides with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is limited and is recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of June 29, 2003.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: Bank Guarantees

On May 27, 2003, the Company provided bank guarantees totaling 3,051,000,000 Yen (or approximately $25,494,000 based upon the exchange rate at June 29, 2003) to taxing authorities in Japan. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. – Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. Until this matter is decided, the Company is required to provide bank guarantees to collateralize these tax assessments. These guarantees expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $25,494,000 in taxes, interest, and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S.

NOTE 10: Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss)	$3,306	$(4,712)	$5,099	$(7,232)

Basic:
Weighted-average common shares outstanding	42,749	44,172	42,736	44,072

Net income (loss) per common share	$.08	$(.11)	$.12	$(.16)

Diluted:
Weighted-average common shares outstanding	42,749	44,172	42,736	44,072
Effect of dilutive stock options	929	—	904	—

Weighted-average common and common-equivalent shares outstanding	43,678	44,172	43,640	44,072

Net income (loss) per common and common-equivalent share	$.08	$(.11)	$.12	$(.16)

Stock options to purchase 4,617,831 and 4,612,832 shares of common stock were outstanding for the three-month and six-month periods ended June 29, 2003, respectively, and 4,011,987 and 3,221,247 for the same periods in 2002, but were not included in the calculation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, stock options to purchase 1,391,124 and 1,452,142 shares of common stock were not included in the calculation of diluted net loss per share for the three-month and six-month periods ended June 30, 2002, respectively, because they were antidilutive.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: Segment Information

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

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended June 29, 2003
Product revenue	$25,624	$5,767	$—	$31,391
Service revenue	3,559	1,672	—	5,231
Operating income	4,140	1,177	(906)	4,411
Six Months Ended June 29, 2003
Product revenue	$49,152	$10,487	$—	$59,639
Service revenue	6,660	3,211	—	9,871
Operating income	7,188	1,691	(2,523)	6,356
Three Months Ended June 30, 2002
Product revenue	$17,424	$4,982	$—	$22,406
Service revenue	2,912	1,353	—	4,265
Operating income (loss)	(2,503)	724	(1,980)	(3,759)
Six Months Ended June 30, 2002
Product revenue	$31,415	$8,247	$—	$39,662
Service revenue	5,983	2,806	—	8,789
Operating income (loss)	(5,974)	622	(4,262)	(9,614)

Reconciling items include benefits from the sale of previously reserved inventory, which relate to the MVSD segment and are not included in the segment’s operating income (loss) for the purpose of making operating decisions and assessing performance. Reconciling items also consist of unallocated corporate expenses, which primarily include corporate headquarters costs and patent infringement litigation. Asset information by segment is not produced internally, and therefore, is not presented.

NOTE 12: Acquisition of Siemens Dematic AG Wafer Identification Business

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. Siemens Dematic is a leading supplier of logistics and factory automation equipment and has been a leading supplier of wafer identification systems to semiconductor manufacturers in Europe. Under the terms of the agreement, the Company acquired the rights to all of Siemens’ patented and unpatented wafer identification technology, as well as substantially all of the assets related to its wafer identification business. This acquisition enhances the Company’s position as a leading

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Acquisition of Siemens Dematic AG Wafer Identification Business (continued)

provider of wafer identification systems worldwide. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

The purchase price consisted of 7,000,000 Euros in cash (or $7,630,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $1,943,000 based upon the exchange rate at June 29, 2003) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. The Company is in the process of reviewing the actual March 31, 2003 balance sheet and the cash payment may be adjusted during the third quarter of 2003 based upon the outcome of this review, with such adjustment allocated to goodwill.

The purchase price was allocated as follows: $616,000 to inventories; $628,000 to receivables; $25,000 to accrued expenses; $4,469,000 to customer contracts and relationships, to be amortized over eight years; $447,000 to complete technology, to be amortized over five years; $98,000 to patents, to be amortized over five years; $44,000 to non-compete agreements, to be amortized over three years; and $1,353,000 to goodwill, assigned to the MVSD segment, none of which is deductible for tax purposes.

NOTE 13: Subsequent Event

On August 5, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend is payable on September 19, 2003 to all shareholders of record at the close of business on August 29, 2003. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the effects of the general economic slowdown, including the worldwide slowdown in capital spending and the uncertainty of the timing and rate of recovery; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company’s continued ability to achieve significant international revenue; (4) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (5) the reliance upon certain sole source suppliers to manufacture or deliver critical components for the Company’s products; (6) the inability to design and manufacture high-quality products; (7) the inability to attract or retain skilled employees; (8) the inability to forecast customer demand accurately; (9) the technological obsolescence of current products and the inability to develop new products; (10) the inability to protect the Company’s proprietary technology and intellectual property; (11) the Company’s involvement in time-consuming and costly litigation; (12) the inability to respond to competitive technology and pricing pressures; (13) changes in foreign exchange rates; and (14) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the discussion of risk factors included in Part I - Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Revenue

Revenue for the three-month and six-month periods ended June 29, 2003 totaled $36,622,000 and $69,510,000, respectively, compared to $26,671,000 and $48,451,000 for the same periods in 2002, representing a 37% increase for the three-month period and a 43% increase for the six-month period. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in the semiconductor and electronics industries, increased $4,452,000, or 52%, from the three-month period in 2002 and $11,393,000, or 82%, from the six-month period in 2002. Sales to end-user customers increased $5,499,000, or 30%, from the three-month period in 2002 and $9,666,000, or 28%, from the six-month period in 2002, due to higher demand from customers across a variety of industries. Sales to end-user customers represented 65% and 64% of total revenue for the three-month and six-month periods ended June 29, 2003 compared to 68% and 71% for the same periods in 2002. Geographically, the increase in revenue from the prior year was most significant in Japan, where many of the Company’s OEM customers are located.

Product revenue for the three-month and six-month periods ended June 29, 2003 totaled $31,391,000 and $59,639,000, respectively, compared to $22,406,000 and $39,662,000 for the same periods in 2002, representing a 40% increase for the three-month period and a 50% increase for the six-month period. The increase in product revenue was primarily due to a higher volume of machine vision systems sold to customers in the semiconductor, electronics, automotive, paper, and other industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $5,231,000 and $9,871,000 for the three-month and six-month periods ended June 29, 2003, respectively, compared to $4,265,000 and $8,789,000 for the same periods in 2002, representing a

23% increase for the three-month period and a 12% increase for the six-month period. Many of the Company’s products that were sold during 2003 included bundled maintenance and support programs for which a portion of the revenue will be recognized in future quarters over the program period. As a result, service revenue did not increase as dramatically as product revenue, and it decreased as a percentage of total revenue to 14% for the three-month and six-month periods ended June 29, 2003 compared to 16% and 18% for the same periods in 2002.

MVSD revenue for the three-month and six-month periods ended June 29, 2003 totaled $29,183,000 and $55,812,000, respectively, compared to $20,336,000 and $37,398,000 for the same periods in 2002, representing a 44% increase for the three-month period and a 49% increase for the six-month period. The increase in MVSD revenue was primarily due to a higher volume of systems sold to customers in the semiconductor, electronics, and automotive industries. SISD revenue for the three-month and six-month periods ended June 29, 2003 totaled $7,439,000 and $13,698,000, respectively, compared to $6,335,000 and $11,053,000 for the same periods in 2002, representing a 17% increase for the three-month period and a 24% increase for the six-month period. The increase in SISD revenue was due principally to a higher volume of SmartView® systems sold to customers in the paper and metals industries.

Gross Margin

Gross margin as a percentage of revenue was 67% and 66% for the three-month and six-month periods ended June 29, 2003, respectively, compared to 65% and 63% for the same periods in 2002. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a greater percentage of total revenue from the sale of modular vision systems, which carry higher margins than the sale of services and surface inspection systems. This increase was partially offset by a lower amount of benefits recorded to “Cost of product revenue” in 2003 from the sale of previously reserved inventory. These benefits amounted to $569,000 and $878,000 for the three-month and six-month periods ended June 29, 2003, respectively, compared to $1,000,000 for the same periods in 2002.

Product gross margin as a percentage of revenue was 71% and 70% for the three-month and six-month periods ended June 29, 2003, respectively, compared to 72% and 69% for the same periods in 2002. The decrease in product margin for the three-month period was primarily due to the decreased benefit from the sale of previously reserved inventory, offset by the favorable absorption of manufacturing overhead due to the increased sales volume and the shift in product mix to higher-margin modular vision systems. For the six-month period, the favorable impact of sales volume and revenue mix offset the decreased benefit from the sale of previously reserved inventory, resulting in an increase in the product margin. Service gross margin as a percentage of revenue was 43% and 41% for the three-month and six-month periods ended June 29, 2003, respectively, compared to 31% and 35% for the same periods in 2002. The increase in service margin was due principally to higher maintenance and support revenue that is sold bundled with MVSD products, while costs were held essentially flat.

MVSD gross margin as a percentage of revenue was 71% for the three-month period ended June 29, 2003, which was consistent with the same period in 2002. MVSD gross margin for the six-month period ended June 29, 2003 was 70%, compared to 69% for the same period in 2002. The increase in MVSD margin was primarily due to the impact of the higher sales volume of modular vision systems, offset by the decreased benefit from the sale of previously reserved inventory. SISD gross margin as a percentage of revenue was 51% and 49% for the three-month and six-month periods ended June 29, 2003, respectively, compared to 46% and 44% for the same periods in 2002. The increase in SISD margin was due principally to the impact of the higher sales volume of surface inspection systems.

Operating Expenses

Research, development, and engineering expenses (R,D,&E) for the three-month and six-month periods ended June 29, 2003 were $6,263,000 and $12,246,000, respectively, compared to $6,498,000 and $12,850,000 for the same periods in 2002, representing a 4% decrease for the three-month period and a 5% decrease for the six-month period. MVSD R,D&E expenses for the three-month and six-month periods ended June 29, 2003 decreased 6% and 7%, respectively, from the same periods in 2002 primarily due to a workforce reduction in the third quarter of 2002. SISD R,D&E expenses for the three- month and six-month periods ended June 29, 2003 increased 24% and 18%, respectively, from the same periods in 2002 principally due to an increase in spending on software translation services and other activities related to the SmartView® product line.

Selling, general, and administrative (S,G&A) expenses for the three-month and six-month periods ended June 29, 2003 were $13,949,000 and $27,193,000, respectively, compared to $14,704,000 and $27,422,000 for the same periods in 2002, representing a 5% decrease for the three-month period and a 1% decrease for the six-month period. MVSD S,G&A expenses for the three-month and six-month periods ended June 29, 2003 increased 5% from the same periods in 2002, while SISD S,G&A expenses increased 17% for the three-month period and 20% for the six-month period. The increase in MVSD and SISD expenses was primarily due to the unfavorable impact of foreign exchange rate changes on the Company’s international operations, as well as higher marketing costs undertaken to increase sales opportunities. Corporate expenses that are not allocated to a division decreased 51% for the three-month period and 35% for the six-month period primarily due to lower legal costs associated with patent infringement lawsuits initiated by the Company to protect its intellectual property, as well as a $604,000 expense in the second quarter of 2002 related to the acquisition of the web inspection business of Honeywell International Inc.

Foreign Currency Gain (Loss)

During the three-month and six-month periods ended June 29, 2003, the Company recorded foreign currency losses of $1,164,000 and $1,791,000, compared to gains of $471,000 and $164,000 for the same periods in 2002. The increase in foreign currency losses was primarily due to the revaluation and settlement of accounts receivable denominated in currencies other than the subsidiary’s functional currency.

Investment and Other Income (Loss)

Investment and other income for the three-month and six-month periods ended June 29, 2003 totaled $1,615,000 and $2,909,000, respectively, compared to losses of $3,963,000 and $1,402,000 for the same periods in 2002. The increase in investment and other income was primarily due to $6,184,000 in losses recorded by the Company from the sale of equity securities in the second quarter of 2002. Excluding these losses, investment and other income decreased principally due to lower average interest rates on the Company’s portfolio of debt securities, as well as lower average investment balances as a result of using $26,425,000 in cash to repurchase common stock during the third quarter of 2002 and $7,630,000 in cash to acquire the wafer identification business of Siemens Dematic AG on March 31, 2003.

Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended June 29, 2003 was a provision of 32% compared to benefits of 35% and 33% for the same periods in 2002. The provision reflects the Company’s significant tax-exempt investment income and future reductions in taxes payable relating to net operating loss carryforwards in various jurisdictions, offset by continued investments in the Company’s foreign operations and losses related to an investment in a limited partnership, for which no tax benefit was provided.

Liquidity and Capital Resources

At June 29, 2003, the Company’s cash, cash equivalent, and investment balances increased $4,366,000 to $280,351,000 from $275,985,000 at December 31, 2002. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity. The Company’s cash requirements during the six-month period ended June 29, 2003 were met with positive cash flow from operations, as well as the proceeds from the issuance of stock under stock option, stock purchase, and other plans and the maturity and sale of investments. Cash requirements consisted of operating activities, capital expenditures, business acquisitions, and the purchase of investments. Capital expenditures during the first half of 2003 totaled $1,140,000 and consisted principally of expenditures for computer hardware and software.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment in the limited partnership of up to

$25,000,000, of which $12,375,000 had been contributed as of June 29, 2003, including $2,000,000 during the first half of 2003. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. During 2002, a total of 1,768,452 shares were repurchased at a cost of $26,425,000. There were no shares repurchased under this program prior to 2002 or during the first half of 2003. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s common stock and the average return on the Company’s invested balances.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or $7,630,000), with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $1,943,000 based upon the exchange rate at June 29, 2003) depending upon the achievement of certain performance criteria. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. The Company is in the process of reviewing the actual March 31, 2003 balance sheet and the cash payment may be adjusted during the third quarter of 2003 based upon the outcome of this review.

On August 5, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend is payable on September 19, 2003 to all shareholders of record at the close of business on August 29, 2003. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

The Company believes that its existing cash, cash equivalents, and investments balances will be sufficient to meet its planned operating, investing, and financing activities in 2003, which consist primarily of working capital and capital expenditure requirements, as well as any strategic initiatives in 2003, including its stock repurchase program, dividend payouts, and potential business or asset acquisitions.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally has included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its consolidated financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are material to the Company, to which it is a party, or to which any of its property is subject. There have been no material developments in such legal proceedings since December 31, 2002. In addition, from time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2003, a Special Meeting of the Stockholders of Cognex Corporation held in lieu of the 2003 Annual Meeting, the Stockholders elected Robert J. Shillman and Reuben Wasserman to serve as Directors for a term of three years. Patrick Alias, Jerald Fishman, Anthony Sun, and William Krivsky continued as Directors after the meeting. The 39,778,439 shares represented at the meeting voted as follows: The election of Robert J. Shillman as Director, 38,875,788 votes for and 902,651 withheld; the election of Reuben Wasserman as Director, 38,810,405 votes for and 968,034 withheld.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On June 10, 2003, the Company filed a Current Report, dated June 5, 2003, on Form 8-K regarding the dismissal of PricewaterhouseCoopers LLP and the engagement of Ernst & Young LLP as their principal independent accountants.

On April 14, 2003, the Company furnished a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2003	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)