Form 10-Q
period 2003-09-28
COGNEX CORP
filed 2003-11-04
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2003 or

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

     As of October 26, 2003, there were 43,791,169 shares of Common Stock, $.002 par value, of the registrant outstanding.

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Operations for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002
Consolidated Balance Sheets at September 28, 2003 and December 31, 2002
Consolidated Statement of Stockholders’ Equity for the nine-month period ended September 28, 2003
Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 28, 2003 and September 29, 2002
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
Signatures

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue
Product	$33,965	$27,268	$93,604	$66,930
Service	4,739	4,559	14,610	13,348

	38,704	31,827	108,214	80,278
Cost of revenue
Product	10,139	8,219	28,004	20,330
Service	3,051	2,846	8,901	8,528

	13,190	11,065	36,905	28,858
Gross margin
Product	23,826	19,049	65,600	46,600
Service	1,688	1,713	5,709	4,820

	25,514	20,762	71,309	51,420
Research, development, and engineering expenses	6,246	6,714	18,492	19,564
Selling, general, and administrative expenses	13,761	15,551	40,954	42,973

Operating income (loss)	5,507	(1,503)	11,863	(11,117)
Foreign currency gain (loss)	828	109	(963)	273
Investment and other income	1,145	2,626	4,054	1,224

Income (loss) before provision (benefit) for income taxes	7,480	1,232	14,954	(9,620)
Income tax provision (benefit)	2,342	451	4,717	(3,169)

Net income (loss)	$5,138	$781	$10,237	$(6,451)

Net income (loss) per common and common-equivalent share:
Basic	$.12	$.02	$.24	$(.15)

Diluted	$.11	$.02	$.23	$(.15)

Weighted-average common and common-equivalent shares outstanding:
Basic	43,153	43,309	42,947	43,817

Diluted	44,890	43,751	44,120	43,817

Cash dividends per common share	$.06	$—	$.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,991	$60,864
Short-term investments	66,709	75,769
Accounts receivable, less reserves of $2,360 and $2,207 in 2003 and 2002, respectively	28,899	18,981
Inventories	15,152	18,952
Deferred income taxes	9,623	9,969
Prepaid expenses and other current assets	11,631	9,256

Total current assets	191,005	193,791
Long-term investments	172,671	139,352
Property, plant, and equipment, net	25,083	27,405
Deferred income taxes	19,208	16,608
Intangible assets, net	5,517	919
Goodwill, net	5,376	3,742
Other assets	3,775	3,686

	$422,635	$385,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,142	$3,496
Accrued expenses	26,640	19,972
Customer deposits	4,900	3,659
Deferred revenue	6,864	3,856

Total current liabilities	42,546	30,983
Commitments (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 47,931 and 46,877 shares in 2003 and 2002, respectively	96	94
Additional paid-in capital	205,136	184,595
Treasury stock, at cost, 4,249 and 4,253 shares in 2003 and 2002, respectively	(72,446)	(72,311)
Retained earnings	255,640	248,010
Accumulated other comprehensive loss	(8,337)	(5,868)

Total stockholders’ equity	380,089	354,520

	$422,635	$385,503

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Treasury Stock
			Paid-in
	Shares	Par Value	Capital	Shares	Cost

Balance at December 31, 2002	46,877	$94	$184,595	4,249	$(72,311)
Issuance of stock under stock option, stock purchase, and other plans	1,054	2	17,311	4	(135)
Tax benefit from exercise of stock options			3,230
Payment of dividends
Comprehensive income:
Net income
Losses on foreign intercompany loans, net of gains on cross currency swaps, net of tax of $276
Foreign currency translation adjustment
Comprehensive income

Balance at September 28, 2003 (unaudited)	47,931	$96	$205,136	4,253	$(72,446)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Retained	Comprehensive	Comprehensive	Stockholders’
	Earnings	Loss	Income	Equity

Balance at December 31, 2002	$248,010	$(5,868)		$354,520
Issuance of stock under stock option, stock purchase, and other plans				17,178
Tax benefit from exercise of stock options				3,230
Payment of dividends	(2,607)			(2,607)
Comprehensive income:
Net income	10,237		$10,237	10,237
Losses on foreign intercompany loans, net of gains on cross currency swaps, net of tax of $276		(470)	(470)	(470)
Foreign currency translation adjustment		(1,999)	(1,999)	(1,999)

Comprehensive income			$7,768

Balance at September 28, 2003 (unaudited)	$255,640	$(8,337)		$380,089

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 28,	September 29,
	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$10,237	$(6,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,530	7,153
Tax benefit from exercise of stock options	3,230	1,686
Loss on sale of equity securities	—	6,184
Deferred income tax benefit	(1,749)	(611)
Change in current assets and current liabilities	(64)	(2,012)
Other	812	618

Net cash provided by operating activities	19,996	6,567
Cash flows from investing activities:
Purchase of investments	(131,119)	(66,489)
Maturity and sale of investments	103,395	102,010
Purchase of property, plant, and equipment	(1,570)	(1,628)
Cash paid for business acquisitions	(7,630)	(349)

Net cash provided by (used in) investing activities	(36,924)	33,544
Cash flows from financing activities:
Repurchase of common stock	—	(26,425)
Payment of dividends	(2,607)	—
Issuance of stock under stock option, stock purchase, and other plans	17,178	5,538

Net cash provided by (used in) financing activities	14,571	(20,887)
Effect of foreign exchange rate changes on cash	484	(3,776)

Net increase (decrease) in cash and cash equivalents	(1,873)	15,448
Cash and cash equivalents at beginning of period	60,864	31,660

Cash and cash equivalents at end of period	$58,991	$47,108

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

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 28, 2003, and the results of its operations for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 28, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss), as reported	$5,138	$781	$10,237	$(6,451)
Less: Total stock-based compensation costs determined under fair value based method, net of tax	(3,725)	(2,783)	(10,646)	(12,693)

Net income (loss), pro forma	$1,413	$(2,002)	$(409)	$(19,144)

Basic net income (loss) per share, as reported	$.12	$.02	$.24	$(.15)
Basic net income (loss) per share, pro forma	$.03	$(.05)	$(.01)	$(.44)
Diluted net income (loss) per share, as reported	$.11	$.02	$.23	$(.15)
Diluted net income (loss) per share, pro forma	$.03	$(.05)	$(.01)	$(.44)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies (continued)

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Risk-free interest rate	2.9%	3.5%	2.0%	3.5%
Expected life (in years)	3.2	3.1	2.9	2.8
Expected volatility	57%	61%	57%	61%
Expected annualized dividend yield	.92%	—	.92%	—

NOTE 2: New Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally has included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On October 8, 2003, the FASB deferred the effective date of Interpretation No. 46 until periods ending after December 15, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its consolidated financial statements.

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following:

	September 28,	December 31,
(In thousands)	2003	2002

Cash	$41,551	$58,424
Municipal obligations	17,440	2,440

Total cash and cash equivalents	58,991	60,864

Municipal obligations	66,709	75,769

Total short-term investments	66,709	75,769

Municipal obligations	162,262	131,425
Investment in limited partnership	10,409	7,927

Total long-term investments	172,671	139,352

	$298,371	$275,985

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Cash, Cash Equivalents, and Investments (continued)

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $13,625,000 and $10,375,000 had been contributed as of September 28, 2003 and December 31, 2002, respectively. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

During the nine-month period ended September 28, 2003, the Company recorded $769,000 in realized losses on the fund’s investments and fund expenses that were not offset by investment gains.

NOTE 4: Inventories

Inventories consist of the following:

	September 28,	December 31,
(In thousands)	2003	2002

Raw materials	$8,542	$12,530
Work-in-process	3,592	4,068
Finished goods	3,018	2,354

	$15,152	$18,952

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Inventories (continued)

The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

			Statement of
	Balance Sheet		Operations

	Inventories	Accrued Expenses	Benefits

Initial charge in the fourth quarter of 2001	$12,500	$3,800	$—
Inventory sold to customers	(1,790)	—	1,790
Settlement of purchase commitments	1,506	(2,400)	894

Reserve balance at December 31, 2002	12,216	1,400
Benefits to cost of product revenue recorded in 2002			$2,684

Inventory sold to customers	(1,174)	—	$1,174
Inventory sold to brokers	(628)	—	—
Write-off and scrap of inventory	(828)	—	—

Reserve balance at September 28, 2003	$9,586	$1,400

Benefits to cost of product revenue recorded in 2003			$1,174

The Company is in the process of negotiating with vendors for the settlement of the remaining purchase commitments, which may result in a recovery of a portion of the remaining $1,400,000 accrued at September 28, 2003.

NOTE 5: Intangible Assets

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

September 28, 2003
Customer contracts and relationships	$4,640	$290	$4,350
Complete technology	5,179	4,143	1,036
Patents	103	10	93
Non-compete agreements	839	801	38

	$10,761	$5,244	$5,517

December 31, 2002
Complete technology	$4,708	$3,789	$919
Non-compete agreements	793	793	—

	$5,501	$4,582	$919

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Intangible Assets (continued)

Aggregate amortization expense for the three-month and nine-month periods ended September 28, 2003 was $280,000 and $662,000, respectively, and $138,000 and $415,000 for the same periods in 2002.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Amount

2003	$942
2004	1,118
2005	812
2006	699
2007	695
Thereafter	1,913

Total	$6,179

NOTE 6: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the nine-month period ended September 28, 2003 are as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2002	$1,488	$2,254	$3,742
Business acquisition (Note 12)	1,353	—	1,353
Foreign exchange rate changes	72	209	281

Balance at September 28, 2003	$2,913	$2,463	$5,376

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

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2002	$1,523
Provisions for warranties issued during the period	1,243
Provisions related to pre-existing warranties	550
Fulfillment of warranty obligations	(1,313)
Foreign exchange rate changes	89

Balance at September 28, 2003	$2,092

NOTE 8: Indemnification Provisions

Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. The maximum potential amount of future payments the Company could be required to make under these provisions is unlimited. The Company has never incurred significant costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of September 28, 2003.

The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is always subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of September 28, 2003.

The Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincides with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal and has not recorded any related liabilities as of September 28, 2003.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: Bank Guarantees

On May 27, 2003, the Company provided bank guarantees totaling 3,051,000,000 Yen (or approximately $27,295,000 based upon the exchange rate at September 28, 2003) to taxing authorities in Japan. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. – Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide bank guarantees to collateralize these tax assessments. These guarantees expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $25,494,000 in taxes, interest, and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S.

NOTE 10: Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss)	$5,138	$781	$10,237	$(6,451)

Basic:
Weighted-average common shares outstanding	43,153	43,309	42,947	43,817

Net income (loss) per common share	$.12	$.02	$.24	$(.15)

Diluted:
Weighted-average common shares outstanding	43,153	43,309	42,947	43,817
Effect of dilutive stock options	1,737	442	1,173	—

Weighted-average common and common-equivalent shares outstanding	44,890	43,751	44,120	43,817

Net income (loss) per common and common-equivalent share	$.11	$.02	$.23	$(.15)

The Company has excluded stock options to purchase 2,443,727 and 4,042,697 shares of common stock for the three-month and nine-month periods ended September 28, 2003, respectively, and 7,775,576 and 4,925,196 for the same periods in 2002 from the calculation of diluted net income (loss) per common share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, stock options to purchase 985,100 shares of common stock were not included in the calculation of diluted net loss per common share for the nine-month period ended September 29, 2002 because they were antidilutive. Although these stock options and potential common stock equivalents were antidilutive for the periods presented, they may be dilutive in future periods’ calculations.

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

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended September 28, 2003
Product revenue	$28,777	$5,188	$—	$33,965
Service revenue	3,100	1,639	—	4,739
Operating income	5,960	613	(1,066)	5,507
Nine Months Ended September 28, 2003
Product revenue	$77,929	$15,675	$—	$93,604
Service revenue	9,760	4,850	—	14,610
Operating income	13,148	2,304	(3,589)	11,863
Three Months Ended September 29, 2002
Product revenue	$22,128	$5,140	$—	$27,268
Service revenue	2,932	1,627	—	4,559
Operating income (loss)	(703)	694	(1,494)	(1,503)
Nine Months Ended September 29, 2002
Product revenue	$53,543	$13,387	$—	$66,930
Service revenue	8,915	4,433	—	13,348
Operating income (loss)	(6,677)	1,316	(5,756)	(11,117)

Reconciling items include benefits from the sale of previously reserved inventory of $296,000 and $1,174,000 for the three-month and nine-month periods ended September 28, 2003 and $1,156,000 and $2,156,000 for the same periods in 2002. These items relate to the MVSD segment and are not included in the segment’s operating income (loss) for the purpose of making operating decisions and assessing performance. Reconciling items also consist of unallocated corporate expenses that totaled $1,362,000 and $4,763,000 for the three-month and nine-month periods ended September 28, 2003 and $2,650,000 and $7,912,000 for the same periods in 2002. These expenses primarily include corporate headquarters costs and patent infringement litigation. Asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Acquisition of Siemens Dematic AG Wafer Identification Business

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. Siemens Dematic is a leading supplier of logistics and factory automation equipment and has been a leading supplier of wafer identification systems to semiconductor manufacturers in Europe. Under the terms of the agreement, the Company acquired the rights to all of Siemens’ patented and unpatented wafer identification technology, as well as substantially all of the assets related to its wafer identification business. This acquisition enhances the Company’s position as a leading provider of wafer identification systems worldwide. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

The purchase price consisted of 7,000,000 Euros in cash (or $7,630,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $1,951,000 based upon the exchange rate at September 28, 2003) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. The Company is in the process of reviewing the actual March 31, 2003 balance sheet and the cash payment may be adjusted during the fourth quarter of 2003 based upon the outcome of this review, with such adjustment allocated to goodwill.

The purchase price was allocated as follows: $616,000 to inventories; $628,000 to receivables; $25,000 to accrued expenses; $4,469,000 to customer contracts and relationships, to be amortized over eight years; $447,000 to complete technology, to be amortized over five years; $98,000 to patents, to be amortized over five years; $44,000 to non-compete agreements, to be amortized over three years; and $1,353,000 to goodwill, which is assigned to the MVSD segment and is not deductible for tax purposes.

NOTE 13: Dividends

On August 5, 2003, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend was paid on September 19, 2003 to all stockholders of record at the close of business on August 29, 2003. On October 24, 2003, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend is payable on November 25, 2003 to all stockholders of record at the close of business on November 10, 2003. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the effects of the general economic slowdown, including the worldwide slowdown in capital spending and the uncertainty of the timing and rate of recovery; (2) the cyclicality of the semiconductor and electronics industries; (3) the Company’s continued ability to achieve significant international revenue; (4) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (5) the reliance upon certain sole source suppliers to manufacture or deliver critical components for the Company’s products; (6) the inability to design and manufacture high-quality products; (7) the inability to attract or retain skilled employees; (8) the inability to forecast customer demand accurately; (9) the technological obsolescence of current products and the inability to develop new products; (10) the inability to protect the Company’s proprietary technology and intellectual property; (11) the Company’s involvement in time-consuming and costly litigation; (12) the inability to respond to competitive technology and pricing pressures; (13) changes in foreign exchange rates; and (14) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the discussion of risk factors included in Part I — Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Revenue

Revenue for the three-month and nine-month periods ended September 28, 2003 totaled $38,704,000 and $108,214,000, respectively, compared to $31,827,000 and $80,278,000 for the same periods in 2002, representing a 22% increase for the three-month period and a 35% increase for the nine-month period. Sales to Original Equipment Manufacturers (OEM) customers, most of whom make capital equipment used by manufacturers in the semiconductor and electronics industries, increased $4,858,000, or 46%, from the three-month period in 2002 and $16,250,000, or 66%, from the nine-month period in 2002. Sales to end-user customers increased $2,019,000, or 9%, from the three-month period in 2002 and $11,686,000, or 21%, from the nine-month period in 2002, due to higher demand from customers across a variety of industries. Sales to end-user customers represented 60% and 62% of total revenue for the three-month and nine-month periods ended September 28, 2003 compared to 67% and 70% for the same periods in 2002. Geographically, the increase in revenue from the prior year was most significant in Japan, where many of the Company’s OEM customers are located.

Product revenue for the three-month and nine-month periods ended September 28, 2003 totaled $33,965,000 and $93,604,000, respectively, compared to $27,268,000 and $66,930,000 for the same periods in 2002, representing a 25% increase for the three-month period and a 40% increase for the nine-month period. The increase in product revenue was primarily due to a higher volume of machine vision systems sold to customers in the semiconductor, electronics, automotive, metals, and other industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $4,739,000 and $14,610,000 for the three-month and nine-month periods ended September 28, 2003, respectively, compared to $4,559,000 and $13,348,000 for the same periods in 2002, representing a 4% increase for the three-month period and a 9% increase for the nine-month period. Many of the Company’s products that were sold during 2003 included bundled maintenance and support programs for which a portion of the revenue will be recognized in future quarters over the program period. As a result, service revenue did not increase as dramatically as product revenue, and it decreased as a percentage of total revenue to 12% and 14% for the three-month and nine-month periods ended September 28, 2003, respectively, compared to 14% and 17% for the same periods in 2002.

MVSD revenue for the three-month and nine-month periods ended September 28, 2003 totaled $31,877,000 and $87,689,000, respectively, compared to $25,060,000 and $62,458,000 for the same periods in 2002, representing a 27% increase for the three-month period and a 40% increase for the nine-month period. The increase in MVSD revenue was primarily due to a higher volume of systems sold to customers in the semiconductor, electronics, and automotive industries. SISD revenue for the three-month and nine-month periods ended September 28, 2003 totaled $6,827,000 and $20,525,000, respectively, compared to $6,767,000 and $17,820,000 for the same periods in 2002, representing a 1% increase for the three-month period and a 15% increase for the nine-month period. The increase in SISD revenue was due principally to a higher volume of SmartView® systems sold to customers in the metals industry.

Gross Margin

Gross margin as a percentage of revenue was 66% for the three-month and nine-month periods ended September 28, 2003, compared to 65% and 64% for the same periods in 2002. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a greater percentage of total revenue from the sale of modular vision systems, which carry higher margins than the sale of services and surface inspection systems. This increase was partially offset by a lower amount of benefits recorded to “Cost of product revenue” in 2003 from the sale of previously reserved inventory. These benefits amounted to $296,000 and $1,174,000 for the three-month and nine-month periods ended September 28, 2003, respectively, compared to $1,156,000 and $2,156,000 for the same periods in 2002.

Product gross margin as a percentage of revenue remained consistent at 70% for all periods presented, as the favorable impact of sales volume and revenue mix was offset by the decreased benefit from the sale of previously reserved inventory. Service gross margin as a percentage of revenue was 36% and 39% for the three-month and nine-month periods ended September 28, 2003, respectively, compared to 38% and 36% for the same periods in 2002. The decrease in service margin for the three-month period was due principally to higher SISD service costs required to support the growing installed base of surface inspection systems. Although SISD service margins also declined for the nine-month period, this was offset by higher MVSD service margins, resulting in higher total service margins for the nine-month period. The increase in MVSD service margin for the nine-month period was primarily due to higher maintenance and support revenue.

MVSD gross margin as a percentage of revenue for the three-month and nine-month periods ended September 28, 2003 was 71% and 70%, which was consistent with the same periods in 2002. SISD gross margin as a percentage of revenue was 44% and 48% for the three-month and nine-month periods ended September 28, 2003, respectively, compared to 45% and 44% for the same periods in 2002. The decrease in SISD margin for the three-month period was primarily due to lower service margins. The increase in SISD margin for the nine-month period was due principally to the impact of the higher sales volume of surface inspection systems.

Operating Expenses

Research, development, and engineering expenses (R,D,&E) for the three-month and nine-month periods ended September 28, 2003 were $6,246,000 and $18,492,000, respectively, compared to $6,714,000 and $19,564,000 for the same periods in 2002, representing a 7% decrease for the three-month period and a 5% decrease for the nine-month period. MVSD R,D&E expenses for the three-month and nine-month periods ended September 28, 2003 decreased 10% and 8%, respectively, from the same periods in 2002 primarily due to a workforce reduction in the third quarter of 2002. SISD R,D&E expenses for the three-month and nine-month periods ended September 28, 2003 increased 29% and 21%, respectively, from the same periods in 2002 principally due to an increase in spending on software translation services and other activities related to the SmartView® product line.

Selling, general, and administrative (S,G&A) expenses for the three-month and nine-month periods ended September 28, 2003 were $13,761,000 and $40,954,000, respectively, compared to $15,551,000 and $42,973,000 for the same periods in 2002, representing a 12% decrease for the three-month period and a 5% decrease for the nine-month period. MVSD S,G&A expenses for the three-month and nine-month periods ended September 28, 2003 were relatively consistent with the same periods in 2002, as savings from cost-cutting measures were offset by the unfavorable impact of foreign exchange rate changes on the Company’s international operations. SISD S,G&A expenses were also relatively consistent for the three-month period and were 11% higher for the nine-month period principally due to higher spending in sales and marketing undertaken to increase sales opportunities and grow market share. Corporate expenses that are not allocated to a division decreased 49% for the three-month period and 40% for the nine-month period primarily due to lower legal costs associated with patent infringement lawsuits initiated by the Company to protect its intellectual property, as well as a $604,000 expense in the second quarter of 2002 related to the acquisition of the web inspection business of Honeywell International Inc.

Foreign Currency Gain (Loss)

The Company recorded foreign currency gains of $828,000 for the three-month period ended September 28, 2003, and losses of $963,000 for the nine-month period ended September 28, 2003, compared to gains of $109,000 and $273,000 for the same periods in 2002. The fluctuations in foreign currency gains and losses were primarily due to the revaluation and settlement of accounts receivable denominated in currencies other than the subsidiary’s functional currency.

Investment and Other Income (Loss)

Investment and other income for the three-month and nine-month periods ended September 28, 2003 totaled $1,145,000 and $4,054,000, respectively, compared to $2,626,000 and $1,224,000 for the same periods in 2002. In the second quarter of 2002, the Company recorded $6,184,000 in losses from the sale of equity securities. Excluding these losses, investment and other income was $7,408,000 for the nine-month period ended September 29, 2002. The decrease in investment and other income was primarily due to lower average interest rates on the Company’s portfolio of debt securities, as well as gains on the sale of investments recorded in the third quarter of 2002.

Income Taxes

The Company’s effective tax rate for the three-month and nine-month periods ended September 28, 2003 was a provision of 31% and 32%, respectively, compared to 37% and a benefit of 33% for the same periods in 2002. The provision reflects the Company’s significant tax-exempt investment income and future reductions in taxes payable relating to net operating loss carryforwards in various jurisdictions, offset by continued investments in the Company’s foreign operations and losses related to an investment in a limited partnership, for which no tax benefit was provided.

Liquidity and Capital Resources

At September 28, 2003, the Company’s cash, cash equivalent, and investment balances increased $22,386,000 to $298,371,000 from $275,985,000 at December 31, 2002. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity. The Company’s cash requirements during the nine-month period ended September 28, 2003 were met with positive cash flow from operations, as well as the proceeds from the issuance of stock under stock option, stock purchase, and other plans and the maturity and sale of investments. Cash requirements consisted of operating activities, capital expenditures, business acquisitions, payment of dividends, and the purchase of investments. Capital expenditures during the nine-month period ended September 28, 2003 totaled $1,570,000 and consisted principally of expenditures for computer hardware and software.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $13,625,000 had been contributed as of September 28, 2003, including $3,250,000 during the nine-months ended September 28, 2003. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. During 2002, a total of 1,768,452 shares were repurchased at a cost of $26,425,000. There were no shares repurchased under this program prior to 2002 or during the nine-month period ended September 28, 2003. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s common stock and the average return on the Company’s invested balances.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or $7,630,000), with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $1,951,000 based upon the exchange rate at September 28, 2003) depending upon the achievement of certain performance criteria. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. The Company is in the process of reviewing the actual March 31, 2003 balance sheet and the cash payment may be adjusted during the fourth quarter of 2003 based upon the outcome of this review.

On August 5, 2003, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend was paid on September 19, 2003 to all stockholders of record at the close of business on August 29, 2003. On October 24, 2003, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend is payable on November 25, 2003 to all stockholders of record at the close of business on November 10, 2003. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

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

New Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally has included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On October 8, 2003, the FASB deferred the effective date of Interpretation No. 46 until periods ending after December 15, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are material to the Company. There have been no material developments in such legal proceedings since December 31, 2002. In addition, from time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

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

On July 23, 2003, the Company furnished a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 4, 2003	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)