Form 10-K
period 2003-12-31
COGNEX CORP
filed 2004-03-12
CIK 851205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Common Stock, par value $.002 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2003: $838,045,000

      $.002 par value common stock outstanding as of February 29, 2004: 44,645,606 shares

      Documents incorporated by reference:

      The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such Proxy Statement are incorporated by reference in Part III of this report. Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference in Part I and Part II of this report.

COGNEX CORPORATION ANNUAL REPORT ON

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

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

      The Company designs, develops, manufactures, and markets machine vision systems, or computers that can “see,” which are used to automate a wide range of manufacturing processes where vision is required. Machine vision is important for applications in which human vision is inadequate to meet requirements for feature size, accuracy, or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor or improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing feature size of items being manufactured.

      The Company has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Alameda, California. MVSD designs, develops, manufactures, and markets modular vision systems that are used to automate the manufacture of discrete items, such as semiconductor chips, cellular phones, and light bulbs, by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as paper, metals, plastics, and non-wovens, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing 81% of total revenue in 2003.

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

      In response to manufacturers’ needs, “machine vision” technology emerged, providing manufacturing equipment with the gift of sight. In a typical machine vision application, a video camera positioned on the production line captures an image of the part to be inspected and sends the image to the machine vision computer. The computer then uses sophisticated image analysis software to extract information from the image and generate a decision about the image, such as:

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

      Once the machine vision system has processed the image and performed any necessary analysis, the result can then be communicated to other equipment on the factory floor, such as a robotic arm that will remove a bad part from the line. This process is repeated for each part on the production line, or continuously for process material, as it moves into position in front of the video camera.

The Machine Vision Market

      The machine vision market consists of two customer types: original equipment manufacturers (OEMs) and end users. OEM customers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers, primarily companies in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. These customers have the technical expertise to integrate Cognex’s programmable machine vision systems directly into their products, which are then sold to end users.

      End-user customers purchase Cognex machine vision systems and install them directly on their production lines to automate the manufacture of a wide range of items in a variety of industries. Unlike OEMs and system integrators, these customers typically have limited computer programming or machine vision experience. The Company sells its products to end users through its own direct sales force, as well as through distributors and system integrators. System integrators are companies that create complete, automated inspection solutions for end users. For example, they combine lighting, conveyors, robotics, machine vision, and other components to produce custom inspection systems for various applications.

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

      Emphasizing high value-added products and applications is important to the Company’s strategy because not every segment of the machine vision market offers the opportunity for sustained profitability. The Company believes high value-added is realized in the Company’s products in several ways. The primary value-added is derived from offering unique vision software algorithms that solve challenging problems better than competing products. The other major mode of realizing high value-added is by offering products that are complete solutions to known problems, incorporating all of the necessary vision software, applications software, hardware, video cameras, and electro-optics. Both modes of realizing high value-added require the Company to maintain an industry-leading level of investment in research, development, and engineering.

      Within the factory automation market, the Company has tailored its product offerings to match the characteristics of its two customer types: OEMs and end users. While the Company has traditionally served the OEM market, the end-user business represents a potentially much larger market for machine vision and the Company believes that the end-user business will account for the majority of its total revenue in the future. Consequently, the Company has invested in developing and acquiring easy-to-use products that meet the needs of end users and in developing a strong worldwide sales and support infrastructure. The Company will continue to invest in both customer types, defending its strong position in the OEM market while expanding in the end-user market. In 2003, approximately 62% of the Company’s revenue came from end-user customers.

      The Company has historically pursued a global business strategy, investing in building a strong presence in North America, Japan, Europe, and Southeast Asia. In all of these regions, the Company is acknowledged to be a leading machine vision supplier. The Company intends to continue to invest in the expansion of sales and support in these regions. In 2003, approximately 66% of the Company’s revenue came from customers based outside of the United States.

      The Company’s business strategy includes selective expansion into other machine vision applications through the internal development of new products, as well as the acquisition of businesses and technologies. Since 1995, the Company has completed nine business and technology acquisitions, most of which were targeted at expanding the Company’s presence in the worldwide end-user marketplace. The Company plans to continue to seek opportunities to expand its product line, customer base, and technical talent through acquisitions in the machine vision industry.

Products

In-Sight Vision Sensors

      The Company is firmly positioned in the fast-growing market for vision sensors with its In-SightTM product line. Vision sensors are machine vision systems that combine a video camera, software, vision processor, and input/output capability in a low-cost, compact, easy-to-use package. They are designed for a number of general-purpose vision tasks including part location, identification, measurement, and assembly verification. The In-Sight product line provides Cognex’s industry-leading machine vision technology in a choice of affordable platforms that do not require programming skills to deploy.

      In late 2003, the Company introduced the In-Sight 3400. This new high-performance model extends the line of standalone Cognex vision sensors that provide complete vision application development and deployment without requiring a PC. The 3400 features a rugged, die-cast aluminum vision processing unit and a compact, high-speed digital camera. As with most other In-Sight vision sensors, the 3400 is Ethernet-enabled and equipped with a full library of Cognex vision software tools.

      The In-Sight 4000 Series consists of three models: the In-Sight 4000, which provides fast frame rates and accelerated vision tool performance, the In-Sight 4001, a high resolution version of the 4000, and the In-Sight 4100, a compact, remote head camera version of the 4000.

      The In-Sight 1000 is the Company’s entry-level In-Sight product. The In-Sight 1000 combines a video camera, software, and processing in a single, compact unit. The In-Sight 1000C includes the same features as the In-Sight 1000, with the added ability to inspect and sort parts based on their color.

      The first In-Sight products, the In-Sight 2000 and In-Sight 3000, are general-purpose vision sensors featuring a vision processing unit and separate video camera.

      In-Sight is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries, such as medical devices, automotive parts, disposable consumer goods, and electronic components. During the third quarter of 2003, the Company began selling its In-Sight product line to select distributors located in the United States for resale to end users.

PC-based Vision Systems

      The Company sells a full range of PC-based vision systems that offer high-speed image acquisition, system flexibility, and the Company’s most extensive library of vision software tools. The software library features PatMax®, high-accuracy pattern location software that can locate objects that vary in size and orientation or whose appearance is degraded.

      In 2003, the Company introduced PatFlex, a new software tool in the PatMax family of pattern location technologies. PatFlex enables a vision system to locate an object, feature, or pattern whose perspective has changed or whose surface is curved, warped, wrinkled, or stretched.

MVS-8000 Product Family

      The MVS-8000TM family of programmable machine vision systems combines Cognex’s unique algorithms with Intel’s MMX instruction set. The MVS-8100 Series features PCI bus-mastering frame grabbers for high-speed image transfer from the video camera to the host PC for processing and display. The MVS-8200 Series of embedded CPU machine vision systems enables all vision processing to occur on-board, freeing the PC to perform other tasks.

      In 2003, the Company introduced the MVS-8500 Series of frame grabbers. These new frame grabbers are designed to support next generation, high-speed analog cameras that use the latest progressive scan CCD sensor technology. The Cognex MVS-8504 offers four completely independent channels supporting up to four cameras and is designed to handle asynchronous, synchronous, and dual tap image acquisition. The MVS-8501 provides the high-speed acquisition capability of the MVS-8504, in a cost-effective, single-channel architecture that supports up to four multiplexed cameras.

      The MVS-8000 product family is sold primarily to OEMs located in North America, Japan, Europe, and Southeast Asia who integrate the machine vision systems into capital equipment for the semiconductor and electronics industries. These vision systems are also sold to system integrators located in North America, Japan, Europe, and Southeast Asia who integrate them into capital equipment for end users in a broad range of industries.

VisionPro Product Family

      VisionPro®, is an Active X-based vision system that combines Cognex machine vision technology with quick and powerful application development. These PC-based systems offer the flexibility of an advanced programming language with the simplicity of graphical prototyping, speeding time-to-market for OEMs, system integrators, and advanced manufacturing engineers. VisionPro’s powerful software, combined with Cognex MVS-8100 and 8500 Series frame grabbers, provide a complete vision system to solve demanding applications.

      In 2003, the Company expanded the functionality of the VisionPro systems with the addition of new high-performance software tools. The new tools reduce setup time, improve process yield, and provide new options for pattern training in a broad range of semiconductor and other manufacturing applications that require general-purpose machine vision for inspection, measurement, identification, and guidance.

      The VisionPro product family is sold to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries.

Application Specific PC-based Vision Systems

      The Company offers a variety of application-specific systems that combine Cognex PC-based hardware and software to create a solution that is tailored to the particular requirements of certain vision applications. A partial list of application-specific systems is as follows:

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

      TIS-8000TM Tire Identification System and WIS-8000TM Wheel Identification System are high-performance identification systems for automatically identifying tires and wheels by their unique characteristics. The systems ensure the presence of correct tires or wheels at any point in the manufacturing or assembly process.

      Application-specific systems are targeted to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries, depending upon the application.

     Digital Cameras for PC-based Products

      Cognex designs, develops, manufactures, and markets the CDC Series of digital Complementary Metal-Oxide Semiconductor (CMOS) cameras designed specifically for machine vision applications. The CDC-200, introduced in 2003, includes global shutter capability and faster frame rates and brings high-resolution image acquisition to high-speed moving applications without sacrificing image quality or performance. The CDC-50 is a standard format digital camera. All CDC cameras are designed for use with the MVS-8100D digital frame grabber. These products, in combination with Cognex’s vision software, provide a complete, tightly-integrated solution to the Company’s PC-based vision customers.

Industrial ID Systems

      The Company continues to serve the Industrial ID market with systems designed to quickly and reliably read codes (e.g. serial numbers, bar codes, or two-dimensional codes) that have been stamped, scribed, etched, printed, or otherwise formed directly on the surfaces of manufactured goods ranging from pharmaceutical items to aircraft components to semiconductor wafers. The Company currently markets two Industrial ID systems, and plans to introduce several new fixed-mount and hand-held readers in 2004.

      In-Sight 1010TM is a compact, fixed-mount, ethernet-ready ID reader designed specifically for reading 2D matrix and linear bar codes marked directly on parts. In 2003, the Company added the ability to read Composite Symbology (CS) in addition to Reduced Space Symbology (RSS) codes on pharmaceutical packages for the purpose of product identification and traceability.

      In-Sight 1700TM is a compact reader for identifying and tracking semiconductor wafers through the manufacturing process by reading 2D matrix, alphanumeric, and bar codes on wafers. The In-Sight 1701 model is an enhanced version of the In-Sight 1700 wafer reader, offering advanced optics technology for reading identification scribes on wafers.

      Industrial ID systems are sold to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries.

Expert Sensors

      In 2003, Cognex entered the market for ultra-low cost vision sensors that are designed to solve specific automation problems. The Company’s first product in this line of expert sensors is the Cognex CPS-1000. The CPS-1000 is a vision sensor designed for door security; it detects and counts people as they pass through an access-controlled doorway. The CPS-1000 utilizes Cognex’s existing vision software, as well as patented 2D and 3D vision technology that Cognex has recently developed specifically for “people sensing” applications.

      The Company is currently developing a new generation of expert sensors that are expected to compete in the worldwide market for “presence sensing” technology.

      Expert sensors are currently sold to OEM customers located in North America.

Surface Inspection Systems

      The SmartView® surface/web inspection system provides reliable detection, identification, and visualization of defects on products which are manufactured in a continuous process. The SmartView system provides greyscale imaging capability to visualize the defects, as well as a high-quality snapshot of the inspected surface or web. Most advanced open data access capabilities embedded into the SmartView system ensure real-time inspection control and data access between the SmartView system and other business, production, and quality systems in the mill. The SmartView system is a modular and scalable system on a Microsoft Windows-based platform that enables the Company to expand into more complex vision applications in the paper, metals, plastics, and nonwovens industries.

      In 2003, the Company expanded the detection and identification capabilities of the SmartView system. By leveraging these enhanced capabilities, the SmartView system gives users greater inspection capabilities and enables them to meet increasing quality requirements. SmartView is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in the paper, metals, plastics, and nonwovens industries. In 2003, sales to customers in the paper industry grew 39%, and represented 45% of surface inspections systems revenue.

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

      At December 31, 2003, the Company employed 170 professionals in R, D & E, most of whom are software developers. The Company’s R, D & E expenses totaled $24,719,000, $25,630,000, and $30,094,000, or 16%, 22%, and 21% of revenue, in 2003, 2002, and 2001, respectively.

Manufacturing

      The Company’s MVSD manufacturing organization utilizes a turnkey operation whereby the majority of component procurement, subassembly, final assembly, and initial testing are performed under agreement by third-party contract manufacturers. After the completion of initial testing, the contract manufacturers deliver the products to the Company’s Natick, Massachusetts facility for final testing, quality control, and shipment to the customer. The contract manufacturers use specified components and assembly and test documentation created and controlled by the Company. From time to time, the Company will procure large quantities of end-of-life components for strategic purposes that will not be consumed within one year. Certain components are presently available only from a single source.

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

Sales and Service

      The Company sells its MVSD and SISD products primarily through a direct sales force in North America, Japan, Europe, and Southeast Asia. At December 31, 2003, the Company’s direct sales force consisted of 172 professionals, including sales and application engineers. The majority of the Company’s sales force holds engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. In addition, the Company sells its MVSD products to end users through system integrators, and sells its MVSD In-Sight product line through distributors in select locations in the United States.

      Sales to customers based outside of the United States represented approximately 66% of revenue in 2003, compared to 60% in 2002 and 63% in 2001. No customer accounted for greater than 10% of revenue in 2003, 2002, or 2001. Although international sales may from time to time be subject to federal technology export regulations, to date the Company has not suffered significant delays or prohibitions in sales to any of its foreign customers. Financial information about segments and geographic areas may be found in the Notes to the Consolidated Financial Statements, appearing on pages 31 and 32 of the Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and is incorporated herein by reference.

      The Company’s MVSD service offerings include maintenance and support, education, and consulting services. Maintenance and support programs include hardware support programs that entitle customers to have failed product repaired, as well as software support programs that provide customers with application support and software updates on the latest software releases. Education services include a variety of product courses that are available at the Company’s offices worldwide, at customer facilities, and on computer-based tutorials, video, and the Internet. The Company provides consulting services that range from a specific area of functionality to a completely integrated machine vision application.

      The Company’s SISD service offerings include maintenance and support and education services similar to those provided by MVSD, as well as installation services. The installation services group supervises the physical installation of the hardware at the customer location, configures the software application to detect the customer’s defects, validates that the entire integrated system with the peripheral components is functioning according to the specifications, and performs operator training.

Intellectual Property

      Because the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, trademark, copyright, and trade secret protection to safeguard its competitive position. At December 31, 2003, the Company had obtained 146 patents on various innovations in the field of machine vision technology and had more than 120 patent applications pending. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of the Company. Effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

      The Company’s trademark and servicemark portfolio includes various registered marks, including but not limited to, Cognex®, PatMax®, VisionPro®, DisplayInspect®, and SmartView®, as well as many common-law marks, including but not limited to, In-SightTM and MVS-8000TM. In addition, the Company has sought and obtained a number of trademark registrations outside of the United States. All third-party brand names, servicemarks, and trademarks referenced in this document are the property of their respective owners.

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

      Since July, 1998, the Partnership has filed numerous lawsuits against hundreds of companies within many industry sectors asserting infringement upon numerous Lemelson patents including certain machine vision patents. Some of the defendants are users of the Company’s products that were purchased primarily from the Company’s OEM customers whose equipment incorporates such products. As a result of this action and the continuing assertions against other current and potential Cognex customers, the Company decided to initiate action against the Partnership in order to preserve its right to sell machine vision products without the threat of legal action against the Company or its customers. Accordingly, on September 23, 1998, the Company filed a complaint against the Partnership seeking a declaration that Lemelson’s machine vision patents are invalid, unenforceable, and not infringed by either Cognex or by any users of Cognex products. After the judge in Massachusetts ruled that Massachusetts was not the proper jurisdiction, the Company refiled in Reno, Nevada on September 27, 1999 in the United States District Court, District of Nevada.

      The bench trial against the Partnership began on November 18, 2002 in Las Vegas, Nevada, and ended on January 17, 2003. On January 23, 2004, Chief Judge Pro issued his court order ruling in favor of Cognex and finding that all of the Lemelson patents in suit are unenforceable, invalid, and not infringed by Cognex. The Partnership has indicated their intention to appeal the ruling. Cognex cannot predict the outcome of any such appeal.

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

      The primary competitive factors affecting the choice of a machine vision system include vendor reputation, product functionality and performance (e.g. speed, accuracy, and reliability) under real-world operating conditions, ease-of-use, and the availability of application support from the vendor. More recently, product price has become a more significant factor. The Company competes with low-cost smart camera and vision sensor solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its In-Sight product line.

Backlog

      At December 31, 2003, the Company’s backlog totaled $25,930,000, compared to $25,992,000 at December 31, 2002. Backlog reflects purchase orders for products scheduled for shipment primarily within three months. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. Certain of the Company’s end-user products, primarily the In-Sight product line, typically ship within one week of when the order is booked. In addition, delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

      At December 31, 2003, the Company employed 634 persons, including 289 in sales, marketing, and service activities; 170 in research, development, and engineering; 67 in manufacturing and quality assurance; and 108 in information technology, finance, and administration. Of the Company’s 634 employees, 218 are based outside of the United States. None of the Company’s employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Risk Factors

Unfavorable changes in economic conditions and capital spending may negatively impact the Company’s operating results.

      The Company’s revenue is dependent upon the capital spending trends of manufacturers in a number of industries and regions. These spending levels are, in turn, impacted by global economic conditions. In the past, the Company’s operating results have been materially adversely affected as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics industries may adversely affect the Company’s business.

      In 2003, approximately 48% of the Company’s revenue was derived from customers directly or indirectly related to the semiconductor and electronics industries. This concentration has been as high as 78% in the past five years depending upon business trends in these industries. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates the Company’s products. While the Company has been successful in recent years in diversifying its business beyond OEM customers who serve the semiconductor and electronics industries, the Company is still largely dependent upon the capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, the Company’s operating results in the foreseeable future could be significantly and adversely affected by a slowdown in either of these industries.

Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business and operating results.

      In 2003, approximately 66% of the Company’s revenue was derived from customers located outside of the United States. The Company anticipates that international sales will continue to account for a significant portion of its revenue. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources. The Company’s operations are subject to the risks inherent in international sales, including, but not limited to, various regulatory requirements, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in foreign currency exchange rates may render the Company’s products less competitive relative to local product offerings, or could result in significant foreign currency losses if not properly hedged. The Company is also subject to the political risks inherent in international operations and their impact on the global economy, including economic disruption from acts of war or terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001. Any of these factors could have a material adverse effect on the Company’s operating results.

Fluctuations in foreign exchange rates could materially affect the Company’s reported results.

      The Company faces exposure to adverse movements in foreign currency exchange rates as a significant portion of its revenue, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company or its subsidiaries. In certain instances, the Company utilizes derivative instruments to hedge against certain foreign currency fluctuations. These contracts are used to reduce the Company’s risk associated with foreign currency exchange rate changes, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. The Company does not engage in foreign currency speculation. The success of the Company’s foreign currency risk management program depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated foreign currency gains or losses that could have a material impact on the Company’s results of operations. In addition, the failure to identify new exposures and hedge them in a timely manner may result in material foreign currency gains or losses.

The loss of a large customer could have an adverse effect on the Company’s operating results.

      In 2003, the Company’s top five customers accounted for 15% of total revenue. In recent years, the Company’s expansion into the end-user marketplace has reduced its reliance upon the revenue from any one of its larger OEM customers. For example, the top five customers in 2003 included one SISD customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of the Company’s larger customers could have a material adverse effect on the Company’s operating results.

The failure of a key supplier to deliver quality product in a timely manner or the Company’s inability to obtain components for its products could adversely affect the Company’s operating results.

      A significant portion of the Company’s MVSD inventory is manufactured by a third-party contractor. The Company is dependent upon this contractor to provide quality product and meet delivery schedules. The Company engages in extensive product quality programs and processes, including actively monitoring the performance of its third-party manufacturers. In addition, a variety of components used in the Company’s products are only available from a single source. The announcement by a single-source supplier of a last-time component buy could result in a significant amount of inventory purchases, that in turn, could lead to an increased risk of inventory obsolescence. An interruption in, termination of, or material change in the purchase terms of any single-source components could have a material adverse effect on the Company’s operating results.

The Company’s business could suffer if it loses the services of, or fails to attract, key personnel.

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

Products that the Company manufactures may contain design or manufacturing defects, which could result in reduced demand, significant delays, or substantial costs.

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

The Company’s failure to accurately forecast customer demand could result in inventory obsolescence and resulting charges.

      In recent years, the Company has expanded its presence in the end-user marketplace, which accounted for approximately 62% of the Company’s revenue in 2003, compared to only 37% in 2000. The Company’s end-user business typically operates with a relatively short backlog and production plans are based on internal forecasts of customer demand. Due to these factors, the Company has in the past, and may again in the future, fail to accurately forecast demand, in terms of both volume and configuration for either its legacy or next-generation products. This has led to, and may again in the future lead to, an increased risk of inventory obsolescence and resulting charges.

Failure to develop new products and to respond to technological changes could result in the loss of market share and a decrease in the Company’s revenues.

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

If the Company fails to successfully defend its intellectual property, its competitive position and operating results could suffer.

      The Company relies heavily on its proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of its personnel. Although the Company uses a variety of methods to protect its intellectual property, it relies most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. There can be no assurance, however, that any of these measures will be adequate to protect the proprietary technology of the Company, that any patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Any such adverse circumstances could have a material effect on the Company’s operating results. Readers should refer to the section captioned “Intellectual Property,” appearing in Part I — Item I of this Annual Report on Form 10-K.

The Company may be subject to costly litigation.

      From time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. Such matters can be time-consuming, divert management’s attention and resources, and cause the Company to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on the Company’s operating results.

Increased competition may result in decreased demand or prices for the Company’s products and services.

      The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company’s current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. In recent years, ease-of-use and product price have become significant competitive factors in the end-user marketplace. The Company competes with low-cost smart camera and vision sensor solutions being introduced by various competitors on the basis of superior performance and price, rather than on price alone, through its In-Sight product line. There can be no assurance that the Company will be able to compete successfully in the future or that the Company’s investments in research and development, sales and marketing, and service activities will prove sufficient to enable the Company to maintain its competitive advantage. In addition, competitive pressures could lead to price erosion that could materially and adversely affect the Company’s operating results. Readers should refer to the section captioned “Competition,” appearing in Part I — Item 1 of this Annual Report on Form 10-K.

Implementation of the Company’s acquisition strategy may not be successful, which could affect the Company’s ability to increase its revenue or profitability.

      The Company’s business strategy includes selective expansion into other machine vision applications through the acquisition of businesses and technologies. Since 1995, the Company has completed nine business and technology acquisitions. The Company plans to continue to seek opportunities to expand its product line, customer base, and technical talent through acquisitions in the machine vision industry. Acquisitions involve numerous risks, including, but not limited to, diversion of management’s attention from other operational matters, the inability to realize expected synergies resulting from the acquisition, failure to commercialize purchased technology, and the impairment of acquired intangible assets resulting from technological obsolescence or lower-than-expected cash flows from the acquired assets. Acquisitions are inherently risky and the inability to effectively manage these risks could have a material adverse effect on the Company’s operating results.

The trading price of the Company’s common stock may be volatile.

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

      In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently largely occupied with tenants who have lease agreements that expire at various dates through 2004. The Company uses a portion of the space for storage of its inventory.

      In 1997, the Company purchased a three and one-half acre parcel of land situated on Vision Drive, adjacent to the Company’s corporate headquarters. This land is being held for future expansion.

Item 3:     Legal Proceedings

      To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Part I — Item I of this Annual Report on Form 10-K, which are material to the Company. From time to time, however, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

Item 4:     Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders through solicitation of proxies or otherwise.

Item 4A:     Executive Officers and Other Members of the Management Team of the Registrant

      The following table sets forth the names, ages, and titles of the Company’s executive officers at December 31, 2003:

Name	Age	Title

Robert J. Shillman	57	President, Chief Executive Officer, and Chairman of the Board of Directors
Patrick Alias	58	Executive Vice President and Director
James Hoffmaster	52	Chief Operating Officer and President, MVSD
Richard Morin	54	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer

      Messrs. Shillman, Alias, and Morin have been employed by the Company in their present or other capacities for no less than the past five years.

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

      Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

      Other members of the senior management team include the following individuals:

Name	Age	Title

Eric Ceyrolle	50	President, Cognex International
Markku Jaaskelainen	49	Senior Vice President and General Manager, SISD
Marilyn Matz	50	Senior Vice President of Engineering, MVSD
E. John McGarry	47	Senior Vice President and General Manager, Portland Operations
Akira Nakamura	59	President, Cognex K.K.
Kris Nelson	56	Senior Vice President of Sales, North America
William Silver	50	Senior Vice President of R&D and Chief Technology Officer, MVSD
Justin Testa	51	Senior Vice President of Marketing, MVSD

      Messrs. Ceyrolle, Jaaskelainen, McGarry, Nelson, Silver, and Testa and Ms. Matz have been employed by the Company in their present or other capacities for no less than the past five years.

      Mr. Jaaskelainen joined the Company in 1999. Prior to joining the Company, Mr. Jaaskelainen served as Vice President of Systems Strategy for Honeywell-Measurex Corporation, where he was responsible for overseeing and coordinating all new product development. He holds a Master’s degree and Ph.D. in Physics from the University of Jyvaskyla, Finland.

      Mr. Nakamura joined the Company in 2000 after having served as President of Intergraph Japan, K.K., a worldwide provider of CAD/CAM technology. Prior to that, Mr. Nakamura spent 20 years in sales and sales management at senior levels for IBM Japan. Mr. Nakamura holds a Bachelor of Science degree in Electronic Communication from Tohoku University.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

      Information with respect to this item may be found in the sections captioned “Selected Quarterly Financial Data (Unaudited)” and “Company Information,” appearing on pages 36 and 37 of the Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and is incorporated herein by reference.

      The following table provides information as of December 31, 2003 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans, including the 1998 Director Plan, the 1998 Stock Incentive Plan, the 2001 General Stock Option Plan, and the 2001 Interim General Stock Incentive Plan. The Company also has an Employee Stock Purchase Plan (ESPP).

	Equity Compensation Plan Information		Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance under Equity
	Issued Upon Exercise of	Price of Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants, and	(Excluding Securities
Plan Category	Warrants, and Rights	Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,593,589 (1)	$22.92	1,716,978 (2)
Equity compensation plans not approved by stockholders	392,781	21.20	7,500,000

	10,986,370	$22.85	9,216,978

(1)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 218,333 shares available for future issuance under the ESPP.

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

      The 2001 Interim General Stock Incentive Plan was adopted by the Board of Directors on July 17, 2001 without stockholder approval. This plan provides for the granting of nonqualified stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under the plan is 400,000 shares. All option grants have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than fifteen years from the grant date. All 400,000 stock options have been granted under the 2001 Interim General Stock Incentive Plan.

Item 6:	Selected Financial Data

      Information with respect to this item may be found in the section captioned “Five-Year Summary of Selected Financial Data,” appearing on page 35 of the Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and is incorporated herein by reference.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information with respect to this item may be found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing on pages 9 through 16 of the Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and is incorporated herein by reference.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

      Information with respect to this item may be found in the section captioned “Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 15 and 16 of the Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and is incorporated herein by reference.

Item 8:	Financial Statements and Supplementary Data

      Information with respect to this item, which includes the consolidated financial statements and notes thereto, reports of independent auditors, and supplementary data, may be found on pages 17 through 36 of the Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and is incorporated herein by reference.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 10, 2003, the Company filed a Current Report, dated June 5, 2003, on Form 8-K regarding the dismissal of PricewaterhouseCoopers LLP and the engagement of Ernst & Young LLP as their principal independent accountants.

      There were no disagreements with accountants on accounting or financial disclosure during 2003 or 2002.

Item 9A:	Controls and Procedures

      As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:	Directors and Executive Officers of the Registrant

      Information with respect to Directors and Executive Officers of the Company required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2004 Annual Meeting of Stockholders to be held on April 22, 2004 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers and Other Members of the Management Team of the Registrant,” appearing in Part I — Item 4A of this Annual Report on Form 10-K.

      The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company’s website, www.cognex.com, and is included in this Annual Report on Form 10-K as Exhibit 14. The Company intends to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website.

Item 11:	Executive Compensation

      Information with respect to executive compensation required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2004 Annual Meeting of Stockholders to be held on April 22, 2004 and is incorporated herein by reference.

Item 12:	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

      Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2004 Annual Meeting of Stockholders to be held on April 22, 2004 and is incorporated herein by reference. Information regarding equity compensation plans may be found in Part I — Item 5 of this Annual Report on Form 10-K.

Item 13:	Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2004 Annual Meeting of Stockholders to be held on April 22, 2004 and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

      Information with respect to principal accountant fees and services required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2004 Annual Meeting of Stockholders to be held on April 22, 2004 and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	Financial Statements

The following consolidated financial statements of Cognex Corporation and the reports of independent auditors relating thereto are included in the Company’s Annual Report to Stockholders for the year ended December 31, 2003, which is Exhibit 13 hereto, and are incorporated herein by reference:

     Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

     Consolidated Balance Sheets at December 31, 2003 and 2002

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002,      and 2001

     Notes to Consolidated Financial Statements

     Reports of Independent Auditors

(2)	Financial Statement Schedule

Included at the end of this report are the following:

  Report of Independent Auditors on the Financial Statement Schedule

  Schedule II — Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index, immediately preceding such Exhibits.

(b)	Reports on Form 8-K

On October 14, 2003, the Company furnished a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ended September 28, 2003.

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

Signature	Title	Date

/s/ ROBERT J. SHILLMAN Robert J. Shillman	President, Chief Executive Officer, and Chairman of the Board of Directors (principal executive officer)	March 12, 2004

/s/ RICHARD MORIN Richard Morin	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	March 12, 2004

/s/ PATRICK ALIAS Patrick Alias	Executive Vice President and Director	March 12, 2004

/s/ JERALD FISHMAN Jerald Fishman	Director	March 12, 2004

/s/ WILLIAM KRIVSKY William Krivsky	Director	March 12, 2004

/s/ ANTHONY SUN Anthony Sun	Director	March 12, 2004

/s/ REUBEN WASSERMAN Reuben Wasserman	Director	March 12, 2004

COGNEX CORPORATION

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Cognex Corporation:

      We have audited the consolidated financial statements of Cognex Corporation as of December 31, 2003 and for the year then ended, and have issued our report thereon dated January 24, 2004 (incorporated by reference in this Annual Report (Form 10-K)). Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/     ERNST & YOUNG LLP

Boston, Massachusetts

January 23, 2004

COGNEX CORPORATION

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Cognex Corporation:

      Our audits of the consolidated financial statements referred to in our report dated January 24, 2003 appearing in the 2003 Annual Report to Stockholders of Cognex Corporation (which reports and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the years ended December 31, 2002 and 2001, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/     PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 24, 2003

COGNEX CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged					Balance at
	Beginning	Costs and	to Other					End of
Description	of Period	Expenses	Accounts	Deductions		Other		Period

	(Dollars in thousands)
Reserve for Uncollectible Accounts:
2003	$2,207	$689	—	$(283	)(b)	—		$2,613
2002	2,080	340	—	(213	)(b)	—		2,207
2001	2,150	190	—	(260	)(b)	—		2,080

Reserve for Inventory Obsolescence:
2003	$20,478	$914	$—	$(2,694	)(c)	(1,290	)(d)	$17,408
2002	19,563	1,695	1,506 (a)	(496	)(c)	(1,790	)(d)	20,478
2001	3,709	16,289	—	(435	)(c)	—		19,563

(a)	Settlement of inventory purchase commitments

(b)	Specific write-offs

(c)	Specific dispositions

(d)	Sale of inventory previously reserved

EXHIBIT INDEX

Exhibit
Number

3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])
3B	By-laws of the Company, as amended March 16, 1998 (incorporated by reference to Exhibit 3B of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])
4	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020]) Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to
10A	Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 33-81150])
10B	Cognex Corporation 1993 Stock Option Plan, as amended November 14, 1995 and February 25, 1996 (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-04621])
10C	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10D	Amendment to the Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10E of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])
10E	Amendment to the Cognex Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10F of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])
10F	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10G	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10H	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10I	Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])
10J	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])
10K	Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-100709])
10L	Transition Loan Agreement between James F. Hoffmaster and Cognex Corporation, dated May 24, 2001 (incorporated by reference to Exhibit 10M of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])
10M	Termination Agreement between James F. Hoffmaster and Cognex Corporation dated June 4, 2001 (incorporated by reference to Exhibit 10N of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])
13	Annual Report to Stockholders for the year ended December 31, 2003 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)*
14	Code of Business Conduct and Ethics*
21	Subsidiaries of the registrant*
23.1	Consent of Ernst & Young LLP*

Exhibit
Number

23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)*

*	Filed herewith