Form 10-Q
period 2004-04-04
COGNEX CORP
filed 2004-05-10
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 2004 or

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

     As of May 2, 2004, there were 45,220,758 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	April 4,	March 30,
	2004	2003
	(unaudited)
Revenue
Product	$42,560	$28,248
Service	5,609	4,640

	48,169	32,888
Cost of revenue
Product	11,333	8,870
Service	3,456	2,846

	14,789	11,716
Gross margin
Product	31,227	19,378
Service	2,153	1,794

	33,380	21,172
Research, development, and engineering expenses	6,898	5,983
Selling, general, and administrative expenses	16,314	13,244

Operating income	10,168	1,945
Foreign currency gain (loss)	625	(627)
Investment and other income	1,274	1,294

Income before provision for income taxes	12,067	2,612
Income tax provision	3,500	819

Net income	$8,567	$1,793

Net income per common and common-equivalent share:
Basic	$0.19	$0.04

Diluted	$0.18	$0.04

Weighted-average common and common-equivalent shares outstanding:
Basic	44,512	42,666

Diluted	46,752	43,557

Cash dividends per common share	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 4,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,982	$76,227
Short-term investments	80,752	56,406
Accounts receivable, less reserves of $2,615 and $2,613 in 2004 and 2003, respectively	26,456	26,697
Inventories	14,221	15,519
Deferred income taxes	8,479	8,223
Prepaid expenses and other current assets	17,758	14,526

Total current assets	253,648	197,598
Long-term investments	147,925	170,869
Property, plant, and equipment, net	24,500	24,980
Deferred income taxes	19,374	19,428
Intangible assets, net	7,960	8,582
Goodwill, net	6,447	7,222
Other assets	3,867	3,854

	$463,721	$432,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,538	$5,555
Accrued expenses	32,750	32,098
Customer deposits	2,641	3,932
Deferred revenue	6,028	5,702

Total current liabilities	46,957	47,287
Other liabilities	243	252
Commitments (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 49,239 and 48,186 shares in 2004 and 2003, respectively	98	96
Additional paid-in capital	234,353	209,679
Treasury stock, at cost, 4,263 and 4,253 shares in 2004 and 2003, respectively	(72,765)	(72,445)
Retained earnings	264,615	258,724
Accumulated other comprehensive loss	(9,780)	(11,060)

Total stockholders’ equity	416,521	384,994

	$463,721	$432,533

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock
	Shares	Par Value	Capital	Shares	Cost
Balance at December 31, 2003	48,186	$96	$209,679	4,253	$(72,445)
Issuance of stock under stock option, stock purchase, and other plans	1,053	2	20,725	10	(320)
Tax benefit from exercise of stock options			3,949
Comprehensive income:
Net income
Payment of dividends
Losses on foreign intercompany loans, net of gains on currency swaps, net of tax of $434
Net unrealized gain on available-for-sale investments, net of tax of $106
Foreign currency translation adjustment
Comprehensive income

Balance at April 4, 2004 (unaudited)	49,239	$98	$234,353	4,263	$(72,765)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Retained	Comprehensive	Comprehensive	Stockholders’
	Earnings	Loss	Income	Equity
Balance at December 31, 2003	$258,724	$(11,060)		$384,994
Issuance of stock under stock option, stock purchase, and other plans				20,407
Tax benefit from exercise of stock options				3,949
Comprehensive income:
Net income	8,567		$8,567	8,567
Payment of dividends	(2,676)			(2,676)
Losses on foreign intercompany loans, net of gains on currency swaps, net of tax of $434		(739)	(739)	(739)
Net unrealized gain on available-for-sale investments, net of tax of $106		180	180	180
Foreign currency translation adjustment		1,839	1,839	1,839

Comprehensive income			$9,847

Balance at April 4, 2004 (unaudited)	$264,615	$(9,780)		$416,521

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 4,	March 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$8,567	$1,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,566	2,420
Tax benefit from exercise of stock options	3,949	270
Change in current assets and current liabilities	(821)	(289)
Other	(561)	650

Net cash provided by operating activities	13,700	4,844
Cash flows from investing activities:
Purchase of investments	(71,993)	(53,194)
Maturity and sale of investments	70,019	37,554
Purchase of property, plant, and equipment	(570)	(561)

Net cash used in investing activities	(2,544)	(16,201)
Cash flows from financing activities:
Payment of dividends	(2,676)	—
Issuance of stock under stock option, stock purchase, and other plans	20,407	1,186

Net cash provided by financing activities	17,731	1,186
Effect of foreign exchange rate changes on cash	868	276

Net increase (decrease) in cash and cash equivalents	29,755	(9,895)
Cash and cash equivalents at beginning of period	76,227	60,864

Cash and cash equivalents at end of period	$105,982	$50,969

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at April 4, 2004, and the results of its operations for the three-month periods ended April 4, 2004 and March 30, 2003, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 4, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Stock-Based Compensation Plans

The Company recognizes compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been adopted, are as follows (in thousands):

	Three Months Ended
	April 4,	March 30,
	2004	2003
Net income, as reported	$8,567	$1,793
Less: Total stock-based compensation costs determined under fair value based method, net of tax	(3,703)	(3,171)

Net income (loss), pro forma	$4,864	$(1,378)

Basic net income per share, as reported	$0.19	$0.04
Basic net income (loss) per share, pro forma	$0.11	$(0.03)
Diluted net income per share, as reported	$0.18	$0.04
Diluted net income (loss) per share, pro forma	$0.11	$(0.03)

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	April 4,	March 30,
	2004	2003
Risk-free interest rate	2.8%	2.0%
Expected life (in years)	3.2	2.4
Expected volatility	45%	59%
Expected annualized dividend yield	.69%	—

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: New Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On December 24, 2003, the FASB deferred the effective date of Interpretation No. 46 for certain transactions until periods ending after March 15, 2004. The adoption of Interpretation No. 46 during the quarter ended April 4, 2004 did not have a material impact on the Company’s consolidated financial statements.

The Company has a limited partnership interest in Venrock Associates III, L.P., a venture capital fund and a deposit on certain real estate for which it has an option to purchase. While the Company’s investment in these entities represents a variable interest, the Company believes it is not the primary beneficiary.

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	April 4,	December 31,
	2004	2003
Cash	$85,936	$49,980
Municipal bonds	20,046	26,247

Total cash and cash equivalents	105,982	76,227

Municipal bonds	80,752	56,406

Total short-term investments	80,752	56,406

Municipal bonds	132,687	156,511
Corporate bonds	4,188	4,212
Limited partnership interest	11,050	10,146

Total long-term investments	147,925	170,869

	$334,659	$303,502

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $14,375,000 and $13,625,000 had been contributed as of April 4, 2004 and December 31, 2003, respectively. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

During the three-month period ended April 4, 2004, the Company recorded realized gains on the fund’s investments, net of fund expenses, of $154,000. At April 4, 2004, the carrying value of this investment was $11,050,000 compared to an estimated fair value, as determined by the General Partner, of $10,212,000. The unrealized loss of $838,000 was determined to be temporary.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Inventories

Inventories consist of the following (in thousands):

	April 4,	December 31,
	2004	2003
Raw materials	$7,727	$8,948
Work-in-process	4,579	3,514
Finished goods	1,915	3,057

	$14,221	$15,519

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

The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

			Statement of
	Balance Sheet		Operations
	Inventories	Accrued Expenses	Benefits
Reserve balance at December 31, 2003	$9,383	$1,400

Benefits to cost of product revenue recorded in 2003			$1,290

Inventory sold to customers	(216)	—	$216
Inventory sold to brokers	(46)	—	46
Write-off and scrap of inventory	(59)	—	—

Reserve balance at April 4, 2004	$9,062	$1,400

Benefits to cost of product revenue recorded in 2004			$262

A favorable settlement of the remaining purchase commitments may result in a recovery of a portion of the remaining $1,400,000 accrued at April 4, 2004.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Intangible Assets

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
April 4, 2004	Amount	Amortization	Amount

Customer contracts and relationships	$7,600	$706	$6,894
Complete technology	5,364	4,417	947
Patents	109	22	87
Non-compete agreements	48	16	32

	$13,121	$5,161	$7,960

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2003	Amount	Amortization	Amount

Customer contracts and relationships	$7,832	$492	$7,340
Complete technology	5,388	4,280	1,108
Patents	113	17	96
Non-compete agreements	50	12	38

	$13,383	$4,801	$8,582

Aggregate amortization expense for the three-month periods ended April 4, 2004 and March 30, 2003 was $383,000 and $102,000, respectively.

Estimated amortization expense for the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2004	$1,510
2005	1,204
2006	1,085
2007	1,033
2008	942
Thereafter	2,569

Total	$8,343

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the three-month period ended April 4, 2004 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2003	$4,522	$2,700	$7,222
Purchase price adjustment (Note 12)	(514)	—	(514)
Foreign exchange rate changes	(165)	(96)	(261)

Balance at April 4, 2004	$3,843	$2,604	$6,447

NOTE 7: Warranty Obligations

The Company warrants its hardware products to be free from defects in material and workmanship for periods ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer’s contract. Estimated warranty obligations are evaluated and recorded at the time of sale based upon historical costs to fulfill warranty obligations. Provisions may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality that would not have been taken into account using historical data become known. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheets.

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2003	$2,119
Provisions for warranties issued during the period	422
Fulfillment of warranty obligations	(342)
Foreign exchange rate changes	(54)

Balance at April 4, 2004	$2,145

NOTE 8: Indemnification Provisions

Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. The maximum potential amount of future payments the Company could be required to make under these provisions is unlimited. The Company has never incurred significant costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: Indemnification Provisions (continued)

The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is always subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

The Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincides with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal.

NOTE 9: Guarantees

On March 25, 2004, the Company provided standby letters of credit totaling 3,146,280,000 Yen (or approximately $30,091,000 based upon the exchange rate at April 4, 2004) to taxing authorities in Japan. These standby letters of credit replace the bank guarantees that the Company provided on May 27, 2003 and are included in short-term and long-term investments on the Consolidated Balance Sheets. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide bank guarantees to collateralize these tax assessments. These guarantees expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $30,091,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to a recoup the majority of this amount from taxing authorities in the U.S.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: Net Income Per Share

Net income per share is calculated as follows (In thousands, except per share amounts):

	Three Months Ended
	April 4,	March 30,
	2004	2003
	(unaudited)
Net income	$8,567	$1,793

Basic:
Weighted-average common shares outstanding	44,512	42,666

Net income per common share	$0.19	$0.04

Diluted:
Weighted-average common shares outstanding	44,512	42,666
Effect of dilutive stock options	2,240	891

Weighted-average common and common-equivalent shares outstanding	46,752	43,557

Net income per common and common-equivalent share	$0.18	$0.04

Stock options to purchase 857,214 and 6,127,543 shares of common stock were outstanding during the three-month periods ended April 4, 2004 and March 30, 2003, respectively, but were not included in the calculation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods.

NOTE 11: Segment Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspections Systems Division (SISD). MVSD designs, develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials that are processed in a continuous fashion to ensure there are no flaws or defects in the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations.

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended
April 4, 2004
Product revenue	$38,379	$4,181	$—	$42,560
Service revenue	3,892	1,717	—	5,609
Operating income	12,281	93	(2,206)	10,168
Three Months Ended
March 30, 2003
Product revenue	$23,528	$4,720	$—	$28,248
Service revenue	3,101	1,539	—	4,640
Operating income	3,357	514	(1,926)	1,945

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: Segment Information (continued)

Reconciling items consist of unallocated corporate expenses, which primarily include corporate headquarters costs and patent infringement litigation. Asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Asset information is not provided because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.

NOTE 12: Acquisitions

Acquisition of Siemens Dematic AG Wafer Identification Business

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. Siemens Dematic is a leading supplier of logistics and factory automation equipment and had been a leading supplier of wafer identification systems to semiconductor manufacturers in Europe. Under the terms of the agreement, the Company acquired the rights to all of Siemens’ patented and unpatented wafer identification technology, as well as substantially all of the assets related to its wafer identification business. This acquisition enhances the Company’s position as a leading provider of wafer identification systems worldwide. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

The original purchase price consisted of 7,000,000 Euros in cash (or approximately $7,630,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,063,000) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. After receipt of the final March 31, 2003 balance sheet and resolution of certain items in dispute, Siemens reimbursed Cognex 796,000 Euros (or $868,000).

The final purchase price of 6,204,000 Euros (or approximately $6,762,000) was allocated as follows: $616,000 to inventories; $274,000 to accounts receivable; $25,000 to accrued expenses; $4,469,000 to customer contracts and relationships, to be amortized over eight years; $447,000 to complete technology, to be amortized over five years; $98,000 to patents, to be amortized over five years; $44,000 to non-compete agreements, to be amortized over three years; and $839,000 to goodwill, assigned to the MVSD segment, none of which is deductible for tax purposes.

Acquisition of Gavitec AG Machine Vision Business

On December 1, 2003, the Company acquired the machine vision business of Gavitec AG. Gavitec produces machine vision products for direct part mark identification (or Industrial ID), which can read markings on the surfaces of manufactured items to collect data about product components during the manufacturing process and trace the manufacturing history of the components during the product’s lifetime. Under the terms of the agreement, the Company acquired all of the tangible and intangible assets and assumed certain liabilities associated with Gavitec’s machine vision business. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Acquisitions (continued)

The purchase price consisted of 3,800,000 Euros in cash (or approximately $4,534,000), including 3,500,000 Euros paid at closing, 100,000 Euros to be paid on December 1, 2004, and 200,000 Euros to be paid on December 1, 2005. There is the potential for an additional cash payment of up to 250,000 Euros in both 2004 and 2005 (or approximately $303,000 in each year) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill.

NOTE 13: Dividends

On February 5, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend was paid on March 5, 2004 to all stockholders of record at the close of business on February 20, 2004.

NOTE 14: Subsequent Event

On April 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend is payable on May 21, 2004 to all stockholders of record at the close of business on May 7, 2004. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; and (14) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1 of the Company’s Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Results of Operations

Revenue

Revenue for the quarter ended April 4, 2004 increased 46% to $48,169,000 from $32,888,000 for the quarter ended March 30, 2003. The majority of this growth came from sales to the Company’s Original Equipment Manufacturer (OEM) customers who make capital equipment used in the semiconductor industry. Sales to OEM customers increased $11,932,000, or 96%, from the prior year. Sales to end-user customers increased $3,349,000, or 16%, due to higher demand from customers across a variety of industries. Although sales to end-user customers grew from the prior year, they only represented 49% of total revenue in the first quarter of 2004 compared to 62% in the same quarter of 2003 due to the increase in the OEM business. Geographically, revenue increased from the prior year in most of the Company’s worldwide regions, but most significantly in Japan, where many of the Company’s OEM customers are located.

Product revenue for the quarter ended April 4, 2004 increased 51% to $42,560,000 from $28,248,000 from the quarter ended March 30, 2003. The increase in product revenue was primarily due to a higher volume of machine vision systems sold to customers in the semiconductor industry. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased 21% to $5,609,000 from $4,640,000. Many of the Company’s products that were sold during the first quarter of 2004 included bundled maintenance and support programs for which a portion of the revenue will be recognized in future quarters over the program period. As a result, service revenue did not increase as significantly as product revenue, and it decreased as a percentage of total revenue to 12% in 2004 compared to 14% in 2003.

MVSD revenue for the quarter ended April 4, 2004 increased 59% to $42,271,000 from $26,629,000 for the quarter ended March 30, 2003. The increase in MVSD revenue was primarily due to a higher volume of modular vision systems sold to customers in the semiconductor industry. SISD revenue for the quarter ended April 4, 2004 decreased 6% to $5,898,000 from $6,259,000 for the quarter ended March 30, 2003 due to the timing of system shipments and installations. SISD revenue decreased as a percentage of total revenue to 12% in 2004 compared to 19% in 2003 due to the lower level of sales, as well as the increase in the MVSD OEM business.

Gross Margin

Gross margin as a percentage of revenue was 69% for the quarter ended April 4, 2004 compared to 64% for the quarter ended March 30, 2003. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a greater percentage of total revenue from the sale of modular vision systems, which carry higher margins than the sale of services and surface inspection systems.

Product gross margin as a percentage of revenue was 73% for the quarter ended April 4, 2004 compared to 69% for the quarter ended March 30, 2003. The increase in product margin was due primarily to the increased sales volume, as well as the shift in product mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue was 38% for the quarter ended April 4, 2004 compared to 39% for the quarter ended March 30, 2003. The decrease in service margin was due principally to higher SISD service costs required to support the growing installed base of surface inspection systems.

MVSD gross margin as a percentage of revenue was 72% for the quarter ended April 4, 2004 compared to 68% for the quarter ended March 30, 2003. The increase in MVSD margin was due primarily to the higher sales volume of modular vision systems. SISD gross margin as a percentage of revenue remained consistent with the prior year at 47% despite the lower level of sales due to product cost improvements.

Operating Expenses

Research, development, and engineering expenses (R,D&E) for the quarter ended April 4, 2004 increased 15% to $6,898,000 from $5,983,000 for the quarter ended March 30, 2003. MVSD R,D&E expenses increased $927,000, or 17%, from the prior year primarily due to higher personnel-related costs, including the additional engineering personnel resulting from the acquisition of the machine vision business of Gavitec AG on December 1, 2003 and the accrual of anticipated company bonuses for 2004. SISD R,D&E expenses were essentially flat with the prior year.

Selling, general, and administrative (S,G&A) expenses for the quarter ended April 4, 2004 increased 23% to $16,314,000 from $13,244,000 for the quarter ended March 30, 2003. MVSD S,G&A expenses increased $2,512,000, or 26%, from the prior year and SISD S,G&A expenses increased $278,000, or 16%, from 2003. Corporate expenses that are not allocated to a division increased $280,000, or 15%, from the prior year. The increase in MVSD and SISD expenses was primarily due to higher personnel-related costs, including commissions related to the higher sales volume, additional end-user sales personnel, and the accrual of anticipated company bonuses for 2004, as well as the unfavorable impact of foreign exchange rate changes on the Company’s international operations. The increase in corporate expenses was due principally to the accrual of anticipated company bonuses for 2004.

Foreign Currency Gain (Loss)

The Company recorded foreign currency gains of $625,000 for the quarter ended April 4, 2004 compared to losses of $627,000 for the same period in 2003. These gains and losses primarily arose from the revaluation and settlement of accounts receivable denominated in currencies other than the subsidiary’s functional currency, as well as the revaluation of intercompany balances that were not fully hedged.

Investment and Other Income

Investment and other income decreased slightly to $1,274,000 for the quarter ended April 4, 2004 from $1,294,000 for the same period in 2003 due to lower average interest rates on the Company’s invested balances.

Income Taxes

The Company’s effective tax rate for the quarter ended April 4, 2004 was 29% compared to 31% for the quarter ended March 30, 2003. The decrease in the effective tax rate was due primarily to more of the Company’s profits being earned and taxed in lower tax jurisdictions.

Liquidity and Capital Resources

At April 4, 2004, the Company’s cash, cash equivalent, and investment balances increased $31,157,000 to $334,659,000 from $303,502,000 at December 31, 2003. The Company’s cash requirements during the quarter ended April 4, 2004 were met with positive cash flow from operations, as well as the proceeds from the issuance of common stock under stock option plans that totaled $20,407,000. Cash requirements consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures during the quarter ended April 4, 2004 totaled $570,000 and consisted principally of expenditures for computer hardware and software.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $14,375,000 had been contributed as of April 4, 2004, including $750,000 during the quarter ended April 4, 2004. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000), with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,063,000) depending upon the achievement of certain performance criteria. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. After receipt of the final March 31, 2003 balance sheet and resolution of certain items in dispute, Siemens reimbursed Cognex 796,000 Euros (or $868,000).

On December 1, 2003, the Company acquired the machine vision business of Gavitec AG for 3,800,000 Euros in cash (or approximately $4,534,000), including 3,500,000 Euros paid at closing, 100,000 Euros to be paid on December 1, 2004, and 200,000 Euros to be paid on December 1, 2005. There is the potential for an additional cash payment of up to 250,000 Euros in both 2004 and 2005 (or approximately $303,000 in each year) depending upon the achievement of certain performance criteria.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. There were no shares repurchased under this program during the quarter ended April 4, 2004. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s common stock and the average return on the Company’s invested balances.

On February 5, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend, amounting to $2,676,000, was paid on March 5, 2004 to all stockholders of record at the close of business on February 20, 2004. On April 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on May 21, 2004 to all stockholders of record at the close of business on May 7, 2004. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

The Company believes that its existing cash, cash equivalents, and investment balances, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2004, as well as for the next few years.

New Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On December 24, 2003, the FASB deferred the effective date of Interpretation No. 46 for certain transactions until periods ending after March 15, 2004. The adoption of Interpretation No. 46 during the quarter ended April 4, 2004 did not have a material impact on the Company’s consolidated financial statements.

The Company has a limited partnership interest in Venrock Associates III, L.P., a venture capital fund and a deposit on certain real estate for which it has an option to purchase. While the Company’s investment in these entities represents a variable interest, the Company believes it is not the primary beneficiary.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 4, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which are material to the Company. There have been no material developments in such legal proceedings since December 31, 2003. In addition, from time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

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

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

On January 26, 2004, the Company furnished a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2004		COGNEX CORPORATION

	By:	/s/ Robert J. Shillman
Robert J. Shillman
President, Chief Executive Officer,
and Chairman of the Board of Directors
(duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin Richard A. Morin
Senior Vice President of Finance, Chief
Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)