Form 10-Q
period 2004-07-04
COGNEX CORP
filed 2004-08-06
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 4, 2004 or

     [  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from______________ to_____________

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

     As of August 1, 2004, there were 45,998,177 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue
Product	$47,960	$31,391	$90,520	$59,639
Service	6,507	5,231	12,116	9,871

	54,467	36,622	102,636	69,510
Cost of revenue
Product	12,308	8,995	23,641	17,865
Service	3,597	3,004	7,053	5,850

	15,905	11,999	30,694	23,715
Gross margin
Product	35,652	22,396	66,879	41,774
Service	2,910	2,227	5,063	4,021

	38,562	24,623	71,942	45,795
Research, development, and engineering expenses	6,655	6,263	13,553	12,246
Selling, general, and administrative expenses	17,568	13,949	33,882	27,193

Operating income	14,339	4,411	24,507	6,356
Foreign currency gain (loss)	(50)	(1,164)	575	(1,791)
Investment and other income	1,031	1,615	2,305	2,909

Income before provision for income taxes	15,320	4,862	27,387	7,474
Income tax provision	4,442	1,556	7,942	2,375

Net income	$10,878	$3,306	$19,445	$5,099

Net income per common and common-equivalent share:
Basic	$0.24	$0.08	$0.43	$0.12

Diluted	$0.23	$0.08	$0.41	$0.12

Weighted-average common and common-equivalent shares outstanding:
Basic	44,881	42,749	44,920	42,736

Diluted	47,241	43,678	47,317	43,640

Cash dividends per common share	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 4,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,753	$76,227
Short-term investments	167,052	56,406
Accounts receivable, less reserves of $2,704 and $2,613 in 2004 and 2003, respectively	34,204	26,697
Inventories	14,817	15,519
Deferred income taxes	6,815	8,223
Prepaid expenses and other current assets	14,744	14,526

Total current assets	308,385	197,598
Long-term investments	123,434	170,869
Property, plant, and equipment, net	24,117	24,980
Deferred income taxes	22,198	19,428
Intangible assets, net	7,598	8,582
Goodwill, net	6,462	7,222
Other assets	3,794	3,854

	$495,988	$432,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,070	$5,555
Accrued expenses	35,113	32,098
Customer deposits	2,506	3,932
Deferred revenue	6,222	5,702

Total current liabilities	48,911	47,287
Other liabilities	243	252
Commitments (Notes 2, 6, 7, 8, and 11)
Stockholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 45,973 and 48,186 shares in 2004 and 2003, respectively	92	96
Additional paid-in capital	186,267	209,679
Treasury stock, at cost 4,253 shares in 2003	—	(72,445)
Retained earnings	272,779	258,724
Accumulated other comprehensive loss	(12,304)	(11,060)

Total stockholders’ equity	446,834	384,994

	$495,988	$432,533

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock
	Shares	Par Value	Capital	Shares	Cost
Balance at December 31, 2003	48,186	$96	$209,679	4,253	$(72,445)
Issuance of stock under stock option, stock purchase, and other plans	2,050	4	40,841	10	(317)
Retirement of treasury stock	(4,263)	(8)	(72,754)	(4,263)	72,762
Tax benefit from exercise of stock options			8,501
Comprehensive income:
Net income
Payment of dividends
Losses on foreign intercompany loans, net of gains on currency swaps, net of tax of $930
Net unrealized loss on available-for-sale investments, net of tax of $606
Foreign currency translation adjustment
Comprehensive income

Balance at July 4, 2004 (unaudited)	45,973	$92	$186,267	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained	Accumulated Other Comprehensive	Comprehensive	Total Stockholders’
	Earnings	Loss	Income	Equity
Balance at December 31, 2003	$258,724	$(11,060)		$384,994
Issuance of stock under stock option, stock purchase, and other plans				40,528
Retirement of treasury stock				—
Tax benefit from exercise of stock options				8,501
Comprehensive income:
Net income	19,445		$19,445	19,445
Payment of dividends	(5,390)			(5,390)
Losses on foreign intercompany loans, net of gains on currency swaps, net of tax of $930		(1,583)	(1,583)	(1,583)
Net unrealized loss on available-for-sale investments, net of tax of $606		(1,032)	(1,032)	(1,032)
Foreign currency translation adjustment		1,371	1,371	1,371

Comprehensive income			$18,201

Balance at July 4, 2004 (unaudited)	$272,779	$(12,304)		$446,834

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 4,	June 29,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$19,445	$5,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,019	5,057
Tax benefit from exercise of stock options	8,501	912
Deferred income tax (benefit) expense	(929)	233
Change in current assets and current liabilities	(6,116)	(1,182)
Other	(78)	530

Net cash provided by operating activities	25,842	10,649
Cash flows from investing activities:
Purchase of investments	(167,575)	(104,313)
Maturity and sale of investments	100,921	88,237
Purchase of property, plant, and equipment	(1,261)	(1,140)
Cash paid for business acquisitions	—	(7,630)

Net cash used in investing activities	(67,915)	(24,846)
Cash flows from financing activities:
Payment of dividends	(5,390)	—
Issuance of stock under stock option, stock purchase, and other plans	40,528	4,493

Net cash provided by financing activities	35,138	4,493
Effect of foreign exchange rate changes on cash	1,461	282

Net decrease in cash and cash equivalents	(5,474)	(9,422)
Cash and cash equivalents at beginning of period	76,227	60,864

Cash and cash equivalents at end of period	$70,753	$51,442

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

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at July 4, 2004, and the results of its operations for the three-month and six-month periods ended July 4, 2004 and June 29, 2003, and changes in stockholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 4, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Effective July 1, 2004, the Massachusetts Business Corporation Act (the “Act”) eliminated the concept of treasury shares. Under the Act, shares previously classified as treasury shares are to be treated as authorized but unissued shares of common stock. As a result of this change, the Company has reclassified treasury shares at July 4, 2004. The shares which were previously classified as treasury stock are now classified as authorized, but unissued shares of common stock on the Consolidated Balance Sheet.

Stock-Based Compensation Plans

The Company recognizes compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been adopted, are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
Net income, as reported	$10,878	$3,306	$19,445	$5,099
Less: Total stock-based compensation costs determined under fair value based method, net of tax	(3,890)	(3,859)	(7,591)	(7,008)

Net income (loss), pro forma	$6,988	$(553)	$11,854	$(1,909)

Basic net income per share, as reported	$0.24	$0.08	$0.43	$0.12
Basic net income (loss) per share, pro forma	$0.16	$(0.01)	$0.26	$(0.04)
Diluted net income per share, as reported	$0.23	$0.08	$0.41	$0.12
Diluted net income (loss) per share, pro forma	$0.16	$(0.01)	$0.28	$(0.04)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies (continued)

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
Risk-free interest rate	3.6%	2.0%	2.8%	2.0%
Expected life (in years)	3.0	2.8	3.1	2.8
Expected volatility	42%	58%	45%	58%
Expected dividend yield	.75%	1.09%	.75%	1.09%

NOTE 2: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	July 4,	December 31,
	2004	2003
Cash	$60,707	$49,980
Municipal bonds	10,046	26,247

Total cash and cash equivalents	70,753	76,227

Municipal bonds	165,019	56,406
Corporate bonds	2,033	—

Total short-term investments	167,052	56,406

Municipal bonds	111,921	156,511
Corporate bonds	—	4,212
Limited partnership interest	11,513	10,146

Total long-term investments	123,434	170,869

	$361,239	$303,502

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $15,125,000 and $13,625,000 had been contributed as of July 4, 2004 and December 31, 2003, respectively. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

At July 4, 2004, the carrying value of this investment was $11,513,000 compared to an estimated fair value, as determined by the General Partner, of $10,670,000. The unrealized loss of $843,000 was determined to be temporary.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Inventories

Inventories consist of the following (in thousands):

	July 4,	December 31,
	2004	2003
Raw materials	$7,515	$8,948
Work-in-process	4,856	3,514
Finished goods	2,446	3,057

	$14,817	$15,519

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

The following table summarizes the changes during the current year in the inventory-related reserves that were established in the fourth quarter of 2001 (in thousands):

			Statement of
	Balance Sheet		Operations
		Accrued
	Inventories	Expenses	Benefits
Reserve balance at December 31, 2003	$9,383	$1,400

Inventory sold to customers	(383)	—	$383
Inventory sold to brokers	(113)	—	113
Write-off and scrap of inventory	(233)	—	—

Reserve balance at July 4, 2004	$8,654	$1,400

Benefits to cost of product revenue recorded in 2004			$496

A favorable settlement of the remaining purchase commitments may result in a recovery of a portion of the remaining $1,400,000 accrued at July 4, 2004.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Intangible Assets

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
July 4, 2004
Customer contracts and relationships	$7,617	$937	$6,680
Complete technology	5,365	4,557	808
Patents	109	27	82

Non-compete agreements	48	20	28
	$13,139	$5,541	$7,598

December 31, 2003
Customer contracts and relationships	$7,832	$492	$7,340
Complete technology	5,388	4,280	1,108
Patents	113	17	96
Non-compete agreements	50	12	38

	$13,383	$4,801	$8,582

Aggregate amortization expense for the three-month and six-month periods ended July 4, 2004 was $377,000 and $760,000, respectively, and $280,000 and $382,000 for the same periods in 2003.

Estimated amortization expense for the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2004	$1,513
2005	1,206
2006	1,088
2007	1,035
2008	944
Thereafter	2,572

Total	$8,358

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the six-month period ended July 4, 2004 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2003	$4,522	$2,700	$7,222
Purchase price adjustment (Note 11)	(514)	—	(514)
Foreign exchange rate changes	(158)	(88)	(246)

Balance at July 4, 2004	$3,850	$2,612	$6,462

NOTE 6: Warranty Obligations

The Company warrants its hardware products to be free from defects in material and workmanship for periods ranging from six months to two years from the time of sale based upon the product being sold and the terms of the customer’s contract. Estimated warranty obligations are evaluated and recorded at the time of sale based upon historical costs to fulfill warranty obligations. Provisions may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality that would not have been taken into account using historical data become known. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheets.

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2003	$2,119
Provisions for warranties issued during the period	772
Fulfillment of warranty obligations	(744)
Foreign exchange rate changes	(50)

Balance at July 4, 2004	$2,097

NOTE 7: Indemnification Provisions

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

NOTE 7: Indemnification Provisions (continued)

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

NOTE 8: Guarantees

On March 25, 2004, the Company provided standby letters of credit totaling 3,146,280,000 Yen (or approximately $29,057,000 based upon the exchange rate at July 4, 2004) to taxing authorities in Japan. These letters of credit replace the bank guarantees that the Company provided on May 27, 2003, which were scheduled to expire in accordance with their terms, and the investments that collateralize these letters of credit are included in short-term and long-term investments on the Consolidated Balance Sheets. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide bank guarantees or standby letters of credit to collateralize these tax assessments. These letters of credit expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $29,057,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
Net income	$10,878	$3,306	$19,445	$5,099

Basic:
Weighted-average common shares outstanding	44,881	42,749	44,920	42,736

Net income per common share	$0.24	$0.08	$0.43	$0.12

Diluted:
Weighted-average common shares outstanding	44,881	42,749	44,920	42,736
Effect of dilutive stock options	2,360	929	2,397	904

Weighted-average common and common-equivalent shares outstanding	47,241	43,678	47,317	43,640

Net income per common and common-equivalent share	$0.23	$0.08	$0.41	$0.12

Stock options to purchase 736,533 and 728,207 shares of common stock were outstanding during the three-month and six-months periods ended July 4, 2004, respectively, and 4,617,831 and 4,612,832 for the same periods in 2003 but were not included in the calculation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods.

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: Segment Information (continued)

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended July 4, 2004
Product revenue	$41,861	$6,099	$—	$47,960
Service revenue	4,589	1,918	—	6,507
Operating income	15,634	857	(2,152)	14,339
Six Months Ended July 4, 2004
Product revenue	$80,240	$10,280	$—	$90,520
Service revenue	8,481	3,635	—	12,116
Operating income	27,915	950	(4,358)	24,507
Three Months Ended June 29, 2003
Product revenue	$25,624	$5,767	$—	$31,391
Service revenue	3,559	1,672	—	5,231
Operating income	4,709	1,177	(1,475)	4,411
Six Months Ended June 29, 2003
Product revenue	$49,152	$10,487	$—	$59,639
Service revenue	6,660	3,211	—	9,871
Operating income	8,066	1,691	(3,401)	6,356

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

NOTE 11: Acquisitions

Acquisition of Siemens Dematic AG Wafer Identification Business

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. Siemens Dematic is a leading supplier of logistics and factory automation equipment and had been a leading supplier of wafer identification systems to semiconductor manufacturers in Europe. Under the terms of the agreement, the Company acquired the rights to all of Siemens’ patented and unpatented wafer identification technology, as well as substantially all of the assets related to its wafer identification business. This acquisition is intended to enhance the Company’s position as a leading provider of wafer identification systems worldwide. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: Acquisitions (continued)

The original purchase price consisted of 7,000,000 Euros in cash (or approximately $7,630,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,068,000) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. After receipt of the final March 31, 2003 balance sheet and resolution of certain items in dispute, Siemens reimbursed Cognex 796,000 Euros (or $868,000).

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

The purchase price consisted of 3,800,000 Euros in cash (or approximately $4,534,000), including 3,500,000 Euros paid at closing, 100,000 Euros to be paid on December 1, 2004, and 200,000 Euros to be paid on December 1, 2005. There is the potential for an additional cash payment of up to 250,000 Euros in both 2004 and 2005 (or approximately $304,000 in each year) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill.

NOTE 12: Dividends

On April 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend was paid on May 21, 2004 to all stockholders of record at the close of business on May 7, 2004.

NOTE 13: Subsequent Event

On July 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on August 20, 2004 to all stockholders of record at the close of business on August 6, 2004. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; and (14) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Results of Operations

Executive Overview

Cognex Corporation (the Company) designs, develops, manufactures, and markets machine vision systems, or computers that can “see,” which are used to automate a wide range of manufacturing processes where vision is required. The Company’s Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacture of discrete items, while the Company’s Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, education, consulting, and installation services to its customers. The Company has two primary types of customers: original equipment manufacturers (OEMs) and end users. OEM customers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers, primarily companies in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. End-user customers purchase Cognex machine vision systems and install them directly on their production lines to automate the manufacture of a wide range of items in a variety of industries.

Over the past few years, the Company has been successful in diversifying its customer base beyond OEMs serving the semiconductor and electronics industries. These industries are highly cyclical, with periods of investment followed by temporary downturns, which have had a severe effect on demand for capital equipment that incorporates the Company’s products. During the first half of 2004, the Company experienced an increase in demand from capital equipment manufacturers serving the semiconductor and electronics industries, with sales to these customers increasing 104% from the same period in 2003.

While sales to these capital equipment manufacturers contributed most significantly to the Company’s total revenue growth for the first half of 2004, sales to all other customers also increased from the prior year by 20% due to higher demand from end-user customers in a variety of industries, most notably the electronics industry. While the capital spending trends of the Company’s end-user customers have also been negatively impacted by global economic conditions, the industries and applications of these customers are far more diversified than those of its OEM customers.

The Company’s total revenue during the first half of 2004 increased 48% from the prior year. During 2004, the Company continued to keep tight control over expenses and invested only in strategic areas that will help drive revenue growth, such as sales and marketing. The growth in revenue, along with expense control, resulted in the Company reporting an operating profit of 24% of revenue for the first half of 2004 compared to 9% of revenue for the same period in 2003.

Revenue

Revenue for the three-month and six-month periods ended July 4, 2004 totaled $54,467,000 and $102,636,000, respectively, compared to $36,622,000 and $69,510,000 for the same periods in 2003, representing a 49% increase for the three-month period and a 48% increase for the six-month period. The majority of this growth came from sales to capital equipment manufacturers serving the semiconductor or electronics industries. Sales to these customers for the three-month and six-month periods ended July 4, 2004 increased $12,563,000, or 109% and $23,860,000, or 104%, respectively. Sales to all other customers increased $5,282,000, or 21%, for the three-month period and $9,266,000, or 20%, for the six-month period due to higher demand from end-user customers primarily in the electronics industry. Although sales to these other customers grew from the prior year, they decreased as a percentage of total revenue to 56% and 54% for the three-month and six-month periods ended July 4, 2004, respectively, compared to 69% and 67% for the same periods in 2003 due to the significant increase in sales to capital equipment manufacturers. Geographically, revenue increased from the prior year in most of the Company’s worldwide regions, but most significantly in Japan, where many of the Company’s customers who are capital equipment manufacturers are located.

Product revenue for the three-month and six-month periods ended July 4, 2004 totaled $47,960,000 and $90,520,000, respectively, compared to $31,391,000 and $59,639,000 for the same periods in 2003, representing a 53% increase for the three-month period and a 52% increase for the six-month period. The increase in product revenue was primarily due to a higher volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $6,507,000 and $12,116,000 for the three-month and six-month periods ended July 4, 2004, respectively, compared to $5,231,000 and $9,871,000 for the same periods in 2003, representing a 24% increase for the three-month period and a 23% increase for the six-month period. Many of the Company’s products that were sold during 2003 included bundled maintenance and support programs for which a portion of the revenue will be recognized in future quarters over the program period. As a result, service revenue did not increase at the same rate as product revenue, and it decreased as a percentage of total revenue to 12% for the three-month and six-month periods ended July 4, 2004 compared to 14% for the same periods in 2003.

MVSD revenue for the three-month and six-month periods ended July 4, 2004 totaled $46,450,000 and $88,721,000, respectively, compared to $29,183,000 and $55,812,000 for the same periods in 2003, representing a 59% increase for both periods. The increase in MVSD revenue was primarily due to a higher volume of systems sold to customers in the semiconductor and electronics industries. SISD revenue for the three-month and six-month periods ended July 4, 2004 totaled $8,017,000 and $13,915,000, respectively, compared to $7,439,000 and $13,698,000 for the same periods in 2003, representing a 8% increase for the three-month period and a 2% increase for the six-month period. The increase in SISD revenue was due principally to a higher volume of SmartView® system sales. SISD revenue decreased as a percentage of total revenue to 15% and 14% for the three-month and six-month periods ended July 4, 2004, respectively, compared to 20% for the same periods in 2003 due to the significant increase in sales to capital equipment manufacturers at MVSD.

Gross Margin

Gross margin as a percentage of revenue was 71% and 70% for the three-month and six-month periods ended July 4, 2004, respectively, compared to 67% and 66% for the same periods in 2003. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a greater percentage of total revenue from the sale of modular vision systems, which carry higher margins than the sale of services and surface inspection systems.

Product gross margin as a percentage of revenue was 74% for both the three-month and six-month periods ended July 4, 2004 compared to 71% and 70% for the same periods in 2003. The increase in product margin was due primarily to the increased sales volume, as well as the shift in product mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue was 45% and 42% for the three-month and six-month periods ended July 4, 2004, respectively, compared to 43% and 41% for the same periods in 2003. The increase in service margin was due principally to higher maintenance and support revenue that is sold bundled with MVSD products.

MVSD gross margin as a percentage of revenue was 75% and 74% for the three-month and six-month periods ended July 4, 2004, respectively, compared to 71% and 70% for the same periods in 2003. The increase in MVSD margin was primarily due to the higher sales volume of modular vision systems. SISD gross margin as a percentage of revenue was 46% and 47% for the three-month and six-month periods ended July 4, 2004, respectively, compared to 51% and 49% for the same periods in 2003. The decrease in SISD margin was due principally to higher service costs required to grow the worldwide support organization.

Operating Expenses

Research, development, and engineering expenses (R,D&E) for the three-month and six-month periods ended July 4, 2004 were $6,655,000 and $13,553,000, respectively, compared to $6,263,000 and $12,246,000 for the same periods in 2003, representing a 6% increase for the three-month period and a 11% increase for the six-month period. MVSD R,D&E expenses for the three-month and six-month periods ended July 4, 2004 increased 9% and 13%, respectively, from the same periods in 2003. The increase for the three-month period was primarily due to the accrual of anticipated company bonuses for 2004. The increase for the six-month period was principally due to higher personnel-related costs, including the accrual of anticipated company bonuses for 2004 and additional engineering personnel resulting from the acquisition of the machine vision business of Gavitec AG on December 1, 2003. SISD R,D&E expenses for the three-month and six-month periods ended July 4, 2004 decreased 12% and 7%, respectively, from the same periods in 2003 principally due to lower spending on software translation services and other activities related to the SmartView® product line.

Selling, general, and administrative (S,G&A) expenses for the three-month and six-month periods ended July 4, 2004 were $17,568,000 and $33,882,000, respectively, compared to $13,949,000 and $27,193,000 for the same periods in 2003, representing a 26% increase for the three-month period and a 25% increase for the six-month period. MVSD S,G&A expenses for the three-month and six-month periods ended July 4, 2004 increased 25% from the same periods in 2003, while SISD S,G&A expenses increased 18% for the three-month period and 17% for the six-month period. Corporate expenses that are not allocated to a division increased 46% for the three-month period and 28% for the six-month period. The increase in MVSD and SISD expenses was primarily due to higher personnel-related costs, including commissions related to the higher sales volume, additional end-user sales personnel, and the accrual of anticipated company bonuses for 2004, as well as the unfavorable impact of foreign exchange rate changes on the Company’s international operations. The increase in corporate expenses was due principally to the accrual of anticipated company bonuses for 2004.

Foreign Currency Gain (Loss)

During the three-month and six-month periods ended July 4, 2004, the Company recorded foreign currency losses of $50,000 and gains of $575,000, respectively, compared to losses of $1,164,000 and $1,791,000 for the same periods in 2003. These gains and losses primarily arose from the revaluation and settlement of accounts receivable denominated in currencies other than the subsidiary’s functional currency, as well as the revaluation of intercompany balances that were not fully hedged.

Investment and Other Income

Investment and other income for the three-month and six-month periods ended July 4, 2004 totaled $1,031,000 and $2,305,000, respectively, compared to $1,615,000 and $2,909,000 for the same periods in 2003. The decrease in investment and other income was primarily due to lower average interest rates on the Company’s invested balances.

Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended July 4, 2004 was 29% compared to 32% for the same periods in 2003. The decrease in the effective tax rate was due primarily to more of the Company’s profits being earned and taxed in lower tax jurisdictions.

Liquidity and Capital Resources

At July 4, 2004, the Company’s cash, cash equivalent, and investment balances increased $57,737,000 to $361,239,000 from $303,502,000 at December 31, 2003. The Company’s cash requirements during the six-month period ended July 4, 2004 were met with positive cash flow from operations, as well as the proceeds from the issuance of common stock under stock option plans that totaled $40,528,000. Cash requirements consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures during the six-month period ended July 4, 2004 totaled $1,261,000 and consisted principally of expenditures for computer hardware and software.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $14,838,000 had been contributed as of July 4, 2004, including $1,213,000 during the first half of 2004. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for a net purchase price of 6,204,000 Euros in cash (or approximately $6,762,000), with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,068,000) depending upon the achievement of certain performance criteria.

On December 1, 2003, the Company acquired the machine vision business of Gavitec AG for 3,800,000 Euros in cash (or approximately $4,534,000), including 3,500,000 Euros paid at closing, 100,000 Euros to be paid on December 1, 2004, and 200,000 Euros to be paid on December 1, 2005. There is the potential for an additional cash payment of up to 250,000 Euros in both 2004 and 2005 (or approximately $304,000 in each year) depending upon the achievement of certain performance criteria.

On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. During 2002, a total of 1,768,452 shares were repurchased at a cost of $26,425,000. There have been no other shares repurchased under this program. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s common stock and the average return on the Company’s invested balances.

On April 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend, amounting to $2,714,000, was paid on May 21, 2004 to all stockholders of record at the close of business on May 7, 2004. On July 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on August 20, 2004 to all stockholders of record at the close of business on August 6, 2004. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

The Company believes that its existing cash, cash equivalents, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2004, as well as for the next few years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 4, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated below, which are material to the Company.

The bench trial against the Lemelson Partnership began on November 18, 2002 in Las Vegas, Nevada, and ended on January 17, 2003. On January 23, 2004, the U.S. District Court of Nevada issued a court order ruling in favor of Cognex and finding that all of the Lemelson patent claims in suit are unenforcable, invalid, and not infringed by Cognex. On June 23, 2004, the Partnership filed a notice of appeal with respect to this decision with the U.S. Court of Appeals for the Federal Circuit. Cognex cannot predict the outcome of this appeal.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2004, at a Special Meeting of the Stockholders of Cognex Corporation held in lieu of the 2004 Annual Meeting, the Stockholders elected Robert J. Shillman and Anthony Sun to serve as Directors for a term of three years. Patrick Alias, Jerald Fishman, William Krivsky, and Reuben Wasserman continued as Directors after the meeting. The 42,590,442 shares represented at the meeting voted as follows: The election of Robert J. Shillman as Director, 41,391,071 votes for and 1,199,371 withheld; the election of Anthony Sun as Director, 40,279,881 votes for and 2,310,561 withheld.

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

On April 20, 2004, the Company furnished a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ended April 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 6, 2004	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman
President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin
Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)