Form 10-Q
period 2004-10-03
COGNEX CORP
filed 2004-11-08
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 2004 or

☐      Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

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

☒Yes          ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☒Yes          ☐ No
As of October 31, 2004, there were 46,078,605 shares of Common Stock, $.002 par value, of the registrant outstanding.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2004 and September 28, 2003
Consolidated Balance Sheets at October 3, 2004 and December 31, 2003
Consolidated Statement of Stockholders' Equity for the nine-month period ended October 3, 2004
Consolidated Condensed Statements of Cash Flows for the nine-month periods ended October 3, 2004 and September 28, 2003
Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Revenue
Product	$48,319	$33,965	$138,839	$93,604
Service	7,093	4,739	19,209	14,610
	55,412	38,704	158,048	108,214
Cost of revenue
Product	11,106	10,139	34,747	28,004
Service	3,780	3,051	10,833	8,901
	14,886	13,190	45,580	36,905
Gross margin
Product	37,213	23,826	104,092	65,600
Service	3,313	1,688	8,376	5,709
	40,526	25,514	112,468	71,309

Research, development, and engineering expenses	6,552	6,246	20,105	18,492

Selling, general, and administrative expenses	18,099	13,761	51,981	40,954

Operating income	15,875	5,507	40,382	11,863

Foreign currency gain (loss)	(502)	828	73	(963)

Investment and other income	1,043	1,145	3,348	4,054

Income before provision for income taxes	16,416	7,480	43,803	14,954

Income tax provision	4,761	2,342	12,703	4,717

Net income	$11,655	$5,138	$31,100	$10,237

Net income per common and common-equivalent share:
Basic	$0.26	$0.12	$0.69	$0.24
Diluted	$0.25	$0.11	$0.66	$0.23

Weighted-average common and common-equivalent shares outstanding:
Basic	44,928	43,153	45,281	42,947
Diluted	46,415	44,890	47,424	44,120

Cash dividends per common share	$0.08	$0.06	$0.20	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3,	December 31,
	2004	2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$65,105	$76,227
Short-term investments	181,764	56,406
Accounts receivable, less reserves of $2,839 and $2,613 in 2004 and 2003, respectively	37,495	26,697
Inventories	16,715	15,519
Deferred income taxes	7,653	8,223
Prepaid expenses and other current assets	12,509	14,526
Total current assets	321,241	197,598

Long-term investments	135,324	170,869
Property, plant, and equipment, net	23,835	24,980
Deferred income taxes	19,440	19,428
Intangible assets, net	7,341	8,582
Goodwill, net	6,562	7,222
Other assets	3,754	3,854
	$517,497	$432,533
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,906	$5,555
Accrued expenses	45,240	32,098
Customer deposits	2,436	3,932
Deferred revenue	7,453	5,702
Total current liabilities	60,035	47,287

Other liabilities	248	252

Commitments (Notes 3, 7, 8, 9, and 12)

Stockholders’ equity:
Common stock, $.002 par value - Authorized: 140,000 shares, issued: 46,079 and 48,186 shares in 2004 and 2003, respectively	92	96
Additional paid-in capital	188,517	209,679
Treasury stock, at cost, 4,253 shares in 2003	-	(72,445)
Retained earnings	280,754	258,724
Accumulated other comprehensive loss	(12,149)	(11,060)
Total stockholders' equity	457,214	384,994
	$517,497	$432,533

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

							Accumulated Other Comprehensive Loss
			Additional Paid-in Capital						Total Stockholders’ Equity
	Common Stock			Treasury Stock		Retained Earnings		Comprehensive Income
	Shares	Par Value		Shares	Cost

Balance at December 31, 2003	48,186	$96	$209,679	4,253	$(72,445)	$258,724	$(11,060)		$384,994
Issuance of stock under stock option, stock purchase, and other plans	2,156	4	42,794	10	(317)				42,481
Retirement of treasury stock	(4,263)	(8)	(72,754)	(4,263)	72,762				-
Tax benefit from exercise of stock options			8,798						8,798
Comprehensive income:
Net income						31,100		$31,100	31,100
Payment of dividends						(9,070)			(9,070)
Losses on foreign intercompany loans, net of gains on currency swaps, net of tax of $663							(1,129)	(1,129)	(1,129)
Net unrealized loss on available-for-sale investments, net of tax of $468							(797)	(797)	(797)
Foreign currency translation adjustment							837	837	837
Comprehensive income								$30,011
Balance at October 3, 2004 (unaudited)	46,079	$92	$188,517	-	$-	$280,754	$(12,149)		$457,214

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 3,	September 28,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$31,100	$ 10,237
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	7,428	7,530
Tax benefit from exercise of stock options	8,798	3,230
Deferred income tax expense (benefit)	914	(1,749)
Change in current assets and current liabilities	1,965	(64)
Other	(67)	812
Net cash provided by operating activities	50,138	19,996

Cash flows from investing activities:
Purchase of investments	(246,910)	(131,119)
Maturity and sale of investments	153,091	103,395
Purchase of property, plant, and equipment	(2,030)	(1,570)
Cash paid for business acquisitions	-	(7,630)
Net cash used in investing activities	(95,849)	(36,924)
Cash flows from financing activities:
Payment of dividends	(9,070)	(2,607)
Issuance of stock under stock option, stock purchase, and other plans	42,481	17,178
Net cash provided by financing activities	33,411	14,571

Effect of foreign exchange rate changes on cash	1,178	484

Net decrease in cash and cash equivalents	(11,122)	(1,873)
Cash and cash equivalents at beginning of period	76,227	60,864
Cash and cash equivalents at end of period	$65,105	$58,991

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position at October 3, 2004, and the results of its operations for the three-month and nine-month periods ended October 3, 2004 and September 28, 2003, and changes in stockholders' equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Effective July 1, 2004, the Massachusetts Business Corporation Act (the "Act") eliminated the concept of treasury shares.  Under the Act, shares previously classified as treasury shares are to be treated as authorized but unissued shares of common stock.  As a result of this change, the Company reclassified its treasury shares to authorized, but unissued shares of common stock on the Consolidated Balance Sheet.

Stock-Based Compensation Plans

The Company recognizes compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,” had been adopted, are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Net income, as reported	$11,655	$5,138	$31,100	$10,237

Less: Total stock-based compensation costs determined under fair value based method, net of tax	(3,421)	(3,725)	(11,002)	(10,646)

Net income (loss), pro forma	$8,234	$1,413	$20,098	$(409)

Basic net income per share, as reported	$.26	$.12	$.69	$.24
Basic net income (loss) per share, pro forma	$.18	$.03	$.44	$(.01)

Diluted net income per share, as reported	$.25	$.11	$.66	$.23
Diluted net income (loss) per share, pro forma	$.21	$.03	$.49	$(.01)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies (continued)

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Risk-free interest rate	3.4%	2.9%	2.9%	2.0%

Expected life (in years)	3.0	3.2	3.1	2.9

Expected volatility	42%	57%	45%	57%

Expected dividend yield	1.02%	.92%	1.02%	.92%

NOTE 2: New Pronouncements

On October 13, 2004, the Financial Accounting Standards Board concluded that Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 (not SFAS No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

The Company would be required to apply SFAS No. 123R beginning July 1, 2005, and could choose to apply SFAS No. 123 retroactively from January 1, 2005 to June 30, 2005.  The cumulative effect of applying SFAS No. 123, if any, would be measured and recognized upon adoption.  Further, the Company could choose to early adopt the proposed Statement at the beginning of its first quarter in 2005. The Company has not yet determined the impact of this proposed Statement on its Consolidated Financial Statements.

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	October 3, 2004	December 31, 2003

Cash	$65,105	$49,980
Municipal bonds	-	26,247
Total cash and cash equivalents	65,105	76,227

Municipal bonds	181,764	56,406
Total short-term investments	181,764	56,406

Municipal bonds	123,811	156,511
Corporate bonds	-	4,212
Limited partnership interest	11,513	10,146
Total long-term investments	135,324	170,869

	$382,193	$303,502

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Cash, Cash Equivalents, and Investments (continued)

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates.

The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $15,125,000 and $13,625,000 had been contributed as of October 3, 2004 and December 31, 2003, respectively. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

At October 3, 2004, the carrying value of this investment was $11,513,000 compared to an estimated fair value, as determined by the General Partner, of $10,596,000. The unrealized loss of $917,000 was determined to be temporary.

NOTE 4: Inventories

Inventories consist of the following (in thousands):

	October 3,	December 31,
	2004	2003

Raw materials	$8,356	$8,948
Work-in-process	4,954	3,514
Finished goods	3,405	3,057
	$16,715	$15,519

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

The following table summarizes the changes during the current year in the inventory-related reserves that were established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of Operations
	Inventories	Accrued Expenses	Benefits

Reserve balance at December 31, 2003	$9,383	$1,400

Inventory sold to customers	(600)	-	$600
Inventory sold to brokers	(274)	-	274
Write-off and scrap of inventory	(247)	-	-
Reserve balance at October 3, 2004	$8,262	$1,400
Benefits to cost of product revenue recorded in 2004			$874

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Inventories (continued)

A favorable settlement of the remaining purchase commitments may result in a recovery of a portion of the remaining $1,400,000 accrued at October 3, 2004.

NOTE 5: Intangible Assets

Amortized intangible assets consist of the following (in thousands):

October 3, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer contracts and relationships	$7,745	$1,184	$6,561
Complete technology	5,378	4,701	677
Patents	112	34	78
Non-compete agreements	50	25	25
	$13,285	$5,944	$7,341

December 31, 2003

Customer contracts and relationships	$7,832	$492	$7,340
Complete technology	5,388	4,280	1,108
Patents	113	17	96
Non-compete agreements	50	12	38
	$13,383	$4,801	$8,582

Aggregate amortization expense for the three-month and nine-month periods ended October 3, 2004 was $376,000 and $1,136,000, respectively, and $280,000 and $662,000 for the same periods in 2003.

Estimated amortization expense for the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount

2004	$1,532
2005	1,225
2006	1,106
2007	1,053
2008	960
Thereafter	2,601

Total	$8,477

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the nine-month period ended October 3, 2004 are as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2003	$4,522	$2,700	$7,222
Purchase price adjustment (Note 11)	(514)	-	(514)
Foreign exchange rate changes	(110)	(36)	(146)
Balance at October 3, 2004	$3,898	$2,664	$6,562

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

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2003	$2,119
Provisions for warranties issued during the period	1,120
Fulfillment of warranty obligations	(991)
Foreign exchange rate changes	(17)
Balance at October 3, 2004	$2,231

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

NOTE 9:  Guarantees

On March 25, 2004, the Company provided standby letters of credit totaling 3,146,280,000 Yen (or approximately $28,489,000 based upon the exchange rate at October 3, 2004) to taxing authorities in Japan. These letters of credit replace the bank guarantees that the Company provided on May 27, 2003, which were scheduled to expire in accordance with their terms, and the investments that collateralize these letters of credit are included in short-term and long-term investments on the Consolidated Balance Sheets. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. - Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide bank guarantees or standby letters of credit to collateralize these tax assessments. These letters of credit expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $28,489,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Net income	$11,655	$5,138	$31,100	$10,237

Basic:
Weighted-average common shares outstanding	44,928	43,153	45,281	42,947

Net income per common share	$.26	$.12	$.69	$.24

Diluted:
Weighted-average common shares outstanding	44,928	43,153	45,281	42,947
Effect of dilutive stock options	1,487	1,737	2,143	1,173
Weighted-average common and common-equivalent shares outstanding	46,415	44,890	47,424	44,120

Net income per common and common-equivalent share	$.25	$.11	$.66	$.23

Stock options to purchase 2,524,951 and 1,100,184 shares of common stock were outstanding during the three-month and nine-months periods ended October 3, 2004, respectively, and 2,443,727 and 4,042,697 for the same periods in 2003 but were not included in the calculation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods.

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: Segment Information (continued)

The following table summarizes information about the Company’s segments (in thousands):

Three Months Ended October 3, 2004	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$43,511	$4,808	$-	$48,319
Service revenue	5,121	1,972	-	7,093
Operating income	18,009	62	(2,196)	15,875

Nine Months Ended October 3, 2004

Product revenue	$123,751	$15,088	$-	$138,839
Service revenue	13,602	5,607	-	19,209
Operating income	45,924	1,012	(6,554)	40,382

Three Months Ended September 28, 2003

Product revenue	$28,777	$5,188	$-	$33,965
Service revenue	3,100	1,639	-	4,739
Operating income	6,255	613	(1,361)	5,507

Nine Months Ended September 28, 2003

Product revenue	$77,929	$15,675	$-	$93,604
Service revenue	9,760	4,850	-	14,610
Operating income	14,321	2,304	(4,762)	11,863

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

NOTE 12: Acquisitions

Acquisition of Siemens Dematic AG Wafer Identification Business

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG. Siemens Dematic is a leading supplier of logistics and factory automation equipment and had been a leading supplier of wafer identification systems to semiconductor manufacturers in Europe. Under the terms of the agreement, the Company acquired the rights to all of Siemens' patented and unpatented wafer identification technology, as well as substantially all of the assets related to its wafer identification business. This acquisition is intended to enhance the Company’s position as a leading provider of wafer identification systems worldwide. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Acquisitions (continued)

The original purchase price consisted of 7,000,000 Euros in cash (or approximately $7,630,000) paid on March 31, 2003, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,110,000) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill. The March 31, 2003 cash payment of 7,000,000 Euros was based upon an estimated balance sheet for the wafer identification business as of March 31, 2003. After receipt of the final March 31, 2003 balance sheet and resolution of certain items in dispute, Siemens reimbursed Cognex 796,000 Euros (or $868,000).

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

Acquisition of Gavitec AG Machine Vision Business

On December 1, 2003, the Company acquired the machine vision business of Gavitec AG. Gavitec produces machine vision products for direct part mark identification (or Industrial ID), which can read markings on the surfaces of manufactured items to collect data about product components during the manufacturing process and trace the manufacturing history of the components during the product’s lifetime. Under the terms of the agreement, the Company acquired all of the tangible and intangible assets and assumed certain liabilities associated with Gavitec's machine vision business. The results of operations of the acquired business have been included in the Company’s consolidated results of operations since the date of the acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations, and therefore, pro forma results are not presented.

The purchase price consisted of 3,800,000 Euros in cash (or approximately $4,534,000), including 3,500,000 Euros paid at closing, 100,000 Euros to be paid on December 1, 2004, and 200,000 Euros to be paid on December 1, 2005. There was the potential for an additional cash payment of up to 250,000 Euros in the third quarter of 2004 (or approximately $310,000) depending upon the achievement of certain performance criteria. These criteria were not met, and therefore, this contingent payment was not made. There is also the potential for an additional cash payment of up to 250,000 Euros in the first quarter of 2005 (or approximately $310,000) depending upon the achievement of certain performance criteria. The contingent consideration will be recorded as purchase price when paid and will be allocated to goodwill.

NOTE 13: Dividends

On July 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on August 20, 2004 to all stockholders of record at the close of business on August 6, 2004.

NOTE 14: Subsequent Event

On October 28, 2004, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on November 19, 2004 to all stockholders of record at the close of business on November 5, 2004. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; and (14) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I - Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

Over the past few years, the Company has been successful in diversifying its customer base beyond OEMs serving the semiconductor and electronics industries. These industries are highly cyclical, with periods of investment followed by temporary downturns, which have had a severe effect on demand for capital equipment that incorporates the Company’s products. During the nine-month period ended October 3, 2004, the Company experienced an increase in demand from capital equipment manufacturers serving the semiconductor and electronics industries, with sales to these customers increasing 96% from the same period in 2003.

While sales to these capital equipment manufacturers contributed most significantly to the Company’s total revenue growth during the nine-month period ended October 3, 2004, sales to all other customers also increased from the prior year by 20% due to higher demand from end-user customers in a variety of industries. The industries and applications of these customers are far more diversified than those of the Company’s OEM customers.

The Company’s total revenue during the nine-month period ended October 3, 2004 increased 46% from the prior year. During the first nine months of 2004, the Company continued to keep tight control over expenses and invested only in strategic areas that it believes will help drive revenue growth, such as sales and marketing. The growth in revenue, along with expense control, resulted in the Company reporting an operating profit of 26% of revenue for the nine-month period ended October 3, 2004 compared to 11% of revenue for the same period in 2003.

Revenue

Revenue for the three-month and nine-month periods ended October 3, 2004 totaled $55,412,000 and $158,048,000, respectively, compared to $38,704,000 and $108,214,000 for the same periods in 2003, representing a 43% increase for the three-month period and a 46% increase for the nine-month period. The majority of this growth came from sales to capital equipment manufacturers serving the semiconductor or electronics industries. Sales to these customers for the three-month and nine-month periods ended October 3, 2004 increased $11,750,000, or 84%, and $35,610,000, or 96%, respectively. Sales to all other customers increased $4,958,000, or 20%, for the three-month period and $14,224,000, or 20%, for the nine-month period due to higher demand from end-user customers in a variety of industries. Although sales to these other customers grew from the prior year, they decreased as a percentage of total revenue to 53% and 54% for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 64% and 66% for the same periods in 2003 due to the significant increase in sales to capital equipment manufacturers. Geographically, revenue increased from the prior year in most of the Company’s worldwide regions, but most significantly in Japan, where many of the Company’s customers who are capital equipment manufacturers are located.

Product revenue for the three-month and nine-month periods ended October 3, 2004 totaled $48,319,000 and $138,839,000, respectively, compared to $33,965,000 and $93,604,000 for the same periods in 2003, representing a 42% increase for the three-month period and a 48% increase for the nine-month period. The increase in product revenue was primarily due to a higher volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $7,093,000 and $19,209,000 for the three-month and nine-month periods ended October 3, 2004, respectively, compared to $4,739,000 and $14,610,000 for the same periods in 2003, representing a 50% increase for the three-month period and a 31% increase for the nine-month period. The increase in service revenue was due principally to higher revenue generated by maintenance and support programs that are sold bundled with product offerings. Service revenue as a percentage of total revenue remained relatively consistent with the prior year, representing 13% and 12% of total revenue for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 12% and 14% of total revenue for the same periods in 2003.

MVSD revenue for the three-month and nine-month periods ended October 3, 2004 totaled $48,632,000 and $137,353,000, respectively, compared to $31,877,000 and $87,689,000 for the same periods in 2003, representing a 53% increase for the three-month period and a 57% increase for the nine-month period. The increase in MVSD revenue was primarily due to a higher volume of systems sold to customers in the semiconductor and electronics industries. SISD revenue for the three-month and nine-month periods ended October 3, 2004 remained consistent with the prior year, totaling $6,780,000 and $20,695,000, respectively, compared to $6,827,000 and $20,525,000 for the same periods in 2003. SISD revenue decreased as a percentage of total revenue to 12% and 13% for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 18% and 19% for the same periods in 2003 due to the significant increase in sales to capital equipment manufacturers at MVSD.

Gross Margin

Gross margin as a percentage of revenue was 73% and 71% for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 66% for the same periods in 2003. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a greater percentage of total revenue from the sale of modular vision systems, which carry higher margins than the sale of services and surface inspection systems.

Product gross margin as a percentage of revenue was 77% and 75% for the three-month and nine-month periods ended October 3, 2004 compared to 70% for the same periods in 2003. The increase in product margin was due primarily to the increased sales volume, as well as the shift in product mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue was 47% and 44% for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 36% and 39% for the same periods in 2003. The increase in service margin was due principally to higher maintenance and support revenue that is sold bundled with MVSD products, without a corresponding increase in costs.

MVSD gross margin as a percentage of revenue was 77% and 75% for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 71% and 70% for the same periods in 2003. The increase in MVSD margin was primarily due to the higher sales volume of modular vision systems. SISD gross margin as a percentage of revenue was 42% and 45% for the three-month and nine-month periods ended October 3, 2004, respectively, compared to 44% and 48% for the same periods in 2003. The decrease in SISD margin was due principally to higher service costs required to grow the worldwide support organization.

Operating Expenses

Research, development, and engineering expenses (R,D&E) for the three-month and nine-month periods ended October 3, 2004 were $6,552,000 and $20,105,000, respectively, compared to $6,246,000 and $18,492,000 for the same periods in 2003, representing a 5% increase for the three-month period and a 9% increase for the nine-month period. MVSD R,D&E expenses for the three-month and nine-month periods ended October 3, 2004 increased 4% and 10%, respectively, from the same periods in 2003. SISD R,D&E expenses for the three-month period ended October 3, 2004 increased 15% from the same period in 2003 and for the nine-month period ended October 3, 2004 remained consistent with the prior year. The increases in MVSD and SISD expenses were primarily due to the accrual of anticipated company bonuses for 2004.

Selling, general, and administrative (S,G&A) expenses for the three-month and nine-month periods ended October 3, 2004 were $18,099,000 and $51,981,000, respectively, compared to $13,761,000 and $40,954,000 for the same periods in 2003, representing a 32% increase for the three-month period and a 27% increase for the nine-month period. MVSD S,G&A expenses for the three-month and nine-month periods ended October 3, 2004 increased 30% for the three-month period and 27% for the nine-month period, while SISD S,G&A expenses increased 16% for the three-month period and 17% for the nine-month period. Corporate expenses that are not allocated to a division increased 61% for the three-month period and 38% for the nine-month period. The increases in MVSD and SISD expenses were primarily due to higher personnel-related costs, including commissions related to the higher sales volume, the hiring of additional end-user sales personnel, and the accrual of anticipated company bonuses for 2004, as well as investments in marketing activities and the unfavorable impact of foreign exchange rate changes on the Company’s international operations. The increase in corporate expenses was due principally to the accrual of anticipated company bonuses for 2004.

Foreign Currency Gain (Loss)

During the three-month and nine-month periods ended October 3, 2004, the Company recorded foreign currency losses of $502,000 and gains of $73,000, respectively, compared to gains of $828,000 and losses of $963,000 for the same periods in 2003. These gains and losses primarily arose from the revaluation and settlement of accounts receivable denominated in currencies other than the subsidiary’s functional currency, as well as the revaluation of intercompany balances that were not fully hedged.

Investment and Other Income

Investment and other income for the three-month and nine-month periods ended October 3, 2004 totaled $1,043,000 and $3,348,000, respectively, compared to $1,145,000 and $4,054,000 for the same periods in 2003. The decrease in investment and other income was primarily due to lower average interest rates on the Company’s invested balances.

Income Taxes

The Company's effective tax rate for the three-month and nine-month periods ended October 3, 2004 was 29% compared to 31% and 32%, respectively, for the same periods in 2003. The decrease in the effective tax rate was due primarily to more of the Company’s profits being earned and taxed in lower tax jurisdictions.

Liquidity and Capital Resources

At October 3, 2004, the Company’s cash, cash equivalent, and investment balances increased $78,691,000 to $382,193,000 from $303,502,000 at December 31, 2003. The Company's cash requirements during the nine-month period ended October 3, 2004 were met with positive cash flow from operations, as well as the proceeds from the issuance of common stock under stock option and stock purchase plans that totaled $42,481,000. Cash requirements consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures during the nine-month period ended October 3, 2004 totaled $2,030,000 and consisted principally of expenditures for computer hardware and software.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $25,000,000, of which $15,125,000 had been contributed as of October 3, 2004, including $1,500,000 during the nine-month period ended October 3, 2004. The commitment to contribute capital expires on January 1, 2005, and the Company does not have the right to withdraw from the partnership prior to December 31, 2010.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for a net purchase price of 6,204,000 Euros in cash (or approximately $6,762,000), with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,110,000) depending upon the achievement of certain performance criteria.

On December 1, 2003, the Company acquired the machine vision business of Gavitec AG for 3,800,000 Euros in cash (or approximately $4,534,000), including 3,500,000 Euros paid at closing, 100,000 Euros to be paid on December 1, 2004, and 200,000 Euros to be paid on December 1, 2005. There was the potential for an additional cash payment of up to 250,000 Euros in the third quarter of 2004 (or approximately $310,000) depending upon the achievement of certain performance criteria. These criteria were not met, and therefore, this contingent payment was not made. There is also the potential for an additional cash payment of up to 250,000 Euros in the first quarter of 2005 (or approximately $310,000) depending upon the achievement of certain performance criteria.

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

On July 22, 2004, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend, amounting to $3,680,000, was paid on August 20, 2004 to all stockholders of record at the close of business on August 6, 2004. On October 28, 2004, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on November 19, 2004 to all stockholders of record at the close of business on November 5, 2004. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

The Company believes that its existing cash, cash equivalents, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2004, as well as for the next few years.

New Pronouncements

On October 13, 2004, the Financial Accounting Standards Board concluded that Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 (not SFAS No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

The Company would be required to apply SFAS No. 123R beginning July 1, 2005, and could choose to apply SFAS No. 123 retroactively from January 1, 2005 to June 30, 2005.  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  Further, the Company could choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005. The Company has not yet determined the impact of this proposed Statement on its Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings which are material to the Company, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated in Item I of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

In addition, from time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS

10.1 - Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan

10.2 - Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Option Plan

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2004

COGNEX CORPORATION

/s/ Robert J. Shillman
Robert J. Shillman
President, Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)

