Form 10-K
period 2004-12-31
COGNEX CORP
filed 2005-03-11
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

     ☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

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

Yes ☑                                           No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2004: $1,557,248,000

$.002 par value common stock outstanding as of February 27, 2005: 46,269,923 shares

Documents incorporated by reference:

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such Proxy Statement are incorporated by reference in Part III of this report. Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference in Part I and Part II of this report.

COGNEX CORPORATION ANNUAL REPORT ON
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

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

The Company has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Alameda, California. MVSD designs, develops, manufactures, and markets modular vision systems that are used to automate the manufacture of discrete items, such as semiconductor chips, cellular phones, and light bulbs, by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as paper, metals, plastics, and non-wovens, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 86% of total revenue in 2004.

What is Machine Vision?

Since the beginning of the Industrial Revolution, human vision has played an indispensable role in the process of manufacturing products. Human eyes did what no machines could do themselves: locating and positioning work, tracking the flow of parts, and inspecting output for quality and consistency. Today, however, the requirements of many manufacturing processes have surpassed the limits of human eyesight. Manufactured items often are produced too quickly or with tolerances too small to be analyzed by the human eye. In response to manufacturers’ needs, “machine vision” technology emerged, providing manufacturing equipment with the gift of sight. The Company believes that virtually every manufacturer that makes products in an automated process can achieve better quality and manufacturing efficiency by using machine vision.

Machine vision systems combine cameras with intelligent software to collect images and then answer questions about these images, such as:

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

Machine Vision Market

The Company’s customers can be classified into three categories: semiconductor and electronics capital equipment manufacturers, discrete manufacturing customers, and surface inspection customers. Semiconductor and electronics capital equipment manufacturers purchase Cognex modular vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of the Company’s products. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 42% of the Company’s total revenue in 2004.

The discrete manufacturing category includes a wide array of manufacturers who use machine vision for applications in a variety of industries, including the packaging, automotive, consumer electronics, food and beverage, and personal care industries. The majority of these customers are end users who purchase Cognex modular vision systems and install them directly on their production lines. Unlike OEMs and system integrators, these customers typically have limited computer programming or machine vision experience. The Company sells its products to end users through its own direct sales force, as well as through distributors and system integrators. System integrators are companies that create complete automated inspection solutions for end users. For example, they combine lighting, conveyors, robotics, machine vision, and other components to produce custom inspection systems for various applications. Sales to discrete manufacturing customers represented approximately 44% of the Company’s total revenue in 2004.

The last category, surface inspection customers, includes manufacturers of materials processed in a continuous fashion, such as paper and steel. These customers need sophisticated machine vision to detect and classify defects in the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 14% of the Company’s total revenue in 2004.

Business Strategy

The Company’s goal is to expand its position as a leading worldwide supplier of machine vision systems for factory automation by offering a complete family of machine vision products to a broad base of manufacturers. Semiconductor and electronics equipment manufacturers have historically been large consumers of the Company’s products. Over the past few years, however, the Company has diversified its customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. At its peak in 2000, sales to semiconductor and electronics capital equipment manufacturers represented approximately 61% of the Company’s total revenue, compared to approximately 42% in 2004.

The Company believes that long-term, sustained revenue growth will come from a broad base of manufacturers outside of the semiconductor and electronics capital equipment manufacturer sector. Accordingly, the Company has invested in expanding its product offerings to its discrete manufacturing customers, who demand a wide range of easy-to-use products of varying capability and price, and in developing a strong worldwide sales and support infrastructure. The Company intends to continue to defend its strong position in the semiconductor and electronics capital equipment sector, while selectively expanding into new machine vision applications through the internal development of new products, as well as the acquisition of businesses and technologies.

Products

Cognex offers a full range of machine vision systems designed to meet customer needs at virtually any stage of the manufacturing process and virtually any capability/price point.

In-Sight Vision Sensors

The Company believes that it is firmly positioned in the fast-growing market for vision sensors with its In-Sight® product line. Vision sensors are machine vision systems that combine a video camera, software, vision processor, and input/output capability in a low-cost, compact, easy-to-use package. These general-purpose vision sensors are designed to be easily programmed to perform a wide range of vision tasks including part location, identification, measurement, and assembly verification.

In 2004, the Company introduced the In-Sight 5000 series, with increased processing power and a rugged, industrial-grade package that meets high standards for shock, vibration, and dust and wash-down protection.

In-Sight is sold to end users located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries, such as medical devices, automotive parts, disposable consumer goods, and electronic components.

Expert Sensors

Unlike general-purpose vision sensors that can be programmed to solve a wide variety of vision tasks, expert sensors are designed to deliver very simple, low-cost solutions for specific automation problems.

Late in 2004, the Company introduced Checker™ 101, its lowest cost and easiest-to-use vision sensor designed to detect the presence or absence of multiple product features. Performing this common vision task provides manufacturers with a reliable and cost effective way to check 100% of their products during the manufacturing process, instead of relying upon random sampling at the end of the production line. Checker is currently sold primarily in North America to end users in a wide range of general manufacturing industries, although the Company intends to market Checker worldwide. Because of its low price and ease of use, the Company expects to solve many new manufacturing problems with its Checker series of products.

The CPS-1000 is a vision sensor designed for door security; it detects and counts people as they pass through an access-controlled doorway. The CPS-1000 utilizes Cognex’s existing vision software, as well as patented 2D and 3D vision technology that Cognex developed specifically for “people sensing” applications. The CPS-1000 is currently sold to OEM customers located in North America.

ID Products

The Company’s ID products are designed to quickly and reliably read codes (e.g. serial numbers, bar codes, or two-dimensional codes) that have been stamped, scribed, etched, printed, or otherwise formed directly on the surfaces of manufactured goods ranging from pharmaceutical items to aircraft components to semiconductor wafers. Industrial ID, or Direct Part Marking, is an increasingly critical tool to ensure the appropriate manufacturing processes are performed in the correct sequence on the right parts. In addition, it can be used to create a history of the part from the beginning of its life to the end, and for use in supply chain management and repair.

In 2004, the Company introduced the In-Sight 5110 fixed-mount Industrial ID reader and the DataMan™ 6400 and DataMan 6500 hand-held Industrial ID readers. Each model incorporates IDMax™ software, new Data Matrix code-reading software based upon Cognex PatMax® technology. IDMax reads reliably despite degradations to the appearance of the code. In addition, the Company’s In-Sight 1700 series of Wafer ID readers identifies and tracks semiconductor wafers through the manufacturing process.

ID products are sold to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries.

PC-Based Vision Systems

The Company sells a full range of PC-based vision systems that combine the power and flexibility of advanced programming with the simplicity of a graphical programming environment. These products contain the Company’s most extensive library of vision software tools featuring PatMax, high-accuracy pattern location software that can locate objects that vary in size and orientation or whose appearance is degraded, and PatFlex, which enables a vision system to locate an object, feature, or pattern whose perspective has changed or whose surface is curved, warped, wrinkled, or stretched.

MVS-8000 Product Family

The MVS-8000™ family of programmable machine vision systems combines Cognex’s unique algorithms with Intel’s MMX instruction set. The MVS-8100 Series features PCI bus-mastering frame grabbers for high-speed image transfer from the video camera to the host PC for processing and display. The MVS-8200 Series of embedded CPU machine vision systems enables all vision processing to occur on-board, freeing the PC to perform other tasks. The MVS-8500 Series of frame grabbers are designed to support next-generation, high-speed analog cameras that use the latest progressive scan CCD sensor technology.

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

VisionPro Product Family

VisionPro® is an Active X-based vision system that combines Cognex machine vision technology with quick and powerful application development. These PC-based systems offer the flexibility of an advanced programming language with the simplicity of graphical prototyping, speeding time-to-market for OEMs, system integrators, and advanced manufacturing engineers. VisionPro’s powerful software, combined with Cognex MVS-8100 and 8500 Series frame grabbers, provide a complete vision system to solve demanding applications.

The VisionPro product family is sold to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries.

Application Specific PC-based Vision Systems

The Company offers a variety of application-specific systems that combine Cognex PC-based hardware and software to create a solution that is tailored to the particular requirements of certain vision applications. A partial list of application-specific vision systems is as follows:

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

FiberInspect™ is a machine vision system specifically designed to automatically detect and measure scratches, cracks, and spots that form during the fiber end polishing process.

TIS-8000™ Tire Identification System and WIS-8000™ Wheel Identification System are high-performance identification systems for automatically identifying tires and wheels by their unique characteristics. The systems ensure the presence of correct tires or wheels at any point in the manufacturing or assembly process.

Application-specific systems are targeted to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries, depending upon the application.

Digital Cameras for PC-Based Products

The Company designs, develops, manufactures, and markets the CDC Series of digital Complementary Metal-Oxide Semiconductor (CMOS) cameras designed specifically for machine vision applications. CDC cameras are designed for use with the MVS-8100D digital frame grabber. These products, in combination with Cognex’s vision software, provide a complete, tightly-integrated solution to the Company’s PC-based vision customers.

Surface Inspection Systems

The SmartView® surface/web inspection system provides reliable detection, identification, and visualization of defects on products that are manufactured in a continuous process. The SmartView system provides greyscale imaging capability to visualize the defects, as well as a high-quality snapshot of the inspected surface or web. Most advanced open data access capabilities embedded into the SmartView system ensure real-time inspection control and data access between the SmartView system and other business, production, and quality systems in the mill. The SmartView system is a modular and scalable system on a Microsoft Windows-based platform that enables the Company to expand into more complex vision applications in the paper, metals, plastics, and nonwovens industries.

SmartView is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in the paper, metals, plastics, and nonwovens industries. In addition, SmartView is sold to end users located in Europe and Asia in the paper industry through an OEM relationship with Honeywell International, Inc.

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

At December 31, 2004, the Company employed 157 professionals in R, D & E, most of whom are software developers. The Company’s R, D & E expenses totaled $27,063,000, $24,719,000, and $25,630,000, or approximately 14%, 17%, and 23% of revenue, in 2004, 2003, and 2002, respectively.

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

Sales and Service

The Company sells its MVSD and SISD products primarily through a direct sales force in North America, Japan, Europe, and Southeast Asia. In addition, the Company is developing an indirect sales channel of distributors to sell its low-cost vision sensors in the United States. The Company intends to expand this distribution network outside of the United States. At December 31, 2004, the Company’s direct sales force consisted of 202 professionals, including sales and application engineers. The majority of the Company’s sales force holds engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers.

Sales to customers based outside of the United States represented approximately 69% of total revenue in 2004, compared to approximately 66% in 2003 and approximately 60% in 2002. No customer accounted for greater than 10% of revenue in 2004, 2003, or 2002. Although international sales may from time to time be subject to federal technology export regulations, to date the Company has not suffered significant delays or prohibitions in sales to any of its foreign customers. Financial information about segments and geographic areas may be found in the Notes to the Consolidated Financial Statements, appearing on pages 67 and 68 of the Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

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

Intellectual Property

Because the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, trademark, copyright, and trade secret protection to safeguard its competitive position. At December 31, 2004, the Company had obtained 202 patents on various innovations in the field of machine vision technology and had more than 106 patent applications pending. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of the Company. Moreover, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

The Company’s trademark and servicemark portfolio includes various registered marks, including but not limited to, Cognex®, PatMax®, VisionPro®, In-Sight®, DisplayInspect®, and SmartView®, as well as many common-law marks, including but not limited to, CheckerTM and DataManTM. In addition, the Company has sought and obtained a number of trademark registrations outside of the United States. All third-party brand names, servicemarks, and trademarks referenced in this document are the property of their respective owners.

The Company’s software products are protected by various security schemes and are primarily licensed to customers pursuant to a license agreement that restricts the use of the products to the customer’s purposes, as well as imposes strict limitations on the customer’s use of the Company’s trade secret, proprietary, and other confidential business information to which the customer may have access. The Company has made portions of its source code available to certain customers under very limited circumstances and for restricted uses. If the source code is released to a customer, the customer is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance.

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

As a result of continuing assertions against current and potential Cognex customers, the Company decided to initiate action against the Partnership in order to preserve its right to sell machine vision products without the threat of legal action against the Company or its customers. Accordingly, on September 23, 1998, the Company filed a complaint against the Partnership seeking a declaration that Lemelson’s machine vision patents are invalid, unenforceable, and not infringed by either Cognex or by any users of Cognex products.

On January 23, 2004, the U.S. District Court of Nevada issued a court order ruling in favor of Cognex and finding that all of the Lemelson patent claims in suit are unenforcable, invalid, and not infringed by Cognex. On June 23, 2004, the Partnership filed a notice of appeal with respect to this decision with the U.S. Court of Appeals for the Federal Circuit. The matter has been fully briefed to the Court of Appeals which will likely render its decision during 2005. Cognex cannot predict the outcome of this appeal.

Compliance with Environmental Provisions

The Company’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Competition

The Company competes with other vendors of machine vision systems, the internal engineering efforts of the Company’s current or prospective customers, and the manufacturers of image processing systems. Any of these competitors may have greater financial and other resources than the Company. Although the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available. The primary competitive factors affecting the choice of a machine vision system include vendor reputation, product functionality and performance, ease-of-use, price, and post-sales support.

Backlog

At December 31, 2004, the Company’s backlog totaled $29,023,000, compared to $25,930,000 at December 31, 2003. Backlog reflects purchase orders for products scheduled for shipment primarily within three months at MVSD and within six months at SISD. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. The Company’s low-cost vision sensors typically ship within one week of when the order is booked. In addition, delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

At December 31, 2004, the Company employed 662 persons, including 330 in sales, marketing, and service activities; 157 in research, development, and engineering; 61 in manufacturing and quality assurance; and 114 in information technology, finance, and administration. Of the Company’s 662 employees, 242 are based outside of the United States. None of the Company’s employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Risk Factors

Unfavorable changes in economic conditions and capital spending may negatively impact the Company’s operating results.

The Company’s revenue is dependent upon the capital spending trends of manufacturers in a number of industries and regions. These spending levels are, in turn, impacted by global economic conditions. The Company’s operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics industries may adversely affect the Company’s business.

In 2004, approximately 42% of the Company’s revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates the Company’s products. While the Company has been successful in recent years in diversifying its business beyond OEM customers who serve the semiconductor and electronics industries, the Company is still largely dependent upon the capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, the Company’s operating results in the foreseeable future could be significantly and adversely affected by a slowdown in either of these industries.

Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business and operating results.

In 2004, approximately 69% of the Company’s revenue was derived from customers located outside of the United States. The Company anticipates that international sales will continue to account for a significant portion of its revenue. The Company intends to continue to expand its operations outside of the United States and may enter additional international markets, which will require significant management attention and financial resources. The Company’s operations are subject to the risks inherent in international sales, including, but not limited to, various regulatory requirements, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in foreign currency exchange rates may render the Company’s products less competitive relative to local product offerings, or could result in significant foreign currency losses if not properly hedged. The Company is also subject to the political risks inherent in international operations and their impact on the global economy, including economic disruption from acts of war or terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001. Any of these factors could have a material adverse effect on the Company’s operating results.

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

In 2004, the Company’s top five customers accounted for approximately 15% of total revenue. In recent years, the Company’s expansion into the end-user marketplace has reduced its reliance upon the revenue from any one of its larger OEM customers. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of the Company’s larger customers could have a material adverse effect on the Company’s operating results.

The failure of a key supplier to deliver quality product in a timely manner or the Company’s inability to obtain components for its products could adversely affect the Company’s operating results.

A significant portion of the Company’s MVSD inventory is manufactured by a third-party contractor. The Company is dependent upon this contractor to provide quality product and meet delivery schedules. The Company engages in extensive product quality programs and processes, including actively monitoring the performance of its third-party manufacturers, however, these programs and processes may not detect all product quality issues. In addition, a variety of components used in the Company’s products are only available from a single source. The announcement by a single-source supplier of a last-time component buy could result in a significant amount of inventory purchases, that in turn, could lead to an increased risk of inventory obsolescence. An interruption in, termination of, or material change in the purchase terms of any single-source components could have a material adverse effect on the Company’s operating results.

The Company’s business could suffer if it loses the services of, or fails to attract, key personnel.

The Company is highly dependent upon the management and leadership of Robert J. Shillman, Chief Executive Officer and Chairman of the Board of Directors of the Company, as well as other members of the Company’s senior management team, including James Hoffmaster who was promoted to President of Cognex Corporation during 2004 with full responsibility for running the day-to-day operations of the Company. Although the Company has retained many experienced and qualified senior managers, the loss of certain key personnel could have a material adverse effect on the Company. The Company’s continued growth and success also depends upon its ability to attract and retain skilled employees and on the ability of its officers and key employees to effectively manage the growth of the Company through the implementation of appropriate management information systems and internal controls.

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

In recent years, the Company has expanded its presence in the end-user marketplace. The Company’s end-user business typically operates with a relatively short backlog and production plans are based on internal forecasts of customer demand. Due to these factors, the Company has in the past, and may again in the future, fail to accurately forecast demand, in terms of both volume and configuration for either its legacy or next-generation products. This has led to, and may again in the future lead to, an increased risk of inventory obsolescence and resulting charges.

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

Available Information

The Company maintains a website on the World Wide Web at www.cognex.com. The Company makes available, free of charge, on its website in the section captioned “Investors – SEC FiIings” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as its corporate headquarters. In 1997, the Company completed construction of a 50,000 square-foot addition to this building.

In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently largely occupied with tenants who have lease agreements that expire at various dates through 2007. The Company uses a portion of the space for storage.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

The following table sets forth the names, ages, and titles of the Company’s executive officers at December 31, 2004:

Name	Age	Title
Robert J. Shillman	58	Chief Executive Officer and Chairman of the Board of Directors
Patrick Alias	59	Executive Vice President and Director
James Hoffmaster	53	President and Chief Operating Officer
Richard Morin	55	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer

Messrs. Shillman, Alias, and Morin have been employed by the Company in their present or other capacities for no less than the past five years.

Mr. Hoffmaster joined the Company in 2001 as Chief Operating Officer and President, MVSD, and was promoted to President of Cognex Corporation in 2004. Prior to joining the Company, Mr. Hoffmaster was the Chief Executive Officer of Fibersense, a Massachusetts-based company specializing in the application of fiber optic technology to gyroscopes and other sensors. Prior to that, Mr. Hoffmaster served as President of Fisher-Rosemount Systems, a division of Emerson Electric. He holds a Masters of Computer and Information Science degree and a Bachelor of Arts degree in Economics from Cleveland State University.

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Other members of the senior management team include the following individuals:

Name	Age	Title
Eric Ceyrolle	51	President, Cognex International
Markku Jaaskelainen	50	Senior Vice President and General Manager, SISD
Marilyn Matz	51	Senior Vice President, PC Vision
E. John McGarry	48	Senior Vice President, In-Sight
Akira Nakamura	60	President, Cognex K.K.
Kris Nelson	57	Senior Vice President of Sales, North America
William Silver	51	Senior Vice President of R&D and Chief Technology Officer, MVSD
Justin Testa	52	Senior Vice President, ID Products

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

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to this item may be found in the sections captioned “Selected Quarterly Financial Data (Unaudited)” and “Company Information,” appearing on pages 73 through 75 of the Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

Information with respect to this item may be found in the section captioned “Five-Year Summary of Selected Financial Data,” appearing on page 72 of the Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information with respect to this item may be found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing on pages 25 through 41 of the Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item may be found in the section captioned “Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 39 through 41 of the Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item, which includes the consolidated financial statements and notes thereto, reports of independent registered public accounting firms, and supplementary data, may be found on pages 42 through 73 of the Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2003, the Company filed a Current Report, dated June 5, 2003, on Form 8-K regarding the dismissal of PricewaterhouseCoopers LLP and the engagement of Ernst & Young LLP as their principal independent accountants.

There were no disagreements with accountants on accounting or financial disclosure during 2004 or 2003.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To The Board of Directors and Shareholders of Cognex Corporation

We have audited management’s assessment, included in the accompanying Report on Internal Controls over Financial Reporting, that Cognex Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cognex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cognex Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cognex Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cognex Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 4, 2005

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Company required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2005 Annual Meeting of Shareholders to be held on April 21, 2005 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers and Other Members of the Management Team of the Registrant,” appearing in Part I — Item 4A of this Annual Report on Form 10-K.

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

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2005 Annual Meeting of Shareholders to be held on April 21, 2005 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2005 Annual Meeting of Shareholders to be held on April 21, 2005 and is incorporated herein by reference.

The following table provides information as of December 31, 2004 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans, including the 1998 Director Plan, the 1998 Stock Incentive Plan, and the 2001 General Stock Option Plan. The Company also has an Employee Stock Purchase Plan (ESPP).

	Equity Compensation Plan Information
				Number of securities
				remaining available for future
	Number of securities to be			issuance under equity
	issued upon exercise of		Weighted-average exercise	compensation plans
	outstanding options, warrants,		price of outstanding options,	(excluding securities reflected
Plan Category	and rights		warrants, and rights	in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	10,268,978	(1)	$24.86	2,040,288	(2)

Equity compensation plans not approved by shareholders	350,834	(3)	21.20	7,500,000	(4)

	10,619,812		$24.74	9,540,288

(1)	Includes shares issuable upon exercise of outstanding options under the Company’s 1993 Stock Option Plan, 1993 Stock Option Plan for Employee Directors, 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1998 Director Plan, and 1998 Stock Incentive Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes shares remaining available for future issuance under the Company’s 1998 Director Plan and 1998 Stock Incentive Plan. Includes 228,969 shares available for future issuance under the ESPP.

(3)	Includes shares issuable upon the exercise of outstanding options under the Company’s 2001 Interim General Stock Incentive Plan.

(4)	Includes shares remaining available for future issuance under the Company’s 2001 General Stock Option Plan.

The 2001 General Stock Option Plan was adopted by the Board of Directors on December 11, 2001 without shareholder approval. This plan provides for the granting of nonqualified stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under the plan is 7,500,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than fifteen years from the grant date. No stock options have been granted under the 2001 General Stock Option Plan.

The 2001 Interim General Stock Incentive Plan was adopted by the Board of Directors on July 17, 2001 without shareholder approval. This plan provides for the granting of nonqualified stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under the plan is 400,000 shares. All option grants have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than fifteen years from the grant date. All 400,000 stock options have been granted under the 2001 Interim General Stock Incentive Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2005 Annual Meeting of Shareholders to be held on April 21, 2005 and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2005 Annual Meeting of Shareholders to be held on April 21, 2005 and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following consolidated financial statements of Cognex Corporation and the reports of independent public accounting firms relating thereto are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2004, which is attached as Exhibit 13 hereto, and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Reports of Independent Public Accounting Firms

(2)	Financial Statement Schedule

Included at the end of this report are the following:

Report of Independent Registered Public Accounting Firm on the Financial Statement Schedule

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

COGNEX CORPORATION
By:	/s/ Robert J. Shillman

Robert J. Shillman Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Shillman	Chief Executive Officer and	March 11, 2005
Chairman of the Board of Directors
Robert J. Shillman	(principal executive officer)

/s/ Richard Morin	Senior Vice President of Finance, Chief	March 11, 2005
Financial Officer, and Treasurer
Richard Morin	(principal financial and accounting officer)

/s/ Patrick Alias	Executive Vice President and Director	March 11, 2005

Patrick Alias

/s/ Jerald Fishman	Director	March 11, 2005

Jerald Fishman

/s/ William Krivsky	Director	March 11, 2005

William Krivsky

/s/ Anthony Sun	Director	March 11, 2005

Anthony Sun

/s/ Reuben Wasserman	Director	March 11, 2005

Reuben Wasserman

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the consolidated financial statements of Cognex Corporation as of December 31, 2004 and 2003, and for the each of the two years then ended, and have issued our report thereon dated March 4, 2005 (incorporated by reference in this Annual Report (Form 10-K)). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 4, 2005

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cognex Corporation:

Our audit of the consolidated financial statements referred to in our report dated January 24, 2003 appearing in the 2004 Annual Report to Shareholders of Cognex Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002, listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 24, 2003

COGNEX CORPORATION - SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged	Charged									Balance at
	Beginning	to Costs and	to Other									End of
Description	of Period	Expenses	Accounts			Deductions			Other			Period
(Dollars in thousands)
Reserve for Uncollectible Accounts:
2004	$2,613	$150	—			$(167)	(b	)	—			$2,596
2003	2,207	689	—			(283)	(b	)	—			2,613
2002	2,080	340	—			(213)	(b	)	—			2,207
Reserve for Inventory Obsolescence:
2004	$17,408	$375	—			$(2,206)	(c	)	$(805)	(d	)	$14,772
2003	20,478	914	—			(2,694)	(c	)	(1,290)	(d	)	17,408
2002	19,563	1,695	$1,506	(a	)	(496)	(c	)	(1,790)	(d	)	20,478

(a) Settlement of inventory purchase commitments
(b) Specific write-offs
(c) Specific dispositions
(d) Sale of inventory previously reserved

EXHIBIT INDEX

EXHIBIT NUMBER
3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

3B	By-laws of the Company, as amended March 16, 1998 (incorporated by reference to Exhibit 3B of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

4	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])

10A	Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 33-81150])

10B	Cognex Corporation 1993 Stock Option Plan, as amended November 14, 1995 and February 25, 1996 (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-04621])

10C	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])

10D	Amendment to the Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10E of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10E	Amendment to the Cognex Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10F of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10F	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10G	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10H	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10I	Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])

10J	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])

10K	Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-100709])

10L	Transition Loan Agreement between James F. Hoffmaster and Cognex Corporation, dated May 24, 2001 (incorporated by reference to Exhibit 10M of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10M	Termination Agreement between James F. Hoffmaster and Cognex Corporation dated June 4, 2001 (incorporated by reference to Exhibit 10N of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10N	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 [File No. 0-17869])

EXHIBIT NUMBER
10O	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 [File No. 0-17869])

10P	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 *

13	Annual Report to Shareholders for the year ended December 31, 2004 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

14	Code of Business Conduct and Ethics as amended March 12, 2004*

21	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

23.2	Consent of PricewaterhouseCoopers LLP *

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)**

*	Filed herewith

**	Furnished herewith