Form 10-Q
period 2005-04-03
COGNEX CORP
filed 2005-05-06
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2005 or

     ☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes ☑           No ☐

     As of April 29, 2005, there were 46,338,643 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2005	2004
	(unaudited)
Revenue
Product	$37,177	$42,560
Service	6,021	5,609

	43,198	48,169

Cost of revenue
Product	10,357	11,333
Service	3,433	3,456

	13,790	14,789

Gross margin
Product	26,820	31,227
Service	2,588	2,153

	29,408	33,380

Research, development, and engineering expenses	6,315	6,898

Selling, general, and administrative expenses	17,508	16,314

Operating income	5,585	10,168

Foreign currency gain	99	625

Investment and other income	1,470	1,274

Income before provision for income taxes	7,154	12,067

Income tax provision	1,860	3,500

Net income	$5,294	$8,567

Net income per common and common-equivalent share:
Basic	$0.11	$0.19

Diluted	$0.11	$0.18

Weighted-average common and common-equivalent shares outstanding:
Basic	46,235	44,512

Diluted	47,181	46,752

Cash dividends per common share	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$55,062	$54,270
Short-term investments	217,244	180,409
Accounts receivable, less reserves of $2,594 and $2,596 in 2005 and 2004, respectively	29,303	33,816
Inventories, net	17,799	20,091
Deferred income taxes	9,617	9,504
Prepaid expenses and other current assets	11,695	14,871

Total current assets	340,720	312,961

Long-term investments	122,149	156,397
Property, plant, and equipment, net	23,573	23,995
Deferred income taxes	21,074	21,516
Intangible assets, net	6,800	7,506
Goodwill	6,764	7,033
Other assets	3,632	3,900

	$524,712	$533,308

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,855	$5,563
Accrued expenses	44,544	55,779
Customer deposits	3,301	3,445
Deferred revenue	6,585	5,714

Total current liabilities	58,285	70,501

Commitments (Notes 3, 7, 8, and 9)

Shareholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 46,295 and 46,155 shares in 2005 and 2004, respectively	93	92
Additional paid-in capital	195,734	192,860
Retained earnings	285,308	283,712
Accumulated other comprehensive loss	(14,708)	(13,857)

Total shareholders’ equity	466,427	462,807

	$524,712	$533,308

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2004	46,155	$92	$192,860	$283,712	$(13,857)		$462,807
Issuance of stock under stock option, stock purchase, and other plans	140	1	2,541				2,542
Tax benefit from exercise of stock options			333				333
Payment of dividends				(3,698)			(3,698)
Comprehensive income:
Net income				5,294		$5,294	5,294
Losses on long term intercompany loans on currency swaps, net of tax of $295					(503)	(503)	(503)
Net unrealized loss on available-for-sale investments, net of tax of $316					(540)	(540)	(540)
Foreign currency translation adjustment					192	192	192

Comprehensive income						$4,443

Balance at April 3, 2005 (unaudited)	46,295	$93	$195,734	$285,308	$(14,708)		$466,427

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 3,	April 4,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$5,294	$8,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,536	2,566
Tax benefit from exercise of stock options	333	3,949
Deferred income tax expense	522	—
Change in current assets and current liabilities	(1,057)	(821)
Other	191	(561)

Net cash provided by operating activities	7,819	13,700

Cash flows from investing activities:
Purchase of investments	(167,137)	(156,003)
Maturity and sale of investments	162,681	154,029
Purchase of property, plant, and equipment	(767)	(570)

Net cash used in investing activities	(5,223)	(2,544)

Cash flows from financing activities:
Payment of dividends	(3,698)	(2,676)
Issuance of stock under stock option, stock purchase, and other plans	2,542	20,407

Net cash provided by (used in) financing activities	(1,156)	17,731

Effect of foreign exchange rate changes on cash	(648)	868

Net increase in cash and cash equivalents	792	29,755
Cash and cash equivalents at beginning of period	54,270	76,227

Cash and cash equivalents at end of period	$55,062	$105,982

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position at April 3, 2005, and the results of its operations for the three-month periods ended April 3, 2005 and April 4, 2004, and changes in shareholders’ equity and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 3, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

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

	Three Months Ended
	April 3,	April 4,
	2005	2004
Net income, as reported	$5,294	$8,567

Less: Total stock-based compensation costs determined under fair value based method, net of tax	(2,311)	(3,703)

Net income, pro forma	$2,983	$4,864

Basic net income per share, as reported	$0.11	$0.19
Basic net income per share, pro forma	$0.06	$0.11

Diluted net income per share, as reported	$0.11	$0.18
Diluted net income per share, pro forma	$0.06	$0.10	(1)

(1)  Amount was originally reported as $0.11 and has been adjusted to $0.10 due to a refinement in the calculation.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	April 3,	April 4,
	2005	2004
Risk-free interest rate	3.4%	2.8%

Expected life (in years)	2.8	3.2

Expected volatility	35%	45%

Expected annualized dividend yield	1.27%	.69%

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: New Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation cost for all share-based payments to employees (including stock option and employee stock purchase plans) at fair value. SFAS 123R will be effective for public companies no later than the beginning of the first fiscal year after June 15, 2005. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006 using the modified prospective method in which compensation cost is recognized beginning on the effective date.

The Company currently recognizes compensation costs using the intrinsic value based method and, as such, generally recognizes no compensation cost. Accordingly, the adoption of SFAS No. 123R’s fair value based method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 1 to the Company’s consolidated financial statements.

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	April 3,	December 31,
	2005	2004
Cash	$55,062	$54,270

Total cash and cash equivalents	55,062	54,270

Municipal bonds	217,244	180,409

Total short-term investments	217,244	180,409

Municipal bonds	109,312	144,685
Limited partnership interest	12,837	11,712

Total long-term investments	122,149	156,397

	$394,455	$391,076

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., (Venrock) a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. In the original agreement with Venrock, the Company committed to a total investment in the limited partnership of up to $25,000,000 with an expiration date of January 1, 2005. In January 2005, the Company signed an amendment to the original agreement, which reduces its total commitment to $22,500,000 and extends the commitment period through December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010.

At April 3, 2005, the carrying value of this investment was $12,837,000 compared to an estimated fair value, as determined by the General Partner, of $12,244,000. The unrealized loss of $593,000 was determined to be temporary.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Inventories

Inventories consist of the following (in thousands):

	April 3,	December 31,
	2005	2004
Raw materials	$6,329	$6,311
Work-in-process	5,869	6,285
Finished goods	5,601	7,495

	$17,799	$20,091

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

The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of
		Accrued	Operations
	Inventories	Expenses	Benefits
Reserve balance at December 31, 2004	$7,448	$1,400

Benefits to cost of product revenue recorded in the first quarter of 2004			$262

Inventory sold to customers	(118)	—	$118
Inventory sold to brokers	(22)	—	—
Write-off and scrap of inventory	(315)	—	—

Reserve balance at April 3, 2005	$6,993	$1,400

Benefits to cost of product revenue recorded in the first quarter of 2005			$118

A favorable settlement of the remaining purchase commitments may result in a recovery of a portion of the remaining $1,400,000 accrued at April 3, 2005.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Intangible Assets

Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
April 3, 2005	Amount	Amortization	Amount
Customer contracts and relationships	$8,004	$1,701	$6,303
Complete technology	5,405	4,994	411
Patents	116	47	69
Non-compete agreements	51	34	17

	$13,576	$6,776	$6,800

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2004	Amount	Amortization	Amount
Customer contracts and relationships	$8,349	$1,522	$6,827
Complete technology	5,440	4,864	576
Patents	122	42	80
Non-compete agreements	54	31	23

	$13,965	$6,459	$7,506

Aggregate amortization expense for the three-month periods ended April 3, 2005 and April 4, 2004 was $400,000 and $383,000, respectively.

Estimated amortization expense for the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2005	$1,264
2006	1,144
2007	1,089
2008	992
2009	960
Thereafter	1,751

Total	$7,200

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying amount of goodwill during the three-month period ended April 3, 2005 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2004	$4,121	$2,912	$7,033
Foreign exchange rate changes	(127)	(142)	(269)

Balance at April 3, 2005	$3,994	$2,770	$6,764

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

The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2004	$1,758
Provisions for warranties issued during the period	238
Fulfillment of warranty obligations	(205)
Foreign exchange rate changes	(59)

Balance at April 3, 2005	$1,732

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

NOTE 9: Standby Letters of Credit

On March 23, 2005, the Company provided standby letters of credit totaling 3,264,887,000 Yen (or approximately $30,340,000 based upon the exchange rate at April 3, 2005) to taxing authorities in Japan that are collateralized by investments on the Consolidated Balance Sheet. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide collateral for these tax assessments. These letters of credit expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $30,340,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to a recoup the majority of this amount from taxing authorities in the U.S.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: Net Income Per Share

Net income per share is calculated as follows (In thousands, except per share amounts):

	Three Months Ended
	April 3,	April 4,
	2005	2004
	(unaudited)
Net income	$5,294	$8,567

Basic:
Weighted-average common shares outstanding	46,235	44,512

Net income per common share	$0.11	$0.19

Diluted:
Weighted-average common shares outstanding	46,235	44,512
Effect of dilutive stock options	946	2,240

Weighted-average common and common-equivalent shares outstanding	47,181	46,752

Net income per common and common-equivalent share	$0.11	$0.18

Stock options to purchase 4,535,315 and 857,214 shares of common stock were outstanding during the three-month periods ended April 3, 2005 and April 4, 2004, respectively, but were not included in the calculation of diluted net income per common share because the exercise prices of these options were greater than the average market price of the Company’s common stock during those periods.

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

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended April 3, 2005

Product revenue	$32,685	$4,492	—	$37,177
Service revenue	3,644	2,377	—	6,021
Operating income	7,039	534	$(1,988)	5,585

Three Months Ended April 4, 2004

Product revenue	$38,379	$4,181	—	$42,560
Service revenue	3,892	1,717	—	5,609
Operating income	12,281	93	$(2,206)	10,168

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: Segment Information (continued)

Reconciling items consist of unallocated corporate expenses, which primarily include corporate headquarters costs, professional fees, and patent infringement litigation. Asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Asset information is not provided because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.

NOTE 12: Dividends

On January 28, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on February 25, 2005 to all shareholders of record at the close of business on February 11, 2005.

NOTE 13: Subsequent Event

On April 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on May 20, 2005 to all shareholders of record at the close of business on May 6, 2005. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; and (14) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I - Item 1 of the Company’s Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Results of Operations

Revenue

Revenue for the quarter ended April 3, 2005 decreased 10% to $43,198,000 from $48,169,000 for the quarter ended April 4, 2004. Sales to customers who make capital equipment used in the semiconductor and electronics industries decreased $11,118,000, or 49%, from the prior year. Demand from these customers is highly cyclical, with periods of investment followed by temporary downturns. During the first half of 2004, the Company experienced an increase in orders from these capital equipment manufacturers that has since been curtailed. Sales to discrete manufacturing customers and surface inspection customers, however, increased $5,177,000, or 27%, and $970,000, or 16%, respectively, from 2004. As a result of this growth from a variety of industries, as well as the downturn in the semiconductor and electronics capital equipment sector, sales to customers outside of the capital equipment sector represented 57% of total revenue in the first quarter of 2005 compared to 40% in the first quarter of 2004.

Product revenue for the quarter ended April 3, 2005 decreased 13% to $37,177,000 from $42,560,000 for the quarter ended April 4, 2004 due to a lower volume of machine vision systems sold to customers in the semiconductor and electronics industries. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased 7% to $6,021,000 from $5,609,000 due principally to the timing of surface inspection installation services. Service revenue represented 14% of total revenue in the first quarter of 2005 compared to 12% in the first quarter of 2004.

MVSD revenue for the quarter ended April 3, 2005 decreased 14% to $36,329,000 from $42,271,000 for the quarter ended April 4, 2004 due to a lower volume of modular vision systems sold to customers in the semiconductor and electronics industries. SISD revenue increased 16% to $6,869,000 from $5,898,000 due principally to the timing of surface inspection shipments and installations. SISD revenue represented 16% of total revenue in the first quarter of 2005 compared to 12% in the first quarter of 2004.

Gross Margin

Gross margin as a percentage of revenue was 68% for the quarter ended April 3, 2005 compared to 69% for the quarter ended April 4, 2004. The decrease in gross margin was primarily due to the impact of a higher percentage of total revenue from the sale of surface inspection systems and services, which carry lower margins than the sale of modular vision systems.

Product gross margin as a percentage of revenue was 72% for the quarter ended April 3, 2005 compared to 73% for the quarter ended April 4, 2004 primarily due to the shift in product mix to lower margin surface inspection systems. Service gross margin as a percentage of revenue was 43% for the quarter ended April 3, 2005 compared to 38% for the quarter ended April 4, 2004 due principally to the higher revenue from installation services.

MVSD gross margin as a percentage of revenue remained consistent with the prior year at 72%. SISD gross margin as a percentage of revenue was 48% for the quarter ended April 3, 2005 compared to 47% for the quarter ended April 4, 2004 due to the higher service margins.

Operating Expenses

Research, development, and engineering expenses (R,D&E) for the quarter ended April 3, 2005 decreased 8% to $6,315,000 from $6,898,000 for the quarter ended April 4, 2004. MVSD R,D&E expenses decreased $598,000, or 10%, from the prior year primarily due to lower employee-related costs resulting from a realignment of the Company’s engineering resources over the past year, as well as lower company bonus accruals. SISD R,D&E expenses were essentially flat with 2004.

Selling, general, and administrative (S,G&A) expenses for the quarter ended April 3, 2005 increased 7% to $17,508,000 from $16,314,000 for the quarter ended April 4, 2004. MVSD S,G&A expenses increased $1,357,000, or 11%, from the prior year and SISD S,G&A expenses were essentially flat with 2004. Corporate expenses that are not allocated to a division decreased $218,000, or 10%, from the prior year. The increase in MVSD expenses was primarily due to the hiring of additional sales personnel over the past year to help drive revenue growth, as well as the unfavorable impact of foreign exchange rates on the Company’s international operations. A significant amount of the Company’s sales and marketing costs are denominated in currencies other than the U.S. Dollar, such as the Euro Dollar. Although the U.S. Dollar strengthened versus the Euro Dollar during the first quarter of 2005, its relative value was still lower than it was in the first quarter of 2004, resulting in a higher level of expenses when Euro Dollar-based costs were translated into U.S. Dollars. The decrease in corporate expenses was due principally to lower company bonus accruals.

Foreign Currency Gain

The Company recorded foreign currency gains of $99,000 for the quarter ended April 3, 2005 compared to gains of $625,000 for the same period in 2004. The gains in 2004 were primarily due to the revaluation and settlement of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. Dollars and Japanese Yen. During the first quarter of 2004, the U.S. Dollar and Japanese Yen strengthened versus the Euro Dollar, resulting in foreign currency gains on the Irish subsidiary’s books when these receivables were revalued and collected. The gains in 2005 were primarily due to a strengthening U.S. Dollar, as the value of the Japanese Yen remained relatively constant. In addition, the amount of receivables denominated in U.S. Dollars on the Company’s Irish subsidiary’s books was lower in 2005.

Investment and Other Income

Investment and other income increased 15% to $1,470,000 for the quarter ended April 3, 2005 from $1,274,000 for the quarter ended April 4, 2004 due primarily to a higher invested balance.

Income Taxes

The Company’s effective tax rate for the quarter ended April 3, 2005 was 26% compared to 29% for the quarter ended April 4, 2004. The decrease in the effective tax rate was due primarily to more of the Company’s profits being earned and taxed in lower tax jurisdictions.

Liquidity and Capital Resources

At April 3, 2005, the Company’s cash, cash equivalent, and investment balances increased $3,379,000 to $394,455,000 from $391,076,000 at December 31, 2004. The Company’s cash requirements during the quarter ended April 3, 2005 were met with positive cash flow from operations, as well as the proceeds from the issuance of common stock under stock option plans. Cash requirements consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures during the quarter ended April 3, 2005 totaled $767,000 and consisted principally of expenditures for computer hardware.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. In the original agreement with Venrock, the Company committed to a total investment in the limited partnership of up to $25,000,000, with the commitment period expiring on January 1, 2005. In January 2005, the Company signed an amendment to the original agreement, which reduces its commitment to $22,500,000 and extends the commitment period through December 31, 2010. As of April

3, 2005, the Company had contributed $17,000,000 to the partnership, including $1,125,000 during 2005. The remaining commitment of $5,500,000 can be called by Venrock in any period through 2010.

On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000) paid at closing, with the potential for an additional cash payment in 2005 of up to 1,700,000 Euros (or approximately $2,194,000) depending upon the achievement of certain performance criteria.

On December 1, 2003, the Company acquired the machine vision business of Gavitec AG for 3,777,000 Euros in cash (or approximately $4,516,000), including 3,477,000 Euros paid at closing, 100,000 Euros (or approximately $123,000) paid on December 1, 2004, and 200,000 Euros (or approximately $258,000) to be paid on December 1, 2005. There was the potential for two additional cash payments of up to 250,000 Euros (or approximately $323,000) each in the third quarter of 2004 and first quarter of 2005 depending upon the achievement of certain performance criteria. These criteria were not met, and therefore, these contingent payments were not made.

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

On January 8, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend, amounting to $3,698,000, was paid on February 25, 2005 to all shareholders of record at the close of business on February 11, 2005. On April 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on May 20, 2005 to all shareholders of record at the close of business on May 6, 2005. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

The Company believes that its existing cash, cash equivalents, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2005 and the foreseeable future.

New Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation cost for all share-based payments to employees (including stock option and employee stock purchase plans) at fair value. SFAS 123R will be effective for public companies no later than the beginning of the first fiscal year after June 15, 2005. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006 using the modified prospective method in which compensation cost is recognized beginning on the effective date.

The Company currently recognizes compensation costs using the intrinsic value based method and, as such, generally recognizes no compensation cost. Accordingly, the adoption of SFAS No. 123R’s fair value based method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 1 to the Company’s consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the Company’s knowledge, there are no pending legal proceedings, other than as described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which are material to the Company. There have been no material developments in such legal proceedings since December 31, 2004. In addition, from time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any of this litigation.

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

DATE: May 6, 2005		COGNEX CORPORATION

	By:	/s/ Robert J. Shillman

Robert J. Shillman
Chief Executive Officer, and Chairman of the Board of Directors
(duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin

Richard A. Morin
Senior Vice President of Finance, Chief
Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)