Form 10-Q
period 2005-07-03
COGNEX CORP
filed 2005-08-05
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2005 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     As of July 29, 2005, there were 46,996,974 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue
Product	$48,877	$47,960	$86,054	$90,520
Service	5,726	6,507	11,747	12,116

	54,603	54,467	97,801	102,636

Cost of revenue
Product	12,529	12,308	22,886	23,641
Service	3,536	3,597	6,969	7,053

	16,065	15,905	29,855	30,694

Gross margin
Product	36,348	35,652	63,168	66,879
Service	2,190	2,910	4,778	5,063

	38,538	38,562	67,946	71,942

Research, development, and engineering expenses	7,185	6,655	13,500	13,553

Selling, general, and administrative expenses	21,494	17,568	39,002	33,882

Operating income	9,859	14,339	15,444	24,507

Foreign currency gain (loss)	(291)	(50)	(192)	575

Investment and other income	973	1,031	2,443	2,305

Income before provision for income taxes	10,541	15,320	17,695	27,387

Income tax provision	2,741	4,442	4,601	7,942

Net income	$7,800	$10,878	$13,094	$19,445

Net income per common and common-equivalent share:
Basic	$0.17	$0.24	$0.28	$0.43

Diluted	$0.17	$0.23	$0.28	$0.41

Weighted-average common and common-equivalent shares outstanding:
Basic	46,286	44,881	46,290	44,920

Diluted	47,141	47,241	47,269	47,317

Cash dividends per common share	$0.08	$0.06	$0.16	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$64,759	$54,270
Short-term investments	133,677	180,409
Accounts receivable, less reserves of $2,667 and $2,596 in 2005 and 2004, respectively	36,283	33,816
Inventories, net	18,057	20,091
Deferred income taxes	8,552	9,504
Prepaid expenses and other current assets	16,338	14,871

Total current assets	277,666	312,961

Long-term investments	87,054	156,397
Property, plant, and equipment, net	24,216	23,995
Deferred income taxes	4,817	21,516
Intangible assets, net	52,922	7,506
Goodwill	80,704	7,033
Other assets	4,731	3,900

	$532,110	$533,308

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,975	$5,563
Accrued expenses	44,403	55,779
Customer deposits	3,171	3,445
Deferred revenue	6,418	5,714

Total current liabilities	58,967	70,501

Commitments (Notes 3, 7, 8, and 9)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 46,389 and 46,155 shares in 2005 and 2004, respectively	93	92
Additional paid-in capital	197,581	192,860
Retained earnings	289,401	283,712
Accumulated other comprehensive loss	(13,932)	(13,857)

Total shareholders’ equity	473,143	462,807

	$532,110	$533,308

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders73146;
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2004	46,155	$92	$192,860	$283,712	$(13,857)		$462,807
Issuance of stock under stock option, stock purchase, and other plans	234	1	4,218				4,219
Tax benefit from exercise of stock options			503				503
Payment of dividends				(7,405)			(7,405)
Comprehensive income:
Net income				13,094		$13,094	13,094
Losses on long-term intercompany loans net of gains on currency swaps, net of tax of $178					(303)	(303)	(303)
Net unrealized loss on available-for-sale investments, net of tax of $51					(85)	(85)	(85)
Foreign currency translation adjustment					313	313	313

Comprehensive income						$13,019

Balance at July 3, 2005 (unaudited)	46,389	$93	$197,581	$289,401	$(13,932)		$473,143

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 3,	July 4,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$13,094	$19,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	2,236	2,300
Amortization of intangible assets	1,450	760
Amortization of investment discounts and premiums	1,721	1,959
Tax benefit from exercise of stock options	503	8,501
Deferred income tax benefit	353	(929)
Change in current assets and current liabilities	(4,627)	(6,116)
Other	270	(78)

Net cash provided by operating activities	15,000	25,842

Cash flows from investing activities:
Purchase of investments	(321,766)	(167,575)
Maturity and sale of investments	435,984	100,921
Purchase of property, plant, and equipment	(1,814)	(1,261)
Cash paid for business acquisition, net of cash acquired	(111,427)	—

Net cash provided by (used in) investing activities	977	(67,915)

Cash flows from financing activities:
Payment of dividends	(7,405)	(5,390)
Issuance of stock under stock option, stock purchase, and other plans	4,219	40,528

Net cash provided by (used in) financing activities	(3,186)	35,138

Effect of foreign exchange rate changes on cash	(2,302)	1,461

Net increase (decrease) in cash and cash equivalents	10,489	(5,474)
Cash and cash equivalents at beginning of period	54,270	76,227

Cash and cash equivalents at end of period	$64,759	$70,753

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
In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position at July 3, 2005, and the results of its operations for the three-month and six-month periods ended July 3, 2005 and July 4, 2004, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.
Share-Based Compensation Plans
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

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
Net income, as reported	$7,800	$10,878	$13,094	$19,445

Less: Total share-based compensation costs determined under fair value based method, net of tax	(2,368)	(3,890)	(4,678)	(7,591)

Net income, pro forma	$5,432	$6,988	$8,416	$11,854

Basic net income per share, as reported	$0.17	$0.24	$0.28	$0.43

Basic net income per share, pro forma	$0.12	$0.16	$0.18	$0.26

Diluted net income per share, as reported	$0.17	$0.23	$0.28	$0.41

Diluted net income per share, pro forma	$0.12	$0.15 (1)	$0.18	$0.25 (1)

(1)	Amounts were originally reported as $0.16 and $0.28 and have been adjusted to $0.15 and $0.25 for the three-month and six-month periods, respectively, due to a refinement in the calculation.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Summary of Significant Accounting Policies (continued)
For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
Risk-free interest rate	3.6%	3.6%	3.4%	2.8%

Expected life (in years)	2.8	3.0	2.8	3.1

Expected volatility	35%	42%	35%	45%

Expected dividend yield	1.22%	.75%	1.27%	.75%
NOTE 2: New Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation cost for all share-based payments to employees (including stock option and employee stock purchase plans) at fair value. SFAS 123R will be effective for public companies no later than the beginning of the first fiscal year after June 15, 2005. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006 using the modified prospective method in which compensation cost is recognized beginning on the effective date.
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
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 and its adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 treats the deduction as a “special deduction” as described in SFAS No. 109. This special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and the effect of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2: New Pronouncements (continued)
The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations. Whether the Company will ultimately take advantage of this provision depends upon a number of factors, including reviewing future Congressional guidance. Until a decision can be made, the Company will not change its current intention to indefinitely reinvest the accumulated earnings of its foreign subsidiaries.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	July 3,	December 31,
	2005	2004
Cash	$64,759	$54,270

Total cash and cash equivalents	64,759	54,270

Municipal bonds	133,677	180,409

Total short-term investments	133,677	180,409

Municipal bonds	75,395	144,685
Limited partnership interest	11,659	11,712

Total long-term investments	87,054	156,397

	$285,490	$391,076

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
At July 3, 2005, the carrying value of this investment was $11,659,000 compared to an estimated fair value, as determined by the General Partner, of $11,459,000. The unrealized loss of $200,000 was determined to be temporary.
NOTE 4: Inventories
Inventories consist of the following (in thousands):

	July 3,	December 31,
	2005	2004
Raw materials	$7,317	$6,311
Work-in-process	4,879	7,349
Finished goods	5,861	7,495

	$18,057	$20,091

In the fourth quarter of 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statements of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: Inventories (continued)
semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. A total of $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheet at December 31, 2001. The remaining $3,800,000 of the charge represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued Expenses” on the Consolidated Balance Sheet at December 31, 2001.
The following table summarizes the changes during the current year in the inventory-related reserves that were established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of
			Operations
		Accrued
	Inventories	Expenses	Benefits
Reserve balance at December 31, 2004	$7,448	$1,400

Benefits to cost of product revenue recorded in 2004			$496

Inventory sold to customers	(287)	—	$287
Inventory sold to brokers	(90)	—	—
Write-off and scrap of inventory	(317)	—	—

Reserve balance at July 3, 2005	$6,754	$1,400

Benefits to cost of product revenue recorded in 2005			$287

A favorable settlement of the remaining purchase commitments may result in a recovery of a portion of the remaining $1,400,000 accrued at July 3, 2005.
NOTE 5: Intangible Assets
Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
July 3, 2005	Amount	Amortization	Amount
Distribution networks	$38,060	$548	$37,512
Customer contracts and relationships	12,244	1,889	10,355
Completed technologies	9,033	5,113	3,920
Other	1,265	130	1,135

	$60,602	$7,680	$52,922

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: Intangible Assets (continued)

December 31, 2004
Customer contracts and relationships	$8,349	$1,522	$6,827
Completed technologies	5,440	4,864	576
Other	176	73	103

	$13,965	$6,459	$7,506

Aggregate amortization expense for the three-month and six-month periods ended July 3, 2004 was $1,050,000 and $1,450,000, respectively, and $377,000 and $760,000 for the same periods in 2004.
Estimated amortization expense for the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2005	4,237
2006	5,643
2007	5,592
2008	5,502
2009	5,287
Thereafter	28,111

Total	$54,372

NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying amount of goodwill during the six-month period ended July 3, 2005 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2004	$4,121	$2,912	$7,033
Business acquisition (Note 12)	74,331	—	74,331
Foreign exchange rate changes.	(313)	(347)	(660)

Balance at July 3, 2005	$78,139	$2,565	$80,704

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: Warranty Obligations (continued)
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2004	$1,758
Provisions for warranties issued during the period	305
Warranty obligations assumed in business acquistion (Note 12)	200
Fulfillment of warranty obligations	(508)
Foreign exchange rate changes	(144)

Balance at July 3, 2005	$1,611

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
NOTE 9: Standby Letters of Credit and Income Taxes
On March 23, 2005, the Company provided standby letters of credit totaling 3,264,887,000 Yen (or approximately $29,211,000 based upon the exchange rate at July 3, 2005) to taxing authorities in Japan that are collateralized by investments on the Consolidated Balance Sheet. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Standby Letters of Credit and Income Taxes (continued)
and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide collateral for these tax assessments. These letters of credit expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $29,211,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S.
NOTE 10: Net Income Per Share
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
Net income	$7,800	$10,878	$13,094	$19,445

Basic:
Weighted-average common shares outstanding	46,286	44,881	46,290	44,920

Net income per common share	$0.17	$0.24	$0.28	$0.43

Diluted:
Weighted-average common shares outstanding	46,286	44,881	46,290	44,920
Effect of dilutive stock options	855	2,360	979	2,397

Weighted-average common and common-equivalent shares outstanding	47,141	47,241	47,269	47,317

Net income per common and common-equivalent share	$0.17	$0.23	$0.28	$0.41

Stock options to purchase 4,481,684 and 4,404,117 shares of common stock were outstanding during the three-month and six-month periods ended July 3, 2005, respectively, and 736,533 and 728,207 for the same periods in 2004 but were not included in the calculation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: Segment Information (continued)
The Company evaluates segment performance based upon income or loss from operations, excluding unusual items.
The following table summarizes information about the Company’s segments (in thousands):

Three Months Ended			Reconciling
July 3, 2005	MVSD	SISD	Items	Consolidated
Product revenue	$41,908	$6,969	$—	$48,877
Service revenue	3,386	2,340	—	5,726
Operating income	10,402	1,579	(2,122)	9,859

Six Months Ended July 3, 2005

Product revenue	$74,593	$11,461	$—	$86,054
Service revenue	7,030	4,717	—	11,747
Operating income	17,441	2,113	(4,110)	15,444

Three Months Ended			Reconciling
July 4, 2004	MVSD	SISD	Items	Consolidated
Product revenue	$41,861	$6,099	$—	$47,960
Service revenue	4,589	1,918	—	6,507
Operating income	15,634	857	(2,152)	14,339

Six Months Ended July 4, 2004

Product revenue	$80,240	$10,280	$—	$90,520
Service revenue	8,481	3,635	—	12,116
Operating income	27,915	950	(4,358)	24,507
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
NOTE 12: Acquisition of DVT Corporation
On May 9, 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors, for approximately $111,607,000, net of $4,702,000 cash acquired. The purchase price consisted of $110,346,000 in cash paid at closing (net of acquired cash) and $1,261,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, DVT Corporation’s results of operations have been included in the Company’s consolidated results of operations since the date of acquisition.
In recent years, the Company has expanded its product line by adding low-cost and easy-to-use vision products, such as its In-Sight and Checker products. However, reaching the many prospects for these products in factories around the world requires a large third-party distribution channel to supplement the Company’s own direct end-user sales force. During 2004, the Company started to build a third-party distribution channel and prior to this acquisition had signed over 40 distributors, primarily in

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: Acquisition of DVT Corporation (continued)
North America. With the acquisition of DVT Corporation, the Company immediately gains a worldwide network of more than 150 additional distributors, all fully trained in selling and supporting machine vision products. The Company plans to sell its low-cost, easy-to-use vision products, including the acquired DVT’s vision sensors, through these distribution networks.
The $111,607,000 purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows: $7,532,000 to tangible net assets, $38,060,000 to distribution networks to be amortized over a weighted-average period of 11.6 years, $4,740,000 to customer relationships to be amortized over twelve years, $3,680,000 to completed technologies to be amortized over six years, $1,110,000 to trade names, trademarks, and non-competition agreement to be amortized over four years, $17,846,000 to deferred tax liability, and the remainder of $74,331,000 to goodwill, which is assigned to the MVSD segment. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The Company obtained third-party valuations of the acquired intangible assets. The allocation of the purchase price is subject to future refinement.
The following summarized, pro forma results of operations assume the acquisition took place at the beginning of the respective periods (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4 ,
	2005	2004	2005	2004
Revenue	$57,451	$61,199	$108,357	$116,015
Net income	7,317	12,658	10,400	18,532
Net income per diluted share	0.16	0.22	0.27	0.39
NOTE 13: Dividends
On April 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on May 20, 2005 to all shareholders of record at the close of business on May 6, 2005.
NOTE 14: Subsequent Event
On July 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on August 19, 2005 to all shareholders of record at the close of business on August 5, 2005. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; (14) the challenges in integrating acquired businesses; and (15) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1 of the Company’s Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex Corporation (the “Company”) designs, develops, manufactures, and markets machine vision systems, or computers that can “see,” which are used to automate a wide range of manufacturing processes where vision is required. The Company’s Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacture of discrete items, while the Company’s Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.
In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, education, consulting, and installation services to its customers. The Company’s customers can be classified into three categories: semiconductor and electronics capital equipment manufacturers, discrete manufacturing customers in the factory automation area, and surface inspection customers. Semiconductor and electronics capital equipment manufacturers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of the Company’s products. The discrete manufacturers in the factory automation area include a wide array of manufacturers who use machine vision for applications in a variety of industries, including the packaging, automotive, consumer electronics, food and beverage, and personal care industries. The majority of these customers are end users who purchase Cognex machine vision systems and install them directly on their production lines. The last category, surface inspection customers, includes manufacturers of materials processed in a continuous fashion, such as paper and steel.

Over the past few years, the Company has been successful in diversifying its customer base beyond semiconductor and electronics capital equipment manufacturers. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. During the first half of 2004, the Company experienced an increase in orders from these customers that has since been curtailed, resulting in a 48% decrease in sales to this sector for the first half of 2005 as compared to the prior year. Sales to discrete manufacturers in the factory automation area and surface inspection customers increased in the first half of 2005 from the prior year by 40% and 16%, respectively, which nearly offset the impact of the downturn in the semiconductor and electronics capital equipment sector. The acquisition of DVT Corporation on May 9, 2005 represented $5,461,000 of the $16,168,000 increase in factory automation sales year over year.
During the first half of 2005, the Company continued to focus its spending in strategic areas that help drive revenue growth in the factory automation area. On May 9, 2005, the Company acquired DVT Corporation. This acquisition provides the Company with a worldwide network of distributors to sell its expanding line of low-cost, easy-to-use vision products to the factory automation market. As a result of the slight decline in revenue, as well as the investment in sales and marketing activities in the factory automation area, the Company reported net income as a percentage of revenue of 13% in the first half of 2005, compared to 19% in the prior year.
Results of Operations
Revenue
Revenue for the three-month and six-month periods ended July 3, 2005 totaled $54,603,000 and $97,801,000, respectively, compared to $54,467,000 and $102,636,000 for the same periods in 2004. Revenue remained essentially flat for the three-month period and decreased 5% for the six-month period. Although sales to customers who make capital equipment for the semiconductor and electronics industries declined by 49% and 48% for the three-month and six-month periods ended July 3, 2005, respectively, this decrease was offset by increased sales to discrete manufacturers in the factory automation area (including $5,461,000 of revenue from acquired DVT products) and higher sales to surface inspection customers. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. During the first half of 2004, the Company experienced an increase in orders from these customers that has since been curtailed. However, sales to discrete manufacturers in the factory automation area and surface inspection customers for the three-month and six-month periods ended July 3, 2005 increased 42% and 34%, respectively. As a result, revenue from these customers outside of the capital equipment sector represented 77% and 74% of total revenue for the three-month and six-month periods ended July 3, 2005, respectively, compared to 54% and 53% for the same periods in 2004.
Product revenue for the three-month and six-month periods ended July 3, 2005 totaled $48,877,000 and $86,054,000, respectively, compared to $47,960,000 and $90,520,000 for the same periods in 2004, representing a 2% increase for the three-month period and a 5% decrease for the six-month period. The small change in product revenue for both the three-month and six-month periods is due to a lower volume of machine vision systems sold to customers who make capital equipment for the semiconductor and electronics industries, offset by an increase in those products sold to discrete manufacturers in the factory automation area and surface inspection customers. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $5,726,000 and $11,747,000 for the three-month and six-month periods ended July 3, 2005, respectively, compared to $6,507,000 and $12,116,000 for the same periods in 2004, representing a 12% decrease for the three-month period and a 3% decrease for the six-month period. The decrease in service revenue was due principally to lower maintenance and support revenue that is sold bundled with MVSD products. Service revenue represented 10% and 12% of total revenue for the three-month and six-month periods ended July 3, 2005, respectively, compared to 12% for both periods in 2004.
MVSD revenue for the three-month and six-month periods ended July 3, 2005 totaled $45,294,000 and $81,623,000, respectively, compared to $46,450,000 and $88,721,000 for the same periods in 2004, representing a 2% decrease for the three-month period and an 8% decrease for the six-month period. The decrease in MVSD revenue was due to the lower volume of systems sold to customers who make capital equipment for the semiconductor and electronics industries, partially offset by the increase in sales to discrete manufacturers in the factory automation area, including $5,461,000 of revenue from acquired DVT products. SISD revenue for the three-month and six-month periods ended July 3, 2005 totaled $9,309,000 and $16,178,000, respectively, compared to $8,017,000 and $13,915,000 for the same periods in 2004, representing a 16% increase for both periods. The increase in SISD revenue was due principally to a higher volume of SmartView® system deliveries and installations. SISD revenue increased as a percentage of total revenue to 17% for both the three-month and six-month periods ended July 3, 2005, respectively, compared to 15% and 14% for the same periods in 2004.
Gross Margin
Gross margin as a percentage of revenue was 71% and 69% for the three-month and six-month periods ended July 3, 2005, respectively, compared to 71% and 70% for the same periods in 2004. The consistency in the gross margin percentage was primarily due to revenue remaining relatively flat.
Product gross margin as a percentage of revenue remained essentially flat at 74% and 73% for the three-month and six-month periods ended July 3, 2005, respectively, compared to 74% for both periods in 2004. Service gross margin as a percentage of revenue was 38% and 41% for the three-month and six-month periods ended July 3, 2005, respectively, compared to 45% and 42% for the same periods in 2004. The decrease in service margin was due principally to lower maintenance and support revenue that is sold bundled with MVSD products.
MVSD gross margin as a percentage of revenue remained constant at 75% and 74% for the three-month and six-month periods ended July 3, 2005 and July 4, 2004. SISD gross margin as a percentage of revenue was 49% for both the three-month and six-month periods ended July 3, 2005 compared to 46% and 47%, respectively, for the same periods in 2004. The increase in SISD margin was due principally to the higher sales volume.
Operating Expenses
Research, development, and engineering expenses (R,D&E) for the three-month and six-month periods ended July 3, 2005 were $7,185,000 and $13,500,000, respectively, compared to $6,655,000 and $13,553,000 for the same periods in 2004, representing an 8% increase for the three-month period and essentially no change for the six-month period. MVSD R,D&E expenses increased 8% for the three-month period, due to additional engineering personnel resulting from the acquisition of DVT Corporation on May 9, 2005, and were essentially flat for the six-month period. SISD R,D&E expenses increased 11% for the three-month period and 7% for the six-month period mainly due to additional engineering personnel to support the growing business.
Selling, general, and administrative (S,G&A) expenses for the three-month and six-month periods ended July 3, 2005 were $21,494,000 and $39,002,000, respectively, compared to $17,568,000 and $33,882,000 for the same periods in 2004, representing a 22% increase for the three-month period and a 15% increase for the six-month period. MVSD S,G&A expenses for the three-month and six-month periods ended July 3, 2005 increased 30% and 21%, respectively, from the same periods in 2004, while SISD S,G&A expenses increased 2% for both the three-month and six-month periods. Corporate expenses that are not allocated to a division were essentially flat for the three-month period and decreased 6% for the six-month period. The increase in MVSD expenses was primarily due to the hiring of additional sales personnel intended to grow the Company’s base of discrete manufacturing customers in the factory automation area, as well as costs from the DVT acquisition including new employees, marketing costs, and the amortization of acquired intangible assets. The increase in SISD expenses was due to higher commissions related to the higher sales volume. The decrease in corporate expenses for the six-month period was due to lower company bonus accruals.
Foreign Currency Gain (Loss)
During the three-month and six-month periods ended July 3, 2005, the Company recorded foreign currency losses of $291,000 and $192,000, respectively, compared to a loss of $50,000 and a gain of $575,000 for the same periods in 2004. The gain in 2004 was primarily due to the revaluation and settlement of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. Dollars and Japanese Yen. During the first half of 2004, the U.S. Dollar and Japanese Yen strengthened versus the Euro Dollar, resulting in foreign currency gains on the Irish subsidiary’s books when these receivables were revalued and collected. Although the Company experienced similar gains in 2005, they were offset by losses on the revaluation and settlement of intercompany balances.

Investment and Other Income
Investment and other income for the three-month and six-month periods ended July 3, 2005 totaled $973,000 and $2,443,000, respectively, compared to $1,031,000 and $2,305,000 for the same periods in 2004, representing a 6% decrease in the three-month period and a 6% increase in the six-month period. During the second quarter of 2005, the Company made cash payments totaling $111,427,000 related to the acquisition of DVT Corporation. These funds were obtained primarily through the sale of investments, resulting in a lower average investment balance in 2005 and losses recorded on these sales.
Income Taxes
The Company’s effective tax rate for the three-month and six-month periods ended July 3, 2005 was 26% compared to 29% for the same periods in 2004. The decrease in the effective tax rate was due primarily to more of the Company’s profits being earned and taxed in lower tax jurisdictions.
Liquidity and Capital Resources
At July 3, 2005, the Company’s cash, cash equivalent, and investment balances decreased $105,586,000 to $285,490,000 from $391,076,000 at December 31, 2004 due to $111,427,000 of cash payments related to the acquisition of DVT Corporation during the second quarter of 2005. The Company’s cash requirements during the six-month period ended July 3, 2005 were met with the Company’s existing cash, cash equivalent, and investment balances, as well as positive cash flow from operations and proceeds from the issuance of common stock under stock option plans. Cash requirements consisted of operating activities, capital expenditures, the payment of dividends, and the purchase of DVT Corporation. Capital expenditures during the six-month period ended July 3, 2005 totaled $1,814,000 and consisted principally of expenditures for computer hardware.
On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. In the original agreement with Venrock, the Company committed to a total investment in the limited partnership of up to $25,000,000, with the commitment period expiring on January 1, 2005. In January 2005, the Company signed an amendment to the original agreement, which reduces its commitment to $22,500,000 and extends the commitment period through December 31, 2010. As of July 3, 2005, the Company had contributed $17,000,000 to the partnership, which includes $1,125,000 during 2005. The remaining commitment of $5,500,000 can be called by Venrock in any period through 2010.
On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000) paid at closing, with the potential for an additional cash payment in the fourth quarter of 2005 of up to 1,700,000 Euros (or approximately $2,032,000) depending upon the achievement of certain performance criteria.
On December 1, 2003, the Company acquired the machine vision business of Gavitec AG for 3,777,000 Euros in cash (or approximately $4,516,000), including 3,477,000 Euros paid at closing, 100,000 Euros (or approximately $123,000) paid on December 1, 2004, and 200,000 Euros (or approximately $239,000) to be paid on December 1, 2005. There was the potential for two additional cash payments of up to 250,000 Euros (or approximately $323,000) each in the third quarter of 2004 and first quarter of 2005 depending upon the achievement of certain performance criteria. These criteria were not met, and therefore, these contingent payments were not made.
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

On April 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend, amounting to $3,707,000, was paid on May 20, 2005 to all shareholders of record at the close of business on May 6, 2005. On July 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on August 19, 2005 to all shareholders of record at the close of business on August 5, 2005. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.
The Company believes that its existing cash, cash equivalents, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2005 and the foreseeable future.
New Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation cost for all share-based payments to employees (including stock option and employee stock purchase plans) at fair value. SFAS 123R will be effective for public companies no later than the beginning of the first fiscal year after June 15, 2005. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006 using the modified prospective method in which compensation cost is recognized beginning on the effective date.
The Company currently recognizes compensation costs using the intrinsic value based method and, as such, generally recognizes no compensation cost. Accordingly, the adoption of SFAS No. 123R’s fair value based method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 1 to the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 and its adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 treats the deduction as a “special deduction” as described in SFAS No. 109. This special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and the effect of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return.
The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations. Whether the Company will ultimately take advantage of this provision depends upon a number of factors, including reviewing future Congressional guidance. Until a decision can be made, the Company will not change its current intention to indefinitely reinvest the accumulated earnings of its foreign subsidiaries.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2004.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 21, 2005, at a Special Meeting of the Stockholders of Cognex Corporation held in lieu of the 2005 Annual Meeting, the Stockholders elected Robert J. Shillman and Jerald Fishman to serve as Directors for a term of three years. Patrick Alias, Anthony Sun, William Krivsky, and Reuben Wasserman continued as Directors after the meeting. The 46,279,609 shares represented at the meeting voted as follows: The election of Robert J. Shillman as Director, 33,281,335 votes for and 10,723,258 withheld; the election of Jerald Fishman as Director, 42,377,084 votes for and 1,627,509 withheld.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)	Exhibits
2.1 – Agreement and Plan of Merger, dated May 9, 2005, by and among Cognex Corporation, Tango Acquisition Corp. and DVT Corporation (incorporated by reference to Exhibit 2.1 of Cognex’s Current Report on Form 8-K filed on May 11, 2005 [File No. 0-17869])
10.1 – Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])
10.2 – First amendment to Cognex Corporation 2000 Employee Stock Purchase Plan*
31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2005	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman Chairman of the Board of Directors and Chief Executive Officer
(duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin
Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)