Form 10-Q
period 2005-10-02
COGNEX CORP
filed 2005-11-02
CIK 851205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2005 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☑                      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     As of October 28, 2005, there were 47,298,147 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue
Product	$52,634	$48,319	$138,688	$138,839
Service	5,622	7,093	17,369	19,209

	58,256	55,412	156,057	158,048

Cost of revenue
Product	11,890	11,106	34,776	34,747
Service	3,865	3,780	10,834	10,833

	15,755	14,886	45,610	45,580

Gross margin
Product	40,744	37,213	103,912	104,092
Service	1,757	3,313	6,535	8,376

	42,501	40,526	110,447	112,468

Research, development, and engineering expenses	7,224	6,552	20,724	20,105

Selling, general, and administrative expenses	21,351	18,099	60,353	51,981

Operating income	13,926	15,875	29,370	40,382

Foreign currency gain (loss)	(410)	(502)	(602)	73

Investment and other income	1,156	1,043	3,599	3,348

Income before provision for income taxes	14,672	16,416	32,367	43,803

Income tax provision	3,814	4,761	8,415	12,703

Net income	$10,858	$11,655	$23,952	$31,100

Net income per common and common-equivalent share:
Basic	$0.23	$0.26	$0.51	$0.69

Diluted	$0.22	$0.25	$0.50	$0.66

Weighted-average common and common-equivalent shares outstanding:
Basic	46,931	44,928	46,536	45,281

Diluted	48,469	46,415	47,703	47,424

Cash dividends per common share	$0.08	$0.08	$0.24	$0.20

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$92,025	$54,270
Short-term investments	140,959	180,409
Accounts receivable, less reserves of $2,681 and $2,596 in 2005 and 2004, respectively	38,063	33,816
Inventories, net	18,579	20,091
Deferred income taxes	8,150	9,504
Prepaid expenses and other current assets	15,627	14,871

Total current assets	313,403	312,961

Long-term investments	79,732	156,397
Property, plant, and equipment, net	24,100	23,995
Deferred income taxes	6,000	21,516
Intangible assets, net	51,537	7,506
Goodwill	80,733	7,033
Other assets	4,676	3,900

	$560,181	$533,308

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,629	$5,563
Accrued expenses	46,109	55,779
Customer deposits	2,784	3,445
Deferred revenue	5,612	5,714

Total current liabilities	59,134	70,501

Commitments (Notes 3, 7, 8, and 9)

Shareholders’ equity:
Common stock, $.002 par value —
Authorized: 140,000 shares, issued: 47,274 and 46,155 shares in 2005 and 2004, respectively	94	92
Additional paid-in capital	218,342	192,860
Retained earnings	296,491	283,712
Accumulated other comprehensive loss	(13,880)	(13,857)

Total shareholders’ equity	501,047	462,807

	$560,181	$533,308

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2004	46,155	$92	$192,860	$283,712	$(13,857)		$462,807
Issuance of stock under stock option, stock purchase, and other plans	1,119	2	21,246				21,248
Tax benefit from exercise of stock options			4,236				4,236
Payment of dividends				(11,173)			(11,173)
Comprehensive income:
Net income				23,952		$23,952	23,952
Losses on long-term intercompany loans net of gains on currency swaps, net of tax of $118					(203)	(203)	(203)
Net unrealized loss on available-for-sale investments, net of tax of $35					(58)	(58)	(58)
Foreign currency translation adjustment					238	238	238

Comprehensive income						$23,929

Balance at October 2, 2005 (unaudited)	47,274	$94	$218,342	$296,491	$(13,880)		$501,047

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 2,	October 3,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$23,952	$31,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	3,546	3,397
Amortization of intangible assets	2,868	1,136
Amortization of investment discounts and premiums	2,325	2,895
Tax benefit from exercise of stock options	4,236	8,798
Deferred income tax expense (benefit)	(469)	914
Change in current assets and current liabilities	(6,099)	1,965
Other	309	(67)

Net cash provided by operating activities	30,668	50,138

Cash flows from investing activities:
Purchase of investments	(618,271)	(439,870)
Maturity and sale of investments	731,967	346,051
Purchase of property, plant, and equipment	(2,909)	(2,030)
Cash paid for business acquisitions	(111,591)	—

Net cash used in investing activities	(804)	(95,849)

Cash flows from financing activities:

Issuance of stock under stock option, stock purchase, and other plans	21,248	42,481
Payment of dividends	(11,173)	(9,070)

Net cash provided by financing activities	10,075	33,411

Effect of foreign exchange rate changes on cash	(2,184)	1,178

Net increase (decrease) in cash and cash equivalents	37,755	(11,122)
Cash and cash equivalents at beginning of period	54,270	76,227

Cash and cash equivalents at end of period	$92,025	$65,105

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
In the opinion of the management of Cognex Corporation, the accompanying condensed consolidated unaudited financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position at October 2, 2005, and the results of its operations for the three-month and nine-month periods ended October 2, 2005 and October 3, 2004, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.
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

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004		2005	2004
Net income, as reported	$10,858	$11,655		$23,952	$31,100

Less: Total share-based compensation costs determined under fair value based method, net of tax	(2,360)	(3,421)		(7,040)	(11,002)

Net income, pro forma	$8,498	$8,234		$16,912	$20,098

Basic net income per share, as reported	$0.23	$0.26		$0.51	$0.69

Basic net income per share, pro forma	$0.18	$0.18		$0.36	$0.44

Diluted net income per share, as reported	$0.22	$0.25		$0.50	$0.66
Diluted net income per share, pro forma	$0.18	$0.18	(1)	$0.35	$0.42	(1)

(1)	Amounts were originally reported as $0.21 and $0.49 and have been adjusted to $0.18 and $0.42 for the three-month and nine-month periods, respectively, due to a refinement in the calculation.

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1: Summary of Significant Accounting Policies (continued)
For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.4%	3.4%	2.9%

Expected life (in years)	2.9	3.0	2.8	3.1

Expected volatility	35%	42%	35%	45%

Expected dividend yield	1.08%	1.02%	1.27%	1.02%
NOTE 2: New Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation cost for all share-based payments to employees (including stock option and employee stock purchase plans) at fair value. SFAS No. 123R will be effective for public companies no later than the beginning of the first fiscal year after June 15, 2005. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006 using the modified prospective method in which compensation cost is recognized beginning on the effective date.
The Company currently recognizes compensation costs using the intrinsic value based method and, as such, generally recognizes no compensation cost. Accordingly, the adoption of SFAS No. 123R’s fair value based method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS No. 123R will depend upon levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 1 to the Company’s consolidated financial statements.
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
In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production.

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2: New Pronouncements (continued)
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
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	October 2,	December 31,
	2005	2004
Cash	$92,025	$54,270

Total cash and cash equivalents	92,025	54,270

Municipal bonds	$140,959	$180,409

Total short-term investments	140,959	180,409

Municipal bonds	$68,157	$144,685
Limited partnership interest	11,575	11,712

Total long-term investments	79,732	156,397

	$312,716	$391,076

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
At October 2, 2005, the carrying value of this investment was $11,575,000 compared to an estimated fair value, as determined by the General Partner, of $12,835,000.
NOTE 4: Inventories
Inventories consist of the following (in thousands):

	October 2,	December 31,
	2005	2004
Raw materials	$8,668	$6,311
Work-in-process	3,744	6,285
Finished goods	6,167	7,495

	$18,579	$20,091

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4: Inventories (continued)
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
The following table summarizes the changes during the current year in the inventory-related reserves that were established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of Operations
		Accrued
	Inventories	Expenses	Benefits
Reserve balance at December 31, 2004	$7,448	$1,400

Benefits to cost of product revenue recorded in 2004			$874

Inventory sold to customers	(472)	—	472
Inventory sold to brokers	(125)	—	—
Write-off and scrap of inventory	(508)	—	—

Reserve balance at October 2, 2005	$6,343	$1,400

Benefits to cost of product revenue recorded in 2005			$472

A favorable settlement of the remaining purchase commitments may result in a recovery of a portion of the remaining $1,400,000 accrued at October 2, 2005.
NOTE 5: Intangible Assets
Amortized intangible assets consist of the following (in thousands):
October 2, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Distribution networks	$38,060	$1,369	$36,691
Customer contracts and relationships	12,281	2,223	10,058
Completed technologies	9,037	5,305	3,732
Other	1,266	210	1,056

	$60,644	$9,107	$51,537

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5: Intangible Assets (continued)
December 31, 2004

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer contracts and relationships	$8,349	$1,522	$6,827
Completed technologies	5,440	4,864	576
Other	176	73	103

	$13,965	$6,459	$7,506

Aggregate amortization expense for the three-month and nine-month periods ended October 2, 2005 was $1,418,000 and $2,868,000, respectively, and $376,000 and $1,136,000 for the same periods in 2004.
Estimated amortization expense for the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2005	$4,243
2006	5,648
2007	5,597
2008	5,506
2009	5,291
Thereafter	28,120

$54,405

NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying amount of goodwill during the nine-month period ended October 2, 2005 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2004	$4,121	$2,912	$7,033
Business acquisition (Note 12)	74,331	—	74,331
Foreign exchange rate changes	(299)	(332)	(631)

Balance at October 2, 2005	$78,153	$2,580	$80,733

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7: Warranty Obligations (continued)
     The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2004	$1,758
Provisions for warranties issued during the period	598
Warranty obligations assumed in business acquisition (Note 12)	200
Fulfillment of warranty obligations	(814)
Foreign exchange rate changes	(140)

Balance at October 2, 2005	$1,602

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
NOTE 9: Standby Letters of Credit and Income Taxes
On March 23, 2005, the Company provided standby letters of credit totaling 3,264,887,000 Yen (or approximately $28,760,000 based upon the exchange rate at October 2, 2005) to taxing authorities in Japan that are collateralized by investments on the Consolidated Balance Sheet. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9: Standby Letters of Credit and Income Taxes (continued)
Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide collateral for these tax assessments. These letters of credit expire in approximately one year. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $28,760,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S. The Company has not provided any additional accrual or reserve related to this matter.
NOTE 10: Net Income Per Share
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net income	$10,858	$11,655	$23,952	$31,100

Basic:
Weighted-average common shares outstanding	46,931	44,928	46,536	45,281

Net income per common share	$0.23	$0.26	$0.51	$0.69

Diluted:
Weighted-average common shares outstanding	46,931	44,928	46,536	45,281
Effect of dilutive stock options	1,538	1,487	1,167	2,143

Weighted-average common and common-equivalent shares outstanding	48,469	46,415	47,703	47,424

Net income per common and common-equivalent share	$0.22	$0.25	$0.50	$0.66

Stock options to purchase 1,586,491 and 4,151,139 shares of common stock were outstanding during the three-month and nine-months periods ended October 2, 2005, respectively, and 2,524,951 and 1,100,184 for the same periods in 2004 but were not included in the calculation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11: Segment Information (continued)
     The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended October 2, 2005

Product revenue	$45,770	$6,864	$—	$52,634
Service revenue	3,033	2,589	—	5,622
Operating income	14,124	1,902	(2,100)	13,926

Nine Months Ended October 2, 2005

Product revenue	$120,363	$18,325	$—	$138,688
Service revenue	10,063	7,306	—	17,369
Operating income	31,565	4,015	(6,210)	29,370

Three Months Ended October 3, 2004

Product revenue	$43,511	$4,808	$—	$48,319
Service revenue	5,121	1,972	—	7,093
Operating income	18,009	62	(2,196)	15,875

Nine Months Ended October 3, 2004

Product revenue	$123,751	$15,088	$—	$138,839
Service revenue	13,602	5,607	—	19,209
Operating income	45,924	1,012	(6,554)	40,382
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
In recent years, the Company has expanded its product line by adding low-cost and easy-to-use vision products, such as its In-Sight and Checker products. However, reaching the many prospects for these products in factories around the world requires a large third-party distribution channel to supplement the Company’s own direct end-user sales force. During 2004, the Company started to build a third-party distribution channel and prior to this acquisition had signed over 40 distributors, primarily in North America. With the acquisition of DVT Corporation, the Company immediately gains a worldwide network of more than 150 additional distributors, all fully trained in selling and supporting machine vision products. The

COGNEX CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12: Acquisition of DVT Corporation (continued)
Company plans to sell its low-cost, easy-to-use vision products, including the acquired DVT’s vision sensors, through these distribution networks.
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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Revenue	$58,256	$62,942	$166,613	$178,957
Net income	$10,858	$11,314	$23,516	$29,845
Net income per diluted share	$0.22	$0.24	$0.49	$0.63
NOTE 13: Dividends
On July 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on August 19, 2005 to all shareholders of record at the close of business on August 5, 2005.
NOTE 14: Subsequent Event
On October 28, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on November 25, 2005 to all shareholders of record at the close of business on November 11, 2005. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; (14) the inability to achieve expected results from acquisitions; and (15) the challenges in integrating acquired businesses. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Over the past few years, the Company has been successful in diversifying its customer base beyond semiconductor and electronics capital equipment manufacturers. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. During the first half of 2004, the Company experienced an increase in orders from these customers that has since been curtailed. Although demand from capital equipment manufacturers has increased sequentially in each quarter of 2005, it is still well below the level experienced in the first half of 2004, resulting in a 45% decrease in sales to this sector for the nine-month period ended October 2, 2005 as compared to the prior year. Sales to discrete manufacturers in the factory automation area and surface inspection customers increased in the nine-month period ended October 2, 2005 from the prior year by 43% and 24%, respectively, which nearly offset the impact of the downturn in the semiconductor and electronics capital equipment sector.
During the nine-month period ended October 2, 2005, the Company continued to focus its spending in strategic areas that help drive revenue growth in the factory automation area. On May 9, 2005, the Company acquired DVT Corporation. This acquisition provides the Company with a worldwide network of distributors to sell its expanding line of low-cost, easy-to-use vision products to the factory automation market.
As a result of the slight decline in revenue, as well as the investment in sales and marketing activities in the factory automation area, the Company reported net income as a percentage of revenue of 15% in the nine-month period ended October 2, 2005, compared to 20% in the prior year.

Results of Operations
Revenue
Revenue for the three-month and nine-month periods ended October 2, 2005 totaled $58,256,000 and $156,057,000, respectively, compared to $55,412,000 and $158,048,000 for the same periods in 2004, representing a 5% increase for the three-month period and a 1% decrease for the nine-month period. Although sales to customers who make capital equipment for the semiconductor and electronics industries declined by 40% and 45% for the three-month and nine-month periods ended October 2, 2005, respectively, this decrease was offset by increased sales to discrete manufacturers in the factory automation area (including $7,545,000 and $13,006,000, respectively, of revenue from acquired DVT products) and higher sales to surface inspection customers. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. During the first half of 2004, the Company experienced an increase in orders from these customers that has since been curtailed. However, sales to discrete manufacturers in the factory automation area and surface inspection customers for the three-month and nine-month periods ended October 2, 2005 increased 47% and 39%, respectively. As a result, revenue from these customers outside of the capital equipment sector represented 73% and 74% of total revenue for the three-month and nine-month periods ended October 2, 2005, respectively, compared to 52% for each of the same periods in 2004.
Product revenue for the three-month and nine-month periods ended October 2, 2005 totaled $52,634,000 and $138,688,000, respectively, compared to $48,319,000 and $138,839,000 for the same periods in 2004, representing a 9% increase for the three-month period and remaining essentially flat for the nine-month period. The increase in product revenue for the three-month period was primarily due to a higher volume of machine vision systems sold to discrete manufacturers in the factory automation area, as well as a higher volume of sales to surface inspection customers. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $5,622,000 and $17,369,000 for the three-month and nine-month periods ended October 2, 2005, respectively, compared to $7,093,000 and $19,209,000 for the same periods in 2004, representing a 21% decrease for the three-month period and a 10% decrease for the nine-month period. The decrease in service revenue was due principally to lower maintenance and support revenue that is sold bundled with MVSD products, as well as lower revenue from consulting services. Service revenue represented 10% and 11% of total revenue for the three-month and nine-month periods ended October 2, 2005, respectively, compared to 13% and 12% of total revenue for the same periods in 2004.
MVSD revenue for the three-month and nine-month periods ended October 2, 2005 totaled $48,803,000 and $130,426,000, respectively, compared to $48,632,000 and $137,353,000 for the same periods in 2004, remaining essentially flat for the three-month period and decreasing 5% for the nine-month period. MVSD revenue was relatively flat in both periods, as the lower volume of systems sold to customers who make capital equipment for the semiconductor and electronics industries was offset by an increase in sales to discrete manufacturers in the factory automation area. SISD revenue for the three-month and nine-month periods ended October 2, 2005 totaled $9,453,000 and $25,631,000, respectively, compared to $6,780,000 and $20,695,000 for the same periods in 2004. The increase in SISD revenue was due principally to a higher volume of SmartView® system deliveries and installations. SISD revenue increased as a percentage of total revenue to 16% for both the three-month and nine-month periods ended October 2, 2005, respectively, compared to 12% and 13% for the same periods in 2004.
Gross Margin
Gross margin as a percentage of revenue remained consistent at 73% and 71% for the three-month and nine-month periods ended October 2, 2005, respectively, compared to the same periods in 2004. The consistency of the gross margin percentage was primarily due to revenue remaining relatively flat.
Product gross margin as a percentage of revenue remained consistent at 77% and 75% for the three-month and nine-month periods ended October 2, 2005, respectively, compared to the same periods in 2004. Service gross margin as a percentage of revenue was 31% and 38% for the three-month and nine-month periods ended October 2, 2005, respectively, compared to 47% and 44% for the same periods in 2004. The decrease in service margin was due principally to lower maintenance and support revenue that is sold bundled with MVSD products.

MVSD gross margin as a percentage of revenue was 78% and 75% for the three-month and nine-month periods ended October 2, 2005, respectively, compared to 77% and 75% for the same periods in 2004. SISD gross margin as a percentage of revenue was 49% for both the three-month and nine-month periods ended October 2, 2005, respectively, compared to 42% and 45% for the same periods in 2004. The increase in SISD margin was due principally to the higher sales volume of SmartView® systems.
Operating Expenses
Research, development, and engineering expenses (R,D&E) for the three-month and nine-month periods ended October 2, 2005 were $7,224,000 and $20,724,000, respectively, compared to $6,552,000 and $20,105,000 for the same periods in 2004, representing a 10% increase for the three-month period and an 3% increase for the nine-month period. MVSD R,D&E expenses for the three-month and nine-month periods ended October 2, 2005 increased 11% and 3%, respectively, from the same periods in 2004 primarily due to additional engineering personnel resulting from the acquisition of DVT Corporation on May 9, 2005. SISD R,D&E expenses for the three-month and nine-month periods ended October 2, 2005 remained relatively flat compared to the same periods in 2004.
Selling, general, and administrative (S,G&A) expenses for the three-month and nine-month periods ended October 2, 2005 were $21,351,000 and $60,353,000, respectively, compared to $18,099,000 and $51,981,000 for the same periods in 2004, representing an 18% increase for the three-month period and a 16% increase for the nine-month period. MVSD S,G&A expenses for the three-month and nine-month periods ended October 2, 2005 increased 25% and 22%, respectively, while SISD S,G&A expenses were essentially flat for both periods. The increase in MVSD expenses was primarily due to investments in sales and marketing activities intended to grow the Company’s base of discrete manufacturing customers in the factory automation area, partially offset by lower company bonus accruals. The acquisition of DVT Corporation on May 9, 2005 resulted in incremental sales and marketing expenses and the amortization of acquired intangible assets. Corporate expenses that are not allocated to a division decreased 4% for the three-month period and 5% for the nine-month period due principally to lower company bonus accruals.
Foreign Currency Gain (Loss)
During the three-month and nine-month periods ended October 2, 2005, the Company recorded foreign currency losses of $410,000 and $602,000, respectively, compared to losses of $502,000 and gains of $73,000 for the same periods in 2004. The Company recognizes foreign currency gains and losses on the revaluation and settlement of accounts receivable and payable balances that are reported in one currency and collected or paid in another.
Investment and Other Income
Investment and other income for the three-month and nine-month periods ended October 2, 2005 totaled $1,156,000 and $3,599,000, respectively, compared to $1,043,000 and $3,348,000 for the same periods in 2004, representing an 11% increase in the three-month period and a 7% increase in the nine-month period. The increase in investment and other income was due to higher yields on the Company’s invested balances.
Income Taxes
The Company’s effective tax rate for the three-month and nine-month periods ended October 2, 2005 was 26% compared to 29% for the same periods in 2004. The decrease in the effective tax rate was due primarily to more of the Company’s profits being earned and taxed in lower tax jurisdictions.
Liquidity and Capital Resources
At October 2, 2005, the Company’s cash, cash equivalent, and investment balances decreased $78,360,000 to $312,716,000 from $391,076,000 at December 31, 2004 due to $111,591,000 of cash payments to acquire DVT Corporation and $11,173,000 of dividend payments, partially offset by positive cash flows from operations and proceeds from the issuance of common stock under the Company’s stock option plans. The Company’s cash requirements during the nine-month period ended October 2, 2005 were met with the Company’s existing cash, cash equivalent, and investment balances, as well as positive cash flow from operations and proceeds from the issuance of common stock under the Company’s stock option plans. Cash requirements consisted of operating activities, capital expenditures, the payment of dividends, and the purchase of DVT Corporation. Capital expenditures during the nine-month period ended October 2, 2005 totaled $2,909,000 and consisted principally of expenditures for computer hardware.
On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. In the original agreement with Venrock, the Company committed to a total investment in the limited partnership of up to $25,000,000, with the commitment period expiring on January 1, 2005. In January 2005, the Company signed an amendment to the original agreement, which reduces its commitment to $22,500,000 and extends the commitment period through December 31, 2010. As of October 2, 2005, the Company had contributed $17,450,000 to the partnership, which includes $1,575,000 during 2005. The remaining commitment of $5,050,000 can be called by Venrock in any period through 2010.
On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000) paid at closing, with the potential for an additional cash payment in the fourth quarter of 2005 of up to 1,700,000 Euros (or approximately $2,044,000) depending upon the achievement of certain performance criteria.
On December 1, 2003, the Company acquired the machine vision business of Gavitec AG for 3,777,000 Euros in cash (or approximately $4,516,000), including 3,477,000 Euros paid at closing, 100,000 Euros (or approximately $123,000) paid on December 1, 2004, and 200,000 Euros (or approximately $240,000) to be paid on December 1, 2005. There was the potential for two additional cash payments of up to 250,000 Euros (or approximately $323,000) each in the third quarter of 2004 and first quarter of 2005 depending upon the achievement of certain performance criteria. These criteria were not met, and therefore, these contingent payments were not made.
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
On July 21, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend, amounting to $3,768,000, was paid on August 19, 2005 to all shareholders of record at the close of business on August 5, 2005. On October 28, 2005, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on November 25, 2005 to all shareholders of record at the close of business on November 11, 2005. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. The Board of Directors may modify the Company’s dividend policy from time to time.
The Company believes that its existing cash, cash equivalents, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2005 and the foreseeable future.
New Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation cost for all share-based payments to employees (including stock option and employee stock purchase plans) at fair value. SFAS No. 123R will be effective for public companies no later than the beginning of the first fiscal year after June 15, 2005. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006 using the modified prospective method in which compensation cost is recognized beginning on the effective date.

The Company currently recognizes compensation costs using the intrinsic value based method and, as such, generally recognizes no compensation cost. Accordingly, the adoption of SFAS No. 123R’s fair value based method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS No. 123R will depend upon levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 1 to the Company’s consolidated financial statements.
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
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As described in the section captioned “Intellectual Property,” appearing in Item I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, numerous users of the Company’s products have received notice of patent infringement from the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the “Partnership”) alleging that their use of the Company’s products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. The Company does not believe its products infringe any valid and enforceable claims of the Partnership’s patents.
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
On January 23, 2004, the U.S. District Court of Nevada issued a court order ruling in favor of Cognex and finding that all of the Lemelson patent claims in suit are unenforceable, invalid, and not infringed by Cognex. The Partnership filed a notice of appeal with respect to this decision with the U.S. Court of Appeals for the Federal Circuit. A sub-panel of three of the judges of the Court of Appeals rendered its decision in favor of Cognex on September 9, 2005. On September 23, 2005, Lemelson filed a petition for a rehearing by the entire bench of the U.S. Court of Appeals. On October 12, 2005, the Company filed its response objecting to Lemelson’s request for rehearing. The Company is awaiting the decision of the Court as to whether or not it will rehear the case.
In addition, from time to time, the Company may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. There can be no assurance as to the outcome of any litigation to which the Company is a party.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 2, 2005	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman
Chairman of the Board of Directors and Chief Executive Officer
(duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin
Senior Vice President of Finance and Administration, Chief
Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)