Form 10-K
period 2005-12-31
COGNEX CORP
filed 2006-03-01
CIK 851205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-17869
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Vision Drive
Natick, Massachusetts 01760-2059
(508) 650-3000

(Address, including zip code, and telephone number,
including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.002 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑            No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐            No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “acclerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 3, 2005: $1,106,581,000
$.002 par value common stock outstanding as of February 26, 2006: 46,806,184 shares
Documents incorporated by reference:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such Proxy Statement are incorporated by reference in Part III of this report. Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference in Part I and Part II of this report.

COGNEX CORPORATION ANNUAL REPORT ON
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. The Company’s future results may differ materially from current results and from those projected in the forward-looking statements as a result of known and unknown risks and uncertainties. Readers should pay particular attention to considerations described in the section captioned “Risk Factors,” appearing in Part IA — Item I of this Annual Report on Form 10-K.
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
The Company has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Alameda, California. MVSD designs, develops, manufactures, and markets modular vision systems that are used to automate the manufacture of discrete items, such as semiconductor chips, cellular phones, and light bulbs, by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as paper, metals, plastics, and non-wovens, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 84% of total revenue in 2005.
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
Machine Vision Market
Cognex serves a wide array of markets around the world that use the Company’s products to replace human vision in a variety of industrial applications. While machine vision systems were first widely embraced by manufacturers of electronic components who needed this technology to produce computer chips with decreasing geometries, advances in technology and easy-to-use interfaces have made machine vision available to a broader range of users. Today, the Company’s products are at work solving vision applications in many industries, including semiconductors, electronics, automotive, food and beverage, healthcare, pharmaceuticals, and high-speed inspection of materials, such as paper and metals.
The Company’s customers can be classified into three markets: semiconductor and electronics capital equipment, discrete factory automation, and surface inspection. Semiconductor and electronics capital equipment manufacturers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of the Company’s products. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 27% of the Company’s total revenue in 2005.
Discrete manufacturers in the factory automation area include a wide array of manufacturers who use machine vision for applications in a variety of industries, including the automotive, consumer electronics, food and beverage, healthcare, pharmaceutical, and aerospace industries. The majority of these customers are end users who purchase Cognex machine vision systems and install them directly on their production lines. These customers, who typically have limited computer programming or machine vision experience, purchase Cognex products from the Company’s direct sales force, from a distributor, or from a system integrator or machine builder that is experienced in machine vision technology. System integrators are hired by end users to help them develop a vision application for their production line, whereas machine builders are hired by end users to build a complete, custom machine that incorporates machine vision. Sales to discrete factory automation customers represented approximately 57% of the Company’s total revenue in 2005.
The last category, surface inspection customers, includes manufacturers of materials processed in a continuous fashion, such as paper, metals, plastics, and nonwovens. These customers need sophisticated machine vision to detect and classify defects in the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 16% of the Company’s total revenue in 2005.
Business Strategy
The Company’s goal is to expand its position as a leading worldwide supplier of machine vision systems for factory automation by offering a complete family of machine vision products to a broad base of manufacturers. Semiconductor and electronics equipment manufacturers have historically been large consumers of the Company’s products. Over the past few years, however, the Company has diversified its customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. At its revenue peak in 2000, sales to semiconductor and electronics capital equipment manufacturers represented approximately 61% of the Company’s total revenue, compared to approximately 27% in 2005, 42% in 2004, and 34% in 2003.
The Company believes that long-term, sustained revenue growth will come from a broad base of manufacturers outside of the semiconductor and electronics capital equipment manufacturer sector. Accordingly, the Company has invested in expanding its product offerings to its discrete factory automation customers, who demand a wide range of easy-to-use products of varying capability and price, and in developing a strong worldwide sales and support infrastructure.
On May 9, 2005, the Company completed is largest acquisition to date when it purchased DVT® Corporation. In recent years, the Company has expanded its product line by adding low-cost, easy-to-use vision products, such as its In-Sight® and Checker® products. However, reaching the many prospects for these products in factories around the world requires a large third-party distribution channel to supplement the Company’s own direct end-user sales force. During 2004, the Company started to build a third-party distribution channel and prior to the DVT acquisition had signed over 40 distributors, primarily in North America. With the acquisition of DVT Corporation, the Company immediately gained a worldwide network of more than 150 additional distributors, all fully trained in selling and supporting machine vision products. The Company believes that it can accelerate its growth in the rapidly developing discrete factory automation market by selling its expanding line of low-cost, easy-to-use products, including the acquired DVT vision sensors, through this newly acquired worldwide distribution channel.
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
Vision Sensors
The Company believes it is firmly positioned in the fast-growing market for vision sensors with its In-Sight and DVT product lines. Vision sensors are machine vision systems that combine a digital camera, software, vision processor, and input/output capability in a low-cost, compact, easy-to-use package. These general-purpose vision sensors are designed to be easily programmed to perform a wide range of vision tasks including part location, identification, measurement, assembly verification, and robotic guidance.
In 2005, the Company expanded the In-Sight 5000 series to include stainless steel vision sensors for the food and beverage industry and high-resolution cameras, while continuing to increase processing power in a rugged, industrial-grade package that meets high standards for shock, vibration, and dust and wash-down protection. The acquisition of the DVT product line complements In-Sight with increased ease of use and color capabilities, in a lower cost package.

Vision sensors are sold to end users, system integrators, and machine builders located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing applications, such as automotive parts and assembly, consumer packaged goods, electronic components, medical devices, and pharmaceuticals.
Expert Sensors
Unlike general-purpose vision sensors that can be programmed to solve a wide variety of vision tasks, expert sensors are designed to deliver very simple, low-cost solutions for specific sensor problems. Because of its low price and ease of use, the Company expects to solve many new manufacturing problems with its Checker series of products.
In 2004, the Company introduced Checker 101, designed to detect the presence or absence of product features. Checker detects or inspects parts by understanding what they look like, providing high reliability and eliminating many of the drawbacks of traditional photoelectric sensors. Late in 2005, the Company introduced Checker 101E, which expands Checker’s capability to include the tracking and rejecting of parts. This capability provides significant value to the customer since it eliminates the need for other industrial equipment, providing higher ease of use and a lower cost solution. Checker is sold through distributors to end users and system integrators located in North America, Japan, Europe, and Southeast Asia in a wide range of general manufacturing industries.
The CPS-1000 is a vision sensor designed for door security; it detects and counts people as they pass through an access-controlled doorway. The CPS-1000 utilizes Cognex’s existing vision software, as well as patented 2D and 3D vision technology that Cognex developed specifically for “people sensing” applications. The CPS-1000 is currently sold to OEMs located in North America.
ID Products
The Company’s ID products are designed to quickly and reliably read codes (e.g. one-dimensional bar codes on labels or two-dimensional marks on parts) that have been stamped, scribed, etched, printed, or otherwise formed directly on the surfaces of manufactured goods ranging from pharmaceutical items to aircraft components to semiconductor wafers. Industrial ID is an increasingly critical tool to ensure the appropriate manufacturing processes are performed in the correct sequence on the right parts. In addition, it can be used to create a history of the part from the beginning of its life to the end, and for use in supply chain management and repair.
In 2005, the Company introduced the In-Sight 5411 and In-Sight 5413 high-resolution, fixed-mount Industrial ID readers. Each model incorporates IDMax™ software, Data Matrix code-reading software based upon Cognex PatMax® technology. IDMax reads reliably despite degradations to the appearance of the code. In addition, the Company introduced the In-Sight 1721 Wafer ID reader that identifies and tracks semiconductor wafers through the manufacturing process.
Early in 2006, the Company introduced the DataMan™ 7500 Series Direct Part Mark hand-held readers for part traceability. Dataman reads everything from the most challenging marks on parts to the easiest printed bar codes. These rugged, self-contained readers incorporate IDMax software and the new UltraLight® illumination system to optimally illuminate marks on various part surfaces.
ID products are sold to OEMs, system integrators, machine builders, and end users located in North America, Japan, Europe, and Southeast Asia in a broad range of industries.
PC-Based Vision Systems
The Company sells a full range of PC-based vision systems that combine the vision power of Cognex’s most advanced vision tools with the processing power of high-speed PCs, provide the flexibility to choose from the widest range of contemporary analog and digital cameras for image acquisition, and facilitate seamless integration of vision into capital equipment.

These products offer the most extensive suite of patented and unique vision software tools featuring PatMax, high-accuracy pattern location software that can locate objects that vary in size and orientation or whose appearance is degraded; PatFlex®, which enables a vision system to locate a pattern, or read or verify a code on curved objects, or warped, wrinkled, or lumpy packages; and PatInspect®, which can accurately detect extremely small or subtle manufacturing defects.
PC-based vision is sold both to OEMs located in North America, Japan, Europe, and Southeast Asia who integrate the machine vision systems into capital equipment for the semiconductor and electronics industries, as well as to system integrators and machine builders located in North America, Japan, Europe, and Southeast Asia who integrate them into capital equipment for end users in a wide range of industries.
VisionPro Product Family
VisionPro® facilitates rapid application development and installation of integrated PC vision solutions, speeding time to market for OEMs, system integrators, machine builders, and advanced manufacturing engineers. VisionPro’s easy-to-use application development software offers both the power and flexibility of advanced programming and the simplicity of a graphical programming environment. VisionPro’s extensive suite of patented vision tools enables solving the most challenging machine vision applications. VisionPro works with both Cognex MVS-8000® Series frame grabbers and with direct connect FireWire PC systems.
MVS-8000 Product Family
The MVS-8000 family of programmable machine vision systems provide industrial-grade fast and reliable image capture and vision processing for the most demanding machine vision applications. Designed for high throughput, the 8000 series frame grabbers support the widest range of high-speed and high-resolution digital and analog acquisition, including CameraLink, area scan, linescan, color, and multi-camera acquisition.
Application Specific PC-based Vision Systems
The Company offers a variety of application-specific systems that combine Cognex PC-based hardware and software to create a solution that is tailored to the particular requirements of certain vision applications. A partial list of application-specific vision systems is as follows:
ProofRead™ with OCVMax™ and IDMax is a complete system for ensuring label accuracy and product traceability for the pharmaceutical, food and beverage, and personal care industries.
DisplayInspect® inspects the small, high-resolution displays commonly found on cellular phones, pagers, medical test instruments, and other electronic devices.
SMD 4®guides the placement of surface mount devices onto printed circuit boards and other assemblies, as well as inspects parts prior to placement. BGA II® inspects ball grid array devices for missing, misplaced, or improperly formed solder balls. PMI inspects probe marks after electrical testing of wafers to detect damage to bond pads or indicate damaged probe cards.
TIS-8000™ Tire Identification System and WIS-8000™ Wheel Identification System are high-performance identification systems for automatically identifying tires and wheels by their unique characteristics. These systems ensure the presence of correct tires or wheels at any point in the manufacturing or assembly process.
Application-specific systems are targeted to OEMs, system integrators, and end users located in North America, Japan, Europe, and Southeast Asia in a wide range of industries, depending upon the application.

Surface Inspection Systems
The SmartView® surface/web inspection system provides reliable detection, identification, and visualization of defects and monitoring and visualization of surface quality on products that are manufactured in a continuous process. The SmartView system provides greyscale imaging capability to visualize the defects, as well as a high-quality snapshot of the surface or web. Most advanced open data access capabilities embedded into the SmartView system ensure real-time inspection control and data access between the SmartView system and other business, production, and quality systems in the mill. The SmartView system is a modular and scalable system on a Microsoft Windows-based platform that enables the Company to expand into more complex vision applications in the paper, metals, plastics, and nonwovens industries.
SmartView is sold primarily to end users located in North America, Japan, Europe, and Southeast Asia in the paper, metals, plastics, and nonwovens industries. In addition, SmartView is sold to end users located in Europe and Asia in the paper industry through an OEM relationship with Honeywell International, Inc.
Research, Development, and Engineering
The Company engages in research, development, and engineering (R,D&E) to enhance its existing products and to develop new products and functionality to meet market opportunities. In addition to internal research and development efforts, the Company intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. The Company considers its on-going efforts in R,D&E to be a key component of its strategy.
At December 31, 2005, the Company employed 166 professionals in R,D&E, most of whom are software developers. The Company’s R,D&E expenses totaled $27,640,000, $27,063,000, and $24,719,000, or approximately 13%, 14%, and 17% of revenue, in 2005, 2004, and 2003, respectively.
Manufacturing
The Company’s MVSD manufacturing organization utilizes a turnkey operation whereby the majority of component procurement, subassembly, final assembly, and initial testing are performed under agreement by third-party contract manufacturers. After the completion of initial testing, the contract manufacturers deliver the products to the Company’s Natick, Massachusetts facility for final testing, quality control, and shipment to the customer. Late in 2005, the Company began moving these activities to Ireland to be closer to its primary contract manufacturer. The contract manufacturers use specified components and assembly and test documentation created and controlled by the Company. From time to time, the Company will procure large quantities of end-of-life components for strategic purposes that will not be consumed within one year. Certain components are presently available only from a single source
The Company’s SISD products are manufactured at its Alameda, California facility, with the exception of the frames on which the cameras and the lights used to illuminate the web are mounted. The manufacturing process at the Alameda facility consists of system design, configuration management and control, component procurement, and subassembly. After the completion of subassembly at the Alameda facility, some of the systems are delivered to the Company’s Kuopio, Finland facility where the frames and lights are manufactured. The manufacturing process at the Kuopio facility consists of system integration final testing, quality control, and shipment to the customer. Certain products are manufactured by third-party contract manufacturers using documentation created and controlled by the Company. Certain servicemarks, and trademarks referenced in this document are the property of their respective owners.
Sales and Service
The Company sells its MVSD and SISD products through a direct sales force in North America, Japan, Europe, and Southeast Asia. Certain of the Company’s low-cost MVSD products are also sold through a worldwide distribution network. At December 31, 2005, the Company’s direct sales force consisted of 241 professionals, including sales and application engineers. The majority of the Company’s sales force holds engineering or science degrees. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers.
Sales to customers based outside of the United States represented approximately 63% of total revenue in 2005, compared to approximately 69% in 2004 and approximately 66% in 2003. No customer accounted for greater than 10% of revenue in 2005, 2004, or 2003. Although international sales may from time to time be subject to federal technology export regulations, to date the Company has not suffered significant delays or prohibitions in sales to any of its foreign customers. Financial information about segments and geographic areas may be found in the Notes to the Consolidated Financial Statements, appearing on pages 46 and 47 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
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
Intellectual Property
Because the Company relies on the technical expertise, creativity, and knowledge of its personnel, it utilizes patent, trademark, copyright, and trade secret protection to safeguard its competitive position. At December 31, 2005, the Company had obtained 231 patents on various innovations in the field of machine vision technology and had more than 151 patent applications pending. In addition, the Company makes use of non-disclosure agreements with customers, suppliers, employees, and consultants. The Company attempts to protect its intellectual property by restricting access to its proprietary information by a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of the Company. Moreover, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.
The Company’s trademark and servicemark portfolio includes various registered marks, including but not limited to, Cognex®, DVT®, In-Sight®, Checker®, PatMax®, VisionPro®, and SmartView®, as well as many common-law marks, including but not limited to, DataManTM, IDMaxTM, and ProofreadTM. In addition, the Company has sought and obtained a number of trademark registrations outside of the United States. All third-party brand names, servicemarks, and trademarks referenced in this document are the property of their respective owners.
The Company’s software products are protected by various security schemes and are primarily licensed to customers pursuant to an agreement that restricts the use of the products to the customer’s purposes, as well as imposes strict limitations on the customer’s use of the Company’s trade secret, proprietary, and other confidential business information to which the customer may have access. The Company has made portions of its source code available to certain customers under very limited circumstances and for restricted uses. If the source code is released to a customer, the customer is required by contract to maintain its confidentiality and, in general, to use the source code solely for internal purposes or for maintenance.
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
On January 23, 2004, the U.S. District Court of Nevada issued a court order ruling in favor of Cognex and finding that all of the Lemelson patent claims in suit are unenforceable, invalid, and not infringed by Cognex. The Partnership filed a notice of appeal with respect to this decision with the U.S. Court of Appeals for the Federal Circuit. A sub-panel of three of the judges of the Court of Appeals rendered its decision in favor of Cognex on September 9, 2005. On November 16, 2005, the U.S. Court of Appeals denied the Partnership’s petition for a rehearing by the entire bench. On December 22, 2005, the Partnership informed the District Court of Arizona, where related cases are pending, that it will not seek further review of the U.S. Court of Appeals’ decision. Furthermore, the deadline for requesting review by the the U.S. Supreme Court has expired. Accordingly, no further appeals are available to Lemelson and the matter has been finally resolved in Cognex’s favor.
Compliance with Environmental Provisions
The Company’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.
Competition
The machine vision market is highly fragmented and the Company’s competitors vary depending upon market segment, geographic region, and application niche. The Company’s competitors are typically other vendors of machine vision systems and manufacturers of image processing systems and sensors. In addition, in the semiconductor and electronics capital equipment market, the Company also competes with the internal engineering efforts of current or prospective customers. Any of these competitors may have greater financial and other resources than the Company. Although the Company considers itself to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available.
The Company’s ability to compete depends upon its ability to design, manufacture, and sell high-quality products, as well as its ability to develop new products that meet evolving customer requirements. The primary competitive factors affecting the choice of a machine vision system include vendor reputation, product functionality and performance, ease of use, price, and post-sales support. The importance of each of these factors varies depending upon the specific customer’s needs.
Backlog
At December 31, 2005, the Company’s backlog totaled $33,069,000, compared to $29,023,000 at December 31, 2004. Backlog reflects purchase orders for products scheduled for shipment primarily within three months at MVSD and primarily within six months at SISD. The level of backlog at any particular date is not necessarily indicative of future revenue of the Company. The Company’s low-cost vision sensors typically ship within one week of when the order is booked. In addition, delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.
Employees
At December 31, 2005, the Company employed 740 persons, including 375 in sales, marketing, and service activities; 166 in research, development, and engineering; 81 in manufacturing and quality assurance; and 118 in information technology, finance, and administration. Of the Company’s 740 employees, 261 are based outside of the United States. None of the Company’s employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.
Available Information
The Company maintains a website on the World Wide Web at www.cognex.com. The Company makes available, free of charge, on its website in the section captioned “Investors — SEC FiIings” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
The risks and uncertainties described below and not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect our company in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing on page 14 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
Unless the context otherwise requires, the words “Cognex,” “we,” “our,” “us,” and “our company” refer to Cognex Corporation and its consolidated subsidiaries.
Unfavorable changes in economic conditions and capital spending may negatively impact our operating results.
Our revenue is dependent upon the capital spending trends of manufacturers in a number of industries and regions. These spending levels are, in turn, impacted by global economic conditions. Our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.
Downturns in the semiconductor and electronics industries may adversely affect our business.
In 2005, approximately 27% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in recent years in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by a slowdown in either of these industries.
Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.
In 2005, approximately 63% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. We intend to continue to expand our operations outside of the United States and may enter additional international markets, which will require significant management attention and financial resources. As a result, our operations are subject to the risks inherent in international sales, including, among other things,
•	various regulatory requirements,

•	transportation delays,

•	difficulties in staffing and managing foreign sales operations, and

•	potentially adverse tax consequences.
In addition, fluctuations in foreign currency exchange rates may render our products less competitive relative to local product offerings, or could result in significant foreign currency losses if not properly hedged. We are also subject to the political risks inherent in international operations and their impact on the global economy, including economic disruption from acts of war or terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001. Any of these factors could have a material adverse effect on our operating results.
Fluctuations in foreign exchange rates could materially affect our reported results.
We face exposure to adverse movements in foreign currency exchange rates as a significant portion of our revenue, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of our company. In certain instances, we utilize derivative instruments to hedge against foreign currency fluctuations. These contracts are used to reduce our risk associated with foreign currency exchange rate changes, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. We do not engage in foreign currency speculation. The success of our foreign currency risk management program depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. In addition, our failure to identify new exposures and hedge them in a timely manner may result in material foreign currency gains or losses.
The loss of a large customer could have an adverse effect on our operating results.
In 2005, our top five customers accounted for approximately 9% of total revenue. In recent years, our expansion into the end-user marketplace has reduced its reliance upon the revenue from any one of our larger OEM customers. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.
The failure of a key supplier to deliver quality product in a timely manner or our inability to obtain components for our products could adversely affect our operating results.
A significant portion of our MVSD inventory is manufactured by a third-party contractor. As a result, we are dependent upon this contractor to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes. In addition, a variety of components used in our products are only available from a single source. The announcement by a single-source supplier of a last-time component buy could result in our purchase of a significant amount of inventory that, in turn, could lead to an increased risk of inventory obsolescence. An interruption in, termination of, or material change in the purchase terms of any single-source components could have a material adverse effect on our operating results.
Our business could suffer if we lose the services of, or fail to attract, key personnel.
We are highly dependent upon the management and leadership of Robert J. Shillman, our Chief Executive Officer and Chairman of the Board of Directors, as well as other members of our senior management team, including James F. Hoffmaster who was promoted to President of Cognex Corporation during 2004 with full responsibility for running our day-to-day operations. Although we have retained many experienced and qualified senior managers, the loss of key personnel could have a material adverse effect on our company. Our continued growth and success also depends upon our ability to attract and retain skilled employees and on the ability of our officers and key employees to effectively manage the growth of our business through the implementation of appropriate management information systems and internal controls.
Our products may contain design or manufacturing defects, which could result in reduced demand, significant delays, or substantial costs.
If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and material repair or replacement costs. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, these actions may not be sufficient to avoid a product failure rate that results in:
•	substantial delays in shipment,

•	significant repair or replacement costs, or

•	potential damage to our reputation,
any of which could have a material adverse effect on our operating results.
Our failure to accurately forecast customer demand could result in inventory obsolescence and resulting charges.
In recent years, we have expanded our presence in the end-user marketplace. Our end-user business typically operates with a relatively short backlog and our production plans are based on internal forecasts of customer demand. Due to these factors, we have in the past, and may again in the future, fail to accurately forecast demand, in terms of both volume and configuration for either our legacy or next-generation products. Our failure to accurately forecast customer demand has led to, and may again in the future lead to, an increased risk of inventory obsolescence and resulting charges.
Our failure to develop new products and to respond to technological changes could result in the loss of our market share and a decrease in our revenues.
The market for our products is characterized by rapidly changing technology. Accordingly, we believe that our future success will depend upon our ability to develop or acquire new products with improved price/performance and introduce them to the marketplace in a timely manner. We may not be able to introduce and market new products successfully and respond effectively to technological changes or new product introductions by competitors. Our ability to keep pace with the rapid rate of technological change in the high-technology marketplace could have a material adverse effect on our operating results.
If we fail to successfully defend our intellectual property, our competitive position and operating results could suffer.
We rely heavily on our proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of our personnel. Although we use a variety of methods to protect our intellectual property, we rely most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. We also attempt to protect our intellectual property by restricting access to our proprietary information by a combination of technical and internal security measures. These measures, however, may not be adequate to:
•	protect our proprietary technology,

•	protect our patents from challenge, invalidation, or circumvention, or

•	ensure that our intellectual property will provide us with competitive advantages.
Any of these adverse circumstances could have a material effect on our operating results. We refer you to the section captioned “Intellectual Property,” appearing in Part I — Item I of this report.

Our company may be subject to costly litigation.
From time to time, we may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. These matters can be time-consuming, divert our management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.
Increased competition may result in decreased demand or prices for our products and services.
We compete with other vendors of machine vision systems, the internal engineering efforts of our current or prospective customers, and the manufacturers of image processing systems and sensors. Any of these competitors may have greater financial and other resources than we do. In recent years, ease-of-use and product price have become significant competitive factors in the end-user marketplace. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and service activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could materially and adversely affect our operating results. We refer you to the section captioned “Competition,” appearing in Part I — Item 1 of this report.
Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenue or profitability.
We have in the past acquired, and will in the future consider the acquisition of, businesses and technologies in the machine vision industry. If we acquire other businesses or technologies in the future, our business may be negatively impacted by risks related to those acquisitions. These risks include, among others:
•	the diversification of management’s attention from other operational matters,

•	the inability to realized expected synergies resulting from the acquisition,

•	the failure to retain key customers or employees, and

•	the impairment of acquired intangible assets resulting from technological obsolescence or lower-than-expected cash flows from the acquired assets.
Acquisitions are inherently risky and the inability the effectively manage these risks could have a material adverse effect on our operating results.
Attractive acquisition opportunities may not be available to us.
Our business strategy includes selective expansion into other machine vision applications through the acquisition of businesses and technologies. Since 1995, we have completed ten business and technology acquisitions, including the acquisition of DVT Corporation in 2005. We plan to continue to seek opportunities to expand our product line, customer base, distribution network, and technical talent through acquisitions in the machine vision industry. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in the machine vision industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do.
The trading price of our common stock may be volatile.
The price of our common stock has historically experienced significant volatility due to:
•	fluctuations in our revenue and earnings,

•	changes in the market’s expectations for our growth,

•	overall equity market conditions,

•	conditions relating to the market for technology stocks,

•	general economic conditions, and

•	other factors unrelated to our operations.

The stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many technology companies, such as our company, often for reasons unrelated to the operating results of the specific company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company did not receive written comments from the Commission staff regarding its periodic or current reports under the Securities Exchange Act of 1934 during the year ended December 31, 2005, and there are no unresolved staff comments as of the date of this report.
ITEM 2: PROPERTIES
In 1994, the Company purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as its corporate headquarters. In 1997, the Company completed construction of a 50,000 square-foot addition to this building.
In 1995, the Company purchased an 83,000 square-foot office building adjacent to its corporate headquarters. The building is currently largely occupied with tenants who have lease agreements that expire at various dates through 2009. The Company uses a portion of the space for storage and product demonstrations.
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT
The following table sets forth the names, ages, and titles of the Company’s executive officers at December 31, 2005:

Name	Age	Title
Robert J. Shillman	59	Chief Executive Officer and Chairman of the Board of Directors
James F. Hoffmaster	54	President and Chief Operating Officer
Richard A. Morin	56	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer
Messrs. Shillman and Morin have been employed by the Company in their present or other capacities for no less than the past five years.
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
Other members of the senior management team include the following individuals, all of whom have been employed by the Company in their present or other capacities for no less than the past five years:

Name	Age	Title
Patrick Alias	60	Senior Vice President
Eric Ceyrolle	52	President, International Operations
Markku Jaaskelainen	51	Senior Vice President and General Manager, SISD
Marilyn Matz	52	Senior Vice President, PC Vision
E. John McGarry	49	Senior Vice President, Research and Development
Akira Nakamura	61	President, Cognex K.K.
Kris Nelson	58	Senior Vice President, Vision Sensors
William Silver	52	Senior Vice President and Senior Fellow
Justin Testa	53	Senior Vice President, ID Products

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with respect to this item may be found in the sections captioned “Selected Quarterly Financial Data (Unaudited)” and “Company Information,” appearing on pages 53 and 56 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
The following table sets forth information as of and for the quarter ended December 31, 2005 with respect to the Company’s stock repurchase program.

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased under the
Period of Repurchase	Purchased	Paid Per Share	Plans or Programs (1)	Plans or Programs
October 3 - October 30, 2005	—	—	—

October 31 - November 27, 2005	233,501	$30.45	233,501

November 28 - December 31, 2005	150,407	30.35	150,407

	383,908	$30.44	383,908	$61,885,000

(1)	On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock.
ITEM 6: SELECTED FINANCIAL DATA
Information with respect to this item may be found in the section captioned “Five-Year Summary of Selected Financial Data,” appearing on page 52 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information with respect to this item may be found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing on pages 14 through 25 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information with respect to this item may be found in the section captioned “Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 24 and 25 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item, which includes the consolidated financial statements and notes thereto, reports of independent registered public accounting firms, and supplementary data, may be found on pages 26 through 53 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2005 or 2004.
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
Management’s Report on Internal Control over Financial Reporting
Information with respect to this item may be found in the section captioned “Report of Management on Internal Control Over Financial Reporting,” appearing on page 50 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
Information with respect to this item may be found in the section captioned “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” appearing on page 51 of the Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors and Executive Officers of the Company required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on April 25, 2006 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers and Other Members of the Management Team of the Registrant,” appearing in Part I — Item 4A of this Annual Report on Form 10-K.
The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company’s website, www.cognex.com. The Company intends to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website.
ITEM 11: EXECUTIVE COMPENSATION
Information with respect to executive compensation required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on April 25, 2006 and is incorporated herein by reference.
ITEM 12: SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on April 25, 2006 and is incorporated herein by reference.
The following table provides information as of December 31, 2005 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

				Number of securities
				remaining available for future
	Number of securities to be			issuance under equity
	issued upon exercise of		Weighted-average exercise	compensation plans
	outstanding options, warrants,		price of outstanding options,	(excluding securities reflected
Plan Category	and rights		warrants, and rights	in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	10,387,955	(1)	$25.48	2,648,993	(2)

Equity compensation plans not approved by shareholders	286,840	(3)	21.20	7,500,000	(4)

	10,674,795		$25.36	10,148,993

(1)	Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1993 Stock Option Plan, 1993 Stock Option Plan for Non-Employee Directors, 1998 Stock Incentive Plan, and 1998 Non-Employee Director Stock Option Plan. Does not include purchase rights accruing under the Employee Stock Purchase Plan (ESPP) because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes shares remaining available for future issuance under the Company’s 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan. Includes 228,279 shares available for future issuance under the ESPP.

(3)	Includes shares to be issued upon the exercise of outstanding options under the Company’s 2001 Interim General Stock Incentive Plan.

(4)	Includes shares remaining available for future issuance under the Company’s 2001 General Stock Option Plan.
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
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on April 25, 2006 and is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on April 25, 2006 and is incorporated herein by reference.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

The following consolidated financial statements of Cognex Corporation and the reports of independent public accounting firms relating thereto are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005, which is attached as Exhibit 13 hereto, and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004, and 2003

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

Signature	Title	Date

/s/ Robert J. Shillman Robert J. Shillman	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 1, 2006

/s/ Richard Morin Richard A. Morin	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	March 1, 2006

/s/ Patrick Alias Patrick Alias	Director	March 1, 2006

/s/ Jerald Fishman Jerald Fishman	Director	March 1, 2006

/s/ William Krivsky William Krivsky	Director	March 1, 2006

/s/ Anthony Sun Anthony Sun	Director	March 1, 2006

/s/ Reuben Wasserman Reuben Wasserman	Director	March 1, 2006

COGNEX CORPORATION — SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged					Balance at
	Beginning	Costs and	to Other					End of
Description	of Period	Expenses	Accounts	Deductions		Other		Period
			(Dollars in thousands)
Reserve for Uncollectible Accounts:
2005	$2,596	$—	$—	$(81	)(a)	$(145	)(b)	$2,370
2004	2,613	—	—	(167	)(a)	150	(b)	2,596
2003	2,207	459	—	(283	)(a)	230	(b)	2,613

Reserve for Inventory Obsolescence:
2005	$14,772	$1,334	$—	$(1,577	)(c)	$(759	)(d)	$13,770
2004	17,408	375	—	(2,206	)(c)	(805	)(d)	14,772
2003	20,478	914	—	(2,694	)(c)	(1,290	)(d)	17,408

(a)	Specific write-offs

(b)	Foreign exchange rate changes

(c)	Specific dispositions

(d)	Sale of previously reserved inventory

EXHIBIT INDEX

EXHIBIT NUMBER
2A	Agreement and Plan of Merger, dated May 9, 2005, by and among Cognex, Tango Acquisition Corp. and DVT Corporation (excluding schedules and exhibits which the registrant agrees to furnish supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 of Cognex’s Current Report on Form 8-K filed on May 11, 2005 [File No. 0-17869])

3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

3B	By-laws of the Company, as amended March 16, 1998 (incorporated by reference to Exhibit 3B of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

4	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])

10A	Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 33-81150])

10B	Cognex Corporation 1993 Stock Option Plan, as amended November 14, 1995 and February 25, 1996 (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-04621])

10C	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])

10D	Amendment to the Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10E of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10E	Amendment to the Cognex Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10F of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10F	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10G	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10H	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10I	Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])

10J	First Amendment to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 [File No. 0-17869])

10K	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])

10L	Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-100709])

EXHIBIT NUMBER
10M	Transition Loan Agreement between James F. Hoffmaster and Cognex Corporation, dated May 24, 2001 (incorporated by reference to Exhibit 10M of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10N	Termination Agreement between James F. Hoffmaster and Cognex Corporation dated June 4, 2001 (incorporated by reference to Exhibit 10N of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2002 [File No. 0-17869])

10O	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 [File No. 0-17869])

10P	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 [File No. 0-17869])

10Q	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 (incorporated by reference to Exhibit 10P of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 0-17869])

10R	Description of Annual Bonus Program *

13	Annual Report to Shareholders for the year ended December 31, 2005 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) *

14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 0-17869])

21	Subsidiaries of the registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)**

*	Filed herewith

**	Furnished herewith