Form 10-Q
period 2006-04-02
COGNEX CORP
filed 2006-05-12
CIK 851205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
      ☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2006
or
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     As of April 28, 2006, there were 46,609,922 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(unaudited)
Revenue
Product	$53,649	$37,177
Service	5,391	6,021

	59,040	43,198

Cost of revenue
Product (1)	13,046	10,357
Service (1)	3,664	3,433

	16,710	13,790

Gross margin
Product	40,603	26,820
Service	1,727	2,588

	42,330	29,408

Research, development, and engineering expenses (1)	7,917	6,315
Selling, general, and administrative expenses (1)	23,779	17,508

Operating income	10,634	5,585

Foreign currency gain (loss)	(145)	99
Investment and other income	1,566	1,470

Income before provision for income taxes	12,055	7,154

Income tax provision	3,255	1,860

Net income	$8,800	$5,294

Net income per common and common-equivalent share:
Basic	$0.19	$0.11

Diluted	$0.18	$0.11

Weighted-average common and common-equivalent shares outstanding:
Basic	46,922	46,235

Diluted	48,419	47,181

Cash dividends per common share	$0.08	$0.08

(1) Amounts include stock-based compensation expense, as follows:

Product cost of revenue	$156	$—
Service cost of revenue	199	—
Research, development, and engineering	782	—
Selling, general, and administrative	1,819	—

Total stock-based compensation expense	$2,956	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 2,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$81,880	$72,856
Short-term investments	169,162	169,156
Accounts receivable, less reserves of $2,394 and $2,370 in 2006 and 2005, respectively	42,200	42,051
Inventories, net	22,021	18,819
Deferred income taxes	7,746	7,667
Prepaid expenses and other current assets	12,222	16,104

Total current assets	335,231	326,653

Long-term investments	52,408	70,246
Property, plant, and equipment, net	24,240	24,175
Deferred income taxes	11,599	10,227
Intangible assets, net	48,704	50,049
Goodwill	79,922	79,807
Other assets	3,394	3,405

	$555,498	$564,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,249	$7,118
Accrued expenses	44,438	43,476
Customer deposits	1,736	2,142
Deferred revenue	7,011	5,305

Total current liabilities	59,434	58,041

Commitments (Notes 2, 6, 7, and 8)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 46,551 and 47,171 shares in 2006 and 2005, respectively	93	94
Additional paid-in capital	200,195	216,031
Retained earnings	309,469	304,454
Accumulated other comprehensive loss	(13,693)	(14,058)

Total shareholders’ equity	496,064	506,521

	$555,498	$564,562

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2005	47,171	$94	$216,031	$304,454	$(14,058)		$506,521
Issuance of stock under stock option plans	259		5,436				5,436
Stock-based compensation expenses			2,956				2,956
Excess tax benefit from stock option exercises			798				798
Payment of dividends				(3,785)			(3,785)
Repurchase of Common Stock	(879)	(1)	(25,026)				(25,027)
Comprehensive income:
Net income				8,800		$8,800	8,800
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $27					47	47	47
Net unrealized gain on available-for-sale investments, net of tax of $27					47	47	47
Foreign currency translation adjustment					271	271	271

Comprehensive income						$9,165

Balance at April 2, 2006 (unaudited)	46,551	$93	$200,195	$309,469	$(13,693)		$496,064

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$8,800	$5,294
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expenses	2,956	—
Depreciation and amortization	2,810	2,536
Excess tax benefit from stock option exercises	(798)	333
Deferred income tax expense	(1,469)	522
Change in current assets and current liabilities	2,044	(1,057)
Other	17	191

Net cash provided by operating activities	14,360	7,819

Cash flows from investing activities:
Purchase of investments	(166,310)	(167,137)
Maturity and sale of investments	183,920	162,681
Purchase of property, plant, and equipment	(1,031)	(767)

Net cash provided by (used in) investing activities	16,579	(5,223)

Cash flows from financing activities:
Payment of dividends	(3,785)	(3,698)
Repurchase of common stock	(25,027)	—
Issuance of stock under stock option plans	5,436	2,542
Excess tax benefit from stock option exercises	798	—

Net cash used in financing activities	(22,578)	(1,156)

Effect of foreign exchange rate changes on cash	663	(648)

Net increase in cash and cash equivalents	9,024	792
Cash and cash equivalents at beginning of period	72,856	54,270

Cash and cash equivalents at end of period	$81,880	$55,062

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at April 2, 2006, and the results of its operations for the three-month periods ended April 2, 2006 and April 3, 2005, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	April 2,	December 31,
	2006	2005
Cash	$78,880	$72,856
Cash equivalents	3,000	—

Total cash and cash equivalents	81,880	72,856

Municipal bonds	134,955	140,718
Commercial paper	27,720	24,584
Corporate bonds	6,487	2,500
Treasury bills	—	1,354

Total short-term investments	169,162	169,156

Municipal bonds	42,025	59,863
Limited partnership interest	10,383	10,383

Total long-term investments	52,408	70,246

	$303,450	$312,258

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P., (Venrock) a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $22,500,000 through December 31, 2010.
As of April 2, 2006, the Company had contributed $17,900,000 to the partnership, including $450,000 during the quarter ended April 2, 2006. The Company received a distribution of $450,000 from Venrock during the quarter ended April 2, 2006 that was accounted for as a return of capital. At April 2, 2006, the carrying value of this investment was $10,383,000 compared to an estimated fair value, as determined by the General Partner, of $12,032,000.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Inventories
Inventories consist of the following (in thousands):

	April 2,	December 31,
	2006	2005
Raw materials	$9,024	$8,958
Work-in-process	2,606	3,406
Finished goods	10,391	6,455

	$22,021	$18,819

In the fourth quarter of 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statement of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. A total of $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheet. The remaining $3,800,000 of the charge represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued Expenses” on the Consolidated Balance Sheet.
The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

			Statement of
	Balance Sheet		Operations
	Inventories	Accrued Expenses	Benefits
Reserve balance at December 31, 2005	$5,884	$1,400

Benefits to cost of product revenue recorded in the first quarter of 2005			$118

Inventory sold to customers	(252)	—	$252
Inventory sold to brokers	(193)	—	—
Write-off and scrap of inventory	(88)	—	—

Reserve balance at April 2, 2006	$5,351	$1,400

Benefits to cost of product revenue recorded in the first quarter of 2006			$252

A favorable settlement of the remaining purchase commitments would result in a recovery of a portion of the remaining $1,400,000 accrued at April 2, 2006.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: Intangible Assets
Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
April 2, 2006	Amount	Amortization	Amount
Distribution networks	$38,060	$3,012	$35,048
Customer contracts and relationships	12,333	2,889	9,444
Completed technologies	6,673	3,353	3,320
Other	1,267	375	892

	$58,333	$9,629	$48,704

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount
Distribution networks	$38,060	$2,191	$35,869
Customer contracts and relationships	12,186	2,520	9,666
Completed technologies	9,028	5,491	3,537
Other	1,264	287	977

	$60,538	$10,489	$50,049

The cost and related accumulated amortization of certain fully-amortized completed technologies totaling $2,369,000 were removed from the accounts during the quarter ended April 2, 2006. Aggregate amortization expense for the three-month periods ended April 2, 2006 and April 3, 2005 was $1,452,000 and $400,000, respectively.
Estimated amortization expense for the remainder of the fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2006	$4,356
2007	5,482
2008	5,483
2009	5,298
2010	5,205
Thereafter	22,880

Total	$48,704

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying amount of goodwill during the three-month period ended April 2, 2006 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2005	$77,266	$2,541	$79,807
Foreign exchange rate changes	55	60	115

Balance at April 2, 2006	$77,321	$2,601	$79,922

On May 9, 2005, the Company acquired DVT Corporation. The allocation of the purchase price is subject to adjustment through the second quarter of 2006.
NOTE 6: Warranty Obligations
The Company warrants its hardware products to be free from defects in material and workmanship for periods ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer’s contract. Estimated warranty obligations are evaluated and recorded at the time of sale based upon historical costs to fulfill warranty obligations. Provisions may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality that would not have been taken into account using historical data become known. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheet.
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2005	$1,447
Provisions for warranties issued during the period	290
Fulfillment of warranty obligations	(235)
Foreign exchange rate changes	20

Balance at April 2, 2006	$1,522

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
The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: Indemnification Provisions (continued)
to make under these provisions is always subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.
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
NOTE 8: Standby Letters of Credit and Income Taxes
On March 20, 2006, the Company provided standby letters of credit totaling 3,359,825,000 Yen (or approximately $28,541,000 based upon the exchange rate at April 2, 2006) to taxing authorities in Japan that are collateralized by investments on the Consolidated Balance Sheet. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide collateral for these tax assessments. These letters of credit expire in approximately one year and will be renewed as required. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $28,541,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S. The Company has not provided any additional accrual or reserve related to this matter.
NOTE 9: Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value. Recognizing compensation expense using the intrinsic value based method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and disclosing the pro-forma impact of using the fair value based method described in SFAS No. 123 is no longer an alternative.
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized for the quarter ended April 2, 2006 includes: (1) compensation expense for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123, and (2) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123R. In accordance with the modified prospective method, the Company’s results of operations and financial position have not been restated.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense (continued)
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At April 2, 2006, the Company had 10,656,901 shares available for grant under three stock option plans: the 1998 Stock Incentive Plan, 3,152,901; the 1998 Non-Employee Director Stock Option Plan, 4,000; and the 2001 General Stock Option Plan, 7,500,000. Each of these plans expire ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
On April 21, 1998, the shareholders approved the 1998 Stock Incentive Plan, under which the Company initially was able to grant stock options and stock awards to purchase up to 1,700,000 shares of common stock. Effective January 1, 1999 and each January 1st thereafter during the term of the 1998 Stock Incentive Plan, the number of shares of common stock available for grants of stock options and stock awards is increased automatically by an amount equal to 4.5% of the total number of issued shares of common stock as of the close of business on December 31st of the preceding year.
Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock at the grant date, generally vest over four years based on continuous service, and generally expire ten years from the grant date.
A summary of the Company’s stock option activity for the quarter ended April 2, 2006 is as follows (shares and values in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2005	10,675	$25.36
Granted	1,464	29.35
Exercised	(257)	21.02
Forfeited or Expired	(81)	27.96

Outstanding at April 2, 2006	11,801	$25.94	7.2	$51,505

Exercisable at April 2, 2006	6,881	$25.47	5.9	$37,504

Historically, the majority of the Company’s stock options have been granted during the first quarter of each year to reward existing employees for their performance. In addition, the Company grants stock options throughout the year for new employees and promotions.
The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model with the assistance of an outside valuation advisor. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123. The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Risk-free rate	4.5%	3.4%
Expected dividend yield	1.10%	1.27%
Expected volatility	45%	35%
Expected term (in years)	4.0	2.8
Risk-free rate

The risk-free rate was based on a treasury instrument whose term was consistent with the contractual term of the option for 2006 grants, and the expected term of the option for 2005 grants.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense (continued)
Expected dividend yield
The current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the grant date. Although dividends are declared at the discretion of the Company’s Board of Directors, the Company anticipates continuing to pay a quarterly dividend that approximates the current dividend yield.
Expected volatility

The expected volatility for 2006 grants was based on a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock. The expected volatility for 2005 grants was based on the historical volatility of the Company’s common stock over the expected term of the option.
Expected term

The expected term for 2006 grants was derived from the binomial lattice model from the impact of events that trigger exercises over time. The expected term for 2005 grants, which is an input to the Black-Scholes model, was based on historical option exercise behavior.
The weighted-average grant-date fair value of stock options granted during the quarters ended April 2, 2006 and April 3, 2005 was $11.12 and $5.95, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
The amount of compensation expense recognized at the end of the vesting period is based on the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that approximately 62% of its stock options will actually vest, and therefore, has applied a weighted-average annual forfeiture rate of 11% to all unvested options. This rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from this estimate. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest. Prior to January 1, 2006, the Company accounted for actual forfeitures as they occur for footnote disclosure under SFAS No. 123.
The total stock-based compensation expense and the related income tax benefit recognized for the quarter ended April 2, 2006 was $2,956,000 and $1,038,000, respectively. No compensation expense was capitalized at April 2, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method described in APB Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date. The total intrinsic value of stock options exercised for the quarters ended April 2, 2006 and April 3, 2005 was $2,271,000 and $1,207,000, respectively.
At April 2, 2006, total unrecognized compensation expense related to non-vested stock options was $18,287,000, which is expected to be recognized over a weighted-average period of 1.6 years.
The following table details the effect on net income and net income per share had stock-based compensation expense been recorded against income for the quarter ended April 3, 2005 using the fair value based method described in SFAS No. 123. The reported and pro-forma net income and net income per share for the quarter ended April 2, 2006 are the same since stock-based compensation expense was recorded under the provisions of SFAS No. 123R.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense (continued)

Three Months
Ended
April 3, 2005
Net income, as reported	$5,294

Less: Total stock-based compensation expense determined under fair value based method, net of tax	(2,311)

Net income, pro forma	$2,983

Basic net income per share, as reported	$0.11

Basic net income per share, pro forma	$0.06

Diluted net income per share, as reported	$0.11

Diluted net income per share, pro forma	$0.06

NOTE 10: Net Income Per Share
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(unaudited)
Net income	$8,800	$5,294

Basic:
Weighted-average common shares outstanding	46,922	46,235

Net income per common share	$0.19	$0.11

Diluted:
Weighted-average common shares outstanding	46,922	46,235
Effect of dilutive stock options	1,497	946

Weighted-average common and common-equivalent shares outstanding	48,419	47,181

Net income per common and common-equivalent share	$0.18	$0.11

Stock options to purchase 3,488,808 and 4,535,315 shares of common stock were outstanding during the three-month periods ended April 2, 2006 and April 3, 2005, respectively, but were not included in the calculation of diluted net income per common share because they were anti-dilutive.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: Segment Information
The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspections Systems Division (SISD). MVSD designs, develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD designs, develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials that are processed in a continuous fashion to ensure there are no flaws or defects in the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding unusual items and stock-based compensation expense.
The following table summarizes information about the Company’s segments (in thousands):

Three Months Ended			Reconciling
April 2, 2006	MVSD	SISD	Items	Consolidated
Product revenue	$49,297	$4,352	—	$53,649
Service revenue	3,096	2,295	—	5,391
Operating income	16,898	231	$(6,495)	10,634

Three Months Ended
April 3, 2005
Product revenue	$32,685	$4,492	—	$37,177
Service revenue	3,644	2,377	—	6,021
Operating income	7,039	534	$(1,988)	5,585
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs and professional fees. For the quarter ended April 2, 2006, corporate expenses also included costs associated with the Company’s 25th Anniversary party. Asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Asset information is not provided because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.
NOTE 12: Acquisition of Siemens Dematic AG Wafer Identification Business
On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000) paid at closing, with the potential for an additional cash payment of up to 1,700,000 Euros (or approximately $2,013,000) depending upon the achievement of certain performance criteria. The Company has determined that a portion of this contingent payment has been earned and expects to make a payment of 149,000 Euros (or approximately $180,000) during the second quarter of 2006 that will be allocated to goodwill.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Dividends
On January 27, 2006, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on February 24, 2006 to all shareholders of record at the close of business on February 10, 2006.
NOTE 14: Subsequent Event
On April 25, 2006, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on May 26, 2006 to all shareholders of record at the close of business on May 12, 2006. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; (14) the challenges in integrating acquired businesses and achieving expected results from acquisitions; and (15) the inability to find attractive acquisition opportunities. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1A of the Company’s Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex Corporation (the “Company”) designs, develops, manufactures, and markets machine vision systems, or computers that can “see,” which are used to automate a wide range of manufacturing processes where vision is required. The Company’s Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacturing of discrete items, while the Company’s Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.
In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, education, consulting, and installation services to its customers. The Company’s customers can be classified into three markets: semiconductor and electronics capital equipment, discrete factory automation, and surface inspection. Semiconductor and electronics capital equipment manufacturers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of the Company’s products. Discrete manufacturers in the factory automation area include a wide array of manufacturers who use machine vision for applications in a variety of industries, including the automotive, consumer electronics, food and beverage, healthcare, and pharmaceutical industries. The majority of these customers are end users who purchase Cognex machine vision systems and install them directly on their production lines. The last category, surface inspection customers, includes manufacturers of materials processed in a continuous fashion, such as paper and metals.
Revenue amounted to $59,040,000 for the quarter ended April 2, 2006, representing a 37% increase over the same period in 2005. Sales to semiconductor and electronics capital equipment manufacturers and discrete factory automation customers increased 60% and 36%, respectively, from the prior year, while sales to surface inspection customers were relatively flat. Despite $2,956,000 of stock-based compensation expense recorded in 2006 and investments made in the past year to grow the Company’s discrete factory automation business, net income per diluted share increased to $0.18 for the quarter ended April 2, 2006 from $0.11 for the same period in 2005.
Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value.
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized for the quarter ended April 2, 2006 includes: (1) compensation expense for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123, and (2) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123R. In accordance with the modified prospective method, the Company’s results of operations and financial position have not been restated.
The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model with the assistance of an outside valuation advisor. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123. The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Readers should refer to Note 9: Stock-Based Compensation Expense to the Consolidated Financial Statements for a detailed description of the valuation assumptions.

The total stock-based compensation expense and the related income tax benefit recognized for the quarter ended April 2, 2006 was $2,956,000 and $1,038,000, respectively. No compensation expenses were capitalized at April 2, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method described in APB Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date.
At April 2, 2006, total unrecognized compensation expense related to non-vested stock options was $18,287,000, which is expected to be recognized over a weighted-average period of 1.6 years.
Results of Operations
Revenue
Revenue for the quarter ended April 2, 2006 increased 37% to $59,040,000 from $43,198,000 for the quarter ended April 3, 2005. This increase was driven by a higher volume of modular vision systems sold to customers in the semiconductor and electronics capital equipment and discrete factory automation markets. Sales to customers who make capital equipment for the semiconductor and electronics industries increased by $7,379,000, or 60%, from 2005, and sales to discrete manufacturing customers in the factory automation area increased by $8,685,000, or 36%, from the prior year. In May 2005, the Company acquired DVT Corporation and, as a result, expanded its worldwide distribution network and product offering to the discrete factory automation market. Excluding revenue from acquired DVT products, discrete factory automation sales still grew by 14% from 2005. Sales to surface inspection customers declined slightly by $222,000, or 3%, from the prior year. Despite the increase in sales to semiconductor and electronics capital equipment manufacturers from the prior year, revenue from customers outside of this sector continued to account for the majority of the Company’s revenue, representing 67% of total revenue in 2006 and 71% of total revenue in 2005. Geographically, revenue increased by greater than 20% from the prior year in all of the Company’s major regions.
Product revenue for the quarter ended April 2, 2006 increased 44% to $53,649,000 from $37,177,000 for the quarter ended April 3, 2005. The increase in product revenue was due to a higher volume of modular vision systems sold to semiconductor and electronics capital equipment manufacturers and discrete factory automation customers. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased 10% to $5,391,000 in 2006 from $6,021,000 in 2005 due principally to lower revenue generated by maintenance and support programs that are sold bundled with MVSD products. Service revenue decreased as a percentage of total revenue to 9% in 2006 from 14% in 2005.
MVSD revenue for the quarter ended April 2, 2006 increased 44% to $52,393,000 from $36,329,000 for the quarter ended April 3, 2005. The increase in MVSD revenue was due to a higher volume of modular vision systems sold to customers in the semiconductor and electronics capital equipment and discrete factory automation markets. SISD revenue was relatively consistent amounting to $6,647,000 in 2006 compared to $6,869,000 in 2005. SISD revenue decreased as a percentage of total revenue to 11% in 2006 compared to 16% in 2005.
Gross Margin
Gross margin as a percentage of revenue was 72% for the quarter ended April 2, 2006 compared to 68% for the quarter ended April 3, 2005. The increase in gross margin was primarily due to the higher sales volume of modular vision systems, which have higher margins than the sale of surface inspection systems and services. Stock-based compensation expense recorded to cost of revenue in 2006 amounted to $355,000 and had a relatively small impact on the total gross margin percentage.
Product gross margin as a percentage of revenue was 76% for the quarter ended April 2, 2006 compared to 72% for the quarter ended April 3, 2005. The increase in product margin was primarily due to a shift in mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue was 32% for 2006 compared to 43% for 2005. The decrease in service margin was due principally to lower maintenance and support revenue that is sold bundled with MVSD products, without a corresponding decrease in expenses. In addition, stock-based compensation expense recorded in 2006 contributed four percentage points to the service margin decline.
MVSD gross margin as a percentage of revenue was 76% for the quarter ended April 2, 2006 compared to 72% for the quarter ended April 3, 2005. The increase in MVSD margin was primarily due to a shift in mix to higher-margin product revenue, as well as the favorable impact of DVT product sales that have relatively-high margins. SISD gross margin as a percentage of revenue was 40% for 2006 compared to 48% for 2005. The decrease in SISD margin was due principally to the inclusion of some relatively low-margin system shipments and installations in 2006. In addition, stock-based compensation expense recorded to SISD in 2006 contributed one percentage point to the SISD gross margin decline.
Operating Expenses
Research, development, and engineering (R,D&E) expenses for the quarter ended April 2, 2006 increased 25% to $7,917,000 from $6,315,000 for the quarter ended April 3, 2005. MVSD R,D&E expenses increased $1,496,000, or 27%, from the prior year, of which, $721,000 represented stock-based compensation expense recorded in 2006. The remaining increase of $775,000, or 14%, was primarily due to additional engineering personnel resulting from the acquisition of DVT Corporation in May 2005. SISD R,D&E expenses increased $106,000, or 16%, from the prior year, of which, $61,000 represented stock-based compensation expense. The remaining $45,000, or 7%, was due principally to increased compensation costs.
R,D&E expenses as a percentage of revenue were 13% in 2006 and 15% in 2005. The Company believes that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. Although the Company targets its R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, the Company has numerous research and development projects underway, and we believe that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses for the quarter ended April 2, 2006 increased 36% to $23,779,000 from $17,508,000 for the quarter ended April 3, 2005. MVSD S,G&A expenses increased $4,303,000, or 32%, from the prior year, of which $1,146,000 represented stock-based compensation expense recorded in 2006. The remaining increase of $3,157,000, or 24%, was primarily due to investments in sales and marketing intended to drive revenue growth in the discrete factory automation market, including the acquisition of DVT Corporation in May 2005. This acquisition resulted in additional sales and marketing expenses related to managing a worldwide distribution network, as well as additional amortization expense of $944,000 related to the acquired intangible assets. In addition to the personnel added as a result of the DVT acquisition, the Company also made investments over the past year in its direct factory automation sales force and in marketing activities, such as advertising, telemarketing, customer seminars, and trade shows. SISD S,G&A expenses decreased $37,000, or 2%, from 2005, despite $219,000 of stock-based compensation expense recorded in 2006, primarily due to lower sales commissions.
Corporate expenses that are not allocated to a division increased $2,005,000, or 101%, from the prior year, of which $454,000 represented stock-based compensation expense recorded in 2006. The remaining increase of $1,551,000 was principally due to costs associated with the Company’s 25th Anniversary party held in January 2006, as well as higher professional fees and company bonus accruals in 2006.
Nonoperating Income
Investment and other income for the year ended April 2, 2006 increased 7% to $1,566,000 from $1,470,000 for the quarter ended April 3, 2005. Although the average invested balance declined in the past year due to net cash outlays related to the acquisition of DVT Corporation, investment and other income increased over the prior year because the Company earned higher yields on its portfolio of debt securities.

The foreign currency loss for the quarter ended April 2, 2006 was $145,000 compared to a gain of $99,000 for the quarter ended April 3, 2005. The relatively small loss and gain reported in each period presented resulted from the revaluation and settlement of accounts receivable balances that are reported in one currency and collected or paid in another.
Income Taxes
The Company’s effective tax rate for the quarter ended April 2, 2006 was 27% compared to 26% for the quarter ended April 3, 2005. The increase in the effective tax rate was primarily due to the expected mix of domestic versus foreign earnings.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded the Company’s operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $303,450,000 at April 2, 2006, representing 61% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the quarter ended April 2, 2006 were met with existing cash, cash equivalent, and investment balances, as well as positive cash flow from operations and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, capital expenditures, and the Company’s dividend and stock repurchase programs. Capital expenditures in 2005 totaled $1,031,000 and consisted primarily of expenditures for computer hardware.
On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $22,500,000 through December 31, 2010. As of April 2, 2006, the Company had contributed $17,900,000 to the partnership, including $450,000 during the quarter ended April 2, 2006. The remaining commitment of $4,600,000 can be called by Venrock in any period through 2010.
On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of April 2, 2006, the Company had repurchased 3,031,017 shares at a cost of $63,141,000 under this program, including 878,657 shares at a cost of $25,026,000 during the quarter ended April 2, 2006. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s common stock and the average return on the Company’s invested balances.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.08 per share that amounted to $3,785,000 for the quarter ended April 2, 2006. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board deems relevant.
On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000) paid at closing, with the potential for an additional cash payment of up to 1,700,000 Euros (or approximately $2,013,000) depending upon the achievement of certain performance criteria. The Company has determined that a portion of this contingent payment has been earned and expects to make a payment of 149,000 Euros (or approximately $180,000) during the second quarter of 2006 that will be allocated to goodwill.
The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2006 and the foreseeable future.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1A.	RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
January 1 – 31, 2006	—	—	—	—

February 1 – 28, 2006	528,197	$28.3362	528,197	—

March 1 – April 2, 2006	350,480	28.4822	350,480	—

Total	878,677	$28.3944	878,677	36,886,000

(1)	On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s Common Stock and the average return on the Company’s invested balances.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
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

DATE: May 12, 2006		COGNEX CORPORATION

	By:	/s/ Robert J. Shillman

Robert J. Shillman Chief Executive Officer, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin

Richard A. Morin Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)