Form 10-Q
period 2006-07-02
COGNEX CORP
filed 2006-08-11
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2006 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐   No ☑
     As of July 30, 2006, there were 45,276,913 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue
Product	$57,352	$48,877	$111,001	$86,054
Service	5,722	5,726	11,113	11,747

	63,074	54,603	122,114	97,801

Cost of revenue
Product (1)	12,978	12,529	26,024	22,886
Service (1)	3,615	3,536	7,279	6,969

	16,593	16,065	33,303	29,855

Gross margin
Product	44,374	36,348	84,977	63,168
Service	2,107	2,190	3,834	4,778

	46,481	38,538	88,811	67,946

Research, development, and engineering expenses (1)	8,582	7,185	16,499	13,500
Selling, general, and administrative expenses (1)	25,277	21,494	49,056	39,002

Operating income	12,622	9,859	23,256	15,444

Foreign currency loss	(280)	(291)	(425)	(192)
Investment and other income	1,772	973	3,338	2,443

Income before provision for income taxes	14,114	10,541	26,169	17,695

Income tax provision	2,680	2,741	5,935	4,601

Net income	$11,434	$7,800	$20,234	$13,094

Net income per common and common-equivalent share:
Basic	$0.25	$0.17	$0.44	$0.28

Diluted	$0.24	$0.17	$0.42	$0.28

Weighted-average common and common-equivalent shares outstanding:
Basic	46,331	46,286	46,443	46,290

Diluted	47,517	47,141	47,756	47,269

Cash dividends per common share	$0.08	$0.08	$0.16	$0.16

(1) Amounts include stock-based compensation expense, as follows:
Product cost of revenue	$197	$—	$353	$—
Service cost of revenue	229	—	428	—
Research, development, and engineering	948	—	1,730	—
Selling, general, and administrative	2,131	—	3,950	—

Total stock-based compensation expense	$3,505	$—	$6,461	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,050	$72,856
Short-term investments	134,781	169,156
Accounts receivable, less reserves of $2,673 and $2,370 in 2006 and 2005, respectively	44,639	42,051
Inventories, net	26,039	18,819
Deferred income taxes	7,741	7,667
Prepaid expenses and other current assets	12,973	16,104

Total current assets	305,223	326,653

Long-term investments	60,276	70,246
Property, plant, and equipment, net	24,220	24,175
Deferred income taxes	14,305	10,227
Intangible assets, net	47,822	50,049
Goodwill	83,060	79,807
Other assets	3,443	3,405

	$538,349	$564,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,276	$7,118
Accrued expenses	48,798	43,476
Customer deposits	1,663	2,142
Deferred revenue	6,718	5,305

Total current liabilities	64,455	58,041

Commitments (Notes 3, 7, 8, 9, and 13)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 45,257 and 47,171 shares in 2006 and 2005, respectively	91	94
Additional paid-in capital	168,972	216,031
Retained earnings	317,227	304,454
Accumulated other comprehensive loss	(12,396)	(14,058)

Total shareholders’ equity	473,894	506,521

	$538,349	$564,562

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity

Balance at December 31, 2005	47,171	$94	$216,031	$304,454	$(14,058)		$506,521
Issuance of stock under stock option, stock purchase, and other plans	347	2	7,343				7,345
Stock-based compensation expenses			6,461				6,461
Excess tax benefit from stock option exercises			1,015				1,015
Payment of dividends				(7,461)			(7,461)
Repurchase of Common Stock	(2,261)	(5)	(61,878)				(61,883)
Comprehensive income:
Net income				20,234		$20,234	20,234
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $3					5	5	5
Net unrealized gain on available-for-sale investments, net of tax of $52					88	88	88
Foreign currency translation adjustment					1,569	1,569	1,569

Comprehensive income						$21,896

Balance at July 2, 2006 (unaudited)	45,257	$91	$168,972	$317,227	$(12,396)		$473,894

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 2,	July 3,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$20,234	$13,094
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,461	—
Depreciation and amortization	5,736	5,407
Excess tax benefit from stock option exercises	815	503
Deferred income tax expense (benefit)	(4,136)	353
Change in current assets and current liabilities	(2,577)	(4,627)
Other	50	270

Net cash provided by operating activities	26,583	15,000

Cash flows from investing activities:
Purchase of investments	(287,552)	(321,766)
Maturity and sale of investments	331,379	435,984
Purchase of property, plant, and equipment	(2,023)	(1,814)
Cash paid for business acquisition, net of cash acquired	(2,998)	(111,427)

Net cash provided by investing activities	38,806	977

Cash flows from financing activities:
Payment of dividends	(7,461)	(7,405)
Repurchase of common stock	(61,883)	—
Issuance of stock under stock option plans	7,345	4,219
Excess tax benefit from stock option exercises	100	—

Net cash used in financing activities	(61,899)	(3,186)

Effect of foreign exchange rate changes on cash	2,704	(2,302)

Net increase in cash and cash equivalents	6,194	10,489
Cash and cash equivalents at beginning of period	72,856	54,270

Cash and cash equivalents at end of period	$79,050	$64,759

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
In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at July 2, 2006, and the results of its operations for the three-month and six-month periods ended July 2, 2006 and July 3, 2005, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 (“Interpretation”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. In addition, a quantitative range of any reasonably possible change and open tax years in major jurisdictions will need to be disclosed. The Interpretation will be effective for public companies no later than the beginning of the first fiscal year after December 15, 2006. The Company will adopt FIN No. 48 beginning in the first quarter of 2007, and has not yet determined the impact of adopting the Interpretation on its consolidated financial statements.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	July 2,	December 31,
	2006	2005

Cash	$74,550	$72,856
Cash equivalents	4,500	—

Total cash and cash equivalents	79,050	72,856

Municipal bonds	115,346	140,718
Commercial paper	12,953	24,584
Corporate bonds	2,500	2,500
Treasury bills	3,982	1,354

Total short-term investments	134,781	169,156

Municipal bonds	49,893	59,863
Limited partnership interest	10,383	10,383

Total long-term investments	60,276	70,246

	$274,107	$312,258

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
As of July 2, 2006, the Company had contributed $17,900,000 to the partnership. During the quarter ended April 2, 2006, the Company made a $450,000 contribution to the partnership and also received a distribution of $450,000 from the partnership that was accounted for as a return of capital. No contributions were made to the partnership or distributions received from the partnership during the quarter ended July 2, 2006. At July 2, 2006, the carrying value of this investment was $10,383,000 compared to an estimated fair value, as determined by the General Partner, of $11,438,000.
NOTE 4: Inventories
Inventories consist of the following (in thousands):

	July 2,	December 31,
	2006	2005

Raw materials	$13,105	$8,958
Work-in-process	1,764	3,406
Finished goods	11,170	6,455

	$26,039	$18,819

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
The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

			Statement of
	Balance Sheet		Operations
	Inventories	Accrued Expenses	Benefits

Reserve balance at December 31, 2005	$5,884	$1,400

Benefits to cost of product revenue recorded in the six-month period ended July 3, 2005			$287

Inventory sold to customers	(604)	—	$604
Inventory sold to brokers	(309)	—	—
Write-off and scrap of inventory	(94)	—	—

Reserve balance at July 2, 2006	$4,877	$1,400
Benefits to cost of product revenue recorded in the six-month period ended July 2, 2006			$604

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: Inventories (continued)
A favorable settlement of the remaining purchase commitments would result in a recovery of a portion of the remaining $1,400,000 accrued at July 2, 2006.
NOTE 5: Intangible Assets
Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
July 2, 2006	Amount	Amortization	Amount

Distribution networks	$38,060	$3,834	$34,226
Customer contracts and relationships	12,784	3,341	9,443
Completed technologies	4,471	1,267	3,204
Other	1,365	416	949

	$56,680	$8,858	$47,822

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount

Distribution networks	$38,060	$2,191	$35,869
Customer contracts and relationships	12,186	2,520	9,666
Completed technologies	9,028	5,491	3,537
Other	1,264	287	977

	$60,538	$10,489	$50,049

The cost and related accumulated amortization of certain fully-amortized completed technologies totaling $2,369,000 were removed from the accounts during the quarter ended April 2, 2006. Aggregate amortization expense for the three-month and six-month periods ended July 2, 2006 was $1,467,000 and $2,919,000, respectively, and $1,050,000 and $1,450,000 for the same periods in 2005.
Estimated amortization expense for the remainder of the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount

2006	2,990
2007	5,596
2008	5,596
2009	5,407
2010	5,278
Thereafter	22,955

Total	$47,822

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying amount of goodwill during the six-month period ended July 2, 2006 are as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2005	$77,266	$2,541	$79,807
Assistware business acquisition (Note 13)	2,972	—	2,972
Siemens contingent payment (Note 13)	190	—	190
DVT purchase price adjustment (Note 13)	(298)	—	(298)
Foreign exchange rate changes	185	204	389

Balance at July 2, 2006	$80,315	$2,745	$83,060

On May 20, 2006, the Company acquired Assistware Technology. The allocation of the purchase price is subject to adjustment through the second quarter of 2007.
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
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2005	$1,447
Provisions for warranties issued during the period	395
Fulfillment of warranty obligations	(510)
Foreign exchange rate changes	71

Balance at July 2, 2006	$1,403

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
NOTE 9: Income Taxes and Standby Letters of Credit
On March 20, 2006, the Company provided standby letters of credit totaling 3,359,825,000 Yen (or approximately $29,361,000 based upon the exchange rate at July 2, 2006) to taxing authorities in Japan that are collateralized by investments on the Consolidated Balance Sheet. The Tokyo Regional Taxation Bureau (TRTB) has asserted that Cognex Corporation has a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. The Company disagrees with this position and believes that this assertion is inconsistent with principles under the U.S. — Japan income tax treaty. The Company has filed a notice of objection and request for deferral of tax payment and intends to contest this assessment vigorously, although no assurances can be made that the Company will prevail in this matter. In September 2003, the Company also filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance. Until this matter is resolved, the Company is required to provide collateral for these tax assessments. These letters of credit expire in approximately one year and will be renewed as required. Should the TRTB prevail in its assertion, the income in question would be taxable in Japan and the Company would be required to pay approximately $29,361,000 in taxes, interest and penalties to Japanese taxing authorities. The Company would then be entitled to recoup the majority of this amount from taxing authorities in the U.S. The Company has not provided any additional accrual or reserve related to this matter.
During the quarter ended July 2, 2006, the Company recorded a $869,000 income tax benefit from the reduction of state income tax reserves based on the resolution of a multi-year tax issue in Massachusetts.
NOTE 10: Stock-Based Compensation Expense
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
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized for the six-month period ended July 2, 2006 includes:

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
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
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At July 2, 2006, the Company had 10,765,799 shares available for grant under three stock option plans: the 1998 Stock Incentive Plan, 3,261,799; the 1998 Non-Employee Director Stock Option Plan, 4,000; and the 2001 General Stock Option Plan, 7,500,000. Each of these plans expire ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
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
A summary of the Company’s stock option activity for the six-month period ended July 2, 2006 is as follows (shares and values in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value

Outstanding at December 31, 2005	10,675	$25.36
Granted	1,503	29.28
Exercised	(342)	21.01
Forfeited or Expired	(248)	25.99

Outstanding at July 2, 2006	11,588	$25.99	7.0	$27,587

Exercisable at July 2, 2006	7,004	$25.48	5.8	$22,897

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Risk-free rate	4.5%	3.6%	4.5%	3.4%
Expected dividend yield	1.10%	1.22%	1.10%	1.27%
Expected volatility	45%	35%	45%	35%
Expected term (in years)	4.0	2.8	4.0	2.8
Risk-free rate
The risk-free rate was based on a treasury instrument whose term was consistent with the contractual term of the option for 2006 grants, and the expected term of the option for 2005 grants.
Expected dividend yield
The current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the grant date. Although dividends are declared at the discretion of the Company’s Board of Directors, for this purpose, the Company anticipates continuing to pay a quarterly dividend that approximates the current dividend yield.
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
The weighted-average grant-date fair value of stock options granted during the six-month periods ended July 2, 2006 and July 3, 2005 was $11.13 and $5.96, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
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
The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 2, 2006 was $6,461,000 and $2,268,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
July 2, 2006 was $3,505,000 and $1,231,000, respectively. No compensation expense was capitalized at July 2, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method described in APB Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date. The total intrinsic value of stock options exercised for the six-month periods ended July 2, 2006 and July 3, 2005 was $2,908,000 and $1,869,000, respectively.
At July 2, 2006, total unrecognized compensation expense related to non-vested stock options was $17,010,000, which is expected to be recognized over a weighted-average period of 1.5 years.
The following table details the effect on net income and net income per share had stock-based compensation expense been recorded against income for the three-month and six-month periods ended July 3, 2005 using the fair value based method described in SFAS No. 123. The reported and pro-forma net income and net income per share for the three-month and six-month periods ended July 2, 2006 are the same since stock-based compensation expense was recorded under the provisions of SFAS No. 123R.

	Three Months	Six Months
	Ended	Ended
	July 3,	July 3,
	2005	2005

Net income, as reported	$7,800	$13,094

Less: Total stock-based compensation expense determined under fair value based method, net of tax	(2,368)	(4,678)

Net income, pro forma	5,432	8,416

Basic net income per share, as reported	$0.17	$0.28

Basic net income per share, pro forma	$0.12	$0.18

Diluted net income per share, as reported	$0.17	$0.28

Diluted net income per share, pro forma	$0.12	$0.18

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: Net Income Per Share
Net income per share is calculated as follows (in thousands, except per share amounts) :

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$11,434	$7,800	$20,234	$13,094

Basic:
Weighted-average common shares outstanding	46,331	46,286	46,443	46,290

Net income per common share	$0.25	$0.17	$0.44	$0.28

Diluted:
Weighted-average common shares outstanding	46,331	46,286	46,443	46,290
Effect of dilutive stock options	1,186	855	1,313	979

Weighted-average common and common-equivalent shares outstanding	47,517	47,141	47,756	47,269

Net income per common and common-equivalent share	$0.24	$0.17	$0.42	$0.28

Stock options to purchase 5,342,198 and 4,998,936 shares of common stock were outstanding during the three-month and six-month periods ended July 2, 2006, respectively, and 4,481,684 and 4,404,117 for the same periods in 2005 but were not included in the calculation of diluted net income per common share because they were anti-dilutive.
NOTE 12: Segment Information
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: Segment Information (continued)
The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended July 2, 2006

Product revenue	$51,051	$6,301	$—	$57,352
Service revenue	3,117	2,605	—	5,722
Operating income	16,994	1,580	(5,952)	12,622

Six Months Ended July 2, 2006

Product revenue	$100,348	$10,653	$—	$111,001
Service revenue	6,213	4,900	—	11,113
Operating income	33,892	1,811	(12,447)	23,256

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended July 3, 2005

Product revenue	$41,908	$6,969	$—	$48,877
Service revenue	3,386	2,340	—	5,726
Operating income	10,402	1,579	(2,122)	9,859

Six Months Ended July 3, 2005

Product revenue	$74,593	$11,461	$—	$86,054
Service revenue	7,030	4,717	—	11,747
Operating income	17,441	2,113	(4,110)	15,444
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs and professional fees. For the six-month period ended July 2, 2006, corporate expenses also included costs associated with the Company’s 25th Anniversary party. Asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Asset information is not provided because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.
NOTE 13: Acquisitions
Assistware Technology
On May 20, 2006, the Company acquired all of the outstanding shares of Assistware Technology, a privately-held developer of Lane Departure Warning Systems for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $2,000,000 depending upon the achievement of certain performance criteria. The $2,998,000 initial purchase price consisted of $2,848,000 in cash consideration and $150,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, Assistware’s results of operations have been included in the Company’s consolidated results of operations since the date of acquisition. The historical results of operations of the acquired business were not material compared to the consolidated results of operations of the Company, and therefore, pro forma results are not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Acquisitions (continued)
With the acquisition of Assistware, the Company has entered the emerging market for machine vision systems in vehicles. These highly-specialized sensors are installed in vehicles, ranging from long-haul trucks to passenger cars, where they provide driver assistance by constantly analyzing the vehicle’s external environment and warning the driver of potentially dangerous situations. Assistware’s Lane Departure Warning System uses machine vision technology to watch the road ahead and alert drivers if they unintentionally leave their lane or if their driving pattern becomes erratic.
The initial purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated Fair	Amortization Period
	Value	(in years)

Accounts receivable	$25
Inventories	29
Prepaid expenses and other current assets	320
Property, plant, and equipment	32
Intangible assets
Customer contract	140	3.5
Customer relationships	100	9
Completed technologies	100	5
Goodwill	2,972

Total assets acquired	3,718

Accounts payable	280
Accrued expenses	440

Total liabilities assumed	720

Total purchase price	$2,998

The contingent payments will be recorded as additional purchase price and allocated to goodwill when and if paid. The goodwill is assigned to the MVSD segment. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The Company obtained third-party valuations of the acquired intangible assets. The allocation of the purchase price is subject to adjustment through the second quarter of 2007.
DVT Corporation
On May 9, 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors, for approximately $111,607,000, net of $4,702,000 cash acquired. The purchase price consisted of $110,346,000 in cash paid at closing (net of acquired cash) and $1,261,000 in transaction costs.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Acquisitions (continued)
The Company adjusted the purchase price during the second quarter of 2006, which resulted in a $281,000 increase in prepaid expenses and other current assets, a $9,000 increase in other assets, a $298,000 decrease in goodwill, and an $8,000 decrease in accrued expenses. The final purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated Fair	Amortization Period
	Value	(in years)

Accounts receivable	$5,785
Inventories	1,995
Prepaid expenses and other current assets	5,531
Property, plant, and equipment	766
Other assets	66
Intangible assets
Distribution networks	38,060	11.6
Customer relationships	4,740	12
Completed technologies	3,680	6
Trade names, trademarks, and non-competition agreement	1,110	4
Goodwill	73,180

Total assets acquired	134,913

Accounts payable	1,388
Accrued expenses	6,102
Net deferred tax liabilities	15,816

Total liabilities assumed	23,306

Total purchase price	$111,607

Siemens Dematic AG Wafer Identification Business
On March 31, 2003, the Company acquired the wafer identification business of Siemens Dematic AG for 7,000,000 Euros in cash (or approximately $7,630,000) paid at closing, with the potential for an additional cash payment of up to 1,700,000 Euros (or approximately $2,013,000) depending upon the achievement of certain performance criteria. During the second quarter of 2006, the Company determined that a portion of this contingent payment had been earned and made a payment of 149,000 Euros (or approximately $190,000) that was allocated to goodwill.
NOTE 14: Dividends
On April 25, 2006, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on May 26, 2006 to all shareholders of record at the close of business on May 12, 2006.
NOTE 15: Subsequent Events
On July 27, 2006, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable on August 25, 2006 to all shareholders of record at the close of business on August 11, 2006. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

On July 27, 2006, the Company’s Board of Directors authorized a repurchase of up to $100,000,000 of the Company’s Common Stock in open market transactions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) inaccurate forecasts of customer demand; (10) the technological obsolescence of current products and the inability to develop new products; (11) the inability to protect the Company’s proprietary technology and intellectual property; (12) the Company’s involvement in time-consuming and costly litigation; (13) the impact of competitive pressures; (14) the challenges in integrating acquired businesses; and (15) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex Corporation designs, develops, manufactures, and markets machine vision systems, or computers that can “see,” which are used to automate a wide range of manufacturing processes where vision is required. The Company’s Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacture of discrete items, while the Company’s Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.
In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, education, consulting, and installation services to its customers. The Company’s customers can be classified into three categories: semiconductor and electronics capital equipment manufacturers, discrete factory automation, and surface inspection customers. Semiconductor and electronics capital equipment manufacturers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of the Company’s products. Discrete manufacturers in the factory automation area include a wide array of manufacturers who use machine vision for applications in a variety of industries, including the automotive, consumer electronics, food and beverage, healthcare, and pharmaceutical industries. The majority of these customers are end users who purchase Cognex machine vision systems and install them directly on their production lines. The last category, surface inspection customers, includes manufacturers of materials processed in a continuous fashion, such as paper and metals.
Revenue amounted to $63,074,000 for the quarter ended July 2, 2006, representing a 16% increase over the same period in 2005. The growth was driven primarily by sales to semiconductor and electronics capital equipment manufacturers, which increased 62% from the prior year. Despite $6,461,000 of stock-based compensation expense recorded in 2006, as well as investments made in the past year to grow the Company’s discrete factory automation business, net income per diluted share increased to $0.24 for the quarter ended July 2, 2006 from $0.17 for the same period in 2005.
On May 20, 2006, the Company acquired all of the outstanding shares of Assistware Technology, a privately-held developer of Lane Departure Warning Systems for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $2,000,000 depending upon the achievement of certain performance criteria. Assistware’s results of operations for the period since the date of acquisition, as well as the amortization of acquired intangible assets, were not material to the Company’s consolidated results of operations for the quarter.
With the acquisition of Assistware, the Company has entered the emerging market for machine vision systems in vehicles. These highly-specialized sensors are installed in vehicles, ranging from long-haul trucks to passenger cars, where they provide driver assistance by constantly analyzing the vehicle’s external environment and warning the driver of potentially dangerous situations. Assistware’s Lane Departure Warning System uses machine vision technology to watch the road ahead and alert drivers if they unintentionally leave their lane or if their driving pattern becomes erratic. The Company believes that entering this new market for machine vision systems is an important strategic move as the Company seeks to diversify into areas outside of the factory floor.
Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value.
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized for the six-month period ended July 2, 2006 includes: (1) compensation expense for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123, and (2) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123R. In accordance with the modified prospective method, the Company’s results of operations and financial position have not been restated.
The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model with the assistance of an outside valuation advisor. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123. The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Readers should refer to Note 10: Stock-Based Compensation Expense to the Consolidated Financial Statements for a detailed description of the valuation assumptions.
The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 2, 2006 was $6,461,000 and $2,268,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 2, 2006 was $3,505,000 and $1,231,000, respectively. No compensation expense was capitalized at July 2, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method described in APB Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date.

At July 2, 2006, total unrecognized compensation expense related to non-vested stock options was $17,010,000, which is expected to be recognized over a weighted-average period of 1.5 years.
Results of Operations
Revenue
Revenue for the three-month and six-month periods ended July 2, 2006 totaled $63,074,000 and $122,114,000, respectively, compared to $54,603,000 and $97,801,000 for the same periods in 2005, representing a 16% increase for the three-month period and a 25% increase for the six-month period. These increases over the prior year were primarily due to a higher volume of modular vision systems sold to customers in the semiconductor and electronics capital equipment market, and to a lesser extent, the discrete factory automation market. Sales to customers who make capital equipment for the semiconductor and electronics industries increased by $7,474,000, or 62%, and $14,853,000, or 61%, in the three-month and six-month periods ended July 2, 2006, respectively. Sales to discrete manufacturing customers in the factory automation area increased by $1,405,000, or 4%, and $10,085,000, or 18%, in the three-month and six-month periods ended July 2, 2006, respectively. In May 2005, the Company acquired DVT Corporation, and as a result, expanded its worldwide distribution network and product offering to the discrete factory automation market. Sales of acquired DVT products contributed to the increase in factory automation revenue. Sales to surface inspection customers declined slightly by $403,000, or 4%, and $625,000, or 4%, from the prior year for the three-month and six-month periods ended July 2, 2006, respectively. Despite the increase in sales to semiconductor and capital equipment manufacturers from the prior year, revenue from customers outside of this sector continued to account for the majority of the Company’s revenue, representing 69% and 68% of total revenue for the three-month and six-month periods in 2006, respectively, compared to 78% and 75% for the same periods in 2005.
Product revenue for the three-month and six-month periods ended July 2, 2006 totaled $57,352,000 and $111,001,000, respectively, compared to $48,877,000 and $86,054,000 for the same periods in 2005, representing a 17% increase for the three-month period and a 29% increase for the six-month period. The increase in product revenue for both periods was primarily due to higher revenues to semiconductor and electronics capital equipment manufacturers, as well as discrete factory automation customers. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $5,722,000 and $11,113,000 for the three-month and six-month periods ended July 2, 2006, respectively, compared to $5,726,000 and $11,747,000 for the same periods in 2005, representing relatively flat revenue for the three-month period and a 5% decrease for the six-month period. This decrease was principally due to lower revenue generated by maintenance and support programs. Service revenue represented 9% of total revenue for both the three-month and six-month periods in 2006, compared to 10% and 12% for the same periods in 2005.
MVSD revenue for the three-month and six-month periods ended July 2, 2006 totaled $54,168,000 and $106,561,000, respectively, compared to $45,294,000 and $81,623,000 for the same periods in 2005, representing a 20% increase for the three-month period and a 31% increase for the six-month period. The increase in MVSD revenue for both periods was primarily due to higher revenues from the semiconductor and electronics capital equipment market, and to a lesser extent, the discrete factory automation market. SISD revenue was down slightly from the prior year, amounting to $8,906,000 and $15,553,000 for the three-month and six-month periods ended July 2, 2006, respectively, compared to $9,309,000 and $16,178,000 for the same periods in 2005. SISD revenue decreased as a percentage of total revenue to 14% and 13% for the three-month and six-month periods in 2006, respectively, compared to 17% for both periods in 2005.
Gross Margin
Gross margin as a percentage of revenue was 74% and 73% for the three-month and six-month periods ended July 2, 2006, respectively, compared to 71% and 69% for the same periods in 2005. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a shift in mix to modular vision systems, which have higher margins than the sale of surface inspection systems and services. Stock-based compensation expense recorded to cost of revenue was $426,000 and $781,000 for the three-month and six-month periods ended July 2, 2006, respectively, which had a relatively small impact on the total gross margin percentage.
Product gross margin as a percentage of revenue was 77% for the three-month and six-month periods ended July 2, 2006, compared to 74% and 73% for the same periods in 2005. The increase in product margin was primarily due to the impact of the higher sales volume, as well as a shift in mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue was 37% and 35% for the three-month and six-month periods ended July 2, 2006, respectively, compared to 38% and 41% for the same periods in 2005. The decrease in service margin was due principally to lower maintenance and support revenue that is sold bundled with MVSD products, without a corresponding decrease in expenses. In addition, stock-based compensation expense recorded in the three-month and six-month periods ended July 2, 2006 contributed four percentage points and three percentage points to the service margin decline, respectively.
MVSD gross margin as a percentage of revenue was 78% and 77% for the three-month and six-month periods ended July 2, 2006, respectively, compared to 75% and 74% for the same periods in 2005. The increase in MVSD margin was primarily due to the impact of the higher sales volume, as well as a shift in mix to higher-margin product revenue. SISD gross margin as a percentage of revenue was 51% and 47% for the three-month and six-month periods ended July 2, 2006, respectively, compared to 49% for both the three-month and six-month periods ended July 3, 2005.
Operating Expenses
Research, development, and engineering expenses (R,D&E) for the three-month and six-month periods ended July 2, 2006 were $8,582,000 and $16,499,000, respectively, compared to $7,185,000 and $13,500,000 for the same periods in 2005, representing a 19% increase for the three-month period and 22% increase for the six-month period. MVSD R,D&E expenses increased $1,195,000, or 19%, for the three-month period, of which $879,000 represented stock-based compensation expense, and $2,691,000, or 22%, for the six-month period, of which $1,600,000 represented stock-based compensation expense. The remaining increase of $316,000, or 4%, for the three-month period was primarily attributable to an increase in outside service costs related to patent activity and new product initiatives. The remaining increase of $1,091,000, or 9%, for the six-month period was due principally to additional engineering personnel resulting from the acquisition of DVT Corporation in May 2005, as well as an increase in outside service costs related to patent activity and new product initiatives. SISD R,D&E expenses increased $202,000, or 28%, for the three-month period, of which $69,000 represented stock-based compensation expense, and $308,000, or 22%, for the six-month period, of which $130,000 represented stock-based compensation expense. The remaining increase of $133,000, or 18%, and $178,000, or 13%, for the three-month and six-month periods, respectively, was due primarily to increased compensation expenses and higher spending on outside services related to the SmartView® product line.
R,D&E expenses as a percentage of revenue were 14% for the six-month periods in 2006 and 2005. The Company believes that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. Although the Company targets its R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, the Company has numerous research and development projects underway, and the Company believes that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses for the three-month and six-month periods ended July 2, 2006 were $25,277,000 and $49,056,000, respectively, compared to $21,494,000 and $39,002,000 for the same periods in 2005, representing an 18% increase for the three-month period and a 26% increase for the six-month period. MVSD S,G&A expenses increased $2,817,000, or 16%, for the three-month period, of which $1,350,000 represented stock-based compensation expense, and $7,120,000, or 23%, for the six-month period, of which $2,496,000 represented stock-based compensation expense. The remaining increase of $1,467,000, or 7%, and $4,624,000, or 12%, for the three-month and six-month periods, respectively, was due primarily to investments in sales and marketing in the discrete factory automation market, including the acquisition of DVT Corporation in May 2005. This acquisition resulted in additional sales and marketing expenses related to managing a worldwide distribution network, as well as additional amortization expense of $315,000 and $1,259,000 for the three-month and six-month periods, respectively, related to acquired intangible assets. In addition to the personnel added as a result of the DVT acquisition, the Company also made investments over the past year in its direct factory automation sales force. SISD S,G&A expenses increased $92,000, or 4%, for the three-month period, and $55,000, or 1%, for the six-month period, despite $231,000 and $450,000 of stock-based compensation expense recorded in the three-month and six-month periods, respectively, primarily due to lower sales commissions.
Corporate expenses that are not allocated to a division for the three-month and six-month periods ended July 2, 2006 were $2,996,000 and $6,989,000, respectively, compared to $2,122,000 and $4,110,000 for the same periods in 2005. Stock-based compensation expense represented $549,000 of the increase for the three-month period, with the remaining increase of $325,000 primarily due to higher company bonus accruals. Stock-based compensation expense represented $1,003,000 of the increase for the six-month period, with the remaining increase of $1,876,000 primarily due to costs associated with the Company’s 25th Anniversary party held in January 2006, as well as higher company bonus accruals.
Nonoperating Income
Investment and other income for the three-month and six-month periods ended July 2, 2006 totaled $1,772,000 and $3,338,000, respectively, compared to $973,000 and $2,443,000 for the same periods in 2005, representing an 82% increase in the three-month period and a 37% increase in the six-month period. Although the average invested balance declined in the past year due to net cash outlays related to the acquisition of DVT Corporation and the Company’s stock repurchase program, investment and other income increased over the prior year because the Company earned higher yields on its portfolio of debt securities.
During the three-month and six-month periods ended July 2, 2006, the Company recorded foreign currency losses of $280,000 and $425,000, respectively, compared to losses of $291,000 and $192,000 for the same periods in 2005. The losses during both periods in 2006 were primarily due to the revaluation of cash balances on the Company’s subsidiaries’ books that are denominated in a currency other than the subsidiaries’ functional currency. The losses during both periods in 2005 were primarily due to the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another.
Income Taxes
The Company’s effective tax rate for the three-month and six-month periods ended July 2, 2006 was 19% and 23%, respectively, compared to 26% for both periods in 2005. The second quarter of 2006 included a benefit of $869,000 from the settlement of a multi-year state tax audit during the quarter. The Company’s effective tax rate decreased seven percentage points for the three-month period ended July 2, 2006, of which six percentage points represented the one-time tax benefit, and three percentage points for the six-month period ended July 2, 2006, all of which represented the one-time tax benefit. The remaining decrease of one percentage point for the three-month period was due to more of the Company’s profits being earned in lower tax jurisdictions than had been anticipated.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded the Company’s operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $274,107,000 at July 2, 2006, representing 58% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the quarter ended July 2, 2006 were met with existing cash, cash equivalent, and investment balances, as well as positive cash flow from operations and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, capital expenditures, the Company’s dividend and stock repurchase programs, and the purchase of Assistware Technology. Capital expenditures during the six-month period ended July 2, 2006 totaled $2,023,000 and consisted primarily of expenditures for computer hardware.

On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $22,500,000 through December 31, 2010. As of July 2, 2006, the Company had contributed $17,900,000 to the partnership, including $450,000 during the six-month period ended July 2, 2006. The remaining commitment of $4,600,000 can be called by Venrock in any period through 2010.
On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. During the six-month period ended July 2, 2006, the Company repurchased 2,260,941 shares at a cost of $61,883,000, which completed the Company’s repurchases under this program. On July 27, 2006, the Company’s Board of Directors authorized a new program for the repurchase of up to $100,000,000 of the Company’s Common Stock in open market transactions. The stock repurchase will be at management’s discretion depending on a variety of factors, including price levels and share availability.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter. During the six-month period ended July 2, 2006, the Company made dividend payments totaling $7,461,000, which amounted to $0.08 per share in each quarter. On July 27, 2006, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable during the third quarter of 2006, representing a 6% increase in the dividend. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board deems relevant.
On May 20, 2006, the Company acquired all of the outstanding shares of Assistware Technology for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $1,500,000 in 2007 and up to $500,000 in 2008 depending upon the achievement of certain performance criteria.
The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2006 and the foreseeable future.
New Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 (“Interpretation”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. In addition, a quantitative range of any reasonably possible change and open tax years in major jurisdictions will need to be disclosed. The Interpretation will be effective for public companies no later than the beginning of the first fiscal year after December 15, 2006. The Company will adopt FIN No. 48 beginning in the first quarter of 2007, and has not yet determined the impact of adopting the Interpretation on its consolidated financial statements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2005.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 3 — May 2, 2006	—	—	—	—
May 3 — June 2, 2006	1,112,568	$26.96	1,112,568	—
June 3 — July 2, 2006	269,696	$25.53	269,696	—

Total	1,382,264	$26.68	1,382,264	—

(1)	On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. During the quarter ended July 2, 2006, this repurchase program was completed. On July 27, 2006, the Company’s Board of Directors authorized a new program for the repurchase of up to $100,000,000 of the Company’s Common Stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 25, 2006, at a Special Meeting of the Shareholders of Cognex Corporation held in lieu of the 2006 Annual Meeting, the Shareholders elected Robert J. Shillman and Reuben Wasserman to serve as Directors for a term of three years. Patrick Alias, Anthony Sun, William Krivsky, and Jerald Fishman continued as Directors after the meeting. The 40,502,410 shares represented at the meeting voted as follows: The election of Robert J. Shillman as Director, 39,390,450 votes for and 1,111,960 withheld; the election of Reuben Wasserman as Director, 38,300,768 votes for and 2,201,642 withheld.

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

10.1	—	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10.2	—	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])

10.3	—	Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2006	COGNEX CORPORATION
/s/ Robert J. Shillman
Robert J. Shillman
Chairman of the Board of Directors and Chief Executive Officer (duly authorized officer, principal executive officer)

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)