Form 10-Q
period 2006-10-01
COGNEX CORP
filed 2006-11-03
CIK 851205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 1, 2006 or

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
Yes ☐                    No ☑
     As of October 29, 2006, there were 44,589,706 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue
Product	$52,249	$52,634	$163,250	$138,688
Service	5,756	5,622	16,869	17,369

	58,005	58,256	180,119	156,057

Cost of revenue
Product (1)	12,031	11,890	38,055	34,776
Service (1)	3,416	3,865	10,695	10,834

	15,447	15,755	48,750	45,610

Gross margin
Product	40,218	40,744	125,195	103,912
Service	2,340	1,757	6,174	6,535

	42,558	42,501	131,369	110,447

Research, development, and engineering expenses (1)	7,997	7,224	24,496	20,724
Selling, general, and administrative expenses (1)	23,414	21,351	72,470	60,353

Operating income	11,147	13,926	34,403	29,370

Foreign currency loss	(282)	(410)	(707)	(602)
Investment and other income	1,518	1,156	4,856	3,599

Income before provision for income taxes	12,383	14,672	38,552	32,367

Income tax provision	2,267	3,814	8,202	8,415

Net income	$10,116	$10,858	$30,350	$23,952

Net income per common and common-equivalent share:
Basic	$0.23	$0.23	$0.66	$0.51

Diluted	$0.22	$0.22	$0.64	$0.50

Weighted-average common and common-equivalent shares outstanding:
Basic	44,825	46,931	45,905	46,536

Diluted	45,682	48,469	47,086	47,703

Cash dividends per common share	$0.085	$0.08	$0.245	$0.24

(1)	Amounts include stock-based compensation expense, as follows:

Product cost of revenue	$191	$—	$544	$—
Service cost of revenue	222	—	650	—
Research, development, and engineering	941	—	2,671	—
Selling, general, and administrative	2,121	—	6,071	—

Total stock-based compensation expense	$3,475	$—	$9,936	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,550	$72,856
Short-term investments	120,638	169,156
Accounts receivable, less reserves of $2,451 and $2,370 in 2006 and 2005, respectively	39,893	42,051
Inventories, net	28,195	18,819
Deferred income taxes	7,646	7,667
Prepaid expenses and other current assets	13,969	16,104

Total current assets	299,891	326,653

Long-term investments	56,773	70,246
Property, plant, and equipment, net	24,335	24,175
Deferred income taxes	15,809	10,227
Intangible assets, net	46,300	50,049
Goodwill	82,976	79,807
Other assets	3,399	3,405

	$529,483	$564,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,989	$7,118
Accrued expenses	49,477	43,476
Customer deposits	1,655	2,142
Deferred revenue	6,178	5,305

Total current liabilities	63,299	58,041

Commitments (Notes 3, 7, 8, 9, and 13)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 44,535 and 47,171 shares in 2006 and 2005, respectively	89	94
Additional paid-in capital	155,075	216,031
Retained earnings	323,537	304,454
Accumulated other comprehensive loss	(12,517)	(14,058)

Total shareholders’ equity	466,184	506,521

	$529,483	$564,562

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2005	47,171	$94	$216,031	$304,454	$(14,058)		$506,521
Issuance of stock under stock option, stock purchase, and other plans	442	1	9,197				9,198
Stock-based compensation expenses			9,936				9,936
Excess tax benefit from stock option exercises			1,201				1,201
Payment of dividends				(11,267)			(11,267)
Repurchase of Common Stock	(3,078)	(6)	(81,290)				(81,296)
Comprehensive income:
Net income				30,350		$30,350	30,350
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $98					166	166	166
Net unrealized gain on available-for-sale investments, net of tax of $282					480	480	480
Foreign currency translation adjustment					895	895	895

Comprehensive income						$31,891

Balance at October 1, 2006 (unaudited)	44,535	$89	$155,075	$323,537	$(12,517)		$466,184

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$30,350	$23,952
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,936	—
Depreciation and amortization	8,702	8,739
Excess tax benefit from stock option exercises	995	4,236
Deferred income tax benefit	(5,822)	(469)
Change in current assets and current liabilities	(1,676)	(6,099)
Other	48	309

Net cash provided by operating activities	42,533	30,668

Cash flows from investing activities:
Purchase of investments	(351,528)	(618,271)
Maturity and sale of investments	413,210	731,967
Purchase of property, plant, and equipment	(3,231)	(2,909)
Cash paid for business acquisitions, net of cash acquired	(3,188)	(111,591)

Net cash provided by (used in) investing activities	55,263	(804)

Cash flows from financing activities:
Payment of dividends	(11,267)	(11,173)
Repurchase of common stock	(81,296)	—
Issuance of stock under stock option plans	9,198	21,248
Excess tax benefit from stock option exercises	103	—

Net cash provided by (used in) financing activities	(83,262)	10,075

Effect of foreign exchange rate changes on cash	2,160	(2,184)

Net increase in cash and cash equivalents	16,694	37,755
Cash and cash equivalents at beginning of period	72,856	54,270

Cash and cash equivalents at end of period	$89,550	$92,025

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
In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at October 1, 2006, and the results of its operations for the three-month and nine-month periods ended October 1, 2006 and October 2, 2005, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 (“Interpretation”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. In addition, a quantitative range of any reasonably possible change and open tax years in major jurisdictions will need to be disclosed. The Company will adopt FIN No. 48 beginning in the first quarter of 2007, and has not yet determined the impact of adopting the Interpretation on its consolidated financial statements.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 1,	December 31,
	2006	2005
Cash	$79,900	$72,856
Cash equivalents	9,650	—

Total cash and cash equivalents	89,550	72,856

Municipal bonds	104,263	140,718
Commercial paper	9,875	24,584
Agency notes	4,000	—
Corporate bonds	2,500	2,500
Treasury bills	—	1,354

Total short-term investments	120,638	169,156

Municipal bonds	45,827	59,863
Limited partnership interest	10,946	10,383

Total long-term investments	56,773	70,246

	$266,961	$312,258

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
As of October 1, 2006, the Company had contributed $18,463,000 to the partnership. During the nine months ended October 1, 2006, the Company made $1,013,000 in contributions to the partnership, of which $563,000 was contributed in the quarter ended October 1, 2006. In addition, a distribution of $450,000 was received from the partnership that was accounted for as a return of capital in the quarter ended April 2, 2006. At October 1, 2006, the carrying value of this investment was $10,946,000 compared to an estimated fair value, as determined by the General Partner, of $11,468,000.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	October 1,	December 31,
	2006	2005
Raw materials	$14,940	$8,958
Work-in-process	2,352	3,406
Finished goods	10,903	6,455

	$28,195	$18,819

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
The following table summarizes the changes in the inventory-related reserves established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of
		Accrued	Operations
	Inventories	Expenses	Benefits
Reserve balance at December 31, 2005	$5,884	$1,400

Benefits to cost of product revenue recorded in the nine-month period ended October 2, 2005			$472

Inventory sold to customers	(902)	—	$902
Inventory sold to brokers	(352)	—	—
Write-off and scrap of inventory	(118)	—	—

Reserve balance at October 1, 2006	$4,512	$1,400

Benefits to cost of product revenue recorded in the nine-month period ended October 1, 2006			$902

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: Inventories (continued)
A favorable settlement of the remaining purchase commitments would result in a recovery of a portion of the remaining $1,400,000 accrued at October 1, 2006.
NOTE 5: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
October 1, 2006
Distribution networks	$38,060	$4,655	$33,405
Customer contracts and relationships	12,725	3,659	9,066
Completed technologies	6,803	3,831	2,972
Other	1,365	508	857

	$58,953	$12,653	$46,300

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2005
Distribution networks	$38,060	$2,191	$35,869
Customer contracts and relationships	12,186	2,520	9,666
Completed technologies	9,028	5,491	3,537
Other	1,264	287	977

	$60,538	$10,489	$50,049

The cost and related accumulated amortization of certain fully-amortized completed technologies totaling $2,369,000 were removed from the accounts during the quarter ended April 2, 2006. Aggregate amortization expense for the three-month and nine-month periods ended October 1, 2006 was $1,487,000 and $4,406,000, respectively, and $1,418,000 and $2,868,000 for the same periods in 2005.
Estimated amortization expense for the remainder of the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2006	1,493
2007	5,588
2008	5,588
2009	5,400
2010	5,271
Thereafter	22,960

Total	$46,300

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying amount of goodwill during the nine-month period ended October 1, 2006 were as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2005	$77,266	$2,541	$79,807
Assistware business acquisition (Note 13)	2,962	—	2,962
Siemens contingent payment (Note 13)	190	—	190
DVT purchase price adjustment (Note 13)	(298)	—	(298)
Foreign exchange rate changes	135	180	315

Balance at October 1, 2006	$80,255	$2,721	$82,976

On May 20, 2006, the Company acquired Assistware Technology. The allocation of the purchase price is subject to adjustment through the second quarter of 2007.
NOTE 7: Warranty Obligations
The Company warrants its hardware products to be free from defects in material and workmanship for periods ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer’s contract. Estimated warranty obligations are evaluated and recorded at the time of sale based upon historical costs to fulfill warranty obligations. Provisions may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. Warranty obligations are included in “Accrued Expenses” on the Consolidated Balance Sheets.
The changes in the warranty obligation were as follows (in thousands):

Balance at December 31, 2005	$1,447
Provisions for warranties issued during the period	725
Fulfillment of warranty obligations	(831)
Foreign exchange rate changes	64

Balance at October 1, 2006	$1,405

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: Indemnification Provisions (continued)
The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.
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
NOTE 9: Income Taxes and Standby Letters of Credit
On March 20, 2006, the Company provided standby letters of credit totaling 3,359,825,000 Yen (or approximately $28,444,000 based upon the exchange rate at October 1, 2006) to taxing authorities in Japan that are collateralized by investments on the Consolidated Balance Sheet. The Tokyo Regional Taxation Bureau (TRTB) asserted that Cognex Corporation had a permanent establishment in Japan that would require certain income, previously reported on U.S. tax returns for the years ended December 31, 1997 through December 31, 2001, to be subject instead to taxation in Japan. In September 2003, the Company filed a request with the Internal Revenue Service Tax Treaty Division for competent authority assistance.
During the three-month period ended October 1, 2006, the Company reached an agreement with the TRTB through the competent authority proceedings. The agreement resulted in an adjustment of the intercompany transfer price between the US parent and its Japanese subsidiary. The resulting additional tax to be paid to the TRTB, net of refunds due from US tax authorities, resulted in increased tax expense of $1,058,000 during the quarter.
During the three-month period ended October 1, 2006, the Company also recorded a $1,220,000 reduction in tax expense resulting from the expiration of the statute of limitations on an open tax year, and a $405,000 reduction resulting from the true-up of the tax provision recorded in 2005 as compared to the actual tax returns as filed. The three-month period ended July 2, 2006 included a reduction of tax expense of $869,000 from the settlement of a multi-year state tax audit during the quarter.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized for the nine-month period ended October 1, 2006 includes: (1) compensation expense for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123, and (2) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123R. In accordance with the modified prospective method, the Company’s results of operations and financial position have not been restated.
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At October 1, 2006, the Company had 10,827,520 shares available for grant under three stock option plans: the 1998 Stock Incentive Plan, 3,323,520; the 1998 Non-Employee Director Stock Option Plan, 4,000; and the 2001 General Stock Option Plan, 7,500,000. Each of these plans expire ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
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
A summary of the Company’s stock option activity for the nine-month period ended October 1, 2006 was as follows (shares and values in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	10,675	$25.36
Granted	1,657	28.78
Exercised	(437)	20.67
Forfeited or Expired	(432)	29.15

Outstanding at October 1, 2006	11,463	$25.89	6.75	$24,769

Exercisable at October 1, 2006	6,943	$25.34	5.52	$21,383

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Risk-free rate	4.9%	4.0%	4.6%	3.4%
Expected dividend yield	1.25%	1.08%	1.11%	1.27%
Expected volatility	46%	35%	45%	35%
Expected term (in years)	5.0	2.9	4.1	2.8
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
The weighted-average grant-date fair value of stock options granted during the nine-month periods ended October 1, 2006 and October 2, 2005 was $11.03 and $5.98, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 1, 2006 was $9,936,000 and $3,491,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 1, 2006 was $3,475,000 and $1,222,000, respectively. No compensation expense was capitalized at October 1, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method described in APB Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date. The total intrinsic value of stock options exercised for the nine-month periods ended October 1, 2006 and October 2, 2005 was $3,410,000 and $13,289,000, respectively.
At October 1, 2006, total unrecognized compensation expense related to non-vested stock options was $14,622,000, which is expected to be recognized over a weighted-average period of 1.3 years.
The following table details the effect on net income and net income per share had stock-based compensation expense been recorded against income for the three-month and nine-month periods ended October 2, 2005 using the fair value based method described in SFAS No. 123. The reported and pro-forma net income and net income per share for the three-month and nine-month periods ended October 1, 2006 are the same since stock-based compensation expense was recorded under the provisions of SFAS No. 123R.

	Three Months	Nine Months
	Ended	Ended
	October 2,	October 2,
	2005	2005
Net income, as reported	$10,858	$23,952
Less: Total stock-based compensation expense determined under fair value based method, net of tax	(2,360)	(7,040)

Net income, pro forma	8,498	16,912

Basic net income per share, as reported	$0.23	$0.51

Basic net income per share, pro forma	$0.18	$0.36

Diluted net income per share, as reported	$0.22	$0.50

Diluted net income per share, pro forma	$0.18	$0.35

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: Net Income Per Share
Net income per share was calculated as follows (in thousands, except per share amounts) :

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net income	$10,116	$10,858	$30,350	$23,952

Basic:
Weighted-average common shares outstanding	44,825	46,931	45,905	46,536

Net income per common share	$0.23	$0.23	$0.66	$$0.51

Diluted:
Weighted-average common shares outstanding	44,825	46,931	45,905	46,536
Effect of dilutive stock options	857	1,538	1,181	1,167

Weighted-average common and common-equivalent shares outstanding	45,682	48,469	47,086	47,703

Net income per common and common-equivalent share	$0.22	$0.22	$0.64	$0.50

Stock options to purchase 7,763,085 and 5,521,344 shares of common stock were outstanding during the three-month and nine-month periods ended October 1, 2006, respectively, and 1,586,491 and 4,151,139 for the same periods in 2005, but were not included in the calculation of diluted net income per common share because they were anti-dilutive.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: Segment Information (continued)
The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended October 1, 2006

Product revenue	$48,216	$4,033	$—	$52,249
Service revenue	3,087	2,669	—	5,756
Operating income	16,151	720	(5,724)	11,147

Nine Months Ended October 1, 2006

Product revenue	$148,564	$14,686	$—	$163,250
Service revenue	9,300	7,569	—	16,869
Operating income	50,043	2,531	(18,171)	34,403

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended October 2, 2005

Product revenue	$45,770	$6,864	$—	$52,634
Service revenue	3,033	2,589	—	5,622
Operating income	14,124	1,902	(2,100)	13,926

Nine Months Ended October 2, 2005

Product revenue	$120,363	$18,325	$—	$138,688
Service revenue	10,063	7,306	—	17,369
Operating income	31,565	4,015	(6,210)	29,370
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs and professional fees. For the nine-month period ended October 1, 2006, corporate expenses also included costs associated with the Company’s 25th Anniversary party. Asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Asset information is not provided because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.
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
The Company adjusted the purchase price allocation during the third quarter of 2006, which resulted in a $33,000 increase in accounts receivable, a $10,000 decrease in goodwill, and a $23,000 increase in accrued expenses. The purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated Fair	Amortization Period
	Value	(in years)

Accounts receivable	$58
Inventories	29
Prepaid expenses and other current assets	320
Property, plant, and equipment	32
Intangible assets
Customer contract	140	3.5
Customer relationships	100	9
Completed technologies	100	5
Goodwill	2,962

Total assets acquired	3,741

Accounts payable	280
Accrued expenses	463

Total liabilities assumed	743

Total purchase price	$2,998

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Acquisitions (continued)
The Company adjusted the purchase price allocation during the second quarter of 2006, which resulted in a $281,000 increase in prepaid expenses and other current assets, a $9,000 increase in other assets, a $298,000 decrease in goodwill, and an $8,000 decrease in accrued expenses. The final purchase price was allocated as follows (in thousands):

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

NOTE 14: Dividends
On July 27, 2006, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend was paid on August 23, 2006 to all shareholders of record at the close of business on August 11, 2006.
NOTE 15: Subsequent Events
On October 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable on November 24, 2006 to all shareholders of record at the close of business on November 10, 2006. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.
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
On May 20, 2006, the Company acquired all of the outstanding shares of Assistware Technology, a privately-held developer of Lane Departure Warning Systems for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $2,000,000 depending upon the achievement of certain performance criteria. Assistware’s results of operations for the period since the date of acquisition, as well as the amortization of acquired intangible assets, were not material to the Company’s consolidated results of operations.
With the acquisition of Assistware, the Company has entered the emerging market for machine vision systems in vehicles. These highly-specialized sensors are installed in vehicles, ranging from long-haul trucks to passenger cars, where they provide driver assistance by constantly analyzing the vehicle’s external environment and warning the driver of potentially dangerous situations. Assistware’s Lane Departure Warning System uses machine vision technology to watch the road ahead and alert drivers if they unintentionally leave their lane or if their driving pattern becomes erratic. The Company believes that entering this new market for machine visions systems is an important strategic move as the Company seeks to diversify into areas outside of the factory floor.
Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value.
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized for the nine-month period ended October 1, 2006 includes: (1) compensation expense for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123, and (2) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123R. In accordance with the modified prospective method, the Company’s results of operations and financial position have not been restated.
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
The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 1, 2006 was $9,936,000 and $3,491,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 1, 2006 was $3,475,000 and $1,222,000, respectively. No compensation expense was capitalized at October 1, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method described in APB Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date.
At October 1, 2006, total unrecognized compensation expense related to non-vested stock options was $14,622,000, which is expected to be recognized over a weighted-average period of 1.3 years.
Results of Operations
Revenue
Revenue for the three-month and nine-month periods ended October 1, 2006 totaled $58,005,000 and $180,119,000, respectively, compared to $58,256,000 and $156,057,000 for the same periods in 2005, representing relatively flat revenue for the three-month period and a 15% increase for the nine-month period. Revenue for the three-month period remained essentially flat with the prior year, as a higher volume of modular vision systems sold to customers in the semiconductor and electronics capital equipment market was offset by a lower volume of surface inspection sales. Sales to customers who make capital equipment for the semiconductor and electronics industries increased by $2,729,000, or 17%, from the prior year for the three-month period, and sales to surface inspection customers declined by $2,751,000, or 29%, for the same period. Revenue for the nine-month period increased over the prior year primarily due to a higher volume of modular vision systems sold to customers in the semiconductor and electronics capital equipment market, and to a lesser extent, the discrete factory automation market. In May 2005, the Company acquired DVT Corporation, and as a result, expanded its worldwide distribution network and product offering to the discrete factory automation market. Sales of acquired DVT products contributed to the increase in factory automation revenue. Sales to customers who make capital equipment for the semiconductor and electronics industries increased by $16,653,000, or 40%, for the nine-month period, while sales to discrete manufacturing customers in the factory automation area increased by $10,785,000, or 12%, for the same period. Sales to surface inspection customers declined by $3,376,000, or 13%, from the prior year for the nine-month period. Despite the increase in sales to semiconductor and capital equipment manufacturers from the prior year, revenue from customers outside of this sector continued to account for the majority of the Company’s revenue, representing 68% of total revenue for the three-month and nine-month periods in 2006, respectively, compared to 73% and 74% for the same periods in 2005.
Product revenue for the three-month and nine-month periods ended October 1, 2006 totaled $52,249,000 and $163,250,000, respectively, compared to $52,634,000 and $138,688,000 for the same periods in

2005, representing relatively flat revenue for the three-month period and an 18% increase for the nine- month period. The increase in product revenue for the nine-month period was primarily due to higher revenues from semiconductor and electronics capital equipment manufacturers, as well as discrete factory automation customers. Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, totaled $5,756,000 and $16,869,000 for the three-month and nine-month periods ended October 1, 2006, respectively, compared to $5,622,000 and $17,369,000 for the same periods in 2005, representing relatively flat revenue for the three-month and nine-month periods. Service revenue represented 10% and 9% of total revenue for the three-month and nine-month periods in 2006, respectively, compared to 10% and 11% for the same periods in 2005.
MVSD revenue for the three-month and nine-month periods ended October 1, 2006 totaled $51,303,000 and $157,864,000, respectively, compared to $48,803,000 and $130,426,000 for the same periods in 2005, representing a 5% increase for the three-month period and a 21% increase for the nine-month period. The increase in MVSD revenue for both periods was primarily due to higher revenues from the semiconductor and electronics capital equipment market. Higher revenues from the discrete factory automation market, as a result of the DVT acquisition, also contributed to the increase for the nine-month period. SISD revenue was down from the prior year, amounting to $6,702,000 and $22,255,000 for the three-month and nine-month periods ended October 1, 2006, respectively, compared to $9,453,000 and $25,631,000 for the same periods in 2005, representing a 29% decrease for the three-month period and a 13% decrease for the nine-month period. The decrease for both periods is attributed to the delay of projects by customers, due to a slowing manufacturing economy, as well as mergers in the metals industry. SISD revenue decreased as a percentage of total revenue to 12% for the three-month and nine-month periods in 2006, compared to 16% for both periods in 2005.
Gross Margin
Gross margin as a percentage of revenue was 73% for the three-month and nine-month periods ended October 1, 2006, compared to 73% and 71% for the same periods in 2005. The consistency in the gross margin percentage for the three-month period was primarily due to revenue remaining relatively flat. The increase in gross margin for the nine-month period was due principally to the impact of the higher sales volume, as well as a shift in mix to modular vision systems, which have higher margins than the sale of surface inspection systems and services. Stock-based compensation expense recorded to cost of revenue was $413,000 and $1,194,000 for the three-month and nine-month periods ended October 1, 2006, respectively, which had a relatively small impact on the total gross margin percentage.
Product gross margin as a percentage of revenue was 77% for both the three-month and nine-month periods ended October 1, 2006, compared to 77% and 75% for the same periods in 2005. The increase in product margin for the nine-month period was due principally to the impact of the higher sales volume, as well as a shift in mix to higher-margin modular vision systems. Service gross margin as a percentage of revenue was 41% and 37% for the three-month and nine-month periods ended October 1, 2006, respectively, compared to 31% and 38% for the same periods in 2005. A reduction in service personnel due to the elimination of redundancies had a favorable impact on the service margin from the prior year. This was offset, however, by the inclusion of stock-based compensation expense in 2006.
MVSD gross margin as a percentage of revenue was 77% for the three-month and nine-month periods ended October 1, 2006, compared to 78% and 75% for the same periods in 2005. The increase in MVSD margin for the nine-month period was primarily due to the impact of the higher sales volume, as well as a shift in mix to higher-margin product revenue. SISD gross margin as a percentage of revenue was 48% and 47% for the three-month and nine-month periods ended October 1, 2006, respectively, compared to 49% for the same periods in 2005.
Operating Expenses
Research, development, and engineering expenses (R,D&E) for the three-month and nine-month periods ended October 1, 2006 were $7,997,000 and $24,496,000, respectively, compared to $7,224,000 and $20,724,000 for the same periods in 2005, representing an 11% increase for the three-month period and 18% increase for the nine-month period. MVSD R,D&E expenses increased $787,000, or 12%, and $3,478,000, or 19%, for the three-month and nine-month periods ended October 1, 2006, respectively.

The increase for the three-month period was primarily due to $873,000 of stock-based compensation expense, offset by lower company bonus accruals. The nine-month increase was due principally to $2,473,000 of stock-based compensation expense, additional engineering personnel resulting from the acquisition of DVT Corporation in May 2005, and an increase in outside service costs related to patent activity and new product initiatives. SISD R,D&E expenses decreased $14,000, or 2%, for the three-month period, despite $68,000 of stock-based compensation expense, and increased $294,000, or 14%, for the nine-month period, of which $198,000 represented stock-based compensation expense.
R,D&E expenses as a percentage of revenue were 14% for the three-month and nine-month periods ended October 1, 2006, and 12% and 13% for the same periods in 2005. The Company believes that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. Although the Company targets its R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, the Company has numerous research and development projects underway, and the Company believes that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses for the three-month and nine-month periods ended October 1, 2006 were $23,414,000 and $72,470,000, respectively, compared to $21,351,000 and $60,353,000 for the same periods in 2005, representing an 10% increase for the three-month period and a 20% increase for the nine-month period. MVSD S,G&A expenses increased $1,220,000, or 7%, and $8,340,000, or 17%, for the three-month and nine-month periods ended October 1, 2006, respectively. The increase for the three-month period was primarily due to $1,381,000 of stock-based compensation expense, as well as additional personnel to support the Company’s distribution network, offset by lower company bonus accruals and marketing expenses, which are typically lower in the summer months. The nine-month increase was due principally to $3,877,000 of stock-based compensation expense, as well as investments in sales and marketing in the discrete factory automation market, including the acquisition of DVT Corporation in May 2005. This acquisition resulted in additional sales and marketing expenses related to managing a worldwide distribution network, as well as additional amortization expense of $1,259,000 for the nine-month period, related to acquired intangible assets. SISD S,G&A expenses increased $176,000, or 9%, and $231,000, or 4%, for the three-month and nine-month periods ended October 1, 2006, respectively. The increase in expenses for both periods was due principally to stock-based compensation expense of $221,000 and $672,000 recorded in the three-month and nine-month periods ended October 1, 2006, respectively, offset by lower compensation expenses, including commissions.
Corporate expenses that are not allocated to a division for the three-month and nine-month periods ended October 1, 2006 were $2,767,000 and $9,756,000, respectively, compared to $2,100,000 and $6,210,000 for the same periods in 2005. Stock-based compensation expense represented $518,000 of the increase for the three-month period, with the remaining increase of $149,000 primarily due to professional fees, partially offset by lower company bonus accruals. Stock-based compensation expense represented $1,521,000 of the increase for the nine-month period, with the remaining increase of $2,025,000 due principally to costs associated with the Company’s 25th Anniversary party held in January 2006, as well as higher professional fees.
Nonoperating Income
Investment and other income for the three-month and nine-month periods ended October 1, 2006 totaled $1,518,000 and $4,856,000, respectively, compared to $1,156,000 and $3,599,000 for the same periods in 2005, representing a 31% increase in the three-month period and a 35% increase in the nine-month period. Although the average invested balance declined in the past year due to net cash outlays related primarily to the Company’s stock repurchase program, investment and other income increased over the prior year because the Company earned higher yields on its portfolio of debt securities.
During the three-month and nine-month periods ended October 1, 2006, the Company recorded foreign currency losses of $282,000 and $707,000, respectively, compared to losses of $410,000 and $602,000 for the same periods in 2005. The losses during the three-month period ended October 1, 2006 were primarily due to the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another, whereas the losses during the nine-month period were primarily due to the revaluation of cash balances on the Company’s subsidiaries’ books that are denominated in a currency other than the subsidiaries’ functional currency. The losses during both periods in 2005 were primarily due to the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another.
Income Taxes
The Company’s effective tax rate for the three-month and nine-month periods ended October 1, 2006 was 18% and 21%, respectively, compared to 26% for both periods in 2005. The third quarter of 2006 included the settlement of a long-standing tax audit in Japan that required an increase to tax expense of $1,058,000, offset by a reduction of tax expense due to the expiration of the statute of limitations of $1,220,000 and the final true-up of the prior year’s tax accrual of $405,000. The second quarter of 2006 included a reduction of tax expense of $869,000 from the settlement of a multi-year state tax audit during the quarter.
The Company’s effective tax rate decreased by eight percentage points and five percentage points for the three-month and nine-month periods ended October 1, 2006, respectively, of which five percentage points represented one-time tax adjustments for the three-month period, and four percentage points for the nine-month period ended October 1, 2006. The remaining decrease of three percentage points for the three- month period and one percentage point for the nine-month period was due to more of the Company’s profits being earned in lower tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded the Company’s operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $266,961,000 at October 1, 2006, representing 57% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period ended October 1, 2006 were met with existing cash, cash equivalent, and investment balances, as well as positive cash flow from operations. Cash requirements primarily consisted of operating activities and the Company’s dividend and stock repurchase programs. Capital expenditures during the nine-month period ended October 1, 2006 totaled $3,231,000 and consisted primarily of expenditures for computer hardware.
On June 30, 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $22,500,000 through December 31, 2010. As of October 1, 2006, the Company had contributed $18,463,000 to the partnership, including $1,013,000 during the nine-month period ended October 1, 2006. The remaining commitment of $4,037,000 can be called by Venrock in any period through 2010.
On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. During the six-month period ended July 2, 2006, the Company repurchased 2,260,941 shares at a cost of $61,883,000, which completed the Company’s repurchases under this program. On July 27, 2006, the Company’s Board of Directors authorized a new program for the repurchase of up to $100,000,000 of the Company’s Common Stock in open market transactions. During the three-month period ended October 1, 2006, the Company repurchased 817,408 shares at a cost of $19,413,000. The stock repurchase will be at the Company’s discretion depending on a variety of factors, including price levels and share availability.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter. During the nine-month period ended October 1, 2006, the Company made dividend payments totaling $11,267,000, which amounted to $0.080 per share in the three-month periods ended April 2, 2006 and July 2, 2006, and $0.085 in the three-month period ended October 1, 2006. On October 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable during the fourth quarter of 2006. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board deems relevant.
On May 22, 2006, the Company acquired all of the outstanding shares of Assistware Technology for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $1,500,000 in 2007 and up to $500,000 in 2008 depending upon the achievement of certain performance criteria.
The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2006 and the foreseeable future.
New Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 (“Interpretation”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. In addition, a quantitative range of any reasonably possible change and open tax years in major jurisdictions will need to be disclosed. The Company will adopt FIN No. 48 beginning in the first quarter of 2007, and has not yet determined the impact of adopting the Interpretation on its consolidated financial statements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2005.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

On March 13, 2006, the Company filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable and/or not infringed by Cognex Corporation. The patent assertions relate to two-dimensional symbology reading; in particular, the defendants have alleged that any company reading a data matrix code infringe the subject patents. While the defendants have not asserted the patents against Cognex Corporation, they have filed litigation against several companies asserting infringement, including certain Cognex Corporation customers, demanding that these parties enter into a license arrangement with the defendants to operate under the patents. In addition to the potential threat of litigation, the Company has certain indemnity obligations relating to its contracts with these customers, which led to the Company’s decision to take this action. The litigation is in its early stages and discovery will begin shortly. Cognex Corporation cannot predict the outcome of this matter, and although the Company believes it has a meritorious case, an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, results of operations, and/or indemnification obligations.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against Cognex Corporation. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company’s financial position, liquidity, or results of operations after giving effect to provisions already recorded.

ITEM 1A.	RISK FACTORS

For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased	that May
			as Part of	Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 3 – August 2, 2006	64,879	$23.29	64,879	—
August 3 – September 2, 2006	752,529	$23.79	752,529	—
September 3 – October 1, 2006	—	—	—	—

Total	817,408	$23.75	817,408	$80,587,000

(1)	On December 12, 2000, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. During the quarter ended July 2, 2006, this repurchase program was completed. On July 27, 2006, the Company’s Board of Directors authorized a new program for the repurchase of up to $100,000,000 of the Company’s Common Stock, of which 817,408 shares were repurchased at a cost of $19,413,000.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
ITEM 5.	OTHER INFORMATION

None
ITEM 6.	EXHIBITS
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

DATE: November 3, 2006	COGNEX CORPORATION

/s/ Robert J. Shillman

Robert J. Shillman
Chairman of the Board of Directors and Chief Executive Officer
(duly authorized officer, principal executive officer)

/s/ Richard A. Morin

Richard A. Morin
Senior Vice President of Finance and Administration, Chief
Financial Officer, and Treasurer
(duly authorized officer, principal financial and accounting officer)