Form 10-Q
period 2007-04-01
COGNEX CORP
filed 2007-05-10
CIK 851205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 1, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-17869
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of	04-2713778 (I.R.S. Employer
incorporation or organization)	Identification No.)
One Vision Drive
Natick, Massachusetts 01760-2059
(508) 650-3000
(Address, including zip code, and telephone number,
including area code, of principal executive offices)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     As of April 29, 2007, there were 44,239,835 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(unaudited)
Revenue
Product	$44,913	$53,649
Service	6,016	5,391

	50,929	59,040

Cost of revenue
Product (1)	10,810	13,046
Service (1)	3,611	3,664

	14,421	16,710

Gross margin
Product	34,103	40,603
Service	2,405	1,727

	36,508	42,330

Research, development, and engineering expenses (1)	7,931	7,917
Selling, general, and administrative expenses (1)	23,973	23,779

Operating income	4,604	10,634

Foreign currency loss	(118)	(145)
Investment and other income	1,778	1,566

Income before income tax expense	6,264	12,055

Income tax expense	1,629	3,255

Net income	$4,635	$8,800

Net income per common and common-equivalent share:
Basic	$0.10	$0.19

Diluted	$0.10	$0.18

Weighted-average common and common-equivalent shares outstanding:
Basic	44,434	46,922

Diluted	44,905	48,419

Cash dividends per common share	$0.085	$0.08

(1) Amounts include stock-based compensation expense, as follows:
Product cost of revenue	$163	$156
Service cost of revenue	129	199
Research, development, and engineering	822	782
Selling, general, and administrative	1,878	1,819

Total stock-based compensation expense	$2,992	$2,956

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 1,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,666	$87,361
Short-term investments	115,463	128,319
Accounts receivable, less reserves of $1,519 and $1,662 in 2007 and 2006, respectively	38,042	40,055
Inventories, net	32,724	30,583
Deferred income taxes	8,617	8,636
Prepaid expenses and other current assets	16,278	18,127

Total current assets	302,790	313,081

Long-term investments	59,422	50,540
Property, plant, and equipment, net	26,509	26,028
Deferred income taxes	10,449	9,002
Intangible assets, net	43,617	44,988
Goodwill	83,391	83,318
Other assets	7,899	1,694

	$534,077	$528,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,640	$6,463
Accrued expenses	30,544	31,064
Accrued income taxes	1,943	1,181
Customer deposits	1,965	842
Deferred revenue	8,197	6,884

Total current liabilities	48,289	46,434

Reserve for income taxes	12,743	8,367

Commitments (Notes 3, 7, 8, and 9)

Shareholders’ equity:
Common stock, $.002 par value —
Authorized: 140,000 shares, issued: 44,345 and 44,403 shares in 2007 and 2006, respectively	89	89
Additional paid-in capital	156,684	155,136
Retained earnings	326,087	329,251
Accumulated other comprehensive loss	(9,815)	(10,626)

Total shareholders’ equity	473,045	473,850

	$534,077	$528,651

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity

Balance at December 31, 2006	44,403	$89	$155,136	$329,251	$(10,626)		$473,850
Issuance of common stock under stock option plans	66		1,101				1,101
Stock-based compensation expense			2,992				2,992
Excess tax benefit from stock option exercises			125				125
Repurchase of common stock	(124)		(2,670)				(2,670)
Payment of dividends				(3,778)			(3,778)
Reduction in retained earnings related to the adoption of FIN 48 (Note 9)				(4,021)			(4,021)
Comprehensive income:
Net income				4,635		$4,635	4,635
Losses on currency swaps, net of gains on long-term intercompany loans, net of tax of $63					(107)	(107)	(107)
Net unrealized gain on available-for-sale investments, net of tax of $46					78	78	78
Foreign currency translation adjustment					840	840	840

Comprehensive income						$5,446

Balance at April 1, 2007 (unaudited)	44,345	$89	$156,684	$326,087	$(9,815)		$473,045

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$4,635	$8,800
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	2,992	2,956
Depreciation and amortization	2,812	2,810
Excess tax benefit from stock option exercises	(125)	(798)
Deferred income tax benefit	(1,443)	(1,469)
Deposit related to Japan tax audit (Note 9)	(5,984)	—
Change in operating assets and liabilities	3,601	2,061

Net cash provided by operating activities	6,488	14,360

Cash flows from investing activities:
Purchase of investments	(109,555)	(166,310)
Maturity and sale of investments	113,278	183,920
Purchase of property, plant, and equipment	(1,487)	(1,031)

Net cash provided by investing activities	2,236	16,579

Cash flows from financing activities:
Issuance of common stock under stock option plans	1,101	5,436
Repurchase of common stock	(2,670)	(25,027)
Payment of dividends	(3,778)	(3,785)
Excess tax benefit from stock option exercises	125	798

Net cash used in financing activities	(5,222)	(22,578)

Effect of exchange rate changes on cash	803	663

Net increase in cash and cash equivalents	4,305	9,024
Cash and cash equivalents at beginning of period	87,361	72,856

Cash and cash equivalents at end of period	$91,666	$81,880

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In the opinion of the management of Cognex Corporation, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at April 1, 2007, and the results of its operations for the three-month periods ended April 1, 2007 and April 2, 2006, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 1, 2007 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for the Company’s fiscal year ended December 31, 2008, although earlier adoption is permitted. The Company does not expect this Statement to have a material impact on its financial condition or results of operations.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	April 1,	December 31,
	2007	2006
Cash	$88,466	$84,361
Cash equivalents	3,200	3,000

Cash and cash equivalents	91,666	87,361

Municipal bonds	106,463	108,332
Commercial paper	9,000	15,988
Agency notes	—	3,999

Short-term investments	115,463	128,319

Municipal bonds	50,512	39,594
Limited partnership interest	8,910	10,946

Long-term investments	59,422	50,540

	$266,551	$266,220

     In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000 with an expiration date of December 31, 2010. In January 2007, Venrock reduced the Company’s total commitment from $22,500,000 to $20,500,000.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Cash, Cash Equivalents, and Investments (continued)
As of April 1, 2007, the Company had contributed $18,975,000 to the partnership, including $512,000 during the quarter ended April 1, 2007. The Company received a distribution of $2,548,000 from Venrock during the quarter ended April 1, 2007 that was accounted for as a return of capital. At April 1, 2007, the carrying value of this investment was $8,910,000 compared to an estimated fair value, as determined by the General Partner, of $11,184,000.
NOTE 4: Inventories
Inventories consist of the following (in thousands):

	April 1,	December 31,
	2007	2006
Raw materials	$17,579	$16,746
Work-in-process	1,881	1,630
Finished goods	13,264	12,207

	$32,724	$30,583

In 2001, the Company recorded a $16,300,000 charge in “Cost of product revenue” on the Consolidated Statement of Operations for excess inventories and purchase commitments resulting from an extended slowdown in the semiconductor and electronics industries, as well as the expected transition to newer Cognex hardware platforms by the Company’s OEM customers. A total of $12,500,000 of this charge represented reserves against existing inventories and was accordingly included in “Inventories” on the Consolidated Balance Sheet. The remaining $3,800,000 of this charge represented commitments to purchase excess components and systems from various suppliers and accordingly was included in “Accrued expenses” on the Consolidated Balance Sheet. A favorable settlement of these purchase commitments would result in a recovery of a portion of the remaining $1,400,000 accrued at April 1, 2007.
The following table summarizes the change during the quarter ended April 1, 2007 in the inventory-related reserve established in the fourth quarter of 2001 (in thousands):

	Balance Sheet		Statement of
		Accrued	Operations
	Inventories	Expenses	Benefits
Reserve balance at December 31, 2006	$4,008	$1,400

Benefits to cost of product revenue recorded in the first quarter of 2006			$252

Inventory sold to customers	(119)	—	$119
Inventory sold to brokers	(467)	—	—
Write-off and scrap of inventory	(85)	—	—

Reserve balance at April 1, 2007	$3,337	$1,400

Benefits to cost of product revenue recorded in the first quarter of 2007			$119

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: Intangible Assets
Amortized intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
April 1, 2007
Distribution networks	$38,060	$6,298	$31,762
Customer contracts and relationships	13,061	4,482	8,579
Completed technologies	6,692	4,101	2,591
Other	1,423	738	685

	$59,236	$15,619	$43,617

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2006
Distribution networks	$38,060	$5,477	$32,583
Customer contracts and relationships	13,002	4,110	8,892
Completed technologies	6,834	4,086	2,748
Other	1,422	657	765

	$59,318	$14,330	$44,988

The cost and related accumulated amortization of certain fully-amortized completed technologies totaling $150,000 were removed from the accounts during the quarter ended April 1, 2007. Aggregate amortization expense for the three-month periods ended April 1, 2007 and April 2, 2006 was $1,404,000 and $1,452,000, respectively.
Estimated amortization expense for the remainder of the fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2007	$4,226
2008	5,629
2009	5,441
2010	5,312
2011	4,405
Thereafter	18,604

Total	$43,617

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying value of goodwill during the three-month period ended April 1, 2007 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2006	$80,485	$2,833	$83,318
Foreign exchange rate changes	49	24	73

Balance at April 1, 2007	$80,534	$2,857	$83,391

NOTE 7: Warranty Obligations
The Company warrants its hardware products to be free from defects in material and workmanship for periods ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer arrangement. Warranty obligations are evaluated and recorded at the time of sale since it is probable that customers will make claims under warranties related to products that have been sold and the amount of these claims can be reasonably estimated based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheet.
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2006	$1,387
Provisions for warranties issued during the period	281
Fulfillment of warranty obligations	(452)
Foreign exchange rate changes	8

Balance at April 1, 2007	$1,224

NOTE 8: Indemnification Provisions
From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that the Company will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to the Company’s products. These indemnification provisions generally offer coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not incurred material costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.
Except as limited by Massachusetts law, and pursuant to the by-laws of the Company, the Company is obligated to indemnify its current and former officers and directors for certain events that occur or occurred while the officer or director is or was serving in such capacity. The term of the indemnification period is for each respective officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance policy coverage, the company believes the estimated fair value of these indemnification obligations is minimal.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Income Taxes
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.
Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.
Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007, and as a result, recognized a $4,021,000 increase in liabilities and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for recognition under SFAS No. 5. During the first quarter of 2007, the Company recognized a $355,000 increase in liabilities for uncertain tax positions as part of its income tax accrual for the quarter, of which $206,000 was estimated interest and penalties.
Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at April 1, 2007. These liabilities include $2,376,000 of estimated interest and penalties, for which it is the Company’s policy to record as income tax expense.
The tax years 2000 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service (IRS) is auditing tax years 2003 through 2005. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Tax Board (TRTB) is auditing tax years 2002 through 2005 and has recently issued a finding that a permanent establishment exists with a Cognex subsidiary located in Ireland. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this tax audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid an assessment of 699,289,000 Yen (or approximately $5,984,000) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
The changes in the reserve for income taxes are as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
Provisions during the period	355

Balance at April 1, 2007	$12,743

The Company had unrecognized tax benefits of $12,388,000 at January 1, 2007, of which $11,388,000 would decrease income tax expense if recognized and the remainder would reduce goodwill if recognized.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At April 1, 2007, the Company had 11,943,720 shares available for grant under three stock option plans: the 1998 Stock Incentive Plan, 4,433,470; the 1998 Non-Employee Director Stock Option Plan, 10,250; and the 2001 General Stock Option Plan, 7,500,000. Each of these plans expire ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
In April 1998, the shareholders approved the 1998 Stock Incentive Plan, under which the Company initially was able to grant stock options and stock awards to purchase up to 1,700,000 shares of common stock. Effective January 1999 and each January 1st thereafter during the term of the 1998 Stock Incentive Plan, the number of shares of common stock available for grants of stock options and stock awards is increased automatically by an amount equal to 4.5% of the total number of issued shares of common stock as of the close of business on December 31st of the preceding year.
In April 2007, the shareholders of the Company approved the Cognex Corporation 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 2007 Plan will take effect when the Company’s 1998 Stock Incentive Plan expires in February 2008. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock. The maximum number of shares to be issued under the 2007 Plan is 2,300,000 shares of the Company’s common stock. In addition, the Company will reduce the number of shares authorized for issuance under its existing stock option plans by an aggregate of 4,000,000 shares. The reduction will be made from the shares remaining for future issuance under the Company’s 1998 Non-Employee Director Stock Option Plan, the 1998 Stock Incentive Plan, and/or the 2001 General Stock Option Plan.
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
The following is a summary of the Company’s stock option activity for the quarter ended April 1, 2007 (shares and values in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2006	11,324	$25.90
Granted	1,250	21.68
Exercised	(66)	16.89
Forfeited or Expired	(312)	26.86

Outstanding at April 1, 2007	12,196	$25.49	6.4	$9,550

Exercisable at April 1, 2007	8,327	$25.44	5.2	$9,493

The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Management is

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considered a number of factors, including information provided by an outside valuation advisor.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended
	April 1, 2007	April 2, 2006
Risk-free rate	4.9%	4.5%
Expected dividend yield	1.5%	1.10%
Expected volatility	35%	45%
Expected term (in years)	4.3	4.0
Risk-free rate
The risk-free rate was based on a treasury instrument whose term was consistent with the contractual term of the option.
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
Expected volatility
The expected volatility was based on a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The weighted-average grant-date fair value of stock options granted during the first quarter of 2007 and 2006 was $6.84 and $11.12, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
The amount of compensation expense recognized at the end of the vesting period is based on the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that approximately 69% of its stock options will actually vest, and therefore, has applied a weighted-average annual forfeiture rate of 10% to all unvested options. This rate was revised during the quarter ended April 1, 2007, and will be revised, if necessary, in subsequent periods if actual forfeitures differ from this estimate. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest.
The total stock-based compensation expense and the related income tax benefit recognized for the quarter ended April 1, 2007 was $2,992,000 and $977,000, respectively, and for the quarter ended April 2, 2006 was $2,956,000 and $1,038,000, respectively. No compensation expense was capitalized at April 1, 2007 or April 2, 2006.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
At April 1, 2007, total unrecognized compensation expense related to non-vested stock options was $15,946,000, which is expected to be recognized over a weighted-average period of 1.8 years.
NOTE 11: Net Income Per Share
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(unaudited)
Net income	$4,635	$8,800

Basic:
Weighted-average common shares outstanding	44,434	46,922

Net income per common share	$0.10	$0.19

Diluted:
Weighted-average common shares outstanding	44,434	46,922
Effect of dilutive stock options	471	1,497

Weighted-average common and common-equivalent shares outstanding	44,905	48,419

Net income per common and common-equivalent share	$0.10	$0.18

Stock options to purchase 8,690,348 and 3,488,808 shares of common stock were outstanding during the three-month periods ended April 1, 2007 and April 2, 2006, respectively, but were not included in the calculation of diluted net income per common share because they were anti-dilutive.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: Segment Information (continued)
The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended April 1, 2007

Product revenue	$41,933	$2,980	—	$44,913
Service revenue	3,199	2,817	—	6,016
Operating income (loss)	10,934	(625)	$(5,705)	4,604

Three Months Ended April 2, 2006

Product revenue	$49,297	$4,352	—	$53,649
Service revenue	3,096	2,295	—	5,391
Operating income	16,898	231	$(6,495)	10,634
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs and professional fees. Corporate expenses for the quarter ended April 1, 2006 also included costs associated with the Company’s 25th Anniversary party. Asset information by segment is not produced internally for use by the chief operating decision maker because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world, and therefore, is not presented.
NOTE 13: Dividends
On January 23, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend was paid on February 23, 2007 to all shareholders of record at the close of business on February 9, 2007.
NOTE 14: Subsequent Event
On April 18, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable on May 25, 2007 to all shareholders of record at the close of business on May 11, 2007. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $1,000,000 in the fourth quarter of 2007, and up to $500,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company has determined that the contingent payment in the second quarter of 2007 has been earned and will make a payment of $500,000 during the second quarter that will be allocated to goodwill.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) global economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products; (12) the inability to enter new commercial markets for machine vision systems; (13) the inability to protect the Company’s proprietary technology and intellectual property; (14) the Company’s involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating acquired businesses; and (17) the inability to achieve expected results from acquisitions. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. The Company’s customers can be classified into the following markets:
•	Semiconductor and Electronics Capital Equipment Market: These manufacturers purchase Cognex machine vision systems and integrate them into the capital equipment that they manufacture and then sell to their customers in the semiconductor and electronics industries that either make computer chips or make printed circuit boards containing computer chips. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of the Company’s products. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns.

•	Discrete Factory Automation Market: This market includes a wide array of manufacturers who use machine vision for applications in a variety of industries, including the automotive, consumer electronics, food and beverage, healthcare pharmaceutical, and aerospace industries. These customers purchase Cognex machine vision systems either directly from the Company or through a reseller and install them on their production lines.

•	Surface Inspection Market: These customers are manufacturers of materials processed in a continuous fashion, such as paper and metals. These customers need sophisticated machine vision to detect and classify defects in the surfaces of those materials as they are being processed at high speeds.

•	Commercial Markets: The Company’s commercial products currently serve the building automation and security market for vision-based “people” sensing and counting, as well as the automotive and truck market for vehicle-based “driver-assist” vision sensors that enhance vehicle safety and driver convenience. Although sales to commercial customers were not material in 2006 and are not expected to be material in 2007, the Company believes that entering these new commercial markets for machine vision systems is an important strategic move to diversify into areas beyond industrial manufacturing.
Revenue amounted to $50,929,000 for the quarter ended April 1, 2007, representing a 14% decrease over the same period in 2006. Sales to semiconductor and electronics capital equipment manufacturers, discrete factory automation customers, and surface inspection customers decreased 23%, 8%, and 13%, respectively, from the prior year. As a result, net income per diluted share decreased to $0.10 for the quarter ended April 1, 2007 from $0.18 for the same period in 2006.
Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value.
SFAS No. 123R was adopted by the Company on January 1, 2006 using the modified prospective method in which compensation expense is recognized beginning on the effective date. Under this transition method, compensation expense recognized after January 1, 2006 includes: (1) compensation expense for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123, and (2) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated under SFAS No. 123R.
The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123. The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Readers should refer to Note 10: Stock-Based Compensation Expense to the Consolidated Financial Statements for a detailed description of the valuation assumptions.
The total stock-based compensation expense and the related income tax benefit recognized for the quarter ended April 1, 2007 was $2,992,000 and $977,000, respectively, and for the quarter ended April 2, 2006 was $2,956,000 and $1,038,000, respectively. No compensation expense was capitalized at April 1, 2007 or April 2, 2006. The stock-based compensation expense was relatively consistent in each period presented in total and by function, and therefore, did not contribute significantly to any changes in the results of operations.
At April 1, 2007, total unrecognized compensation expense related to non-vested stock options was $15,946,000, which is expected to be recognized over a weighted-average period of 1.8 years.
Results of Operations
Revenue
Revenue for the quarter ended April 1, 2007 decreased 14% to $50,929,000 from $59,040,000 for the quarter ended April 2, 2006. This decrease was primarily due to lower sales to customers in the semiconductor and electronics capital equipment market, and to a lesser extent, the discrete factory automation and surface inspection markets. Geographically, revenue decreased from the prior year in all of the Company’s major regions, but most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located.
Sales to customers who make capital equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 30% of the Company’s total revenue in the first quarter of 2007 and decreased by $4,572,000, or 23%, from the first quarter of 2006. Revenue from this sector has been gradually declining since the first quarter of 2006 due to industry cyclicality, and the Company does not expect a significant increase in this business in 2007.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 59% of the Company’s total revenue in the first quarter of 2007 and decreased by $2,697,000, or 8%, from the first quarter of 2006. The Company offers a full range of machine vision products to its factory automation customers at different capability/price points, from its programmable PC-based vision systems to its low-cost, easy-to-use vision sensors. Sales of the Company’s PC-based vision systems decreased from the prior year primarily in the electronics industry. This decline, however, was partially offset by higher sales of the Company’s Industrial ID products, including Dataman and In-Sight ID readers. The Company is investing in new product offerings and distribution channels for the factory automation market with the goal of growing this business in 2007.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 11% of the Company’s total revenue in the first quarter of 2007 and declined by $850,000, or 13%, from the first quarter of 2006. This decrease is attributed to lower product revenue as a result of customers delaying projects due to a slowing manufacturing economy. Furthermore, at the end of 2006 a larger than normal portion of systems in the backlog were for new production lines that will not ship until the line is ready, which can be unpredictable. Since the average order size for a SmartView® surface inspection system is relatively large, the timing of customer projects, system deliveries, and installations can have a significant impact on the quarterly, and even annual, distribution of revenue.
Product revenue for the quarter ended April 1, 2007 decreased 16% to $44,913,000 from $53,649,000 for the quarter ended April 2, 2006. The decrease was primarily due to a lower volume of vision systems sold to semiconductor and electronics capital equipment manufacturers, as well as discrete factory automation and surface inspection customers. In addition, the average selling price of the Company’s

MVSD products decreased from the prior year due to the continued shift away from PC-based vision systems to vision sensors, which have a lower average selling price.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased 12% to $6,016,000 for the quarter ended April 1, 2007 from $5,391,000 for the quarter ended April 2, 2006 due principally to the timing of surface inspection services, including installations. Service revenue increased as a percentage of total revenue to 12% in 2007 from 9% in 2006.
Gross Margin
Gross margin as a percentage of revenue remained consistent at 72% for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. The gross margin was flat year-on-year despite lower revenue primarily due to lower manufacturing overhead costs. During 2006, the Company shifted a portion of its manufacturing operations from Massachusetts to Ireland, which resulted in certain start-up costs incurred in the first half of 2006.
MVSD gross margin as a percentage of revenue remained consistent at 76% for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. SISD gross margin as a percentage of revenue was 38% for 2007 compared to 40% for 2006. The decrease in SISD margin was due to lower product revenue, without a corresponding decrease in expenses.
Product gross margin as a percentage of revenue remained consistent at 76% for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. Service gross margin as a percentage of revenue was 40% for 2007 compared to 32% for 2006. The increase in service margin was due to higher SISD service revenue, without a corresponding increase in expenses due to improved installation efficiencies.
Operating Expenses
Research, development, and engineering (R,D&E) expenses were relatively consistent year-on-year amounting to $7,931,000 for the quarter ended April 1, 2007, compared to $7,917,000 for the quarter ended April 2, 2006. MVSD R,D&E expenses decreased $78,000, or 1%, from the prior year. SISD R,D&E expenses increased $92,000, or 12%, from the prior year, due to higher spending on activities related to the Smartview® product line.
R,D&E expenses as a percentage of revenue were 16% in 2007 and 13% in 2006. The Company believes that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. Although the Company generally targets its R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, the Company has numerous research and development projects underway, and we believe that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses were relatively consistent amounting to $23,973,000 for the quarter ended April 1, 2007, compared to $23,779,000 for the quarter ended April 2, 2006. MVSD S,G&A expenses increased $581,000, or 3%, from the prior year, while SISD S,G&A expenses increased $214,000, or 10%, from 2006. Corporate expenses that are not allocated to either division decreased $601,000, or 15%, from the prior year.
The increase in MVSD expenses resulted from the unfavorable impact of foreign exchange rate changes on the Company’s international operations, and the timing of the Company’s annual sales kick-off meetings, partially offset by lower costs related to the timing of marketing activities such as advertising and customer seminars. The increase in SISD S,G&A expenses was due principally to increased compensation expenses. The decrease in corporate expenses was primarily due to the costs associated with the Company’s 25th Anniversary party held in January 2006, partially offset by severance costs accrued in the first quarter of 2007.
Nonoperating Income

Investment and other income for the quarter ended April 1, 2007 increased 14% to $1,778,000 from $1,566,000 for the quarter ended April 2, 2006. Although the average invested balance declined in the past year due to net cash outlays related primarily to the Company’s stock repurchase program, investment and other income increased over the prior year because of higher yields on the Company’s portfolio of debt securities.
The foreign currency loss for the quarter ended April 1, 2007 was $118,000 compared to a loss of $145,000 for the quarter ended April 2, 2006. The loss in 2007 was primarily due to the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected or paid in another. The loss in 2006 was due principally to the revaluation and settlement of accounts receivable balances that are reported in one currency and collected or paid in another, as well as the revaluation of cash balances on the Company’s subsidiaries’ books that are denominated in a currency other than the subsidiaries’ functional currency.
Income Taxes
The Company’s effective tax rate for the quarter ended April 1, 2007 was 26% compared to 27% for the quarter ended April 2, 2006. The decrease in the effective tax rate was primarily due to more of the Company’s profits being earned in lower tax jurisdictions.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.
Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.
Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007, and as a result, recognized a $4,021,000 increase in liabilities and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for recognition under SFAS No. 5. During the first quarter of 2007, the Company recognized a $355,000 increase in liabilities for uncertain tax positions as part of its income tax accrual for the quarter, of which $206,000 was estimated interest and penalties.
Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at April 1, 2007. These liabilities include $2,376,000 of estimated interest and penalties, for which it is the Company’s policy to record as income tax expense.
The tax years 2000 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service (IRS) is auditing tax years 2003 through 2005. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Tax Board (TRTB) is auditing tax years 2002 through 2005 and has recently issued a finding that a permanent establishment exists with a Cognex subsidiary located in Ireland. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this tax audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid an assessment of 699,289,000 Yen (or approximately $5,984,000) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
The changes in the reserve for income taxes are as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
Provisions during the period	355

Balance at April 1, 2007	$12,743

The Company had unrecognized tax benefits of $12,388,000 at January 1, 2007, of which $11,388,000 would decrease income tax expense if recognized and the remainder would reduce goodwill if recognized.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $266,551,000 at April 1, 2007, representing 56% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the quarter ended April 1, 2007 were met with positive cash flow from operations. Cash requirements primarily consisted of operating activities, capital expenditures, the repurchase of common stock, and the payment of dividends. Capital expenditures for the quarter ended April 1, 2007 totaled $1,487,000 and consisted primarily of expenditures for computer hardware, as well as various building improvements to the Company’s corporate headquarters.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. In January 2007, Venrock reduced the Company’s total commitment from $22,500,000 to $20,500,000. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of April 1, 2007, the Company had contributed $18,975,000 to the partnership, including $512,000 during the quarter ended April 1, 2007. In addition, the Company contributed $512,000 in April 2007. The remaining commitment of $1,013,000 can be called by Venrock in any period through 2010.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of April 1, 2007, the Company had repurchased 1,143,741 shares at a cost of $27,083,000 under this program, including 124,162 shares at a cost of $2,670,000 during the quarter ended April 1, 2007. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share that amounted to $3,778,000 for the quarter ended April 1, 2007. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $1,000,000 in the fourth quarter of 2007, and up to $500,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company has determined that the contingent payment in the second quarter of 2007 has been earned and expects to make a payment of $500,000 during the second quarter that will be allocated to goodwill. The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2007 and the foreseeable future.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2006.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the Company’s exposures to legal proceedings since December 31, 2006.
The Company is subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total
			Number of
			Shares	Approximate
			Purchased	Dollar Value
			as Part of	of Shares that
			Publicly	May Yet Be
	Total	Average	Announced	Purchased
	Number of	Price	Plans or	Under the
	Shares	Paid per	Programs	Plans or
Period	Purchased	Share	(1)	Programs
January 1 — 31, 2007	—	—	—	75,587,000
February 1 — 28, 2007	—	—	—	75,587,000
March 1 — April 1, 2007	124,162	$21.51	124,162	72,917,000
Total	124,162	$21.51	124,162	72,917,000

(1)	In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s Common Stock and the average return on the Company’s invested balances.
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

DATE: May 10, 2007	COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)