Form 10-Q
period 2007-07-01
COGNEX CORP
filed 2007-08-15
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2007 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☐                 No ☑
     As of July 29, 2007, there were 43,239,968 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue
Product	$48,725	$57,352	$93,638	$111,001
Service	6,017	5,722	12,033	11,113

	54,742	63,074	105,671	122,114

Cost of revenue
Product (1)	13,999	12,978	24,809	26,024
Service (1)	3,982	3,615	7,593	7,279

	17,981	16,593	32,402	33,303

Gross margin
Product	34,726	44,374	68,829	84,977
Service	2,035	2,107	4,440	3,834

	36,761	46,481	73,269	88,811

Research, development, and engineering expenses (1)	8,019	8,582	15,950	16,499
Selling, general, and administrative expenses (1)	24,594	25,277	48,567	49,056

Operating income	4,148	12,622	8,752	23,256
Foreign currency loss	(323)	(280)	(441)	(425)
Investment and other income	1,938	1,772	3,716	3,338

Income before income tax expense	5,763	14,114	12,027	26,169
Income tax expense	1,936	2,680	3,565	5,935

Net income	$3,827	$11,434	$8,462	$20,234

Net income per common and common-equivalent share:
Basic	$0.09	$0.25	$0.19	$0.44

Diluted	$0.09	$0.24	$0.19	$0.42

Weighted-average common and common-equivalent shares outstanding:
Basic	43,857	46,331	44,146	46,443

Diluted	44,281	47,517	44,665	47,756

Cash dividends per common share	$0.085	$0.080	$0.170	$0.160

(1) Amounts include stock-based compensation expense, as follows:
Product cost of revenue	$149	$197	$312	$353
Service cost of revenue	148	229	277	428
Research, development, and engineering	723	948	1,545	1,730
Selling, general, and administrative	1,509	2,131	3,387	3,950

Total stock-based compensation expense	$2,529	$3,505	$5,521	$6,461

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 1,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,765	$87,361
Short-term investments	81,857	128,319
Accounts receivable, less reserves of $1,511 and $1,662 in 2007 and 2006, respectively	35,520	40,055
Inventories, net	32,658	30,583
Deferred income taxes	8,607	8,636
Prepaid expenses and other current assets	15,407	18,127

Total current assets	252,814	313,081

Long-term investments	85,444	50,540
Property, plant, and equipment, net	26,525	26,028
Deferred income taxes	13,373	9,002
Intangible assets, net	42,249	44,988
Goodwill	83,975	83,318
Other assets	7,922	1,694

	$512,302	$528,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,735	$6,463
Accrued expenses	30,417	31,064
Accrued income taxes	3,095	1,181
Customer deposits	1,673	842
Deferred revenue	10,319	6,884

Total current liabilities	50,239	46,434

Reserve for income taxes	13,098	8,367

Commitments (Notes 3, 7, 8, 9, and 13)

Shareholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 43,224 and 44,403 shares in 2007 and 2006, respectively	86	89
Additional paid-in capital	132,818	155,136
Retained earnings	326,158	329,251
Accumulated other comprehensive loss	(10,097)	(10,626)

Total shareholders’ equity	448,965	473,850

	$512,302	$528,651

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2006	44,403	$89	$155,136	$329,251	$(10,626)		$473,850
Issuance of common stock under stock option and stock purchase plans	251		4,640				4,640
Stock-based compensation expense			5,521				5,521
Excess tax benefit from stock option exercises			181				181
Repurchase of common stock	(1,430)	(3)	(32,660)				(32,663)
Payment of dividends				(7,534)			(7,534)
Reduction in retained earnings related to the adoption of FIN 48 (Note 9)				(4,021)			(4,021)
Comprehensive income:
Net income				8,462		$8,462	8,462
Losses on currency swaps, net of gains on long-term intercompany loans, net of tax of $120					(204)	(204)	(204)
Net unrealized gain on available-for-sale investments, net of tax of $12					21	21	21
Foreign currency translation adjustment					712	712	712

Comprehensive income						$8,991

Balance at July 1, 2007 (unaudited)	43,224	$86	$132,818	$326,158	$(10,097)		$448,965

The accompanying notes are an integral part of these consolidated condansed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 1,	July 2,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$8,462	$20,234
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	5,521	6,461
Depreciation and amortization	5,650	5,736
Excess tax benefit from stock option exercises	(181)	(1,015)
Deferred income tax benefit	(4,384)	(4,136)
Deposit related to Japan tax audit (Note 9)	(6,336)	—
Change in operating assets and liabilities	9,257	(1,612)

Net cash provided by operating activities	17,989	25,668

Cash flows from investing activities:
Purchase of investments	(172,022)	(287,552)
Maturity and sale of investments	182,870	331,379
Purchase of property, plant, and equipment	(2,561)	(2,023)
Cash paid for business acquisition, net of cash acquired	(502)	(2,998)

Net cash provided by investing activities	7,785	38,806

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	4,640	7,345
Repurchase of common stock	(32,663)	(61,883)
Payment of dividends	(7,534)	(7,461)
Excess tax benefit from stock option exercises	181	1,015

Net cash used in financing activities	(35,376)	(60,984)

Effect of foreign exchange rate changes on cash	1,006	2,704

Net increase (decrease) in cash and cash equivalents	(8,596)	6,194
Cash and cash equivalents at beginning of period	87,361	72,856

Cash and cash equivalents at end of period	$78,765	$79,050

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at July 1, 2007, and the results of its operations for the three-month and six-month periods ended July 1, 2007 and July 2, 2006, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 1, 2007 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	July 1,	December 31,
	2007	2006
Cash	$78,765	$84,361
Cash equivalents	—	3,000

Cash and cash equivalents	78,765	87,361

Municipal bonds	81,857	108,332
Commercial paper	—	15,988
Agency notes	—	3,999

Short-term investments	81,857	128,319

Municipal bonds	76,021	39,594
Limited partnership interest	9,423	10,946

Long-term investments	85,444	50,540

	$246,066	$266,220

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Cash, Cash Equivalents, and Investments (continued)
As of July 1, 2007, the Company had contributed $19,488,000 to the partnership. During the six months ended July 1, 2007, the Company made $1,025,000 in contributions to the partnership, of which $513,000 was contributed in the quarter ended July 1, 2007. The Company received a distribution of $2,548,000 from Venrock during the quarter ended April 1, 2007 that was accounted for as a return of capital. At July 1, 2007, the carrying value of this investment was $9,423,000 compared to an estimated fair value, as determined by the General Partner, of $12,756,000.
NOTE 4: Inventories
Inventories consist of the following (in thousands):

	July 1,	December 31,
	2007	2006
Raw materials	$15,363	$16,746
Work-in-process	1,382	1,630
Finished goods	15,913	12,207

	$32,658	$30,583

The Company periodically reviews inventory quantities on hand and estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. In the second quarter of 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $2,126,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers.
When inventory has been written down below cost, such reduced amount is considered the new cost basis for subsequent accounting purposes. As a result, the Company recognizes a higher than normal gross margin if the reserved inventory is subsequently sold. The Company recognized benefits to cost of product revenue from the sale of reserved inventory for the three-month and six-month periods ended July 1, 2007 of $153,000 and $272,000, respectively, and $352,000 and $604,000 for the same periods in 2006.
The changes in the excess and obsolete inventory reserve during the six-month period ended July 1, 2007 are as follows (in thousands):

Balance at December 31, 2006	$10,822
Provisions for excess and obsolete inventory	2,429
Inventory sold to customers	(272)
Inventory sold to brokers	(468)
Write-off and scrap of inventory	(702)
Foreign exchange rate changes	125

Balance at July 1, 2007	$11,934

In addition to reserves against existing inventory, in 2001 the Company accrued $1,400,000 related to inventory purchase commitments. A favorable settlement of these purchase commitments would result in a recovery of a portion of this accrual.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: Intangible Assets
Intangible assets consist of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
July 1, 2007	Amount	Amortization	Amount
Distribution networks	$38,060	$7,120	$30,940
Customer contracts and relationships	13,134	4,864	8,270
Completed technologies	6,700	4,267	2,433
Other	1,425	819	606

	$59,319	$17,070	$42,249

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Distribution networks	$38,060	$5,477	$32,583
Customer contracts and relationships	13,002	4,110	8,892
Completed technologies	6,834	4,086	2,748
Other	1,422	657	765

	$59,318	$14,330	$44,988

The cost and related accumulated amortization of certain fully-amortized completed technologies totaling $150,000 were removed from the accounts during the quarter ended April 1, 2007. Aggregate amortization expense for the three-month and six-month periods ended July 1, 2007 was $1,409,000 and $2,813,000, respectively, and $1,467,000 and $2,919,000 for the same periods in 2006.
Estimated amortization expense for the remainder of the fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2007	$2,825
2008	5,638
2009	5,450
2010	5,320
2011	4,410
Thereafter	18,606

Total	$42,249

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying value of goodwill during the six-month period ended July 1, 2007 are as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2006	$80,485	$2,833	$83,318
AssistWare contingent payment (Note 13)	502	—	502
Foreign exchange rate changes	102	53	155

Balance at July 1, 2007	$81,089	$2,886	$83,975

NOTE 7: Warranty Obligations
The Company warrants its hardware products to be free from defects in material and workmanship for periods generally ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer arrangement. Warranty obligations are evaluated and recorded at the time of sale since it is probable that customers will make claims under warranties related to products that have been sold and the amount of these claims can be reasonably estimated based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheet.
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2006	$1,387
Provisions for warranties issued during the period	981
Fulfillment of warranty obligations	(1,065)
Foreign exchange rate changes	16

Balance at July 1, 2007	$1,319

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
The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is generally subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: Indemnification Provisions (continued)
In the ordinary course of business, the Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincides with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is generally limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal.
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
Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007, and as a result, recognized a $4,021,000 increase in liabilities and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for recognition under SFAS No. 5. During the six-month period ended July 1, 2007, the Company recognized a $710,000 increase in liabilities for uncertain tax positions as part of its income tax accrual, of which $355,000 was recognized in the three-month period ended July 1, 2007. Estimated interest and penalties included in these amounts totaled $412,000 for the six-month period ended July 1, 2007, of which $206,000 was included in the three-month period ended July 1, 2007.
Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at July 1, 2007. These liabilities include $2,582,000 of estimated interest and penalties, for which it is the Company’s policy to record as income tax expense.
The tax years 2000 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service (IRS) is auditing tax years 2003 through 2005. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Tax Board (TRTB) is auditing tax years 2002 through 2005 and has recently issued a finding that a permanent establishment exists with a Cognex subsidiary located in Ireland. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this tax audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest, and penalties through the date of assessment of

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Income Taxes (continued)
766,257,300 Yen (or approximately $6,248,000 based on the exchange rate as of July 1, 2007) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
The changes in the reserve for income taxes are as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
Provisions during the period	710

Balance at July 1, 2007	$13,098

The Company had unrecognized tax benefits of $12,388,000 and $13,098,000 at January 1, 2007 and July 1, 2007, respectively, of which $1,000,000 would reduce goodwill and the remainder would reduce income tax expense, if recognized.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At July 1, 2007, the Company had 12,310,201 shares available for grant under three stock option plans: the 1998 Stock Incentive Plan, 4,799,951; the 1998 Non-Employee Director Stock Option Plan, 10,250; and the 2001 General Stock Option Plan, 7,500,000. Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
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
In April 2007, the shareholders of the Company approved the Cognex Corporation 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 2007 Plan will take effect when the Company’s 1998 Stock Incentive Plan expires in February 2008. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock. The maximum number of shares to be issued under the 2007 Plan is 2,300,000 shares of the Company’s common stock. In conjunction with the approval of the 2007 Plan, the Company determined to reduce the number of shares authorized for issuance under its existing stock option plans by an aggregate of 4,000,000 shares. On July 26, 2007, the Board of Directors reduced the number of shares authorized for issuance under the Company’s 1998 Stock Incentive Plan by 3,599,750 shares, the 1998 Non-Employee Director Stock Option Plan by 10,250 shares, and the 2001 General Stock Option Plan by 390,000 shares, for an aggregate reduction of 4,000,000 shares.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
The following is a summary of the Company’s stock option activity for the six-month period ended July 1, 2007 (shares and values in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2006	11,324	$25.90
Granted	1,389	21.72
Exercised	(248)	18.32
Forfeited or Expired	(821)	26.29

Outstanding at July 1, 2007	11,644	$25.54	6.4	$12,547

Exercisable at July 1, 2007	7,809	$25.55	5.2	$11,459

The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considered a number of factors, including information provided by an outside valuation advisor.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Risk-free rate	4.9%	4.5%	4.9%	4.5%
Expected dividend yield	1.5%	1.10%	1.5%	1.10%
Expected volatility	35%	45%	35%	45%
Expected term (in years)	4.3	4.0	4.3	4.0
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
The weighted-average grant-date fair value of stock options granted during the six-month periods ended July 1, 2007 and July 2, 2006 was $6.86 and $11.13, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
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
The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 1, 2007 was $5,521,000 and $1,805,000, respectively, and for the six-month period ended July 2, 2006 was $6,461,000 and $2,268,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 1, 2007 was $2,529,000 and $828,000, respectively, and for the three-month period ended July 2, 2006 was $3,505,000 and $1,231,000, respectively. No compensation expense was capitalized at July 1, 2007 or July 2, 2006.
At July 1, 2007, total unrecognized compensation expense related to non-vested stock options was $13,933,000, which is expected to be recognized over a weighted-average period of 1.6 years.
NOTE 11: Net Income Per Share
Net income per share is calculated as follows (in thousands, except per share amounts) :

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$3,827	$11,434	$8,462	$20,234

Basic:
Weighted-average common shares outstanding	43,857	46,331	44,146	46,443

Net income per common share	$0.09	$0.25	$0.19	$0.44

Diluted:
Weighted-average common shares outstanding	43,857	46,331	44,146	46,443
Effect of dilutive stock options	424	1,186	519	1,313

Weighted-average common and common-equivalent shares outstanding	44,281	47,517	44,665	47,756

Net income per common and common-equivalent share	$0.09	$0.24	$0.19	$0.42

Stock options to purchase 8,842,770 and 8,632,663 shares of common stock were outstanding during the three-month and six-month periods ended July 1, 2007, respectively, and 5,342,198 and 4,998,936 for the same periods in 2006 but were not included in the calculation of diluted net income per common share because they were anti-dilutive.

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
The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended July 1, 2007

Product revenue	$44,577	$4,148	$—	$48,725
Service revenue	3,436	2,581	—	6,017
Operating income	8,929	(66)	(4,715)	4,148

Six Months Ended July 1, 2007

Product revenue	$86,510	$7,128	$—	$93,638
Service revenue	6,635	5,398	—	12,033
Operating income	19,863	(691)	(10,420)	8,752

			Reconciling
	MVSD	SISD	Items	Consolidated
Three Months Ended July 2, 2006

Product revenue	$51,051	$6,301	$—	$57,352
Service revenue	3,117	2,605	—	5,722
Operating income	16,994	1,580	(5,952)	12,622

Six Months Ended July 2, 2006

Product revenue	$100,348	$10,653	$—	$111,001
Service revenue	6,213	4,900	—	11,113
Operating income	33,892	1,811	(12,447)	23,256
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs and professional fees. Corporate expenses for the six-month period ended July 2, 2006 also included costs associated with the Company’s 25th Anniversary party. Asset information by segment is not produced internally for use by the chief operating decision maker because the cash and investments are commingled and the divisions share assets and resources in a number of locations around the world, and therefore, is not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13: Acquisitions
AssistWare Technology, Inc.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $1,000,000 in the fourth quarter of 2007, and up to $500,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payment in the second quarter of 2007 had been earned and made a payment of $502,000 that was allocated to goodwill. This payment included a $2,000 adjustment related to the final closing balance sheet of AssistWare.
NOTE 14: Dividends
On April 18, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend was paid on May 25, 2007 to all shareholders of record at the close of business on May 11, 2007.
On July 26, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable on August 24, 2007 to all shareholders of record at the close of business on August 10, 2007. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.
NOTE 15: Subsequent Event
On July 30, 2007, the Company recorded the purchase of land and a 19,000 square-foot building adjacent to its corporate headquarters for $1,700,000 in accordance with an agreement entered into with a real estate limited partnership in 2000. The Company concluded at the agreement date that the limited partnership was a variable interest entity and during 2006 the Company became primary beneficiary of this limited partnership when its right to terminate its obligations under the agreement lapsed and the deposit was no longer refundable. As a result of this treatment, the $1,700,000 purchase price was included in “Plant, property, and equipment” on the Consolidated Balance Sheet as of July 1, 2007 and December 31, 2006. The Company expects to continue to lease this building to its current tenants who have lease agreements that expire at various dates through 2012.

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
Company Overview
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
The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 1, 2007 was $5,521,000 and $1,805,000, respectively, and for the six-month period ended July 2, 2006 was $6,461,000 and $2,268,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 1, 2007 was $2,529,000 and $828,000, respectively, and for the three-month period ended July 2, 2006 was $3,505,000 and $1,231,000, respectively. No compensation expense was capitalized at July 1, 2007 or July 2, 2006.

Stock-based compensation expense decreased in 2007 from the prior year as a result of a declining trend in the number of stock options granted, as well as lower grant-date fair values primarily due to a lower stock price and assumed volatility.
At July 1, 2007, total unrecognized compensation expense related to non-vested stock options was $13,933,000, which is expected to be recognized over a weighted-average period of 1.6 years.
Results of Operations
Correction of Prior-Period Misstatements Related to Unsubstantiated Orders in Japan
In the second quarter of 2007, the Company recorded an adjustment to reduce revenue by $1,060,000 to correct an overstatement of revenue reported in the first quarter of 2007 amounting to $303,000 and in the fourth quarter of 2006 amounting to $757,000. Upon investigation, the Company has concluded that these previously-reported revenues were from unsubstantiated customer orders resulting in the shipment of product and the recording of revenue with no evidence of an arrangement with the customer. These revenue misstatements arose from improper orders for PC-based vision systems to semiconductor and electronics capital equipment manufacturers in Japan. The Company has determined that these amounts are not material to the results reported in the second quarter of 2007, the first quarter of 2007, or the fourth quarter of 2006, and has therefore corrected these misstatements in the current period.
Revenue
Revenue for the three-month period ended July 1, 2007 decreased 13% to $54,742,000 from $63,074,000 for the three-month period ended July 2, 2006, and revenue for the six-month period ended July 1, 2007 decreased 13% to $105,671,000 from $122,114,000 for the six-month period ended July 2, 2006. This decrease was primarily due to lower sales of PC-based vision systems to customers in the semiconductor and electronics industries. Sales of PC-based vision systems to all customers were down for the three-month and six-month periods (36% and 34% excluding the correction in the current quarter of the prior-period revenue misstatements, respectively). Lower surface inspection revenue also contributed to the decrease in each period. Geographically, revenue decreased from the prior year in all of the Company’s major regions, but most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located.
Sales to customers who make capital equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 25% and 27% of the Company’s total revenue in the three-month and six-month periods ended July 1, 2007, respectively. Sales decreased by $6,145,000, or 31%, and $10,717,000, or 27%, in the three-month and six-month periods ended July 1, 2007, respectively, of which $1,060,000 and $757,000, respectively, was due to the correction in the current quarter of the prior-period revenue misstatements. Revenue from this sector has been declining since the first quarter of 2006 due to industry cyclicality, and the Company does not expect a significant change in this business in the second half of 2007.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 63% and 61% of the Company’s total revenue in the three-month and six-month periods ended July 1, 2007, respectively. Sales remained relatively flat and decreased $2,676,000, or 4%, in the three-month and six-month periods ended July 1, 2007, respectively. The Company offers a full range of machine vision products to its factory automation customers at different capability/price points, from its programmable PC-based vision systems to its low-cost, easy-to-use vision sensors. Sales of the Company’s PC-based vision systems to factory automation customers decreased from the prior year primarily in the electronics industry. This decline, however, was partially offset by higher sales of the Company’s In-Sight vision sensors, Industrial ID products, and Checker expert sensors. The Company is investing in new product offerings and distribution channels for the factory automation market with the goal of growing this business.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 12% of the Company’s total revenue in the three-month and six-month periods ended July 1, 2007. Sales decreased by $2,177,000, or 24%, and $3,027,000, or 19%, in the three-month and six-month periods ended July 1, 2007, respectively. This decrease is attributed to lower product revenue as a result of customers delaying projects due to uncertainty in the manufacturing economy and investment levels. Furthermore, a significantly larger than normal portion of systems in the backlog were for new or larger production lines that will not ship until the line is ready, which can be unpredictable. Since the average order size for a SmartView® surface inspection system is relatively large, the timing of customer projects, system deliveries, and installations can have a significant impact on the quarterly, and even annual, distribution of revenue.
Product revenue decreased $8,627,000, or 15%, and $17,363,000, or 16%, in the three-month and six-month periods ended July 1, 2007, respectively, of which $1,060,000 and $757,000, respectively, was due to the correction in the current quarter of the prior-period revenue misstatements. The remaining decrease was primarily due to a lower volume of PC-based vision systems sold to semiconductor and electronics capital equipment manufacturers, as well as discrete factory automation customers in the electronics industry. Sales of surface inspection systems also declined from the prior year.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased by $295,000, or 5%, and $920,000, or 8%, in the three-month and six-month period ended July 1, 2007, respectively. The increase in both periods was due principally to higher maintenance and support revenue. Service revenue increased as a percentage of total revenue to 11% for both the three-month and six-month periods in 2007, compared to 9% for the same periods in 2006.
Gross Margin
Gross margin as a percentage of revenue was 67% and 69% for the three-month and six-month periods ended July 1, 2007, respectively, compared to 74% and 73% for the same periods in 2006. The reduction in revenue and related gross margin in the current quarter for prior-period misstatements did not have an impact on the gross margin percentage. In the second quarter of 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $2,126,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers. This charge lowered the gross margin by four hundred basis points from 71% to 67% for the three-month period in 2007 and two hundred basis points from 71% to 69% for the six-month period in 2007. The remaining decrease compared to the prior year results was primarily due to the impact of the lower sales volume. Although manufacturing overhead costs were lower in 2007 than the prior year due to start-up costs incurred in the first half of 2006 when the Company shifted a portion of its manufacturing operations from Massachusetts to Ireland, the impact of the lower revenue more than offset these cost savings.
MVSD gross margin as a percentage of revenue was 71% and 73% for the three-month and six-month periods ended July 1, 2007, respectively, compared to 78% and 77% for the same periods in 2006. The decrease in MVSD margin was primarily due to the excess and obsolete inventory provisions recorded in the second quarter of 2007 and the impact of the lower sales volume. SISD gross margin as a percentage of revenue was 40% and 39% for the three-month and six-month periods ended July 1, 2007, respectively, compared to 50% and 46% for the same periods in 2006. The decrease in SISD margin was primarily due to the impact of the lower sales volume and higher warranty provisions.
Product gross margin as a percentage of revenue was 71% and 74% for the three-month and six-month periods ended July 1, 2007, respectively, compared to 77% for the same periods in 2006. The decrease in product margin was primarily due to the excess and obsolete inventory provisions recorded in the second quarter of 2007 and the impact of the lower sales volume. Service gross margin as a percentage of revenue was 34% and 37% for the three-month and six-month periods ended July 1, 2007, respectively, compared to 37% and 35% for the same periods in 2006. The decrease in the service margin for the three-month period was primarily due to a reserve against MVSD service inventory that was recorded in the second quarter of 2007. The increase in the service margin for the six-month period was due principally to higher maintenance and support revenue sold bundled with MVSD products, without a corresponding increase in service costs.
Operating Expenses
Research, development, and engineering expenses (R,D&E) for the three-month period ended July 1, 2007 decreased 7% to $8,019,000 from $8,582,000 for the three-month period ended July 2, 2006, and R,D&E for the six-month period ended July 1, 2007 decreased 3% to $15,950,000 from $16,499,000 for the six-month period ended July 2, 2006. MVSD R,D&E expenses decreased $416,000, or 5%, and $494,000, or 3%, for the three-month and six-month periods ended July 1, 2007, respectively, due principally to lower company bonus accruals and stock-based compensation expense, partially offset by higher labor expense resulting from additional headcount to support new product initiatives. SISD R,D&E expenses decreased $147,000, or 16%, and $55,000, or 3%, for the three-month and six-month periods ended July 1, 2007, respectively, primarily due to lower company bonus accruals and the timing of spending on activities related to the SmartView® product line.
R,D&E expenses as a percentage of revenue were 15% for the three-month and six-month periods ended July 1, 2007, respectively, and 14% for the same periods in 2006. The Company believes that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. Although the Company targets its R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, the Company has numerous research and development projects underway, and the Company believes that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses for the three-month period ended July 1, 2007 decreased 3% to $24,594,000 from $25,277,000 for the three-month period ended July 2, 2006, and SG&A for the six-month period ended July 1, 2007 decreased 1% to $48,567,000 from $49,056,000 for the six-month period ended July 2, 2006. MVSD S,G&A expenses decreased $160,000, or 1%, and increased $421,000, or 1%, for the three-month and six-month periods ended July 1, 2007, respectively. SISD S,G&A expenses decreased $104,000, or 4%, and increased $110,000, or 3%, for the three-month and six-month periods ended July 1, 2007, respectively. Corporate expenses that are not allocated to either division decreased $419,000, or 14%, and $1,020,000, or 15%, for the three-month and six-month periods ended July 1, 2007, respectively.
The decrease in MVSD S,G&A expenses for the three-month period was primarily due to lower company bonus accruals and stock-based compensation expense, partially offset by higher labor expense resulting from additional sales headcount intended to grow factory automation revenue. The increase in the six-month period was due principally to the increased sales headcount and the timing of the Company’s annual sales kick-off meetings, offset partially by lower company bonus accruals and stock-based compensation expense. In addition, a stronger Euro Dollar versus the U.S. Dollar in 2007 resulted in higher S,G&A costs when the Company’s European opertions were translated into U.S. Dollars. The decrease in SISD S,G&A expenses for the three-month period was due principally to lower stock-based compensation expense and lower sales commissions. The increase in the six-month period was primarily due to increased labor and overhead costs, partially offset by lower stock-based compensation expense. The decrease in corporate expenses for the three-month period was due principally to lower company bonus accruals and stock-based compensation expense, while the decrease in the six-month period was due primarily to the costs associated with the Company’s 25th Anniversary party held in January 2006, as well as lower company bonus accruals.
Nonoperating Income
Investment and other income for the three-month period ended July 1, 2007 increased 9% to $1,938,000 from $1,772,000 for the three-month period ended July 2, 2006, and investment and other income for the six-month period ended July 1, 2007 increased 11% to $3,716,000 from $3,338,000 for the six-month period ended July 2, 2006. Although the average invested balance declined in the past year due primarily to amounts spent on the Company’s stock repurchase program, investment and other income increased over the prior year because of higher yields on the Company’s portfolio of debt securities.
The foreign currency loss for the three-month and six-month periods ended July 1, 2007 was $323,000 and $441,000, respectively, compared to a loss of $280,000 and $425,000 for the same periods in 2006. The losses during both periods in 2007 were due principally to the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected or paid in another. The losses during both periods in 2006 were primarily due to the revaluation of cash balances on the Company’s subsidiaries’ books that are denominated in a currency other than the subsidiaries’ functional currency.
Income Taxes
The Company’s effective tax rate for the three-month and six-month periods ended July 1, 2007 was 34% and 30%, respectively, compared to 19% and 23% for the same periods in 2006. The second quarter of

2007 included an expense of $438,000 due to a final adjustment to the U.S. tax returns related to the settlement of the case brought by the Tokyo Regional Taxation Bureau for the years ended December 31, 1997 through December 31, 2001. The second quarter of 2006 included a benefit of $869,000 from the settlement of a multi-year tax audit during the quarter. The Company’s effective tax rate increased fifteen percentage points for the three-month period ended July 1, 2007, of which fourteen percentage points represented the discrete tax events in the periods. The remaining increase of one percentage point for the three-month period was due to more of the Company’s profits being earned in higher tax jurisdictions. The Company’s effective tax rate increased seven percentage points for the six-month period ended July 1, 2007, all of which represented the discrete tax events in the periods.
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
Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007, and as a result, recognized a $4,021,000 increase in liabilities and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for recognition under SFAS No. 5. During the six-month period ended July 1, 2007, the Company recognized a $710,000 increase in liabilities for uncertain tax positions as part of its income tax accrual, of which $355,000 was recognized in the three-month period ended July 1, 2007. Estimated interest and penalties included in these amounts totaled $412,000 for the six-month period ended July 1, 2007, of which $206,000 was included in the three-month period ended July 1, 2007.
Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at July 1, 2007. These liabilities include $2,582,000 of estimated interest and penalties, for which it is the Company’s policy to record as income tax expense.
The tax years 2000 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service (IRS) is auditing tax years 2003 through 2005. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Tax Board (TRTB) is auditing tax years 2002 through 2005 and has recently issued a finding that a permanent establishment exists with a Cognex subsidiary located in Ireland. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this tax audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest and penalties through the date of assessment of 766,257,300 Yen (or approximately $6,248,000 based on the exchange rate as of July 1, 2007) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
The changes in the reserve for income taxes are as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
Provisions for the six-month period ended July 1, 2007	710

Balance at July 1, 2007	$13,098

The Company had unrecognized tax benefits of $12,388,000 and $13,098,000 at January 1, 2007 and July 1, 2007, respectively, of which $1,000,000 would reduce goodwill and the remainder would reduce tax expense, if recognized.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $246,066,000 at July 1, 2007, representing 55% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the quarter ended July 1, 2007 were met with its existing cash, cash equivalent, and investment balance, as well as positive cash flow from operations and the proceeds from the issuance of common stock under stock option plans. Cash requirements primarily consisted of operating activities, capital expenditures, the repurchase of common stock, and the payment of dividends. Capital expenditures for the six-month period ended July 1, 2007 totaled $2,561,000 and consisted primarily of expenditures for computer hardware, as well as various building improvements to the Company’s corporate headquarters.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. In January 2007, Venrock reduced the Company’s total commitment from $22,500,000 to $20,500,000. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of July 1, 2007, the Company had contributed $19,488,000 to the partnership, including $1,025,000 during the six-month period ended July 1, 2007. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of July 1, 2007, the Company had repurchased 2,449,333 shares at a cost of $57,076,000 under this program, including 1,305,592 shares at a cost of $29,993,000 during the three-month period ended July 1, 2007. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share in each quarter of 2007 that amounted to $7,534,000 for the six-month period ended July 1, 2007. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board deems relevant.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $1,000,000 in the fourth quarter of 2007, and up to $500,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payment in the second quarter of 2007 had been earned and made a payment of $502,000 that was allocated to goodwill. This payment included a $2,000 adjustment related to the final closing balance sheet of AssistWare. The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

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
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date.
Except as described below, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of 2007, the Company issued new order acceptance and customer credit limit policies for orders originating from the Company’s Japanese subsidiary, Cognex K.K. The Company implemented these changes to its internal control over financial reporting in response to the Company’s identification of the unsubstantiated customer orders that resulted in the prior-period misstatements described in this report. See “Part I–Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Correction of Prior-Period Misstatements” for further information.
The Company continues to review its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may make further changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 16, 2007, VCode Holdings, Inc. et. al. filed a complaint against the Company in the Eastern District of the State of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. This matter is in its early stages, with discovery yet to commence. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
In addition, refer to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a summary of the Company’s legal proceedings as of that date.
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
ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May Yet
			Publicly	Be
	Total	Average	Announced	Purchased
	Number of	Price	Plans or	Under the
	Shares	Paid per	Programs	Plans or
Period	Purchased	Share	(1)	Programs
April 2 – 30, 2007	71,236	$21.53	71,236	$71,384,000
May 1 – 31, 2007	803,706	$22.97	803,706	$52,923,000
June 1 – July 1, 2007	430,650	$23.22	430,650	$42,924,000

Total	1,305,592	$22.97	1,305,592	$42,924,000

(1)	In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s Common Stock and the average return on the Company’s invested balances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 18, 2007, at a Special Meeting of the Shareholders of Cognex Corporation held in lieu of the 2007 Annual Meeting, the shareholders elected Robert J. Shillman and Anthony Sun to serve as Directors for a term of three years. Patrick Alias, Reuben Wasserman, and Jerald Fishman continued as Directors after the meeting (following the meeting, on May 30, 2007, Theodor Krantz and Edward J. Smith were also appointed to the Board of Directors). The 42,627,828 shares represented at the meeting voted as follows: The election of Robert J. Shillman as Director, 36,581,783 votes for and 6,046,045 withheld; the election of Anthony Sun as Director, 34,338,383 votes for and 8,289,445 withheld.
In addition, the shareholders approved the Cognex Corporation 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 42,627,828 shares represented at the meeting voted as follows: 22,627,236 votes for, 16,796,152 against, 3,185,622 broker non-votes, and 18,818 abstentions.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
10.1 – Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 1 to the Company’s Proxy Statement for the Special Meeting in lieu of the 2007 Annual Meeting of Shareholders, filed on March 14, 2007)
10.2 – Separation Agreement by and between Cognex Corporation and James F. Hoffmaster (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on April 12, 2007)
31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
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

DATE: August 15, 2007	COGNEX CORPORATION
/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)