Form 10-Q
period 2007-09-30
COGNEX CORP
filed 2007-11-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
     As of October 28, 2007, there were 43,321,700 shares of Common Stock, $.002 par value, of the registrant outstanding.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007 and October 1, 2006
Consolidated Balance Sheets at September 30, 2007 and December 31, 2006
Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2007
Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2007 and October 1, 2006
Notes to Consolidated Financial Statements (interim periods unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
Ex-10.1 Amendment to Cognex Corporation 1998 Stock Incentive Plan
Ex-10.2 Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan
Ex-10.3 Amendment to Cognex Corporation 2001 General Stock Option Plan
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.
Ex-32.1 Section 906 Certification of the C.E.O.
Ex-32.2 Section 906 Certification of the C.F.O.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue
Product	$49,196	$52,249	$142,834	$163,250
Service	5,549	5,756	17,582	16,869

	54,745	58,005	160,416	180,119

Cost of revenue
Product (1)	11,278	12,031	36,087	38,055
Service (1)	3,340	3,416	10,933	10,695

	14,618	15,447	47,020	48,750

Gross margin
Product	37,918	40,218	106,747	125,195
Service	2,209	2,340	6,649	6,174

	40,127	42,558	113,396	131,369

Research, development, and engineering expenses (1)	8,704	7,997	24,654	24,496
Selling, general, and administrative expenses (1)	24,303	23,414	72,870	72,470

Operating income	7,120	11,147	15,872	34,403

Foreign currency gain (loss)	353	(282)	(88)	(707)
Investment and other income	1,881	1,518	5,597	4,856

Income before income tax expense	9,354	12,383	21,381	38,552

Income tax expense	2,011	2,267	5,576	8,202

Net income	$7,343	$10,116	$15,805	$30,350

Net income per common and common-equivalent share:
Basic	$0.17	$0.23	$0.36	$0.66

Diluted	$0.17	$0.22	$0.36	$0.64

Weighted-average common and common-equivalent shares outstanding:
Basic	43,286	44,825	43,859	45,905

Diluted	43,506	45,682	44,257	47,086

Cash dividends per common share	$0.085	$0.085	$0.255	$0.245

(1) Amounts include stock-based compensation expense, as follows:
Product cost of revenue	$138	$191	$450	$544
Service cost of revenue	140	222	417	650
Research, development, and engineering	723	941	2,268	2,671
Selling, general, and administrative	1,723	2,121	5,110	6,071

Total stock-based compensation expense	$2,724	$3,475	$8,245	$9,936

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,343	$87,361
Short-term investments	87,824	128,319
Accounts receivable, less reserves of $1,280 and $1,662 in 2007 and 2006, respectively	39,687	40,055
Inventories, net	30,048	30,583
Deferred income taxes	8,446	8,636
Prepaid expenses and other current assets	16,069	18,127

Total current assets	289,417	313,081

Long-term investments	70,200	50,540
Property, plant, and equipment, net	26,327	26,028
Deferred income taxes	18,959	9,002
Intangible assets, net	41,023	44,988
Goodwill	84,621	83,318
Other assets	8,384	1,694

	$538,931	$528,651

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,551	$6,463
Accrued expenses	34,548	31,064
Accrued income taxes	5,030	1,181
Deferred revenue and customer deposits	15,184	7,726

Total current liabilities	59,313	46,434

Reserve for income taxes	17,913	8,367

Commitments (Notes 3, 7, 8, 9, and 13)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 43,322 and 44,403 shares in 2007 and 2006, respectively	87	89
Additional paid-in capital	137,377	155,136
Retained earnings	329,820	329,251
Accumulated other comprehensive loss	(5,579)	(10,626)

Total shareholders’ equity	461,705	473,850

	$538,931	$528,651

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance at December 31, 2006	44,403	$89	$155,136	$329,251	$(10,626)		$473,850
Issuance of common stock under stock option and stock purchase plans	349	1	6,453				6,454
Stock-based compensation expense			8,245				8,245
Excess tax benefit from stock option exercises			203				203
Repurchase of common stock	(1,430)	(3)	(32,660)				(32,663)
Payment of dividends				(11,215)			(11,215)
Reduction in retained earnings related to the adoption of FIN 48 (Note 9)				(4,021)			(4,021)
Comprehensive income:
Net income				15,805		$15,805	15,805
Losses on currency swaps, net of gains on long-term intercompany loans, net of tax of $220					(375)	(375)	(375)
Net unrealized gain on available-for-sale investments, net of tax of $128					218	218	218
Foreign currency translation adjustment					5,204	5,204	5,204

Comprehensive income						$20,852

Balance at September 30, 2007 (unaudited)	43,322	$87	$137,377	$329,820	$(5,579)		$461,705

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$15,805	$30,350
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,245	9,936
Depreciation and amortization	8,494	8,702
Provision for excess and obsolete inventory	2,627	301
Excess tax benefit from stock option exercises	(203)	(1,201)
Deferred income tax benefit	(5,566)	(5,822)
Deposit related to Japan tax audit (Note 9)	(6,336)	—
Change in operating assets and liabilities	12,931	(831)

Net cash provided by operating activities	35,997	41,435

Cash flows from investing activities:
Purchase of investments	(220,467)	(351,528)
Maturity and sale of investments	240,571	413,210
Purchase of property, plant, and equipment	(3,307)	(3,231)
Cash paid for business acquisitions, net of cash acquired	(502)	(3,188)

Net cash provided by investing activities	16,295	55,263

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	6,454	9,198
Repurchase of common stock	(32,663)	(81,296)
Payment of dividends	(11,215)	(11,267)
Excess tax benefit from stock option exercises	203	1,201

Net cash used in financing activities	(37,221)	(82,164)

Effect of foreign exchange rate changes on cash	4,911	2,160

Net increase in cash and cash equivalents	19,982	16,694
Cash and cash equivalents at beginning of period	87,361	72,856

Cash and cash equivalents at end of period	$107,343	$89,550

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2007, and the results of its operations for the three-month and nine-month periods ended September 30, 2007 and October 1, 2006, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Cash	$107,343	$84,361
Cash equivalents	—	3,000

Cash and cash equivalents	107,343	87,361

Municipal bonds	87,824	108,332
Commercial paper	—	15,988
Agency notes	—	3,999

Short-term investments	87,824	128,319

Municipal bonds	60,777	39,594
Limited partnership interest (accounted for using cost method)	9,423	10,946

Long-term investments	70,200	50,540

	$265,367	$266,220

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
As of September 30, 2007, the Company had contributed $19,488,000 to the partnership. During the nine-month period ended September 30, 2007, the Company made $1,025,000 in contributions to the partnership, and received $2,548,000 of distributions from the partnership that were accounted for as a return of capital. No contributions were made to the partnership or distributions received from the partnership during the quarter ended September 30, 2007. At September 30, 2007, the carrying value of this investment was $9,423,000 compared to an estimated fair value, as determined by the General Partner, of $12,280,000.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$15,998	$16,746
Work-in-process	1,362	1,630
Finished goods	12,688	12,207

	$30,048	$30,583

The Company periodically reviews inventory quantities on hand and estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. In the second quarter of 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $2,126,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers. Provisions of $303,000 and $285,000 were also recorded in the first and third quarters of 2007, respectively.
When inventory has been written down below cost, such reduced amount is considered the new cost basis for subsequent accounting purposes. As a result, the Company may recognize a higher than normal gross margin if the reserved inventory is subsequently sold. The Company recognized benefits to cost of product revenue from the sale of reserved inventory for the three-month and nine-month periods ended September 30, 2007 of $164,000 and $436,000, respectively, and $298,000 and $902,000 for the same periods in 2006.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: Inventories (continued)
The changes in the excess and obsolete inventory reserve during the nine-month period ended September 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$10,822
Provisions for excess and obsolete inventory	2,714
Inventory sold to customers	(382)
Inventory sold to brokers	(2,573)
Scrap of reserved inventory	(3,059)
Foreign exchange rate changes	659

Balance at September 30, 2007	$8,181

In addition to reserves against existing inventory, in 2001 the Company accrued $1,400,000 related to inventory purchase commitments. A favorable settlement or outcome of these purchase commitments would result in a recovery of a portion of this accrual.
NOTE 5: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
September 30, 2007	Amount	Amortization	Amount
Distribution networks	$38,060	$7,941	$30,119
Customer contracts and relationships	13,491	5,392	8,099
Completed technologies	6,742	4,463	2,279
Other	1,434	908	526

	$59,727	$18,704	$41,023

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Distribution networks	$38,060	$5,477	$32,583
Customer contracts and relationships	13,002	4,110	8,892
Completed technologies	6,834	4,086	2,748
Other	1,422	657	765

	$59,318	$14,330	$44,988

The cost and related accumulated amortization of certain fully-amortized completed technologies totaling $150,000 were removed from the accounts during the first quarter of 2007. Aggregate amortization expense for the three-month and nine-month periods ended September 30, 2007 was $1,411,000 and $4,224,000, respectively, and $1,487,000 and $4,406,000 for the same periods in 2006.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: Intangible Assets (continued)
Estimated amortization expense for the remainder of the current fiscal year and succeeding fiscal years is as follows (in thousands):

Year	Amount
2007	1,457
2008	5,682
2009	5,493
2010	5,364
2011	4,434
Thereafter	18,593

Total	$41,023

NOTE 6: Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying amount of goodwill during the nine-month period ended September 30, 2007 were as follows (in thousands):

	MVSD	SISD	Consolidated
Balance at December 31, 2006	$80,485	$2,833	$83,318
AssistWare contingent payment (Note 13)	502	—	502
IRS settlement relating to DVT acquisition (Note 9)	179	—	179
Foreign exchange rate changes	424	198	622

Balance at September 30, 2007	$81,590	$3,031	$84,621

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
The changes in the warranty obligation were as follows (in thousands):

Balance at December 31, 2006	$1,387
Provisions for warranties issued during the period	1,585
Fulfillment of warranty obligations	(1,620)
Foreign exchange rate changes	57

Balance at September 30, 2007	$1,409

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007, and as a result, recognized a $4,021,000 increase in liabilities and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for liability recognition under SFAS No. 5. During the nine-month period ended September 30, 2007, the Company recognized a $1,089,000 increase in liabilities for uncertain tax positions as part of its income tax accrual, of which $379,000 was recognized in the three-month period ended September 30, 2007. Estimated interest and penalties included in these amounts

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9:  Income Taxes (continued)
totaled $592,000 for the nine-month period ended September 30, 2007, of which $180,000 was included in the three-month period ended September 30, 2007.
Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at September 30, 2007. These liabilities include $2,763,000 of estimated interest and penalties, for which it is the Company’s policy to record as income tax expense.
The tax years 1999 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service is auditing tax years 2003 through 2006. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a finding that a permanent establishment exists with the Company’s Irish subsidiary. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $6,631,000 based on the exchange rate as of September 30, 2007) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
The changes in the reserve for income taxes were as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
Provisions during the period	1,089
“Gross-up” of FIN 48 liabilities	4,436

Balance at September 30, 2007	$17,913

During the third quarter of 2007, the Company reclassified $4,436,000 that was previously netted against the reserve for income taxes to non-current deferred tax assets to present FIN 48 liabilities at a gross amount, as opposed to net of any correlative tax relief.
The Company had unrecognized tax benefits of $16,427,000 and $17,913,000 at January 1, 2007 and September 30, 2007, respectively, of which $1,000,000 would reduce goodwill and the remainder would reduce income tax expense, if recognized. The third quarter of 2007 included the following discrete tax events: a reduction of tax expense of $444,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and a $51,000 reduction of tax expense upon the favorable settlement of an Internal Revenue Service audit relating to the DVT acquisition and upon the expiration of the statute of limitations for certain state tax issues, partially offset by a $74,000 increase to tax expense for certain state tax issues. The second quarter of 2007 included an increase to tax expense of $438,000 due to the final adjustment to the U.S. tax returns related to the settlement in the third quarter of 2006 of the case brought by the Tokyo Regional

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9:  Income Taxes (continued)
Taxation Bureau against the Company’s US subsidiary for tax years 1997 through 2001. There were no discrete tax events in the first quarter of 2007.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At September 30, 2007, the Company had 8,823,962 shares available for grant under two stock option plans: the 1998 Stock Incentive Plan, 1,713,962; and the 2001 General Stock Option Plan, 7,110,000. Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
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
In April 2007, the shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 2007 Plan will take effect when the Company’s 1998 Stock Incentive Plan expires in February 2008. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock. The maximum number of shares to be issued under the 2007 Plan is 2,300,000 shares of the Company’s common stock.
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
The following is a summary of the Company’s stock option activity for the nine-month period ended September 30, 2007 (shares and values in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2006	11,324	$25.90
Granted	1,425	21.65
Exercised	(346)	18.36
Forfeited or Expired	(1,392)	26.50

Outstanding at September 30, 2007	11,011	$25.51	6.2	$3,982

Exercisable at September 30, 2007	7,399	$25.56	5.1	$3,982

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Risk-free rate	4.6%	4.9%	4.9%	4.6%
Expected dividend yield	1.80%	1.25%	1.51%	1.11%
Expected volatility	35%	46%	35%	45%
Expected term (in years)	4.3	5.0	4.3	4.1
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
The weighted-average grant-date fair value of stock options granted during the nine-month periods ended September 30, 2007 and October 1, 2006 was $6.83 and $11.03, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
The amount of compensation expense recognized at the end of the vesting period is based on the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that approximately 70% of its stock options will actually vest, and therefore, has applied a weighted-average annual forfeiture rate of 10% to all unvested options. This rate was revised during the quarter ended April 1, 2007, and will be revised, if necessary, in subsequent periods if actual forfeitures differ from this estimate. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 30, 2007 was $2,724,000 and $896,000, respectively, and $3,475,000 and $1,222,000 for the same periods in 2006. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 30, 2007 was $8,245,000 and $2,702,000, respectively, and $9,936,000 and $3,491,000 for the same periods in 2006. No compensation expense was capitalized at September 30, 2007 or October 1, 2006.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Stock-Based Compensation Expense (continued)
At September 30, 2007, total unrecognized compensation expense related to non-vested stock options was $11,365,000, which is expected to be recognized over a weighted-average period of 1.4 years.
NOTE 11: Net Income Per Share
Net income per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net income	$7,343	$10,116	$15,805	$30,350

Basic:
Weighted-average common shares outstanding	43,286	44,825	43,859	45,905

Net income per common share	$0.17	$0.23	$0.36	$0.66

Diluted:
Weighted-average common shares outstanding	43,286	44,825	43,859	45,905
Effect of dilutive stock options	220	857	398	1,181

Weighted-average common and common-equivalent shares outstanding	43,506	45,682	44,257	47,086

Net income per common and common-equivalent share	$0.17	$0.22	$0.36	$0.64

Stock options to purchase 10,149,292 and 8,729,239 shares of common stock were outstanding during the three-month and nine-month periods ended September 30, 2007, respectively, and 7,763,085 and 5,521,344 for the same periods in 2006 but were not included in the calculation of diluted net income per common share because they were anti-dilutive.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: Segment Information (continued)
The following table summarizes information about the Company’s segments (in thousands):

Three Months Ended			Reconciling
September 30, 2007	MVSD	SISD	Items	Consolidated
Product revenue	$46,463	$2,733	$—	$49,196
Service revenue	3,206	2,343	—	5,549
Operating income	12,768	(559)	(5,089)	7,120

Nine Months Ended
September 30, 2007
Product revenue	$132,973	$9,861	$—	$142,834
Service revenue	9,841	7,741	—	17,582
Operating income	32,631	(1,250)	(15,509)	15,872

Three Months Ended			Reconciling
October 1, 2006	MVSD	SISD	Items	Consolidated
Product revenue	$48,216	$4,033	$—	$52,249
Service revenue	3,087	2,669	—	5,756
Operating income	16,151	720	(5,724)	11,147

Nine Months Ended
October 1, 2006
Product revenue	$148,564	$14,686	$—	$163,250
Service revenue	9,300	7,569	—	16,869
Operating income	50,043	2,531	(18,171)	34,403
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
NOTE 13: Acquisitions
AssistWare Technology, Inc.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $500,000 in the fourth quarter of 2007, and up to $1,000,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payment in the second quarter of 2007 had been earned and made a payment of $502,000 that was allocated to goodwill. This payment included a $2,000 adjustment related to the final closing balance sheet of AssistWare.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14: Dividends
On July 26, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend was paid on August 24, 2007 to all shareholders of record at the close of business on August 10, 2007.
On October 26, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable on November 30, 2007 to all shareholders of record at the close of business on November 16, 2007. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 30, 2007 was $2,724,000 and $896,000, respectively, and $3,475,000 and $1,222,000 for the same periods in 2006. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 30, 2007 was $8,245,000 and $2,702,000, respectively, and $9,936,000 and $3,491,000 for the same periods in 2006. No compensation expense was capitalized at September 30, 2007 or October 1, 2006. Stock-based compensation expense decreased in 2007 from the prior year as a result of a declining trend in the number of stock options granted, as well as lower grant-date fair values primarily due to a lower stock price and assumed volatility.

At September 30, 2007, total unrecognized compensation expense related to non-vested stock options was $11,365,000, which is expected to be recognized over a weighted-average period of 1.4 years.
Results of Operations
Correction of Prior-Period Misstatements Related to Unsubstantiated Orders in Japan
In the second quarter of 2007, the Company recorded an adjustment to reduce revenue by $1,060,000 to correct an overstatement of revenue reported in the first quarter of 2007 amounting to $303,000 and in the fourth quarter of 2006 amounting to $757,000. Upon investigation, the Company concluded that these previously-reported revenues were from unsubstantiated customer orders resulting in the shipment of product and the recording of revenue with no evidence of an arrangement with the customer. These revenue misstatements arose from improper orders for PC-based vision systems to semiconductor and electronics capital equipment manufacturers in Japan. The Company has determined that these amounts were not material to the results reported in the second quarter of 2007, the first quarter of 2007, or the fourth quarter of 2006, and therefore, corrected these misstatements in the second quarter of 2007.
Revenue
Revenue for the three-month period ended September 30, 2007 decreased 6% to $54,745,000 from $58,005,000 for the three-month period ended October 1, 2006, and revenue for the nine-month period ended September 30, 2007 decreased 11% to $160,416,000 from $180,119,000 for the nine-month period ended October 1, 2006. This decrease was primarily due to lower sales of PC-based vision systems to customers in the semiconductor and electronics industries. Sales of PC-based vision systems to all customers were down 19% for the three-month period and 30% for the nine-month period. Excluding the correction in the second quarter of 2007 of the prior-period revenue misstatements, sales of PC-based vision systems were down 29% for the nine-month period. Lower surface inspection revenue also contributed to the decrease in each period. Geographically, revenue decreased from the prior year in the Americas, Japan, and Asia, but most significantly in Japan for the nine-month period, where many of the Company’s semiconductor and electronics capital equipment customers are located.
Sales to customers who make capital equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 27% of the Company’s total revenue in both the three-month and nine-month periods ended September 30, 2007, compared to 32% in the same periods in 2006. Sales decreased $4,085,000, or 22%, and $14,803,000, or 26%, in the three-month and nine-month periods ended September 30, 2007, respectively, of which $757,000 in the nine-month period ended September 30, 2007 was due to the correction in the second quarter of the prior-period revenue misstatements. Revenue from this sector was relatively flat from the prior quarter after adjusting for the prior-period revenue misstatements, and had been declining since the first quarter of 2006 due to industry cyclicality. The Company does not expect a significant change in this business through the first half of 2008.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 64% and 62% of the Company’s total revenue in the three-month and nine-month periods ended September 30, 2007, respectively, compared to 56% in the same periods in 2006. Sales increased $2,536,000, or 8%, and remained relatively flat in the three-month and nine-month periods ended September 30, 2007, respectively. The Company offers a full range of machine vision products to its factory automation customers at different capability/price points, from its programmable PC-based vision systems to its low-cost, easy-to-use vision sensors. Sales of the Company’s In-Sight vision sensors, Industrial ID products, and Checker expert sensors all increased from the prior year. This increase, however, was offset by lower sales of the Company’s PC-based vision systems to factory automation customers primarily in the electronics industry. The Company is investing in new product offerings for the factory automation market with the goal of growing this business.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 9% and 11% of the Company’s total revenue in the three-month and nine-month periods ended September 30, 2007, respectively, compared to 12% in the same periods in 2006. Sales decreased $1,626,000, or

24%, and $4,653,000, or 21%, in the three-month and nine-month periods ended September 30, 2007, respectively. This decrease was primarily due to the deferral of product revenue for surface inspection systems that have shipped to customers, but are part of multiple-element arrangements for which the Company does not have vendor-specific objective evidence (VSOE) of fair value for all of the undelivered elements. In these instances, the Company is required to defer the product revenue related to the system that shipped until all of the elements in the arrangement have been delivered to the customer or the Company has VSOE of fair value for the remaining obligations.
Product revenue decreased $3,053,000, or 6%, and $20,416,000, or 13%, in the three-month and nine-month periods ended September 30, 2007, respectively, of which $757,000 in the nine-month period ended September 30, 2007 was due to the correction in the second quarter of the prior-period revenue misstatements. The remaining decrease was primarily due to a lower volume of PC-based vision systems sold to semiconductor and electronics capital equipment manufacturers, as well as discrete factory automation customers in the electronics industry. Sales of surface inspection systems also declined from the prior year.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased $207,000, or 4%, and increased $713,000, or 4%, in the three-month and nine-month periods ended September 30, 2007, respectively. The decrease in the three-month period was due principally to the timing of surface inspection installations. The increase in the nine-month period was primarily due to higher maintenance and support revenue. Service revenue represented 10% and 11% of total revenue for the three-month and nine-month periods in 2007, respectively, compared to 10% and 9% for the same periods in 2006.
Gross Margin
Gross margin as a percentage of revenue was 73% and 71% for the three-month and nine-month periods ended September 30, 2007, respectively, compared to 73% for the same periods in 2006. The gross margin percentage for the three-month period remained consistent despite the lower sales volume due to a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems. During the nine-month period ended September 30, 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $2,714,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers. This charge lowered the gross margin by one hundred basis points from 72% to 71% for the nine-month period in 2007. The remaining decrease for the nine-month period was primarily due to the impact of the lower sales volume. Although manufacturing overhead costs were lower in 2007 than the prior year due to start-up costs incurred in the first half of 2006 when the Company shifted a portion of its manufacturing operations from Massachusetts to Ireland, the impact of the lower revenue more than offset these cost savings.
MVSD gross margin as a percentage of revenue was 77% and 74% for the three-month and nine-month periods ended September 30, 2007, respectively, compared to 77% for the same periods in 2006. The decrease in MVSD margin for the nine-month period was primarily due to higher excess and obsolete inventory provisions recorded in 2007 and the impact of the lower sales volume. SISD gross margin as a percentage of revenue was 42% and 40% for the three-month and nine-month periods ended September 30, 2007, respectively, compared to 48% and 47% for the same periods in 2006. The decrease in SISD margin was due principally to the impact of the lower sales volume and higher warranty provisions.
Product gross margin as a percentage of revenue was 77% and 75% for the three-month and nine-month periods ended September 30, 2007, respectively, compared to 77% for the same periods in 2006. The decrease in product margin for the nine-month period was primarily due to higher excess and obsolete inventory provisions recorded in 2007 and the impact of the lower sales volume. Service gross margin as a percentage of revenue was 40% and 38% for the three-month and nine-month periods ended September 30, 2007, respectively, compared to 41% and 37% for the same periods in 2006. The decrease in the service margin for the three-month period was primarily due to the timing of surface inspection installations. The increase in the service margin for the nine-month period was due principally to higher maintenance and support revenue sold bundled with MVSD products, without a corresponding increase in service costs.
Operating Expenses
Research, development, and engineering (R,D&E) expenses for the three-month period ended September 30, 2007 increased 9% to $8,704,000 from $7,997,000 for the three-month period ended October 1, 2006, and R,D&E expenses for the nine-month period ended September 30, 2007 increased 1% to $24,654,000 from $24,496,000 for the nine-month period ended October 1, 2006. MVSD R,D&E expenses increased $684,000, or 9%, and $190,000, or 1%, for the three-month and nine-month periods ended September 30, 2007, respectively. The increase for the three-month period was due principally to higher labor costs resulting from additional employees and contractors, as well as higher outside services and patent-related costs, to support new product initiatives. Although these same costs were also higher for the nine-month period, these increases were partially offset by lower company bonus accruals and stock-based compensation expense. SISD R,D&E expenses were relatively consistent in each period presented from the prior year.
R,D&E expenses as a percentage of revenue were 16% and 15% for the three-month and nine-month periods ended September 30, 2007, respectively, and 14% for the same periods in 2006. The Company believes that a continued commitment to R,D&E activities is essential in order to maintain product leadership with existing products and provide innovative new product offerings, and therefore, expects to continue to make significant R,D&E investments in the future. Although the Company targets its R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, the Company has numerous research and development projects underway, and the Company believes that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses for the three-month period ended September 30, 2007 increased 4% to $24,303,000 from $23,414,000 for the three-month period ended October 1, 2006, and SG&A expenses for the nine-month period ended September 30, 2007 increased 1% to $72,870,000 from $72,470,000 for the nine-month period ended October 1, 2006. MVSD S,G&A expenses increased $722,000, or 4%, and $1,143,000, or 2%, for the three-month and nine-month periods ended September 30, 2007, respectively. SISD S,G&A expenses were relatively consistent in each period presented from the prior year. Corporate expenses that are not allocated to either division increased $158,000, or 6%, and decreased $862,000, or 9%, for the three-month and nine-month periods ended September 30, 2007, respectively.
The increase in MVSD S,G&A expenses for the three-month period was primarily due to higher salary expense resulting from additional sales headcount intended to grow factory automation revenues. Although salary expense was also higher for the nine-month period, this increase was partially offset by lower company bonus accruals and stock-based compensation expense. Higher company meeting costs also contributed to the increase for the nine-month period due to the timing of the Company’s annual sales kick-off meetings, which were held during the first quarter in 2007 compared to the fourth quarter in 2006. In addition, a stronger Euro Dollar versus the U.S. Dollar in 2007 resulted in higher S,G&A costs when expenses of the Company’s European operations were translated into U.S. Dollars. The increase in corporate expenses for the three-month period was due principally to higher professional fees, including fees related to the investigation of unsubstantiated orders in Japan, while the decrease in the nine-month period was due primarily to the costs associated with the Company’s 25th Anniversary party held in January 2006, as well as lower company bonus accruals, partially offset by higher professional fees.
Nonoperating Income
Investment and other income for the three-month period ended September 30, 2007 increased 24% to $1,881,000 from $1,518,000 for the three-month period ended October 1, 2006, and investment and other income for the nine-month period ended September 30, 2007 increased 15% to $5,597,000 from $4,856,000 for the nine-month period ended October 1, 2006. Although the average invested balance declined in the past year due to cash outlays related primarily to the Company’s stock repurchase program, investment income increased over the prior year due to higher yields on the Company’s portfolio of debt securities. Other income also increased over the prior year due to higher rental income from leasing buildings adjacent to the Company’s corporate headquarters.
During the three-month and nine-month periods ended September 30, 2007, the Company recorded foreign currency gains of $353,000 and losses of $88,000, respectively, compared to losses of $282,000 and $707,000 for the same periods in 2006. The gains during the three-month period ended September 30, 2007 were primarily due to the revaluation and settlement of accounts receivable balances that are reported in one currency and collected or paid in another. While the Company also experienced similar gains during the nine-month period in 2007, they were offset by losses on the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another. The losses during the three-month period ended October 1, 2006 were primarily due to the revaluation and settlement of intercompany balances, whereas the losses during the nine-month period were primarily due to the revaluation of cash balances on the Company’s subsidiaries’ books that are denominated in a currency other than the subsidiaries’ functional currency.
Income Taxes
The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2007 was 21% and 26%, respectively, compared to 18% and 21% for the same periods in 2006. The effective tax rate for the third quarter of 2007 included the impact of the following discrete tax events: a reduction of tax expense of $444,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and a $51,000 reduction of tax expense upon the favorable settlement of an Internal Revenue Service audit relating to the DVT acquisition and upon the expiration of the statute of limitations for certain state tax issues, partially offset by a $74,000 increase to tax expense for certain state tax issues. The second quarter of 2007 included an increase to tax expense of $438,000 due to the final adjustment to the U.S. tax returns related to the settlement in the third quarter of 2006 of the case brought by the Tokyo Regional Taxation Bureau (TRTB) against the Company’s US subsidiary for tax years 1997 through 2001. The third quarter of 2006 included the settlement of the TRTB case brought against the Company’s US entity that required an increase to tax expense of $1,058,000, offset by a reduction of tax expense due to expiration of the statute of limitations of $1,220,000 and the final true-up of the prior year’s tax accrual of $405,000.
The discrete tax events in 2007 decreased the effective tax rate by five hundred basis points from 26% to 21% for the three-month period in 2007, and had no net impact on the effective tax rate for the nine-month period in 2007. The discrete tax events in 2006 decreased the effective tax rate by five hundred basis points from 23% to 18% for the three-month period in 2006, and four hundred basis points from 25% to 21% for the nine-month period in 2006. The remaining change in the effective tax rate from 23% to 26% for the three-month period and 25% to 26% for the nine-month period was due to more of the Company’s profits being earned in higher tax jurisdictions. The adjustment to increase the year-to-date 2006 effective tax rate (excluding discrete tax events) from 25% to 26% was recorded in the third quarter of 2006.
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
Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007, and as a result, recognized a $4,021,000 increase in liabilities and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for liability recognition under SFAS No. 5. During the nine-month period ended September 30, 2007, the Company recognized a $1,089,000 increase in liabilities for uncertain tax positions as part of its income tax accrual, of which $379,000 was recognized in the three-month period ended September 30, 2007. Estimated interest and penalties included in these amounts totaled $592,000 for the nine-month period ended September 30, 2007, of which $180,000 was included in the three-month period ended September 30, 2007.
Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at September 30, 2007. These liabilities include $2,763,000 of estimated interest and penalties, for which it is the Company’s policy to record as income tax expense.
The tax years 1999 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service is auditing tax years 2003 through 2006. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a finding that a permanent establishment exists with the Company’s Irish subsidiary. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $6,631,000 based on the exchange rate as of September 30, 2007) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
The changes in the reserve for income taxes were as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
Provisions during the period	1,089
“Gross-up” of FIN 48 liabilities	4,436

Balance at September 30, 2007	$17,913

During the third quarter of 2007, the Company reclassified $4,436,000 that was previously netted against the reserve for income taxes to non-current deferred tax assets to present FIN 48 liabilities at a gross amount, as opposed to net of any correlative tax relief.
The Company had unrecognized tax benefits of $16,427,000 and $17,913,000 at January 1, 2007 and September 30, 2007, respectively, of which $1,000,000 would reduce goodwill and the remainder would reduce income tax expense, if recognized.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $265,367,000 at September 30, 2007, representing 57% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period ended September 30, 2007 were met with its existing cash, cash equivalent, and investment balance, as well as positive cash flow from operations. Cash requirements primarily consisted of operating activities, the repurchase of common stock, and the payment of dividends. Capital expenditures during the nine-month period ended September 30, 2007 totaled $3,307,000 and consisted primarily of expenditures for computer hardware and software, as well as various building improvements to the Company’s corporate headquarters.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of September 30, 2007, the Company had contributed $19,488,000 to the partnership, including $1,025,000 during the nine-month period ended September 30, 2007. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of September 30, 2007, the Company had repurchased 2,449,333 shares at a cost of $57,076,000 under this program. The Company did not repurchase any shares during the three-month period ended September 30, 2007. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share in each quarter of 2007 that amounted to $11,215,000 for the nine-month period ended September 30, 2007. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board deems relevant.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $500,000 in the fourth quarter of 2007, and up to $1,000,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payment in the second quarter of 2007 had been earned and made a payment of $502,000 that was allocated to goodwill. This payment included a $2,000 adjustment related to the final closing balance sheet of AssistWare. The Company has also determined that the second contingent payment totaling $500,000 has been earned and expects to make this payment during the fourth quarter of 2007, with this amount allocated to goodwill. The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.
The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the remainder of 2007 and the foreseeable future.
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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of 2007, the Company issued new order acceptance and customer credit limit policies for orders originating from the Company’s Japanese subsidiary, Cognex K.K. The Company implemented these changes to its internal control over financial reporting in response to the Company’s identification of the unsubstantiated customer orders that resulted in the prior-period misstatements described in this report. See “Part I–Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Correction of Prior-Period Misstatements” for further information.
The Company continues to review its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may make further changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 16, 2007, VCode Holdings, Inc. et. al. filed a complaint against the Company in the Eastern District of the State of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. This matter is in its early stages and discovery has commenced. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.

In addition, refer to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a summary of the Company’s legal proceedings as of that date. With respect to the declaratory judgment action in the United States District Court for Minnesota filed by the Company against Acacia Research Corporation et al. referenced in that report, discovery has concluded and the parties anticipate trial to occur sometime in the first quarter of 2008.

The Company is subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving claims against the Company, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased	that May Yet
			as Part of	Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 2 – 31, 2007	—	—	—	$42,924,000
August 1 – 31, 2007	—	—	—	$42,924,000
September 1 – 30, 2007	—	—	—	$42,924,000
Total	—	—	—	$42,924,000

(1)	In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the market value of the Company’s Common Stock and the average return on the Company’s invested balances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
10.1 – Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007*
10.2 – Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007*
10.3 – Amendment to Cognex Corporation 2001 General Stock Option Plan, effective as of July 26, 2007*
31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
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

DATE: November 1, 2007	COGNEX CORPORATION
/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)