Form 10-K
period 2007-12-31
COGNEX CORP
filed 2008-02-14
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

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
Yes      X                              No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                                     No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     ☒  Large accelerated filer     ☐  Accelerated filer     ☐  Non-accelerated Filer     ☐  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                     No      X

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2007: $890,235,000
$.002 par value common stock outstanding as of January 27, 2008: 43,375,292 shares

Documents incorporated by reference:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION ANNUAL REPORT ON
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. Our future results may differ materially from current results and from those projected in the forward-looking statements as a result of known and unknown risks and uncertainties. Readers should pay particular attention to considerations described in the section captioned “Risk Factors,” appearing in Part I – Item IA of this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

ITEM 1.	BUSINESS

Corporate Profile

Cognex Corporation (“Cognex” or the “Company,” each of which includes, unless the context indicates otherwise, Cognex Corporation and its subsidiaries) was incorporated in Massachusetts in 1981. Its corporate headquarters are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.

Cognex is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Machine vision is important for applications in which human vision is inadequate to meet requirements for size, accuracy, or speed, or in instances where substantial cost savings are obtained through the reduction of direct labor or improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size of items being manufactured.

Cognex has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Alameda, California. MVSD develops, manufactures, and markets modular vision systems that are used to automate the manufacture of discrete items, such as semiconductor chips, cellular phones, and light bulbs, by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 87% of total revenue in 2007. Financial information about segments may be found in the Notes to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

Machine vision products combine cameras with intelligent software to collect images and then answer questions about these images, such as:

Question	Description	Example

GUIDANCE
Where is it?	Determining the exact physical location and orientation of an object.	Determining the position of a printed circuit board so that a robot can automatically be guided to place electronic components.
IDENTIFICATION
What is it?	Identifying an object by analyzing its shape or by reading a serial number or symbol.	Reading a two-dimensional barcode directly marked on an automotive airbag so that it can be tracked and processed correctly through manufacturing.
INSPECTION
How good is it?	Inspecting an object for flaws or defects.	Inspecting the paper that US currency is printed on.
GAUGING
What size is it?	Determining the dimensions of an object.	Determining the diameter of a bearing prior to final assembly.

Machine Vision Market

Cognex serves a wide array of customers around the world that use our products to replace human vision in a variety of applications. Machine vision systems were first widely embraced by manufacturers of electronic components who needed this technology to produce computer chips with decreasing geometries. However, advances in technology and ease-of-use, combined with the deceasing cost of implementing vision applications, have made machine vision available to a broader range of users. Today, Cognex’s products are at work solving vision applications in many industries, including semiconductors, electronics, automotive, food, beverage, healthcare, pharmaceuticals, aerospace, and high-speed web inspection of materials, such as metals and paper.

Cognex’s customers can be classified into three primary markets: the semiconductor and electronics capital equipment market, the discrete factory automation market, and the surface inspection market.

Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Although Cognex sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of our products. Over the past several years, however, we have diversified our customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. At its revenue peak in 2000, sales to semiconductor and electronics capital equipment manufacturers represented approximately 61% of the Company’s total revenue, compared to approximately 25% in 2007.

Discrete manufacturers in the automotive, consumer electronics, food, beverage, healthcare, pharmaceutical, and aerospace industries use machine vision for a wide variety of applications in factory automation. These manufacturers purchase Cognex vision products and install them directly on their production lines or automation equipment. End-user customers either purchase our products from our direct sales force, an authorized third-party distributor, or a partner system integrator. In certain instances, the customer may hire a system integrator to help them develop a vision application for their production line. Sales to discrete factory automation customers represented approximately 62% of total revenue in 2007.

Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in 2007.

No customer accounted for greater than 10% of total revenue in 2007, 2006, or 2005.

Business Strategy

Our goal is to expand our position as a leading worldwide provider of machine vision products. For over 20 years, Cognex has been a leading supplier of machine vision products for semiconductor and electronics capital equipment manufacturers. However, we believe that long-term, sustained revenue growth will come from a broad base of customers across a variety of industries. Accordingly, our goal is to defend our strong position in the semiconductor and electronics capital equipment sector while expanding our business by growing our customer base and seeking out new machine vision applications.

For the past several years, we have invested in developing new products and functionality that make vision easier to use and in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. This includes selective expansion into new industrial and commercial vision applications through the internal development of new products and functionality, as well as the acquisition of businesses and technologies. This strategy also includes building a sales presence in regions such as China, where we believe many manufacturers can benefit from incorporating machine vision into their production processes.

Acquisitions

Our business strategy includes selective expansion into other machine vision applications through the acquisition of businesses and technologies. We plan to continue to seek opportunities to expand our product line, customer base, distribution network, and technical talent through acquisitions in the machine vision industry.

In May 2005, we completed our largest acquisition to date when Cognex purchased DVT Corporation. This business is included in the Company’s MVSD segment. Over the past several years, we have expanded our product line by adding low-cost, easy-to-use vision sensors. However, reaching the many prospects for these products in factories around the world requires a large third-party distribution channel to supplement our direct sales force. With the acquisition of DVT Corporation, we immediately gained a worldwide network of distributors, fully trained in selling and supporting machine vision products. We believe that we can accelerate our growth in the factory automation market by selling our expanding line of low-cost, easy-to-use products through this worldwide distribution network.

In May 2006, Cognex acquired AssistWare Technology, Inc., a developer of Lane Departure Warning Systems, and entered the emerging market for machine vision systems in vehicles. This business is included in the Company’s MVSD segment. These highly-specialized sensors are installed in vehicles, ranging from long-haul trucks to high-end passenger cars, where they provide driver assistance by constantly analyzing the vehicle’s external environment and warning the driver of potentially dangerous situations. AssistWare’s Lane Departure Warning System uses machine vision technology to watch the road ahead and alert drivers if they unintentionally leave their lane or if their driving pattern becomes erratic. Although we believe that entering new commercial markets for machine vision systems is an important strategic move to diversify into areas outside of the factory floor, we do not expect machine vision in vehicles to generate significant revenue for the Company in the near term.

Products

Cognex offers a full range of machine vision products designed to meet customer needs at different performance and price points. Our products can have a variety of physical forms, depending upon the user’s need. For example, customers can purchase vision software to use with their own camera and processor, or they can purchase a standalone unit that combines camera, processor, and software into a single package.

Vision Software

Vision software provides the user the most flexibility for combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripherals of their choice. The vision software runs on the customer’s PC, which enables easy integration with PC-based data and controls. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex’s VisionPro® software offers the power and flexibility of advanced programming with the simplicity of a graphical development environment. VisionPro’s extensive suite of patented vision tools enables solving the most challenging machine vision applications.

Vision Systems

Vision systems combine camera, processor, and vision software into a single, rugged package with a simple and flexible user interface for configuring applications. These general-purpose vision systems are designed to be easily programmed to perform a wide range of vision tasks including part location, identification, measurement, assembly verification, and robotic guidance. Cognex offers the In-Sight® and DVT® product lines of vision systems in a wide range of models to meet all price and performance requirements.

Vision Sensors

Unlike general-purpose vision systems that can be programmed to solve a wide variety of vision tasks, vision sensors are designed to deliver very simple, low-cost solutions in place of traditional photoelectric sensors for reliable inspection, error-proofing, and part detection. Cognex offers the Checker® product line of vision sensors that perform a variety of single-purpose vision tasks.

ID Products

ID products quickly and reliably read codes (e.g. one-dimensional or two-dimensional barcodes) that have been applied or directly marked on discrete items during the manufacturing process. Manufacturers of goods ranging from automotive parts to pharmaceutical items to aircraft components to medical devices are increasingly using direct part mark (DPM) identification to ensure that the appropriate manufacturing processes are performed in the correct sequence and on the right parts. In addition, DPM can be used to track parts from the beginning of their life to the end, and is also used in supply chain management and repair. Cognex offers the Datamantm product line of ID readers that includes both hand-held and fixed-mount models.

Industry-Specific Products

Wafer Identification

Cognex’s In-Sight® 1720 Series wafer ID reader quickly and reliably reads codes (e.g. one- or two-dimensional barcodes or human-readable characters) that have been laser scribed onto semiconductor wafers under a variety of challenging process conditions so that semiconductor manufacturers can track individual wafers through every step of the process.

Wafer Pre-Alignment

Cognex’s In-Sight® 1820 Optical Pre-Aligner, which incorporates Cognex’s NotchmaxTM software, provides non-contact measurement of wafer position and orientation to pre-align wafers more quickly, reliably, and with less contamination than mechanical systems.

Consumer Packaging

Cognex’s OmniViewTM Cylindrical Product Inspection System uses images acquired from multiple cameras and combines those images to create a seamless and undistorted image of an object’s surface,

eliminating the complex and expensive requirement to mechanically spin parts in order to inspect them. OmniView is used to inspect labels, confirm contents, track products, and verify date and lot codes.

Surface Inspection Systems

Surface inspection systems detect and classify surface defects during the fabrication of metals, paper, non-wovens, plastics, and glass. Cognex’s SmartView® web and surface inspection system is a complete solution for the inspection of surfaces and webs moving in a continuous fashion as they are being produced or converted. SmartView enables the user to detect, identify, visualize, and classify defects in these materials as they are being produced at full production speeds.

SmartView is sold globally to end users in the metals, paper, non-wovens, plastics, and glass industries. In addition, SmartView is sold to end users located in Europe and Asia in the paper industry through an OEM relationship with Honeywell International, Inc.

Research, Development, and Engineering

Cognex engages in research, development, and engineering (R,D&E) to enhance our existing products and to develop new products and functionality to meet market opportunities. In addition to internal research and development efforts, we intend to continue our strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. We consider our ability to accelerate time to market for new products critical to our revenue growth.

At December 31, 2007, Cognex employed 183 professionals in R,D&E, many of whom are software developers. Cognex’s R,D&E expenses totaled $34,335,000 in 2007, $32,607,000 in 2006, and $27,640,000 in 2005, or approximately 15%, 13%, and 13% of revenue, respectively. 2007 and 2006 R,D&E expenses included $3,239,000 and $3,627,000, respectively, of stock-based compensation expense that was not recorded in 2005.

Manufacturing and Order Fulfillment

Cognex’s MVSD products are manufactured utilizing a turnkey operation whereby the majority of component procurement, assembly, and initial testing are performed under agreement by third-party contract manufacturers. Cognex’s primary contract manufacturers are located in Ireland and Southeast Asia. After the completion of initial testing, fully-assembled product from the contract manufacturer is routed to one of the Company’s two distribution locations: Cork, Ireland or Duluth, Georgia, USA. At these locations, Cognex’s software is loaded onto the product, final quality control is performed, and the product is kitted for shipment to our customers. Orders for customers in the Americas are shipped from our Duluth, Georgia facility, while orders for customers in Japan, Europe, and Southeast Asia are shipped from our Cork, Ireland facility. The contract manufacturers use specified components and assembly and test documentation created and controlled by Cognex. From time to time, we will procure large quantities of end-of-life components for strategic purposes that will not be consumed within one year. Certain components are presently available only from a single source.

Cognex’s SISD products are manufactured at its Alameda, California facility, with the exception of the frames on which the cameras and the lights used to illuminate the web are mounted. The manufacturing process at the Alameda facility consists of system design, configuration management and control, component procurement, and subassembly. After the completion of subassembly at the Alameda facility, some of the systems are delivered to Cognex’s Kuopio, Finland facility where the frames and lights are manufactured. The manufacturing process at the Kuopio facility consists of system integration, final testing, and quality control. Certain products are manufactured by third-party contract manufacturers using documentation created and controlled by Cognex.

Sales Channels and Support Services

Cognex sells its MVSD products through a worldwide direct sales force that focuses on the development of strategic accounts that generate or are expected to generate significant sales volume. With the exception of Cognex’s vision software, all of our MVSD products are also sold through a third-party distribution network in the Americas, Europe, and Asia. MVSD utilizes both sales channels, direct and distribution, in order to best reach the many prospects for our products in factories around the world. Cognex’s SISD products are primarily sold through a worldwide direct sales force since there are fewer customers in a more concentrated group of industries.

At December 31, 2007, Cognex’s sales force consisted of 277 professionals, including sales engineers, application engineers, and distribution management personnel, and our distribution network consisted of 190 authorized distributors. Sales engineers call directly on targeted accounts and coordinate the activity of the application engineers. The majority of our sales force holds engineering or science degrees. Cognex has sales and support offices located throughout the Americas, Japan, Europe, and Southeast Asia. Recently, the Company has invested in a direct sales presence in China (which the Company currently includes in its Southeast Asia region) and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes.

Sales to customers based outside of the United States represented approximately 65% of total revenue in 2007, compared to approximately 65% in 2006 and approximately 63% in 2005. In 2007, approximately 23% of the Company’s total revenue came from customers based in Japan, 32% from customers based in Europe, and 10% from customers based in Southeast Asia. Although international sales may from time to time be subject to federal technology export regulations, to date, Cognex has not suffered significant delays or prohibitions in sales to any of its foreign customers. Financial information about geographic areas may be found in the Notes to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

Cognex’s MVSD service offerings include maintenance and support, training, and consulting services. Maintenance and support programs include hardware support programs that entitle customers to have failed product repaired, as well as software support programs that provide customers with application support and software updates on the latest software releases. Training services include a variety of product courses that are available at Cognex’s offices worldwide, at customer facilities, and on computer-based tutorials, video, and the Internet. Cognex provides consulting services that range from a specific area of functionality to a completely integrated machine vision application.

Cognex’s SISD service offerings include maintenance and support and training services similar to those provided by MVSD, as well as installation services. The installation services group supervises the physical installation of the hardware at the customer location, configures the software application to detect the customer’s defects, validates that the entire integrated system with the peripheral components is functioning according to the specifications, and performs operator training.

Intellectual Property

We rely on the technical expertise, creativity, and knowledge of our personnel, and therefore, we utilize patent, trademark, copyright, and trade secret protection to maintain our competitive position and protect our proprietary rights in our products and technology. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright, or other intellectual property right.

At December 31, 2007, Cognex had been granted, or owned by assignment, approximately 264 patents issued in the field of machine vision technology and had 174 patent applications pending. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, Checker®, and SmartView®, as well as many common-law marks, including, among others, DataManTM.

Compliance with Environmental Provisions

Cognex’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Competition

The machine vision market is highly fragmented and Cognex’s competitors vary depending upon market segment, geographic region, and application niche. Our competitors are typically other vendors of machine vision systems and manufacturers of image processing systems and sensors. In addition, in the semiconductor and electronics capital equipment market, Cognex competes with the internal engineering efforts of current or prospective customers. In the DPM identification market, Cognex competes with manufacturers of automatic identification systems. Any of these competitors may have greater financial and other resources than Cognex. Although we consider Cognex to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available.

Cognex’s ability to compete depends upon our ability to design, manufacture, and sell high-quality products, as well as our ability to develop new products and functionality that meet evolving customer requirements. The primary competitive factors affecting the choice of a machine vision system include vendor reputation, product functionality and performance, ease of use, price, and post-sales support. The importance of each of these factors varies depending upon the specific customer’s needs.

Backlog

At December 31, 2007, backlog totaled $36,655,000, compared to $36,783,000 at December 31, 2006. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days at MVSD and six months at SISD. The MVSD backlog excludes deferred revenue. Although MVSD accepts orders from customers with requested shipment dates that are within 60 days, orders typically ship within one week of order placement. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

At December 31, 2007, Cognex employed 799 persons, including 395 in sales, marketing, and service activities; 183 in research, development, and engineering; 108 in manufacturing and quality assurance; and 113 in information technology, finance, and administration. Of the Company’s 799 employees, 333 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

Cognex maintains a website on the World Wide Web at www.cognex.com. We make available, free of charge, on our website in the “Company Information” section under the caption “Investor Information – Annual Reports and SEC Filings” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Cognex’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect our company in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements. We refer you to the explanation of the qualifications and limitations on such forward-looking statements, appearing in Part II – Item 7 of this Annual Report on Form 10-K.

Unless the context otherwise requires, the words “Cognex,” “we,” “our,” “us,” and “our company” refer to Cognex Corporation and its consolidated subsidiaries.

Unfavorable changes in economic conditions and capital spending may negatively impact our operating results.

Our revenue is dependent upon the capital spending trends of manufacturers in a number of industries, including, among others, the semiconductor, electronics, automotive, metals, and paper industries. These spending levels are, in turn, impacted by global economic conditions, as well as industry-specific economic conditions. Our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics capital equipment market may adversely affect our business.

In 2007, approximately 25% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by a slowdown in either of these industries.

Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.

In 2007, approximately 65% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. We intend to continue to expand our operations outside of the United States and may enter additional international markets, such as our recent expansion into China and Eastern Europe, which will require significant management attention and financial resources. As a result, our operations are subject to the risks inherent in international sales, including, among other things:

•	various regulatory requirements,
•	export and import restrictions,
•	transportation delays,
•	difficulties in staffing and managing foreign sales operations,
•	business systems connectivity issues, and
•	potentially adverse tax consequences.

In addition, certain of our products are assembled by third-party contract manufacturers in Ireland and Southeast Asia. Due to these relationships and our other activities outside of the United States, we are subject to the political risks inherent in international operations and their impact on the global economy, including economic disruption from acts of war or terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001. Any of these factors could have a material adverse effect on our operating results.

Fluctuations in foreign currency exchange rates and the use of derivative instruments to hedge these exposures could adversely affect our reported results, liquidity, and competitive position.

We face exposure to adverse movements in foreign currency exchange rates as a significant portion of our revenue, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of our company. In certain instances, we utilize forward contracts and other derivative instruments to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. We do not engage in foreign currency speculation.

The success of our foreign currency risk management program depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. Furthermore, our failure to identify new exposures and hedge them in an effective and timely manner may result in material foreign currency gains or losses. In addition, although the use of these derivative instruments may be effective in minimizing foreign currency gains or losses, significant cash inflows or outflows may result when these instruments are settled.

Our predominant currency of sale is the U.S. Dollar in the Americas and Southeast Asia, the Yen in Japan, and the Euro in Europe. Our U.S. Dollar based pricing in Southeast Asia may put us at a competitive disadvantage with other Asian vendors that offer local-currency based pricing. In addition, fluctuations in foreign currency exchange rates may render our products less competitive. For example, the weak U.S. Dollar versus the Euro may attract certain of our European customers to vendors in the United States, and therefore, have an adverse effect on our local European sales.

The loss of a large customer could have an adverse effect on our business.

In 2007, our top five customers accounted for approximately 9% of total revenue. Our expansion into the factory automation marketplace has reduced our reliance upon the revenue from any one of our larger OEM customers. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.

The failure of a key supplier to deliver quality product in a timely manner or our inability to obtain components for our products could adversely affect our operating results.

A significant portion of our MVSD product is manufactured by two third-party contractors. As a result, we are dependent upon these contractors to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes. In addition, a variety of components used in our products are only available from a single source. The announcement by a single-source supplier of a last-time component buy could result in our purchase of a significant amount of inventory that, in turn, could lead to an increased risk of inventory obsolescence. An interruption in, termination of, or material change in the purchase terms of any single-source components could have a material adverse effect on our operating results.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the management and leadership of Robert J. Shillman, our President and Chief Executive Officer, as well as other members of our senior management team. On March 27, 2007, James Hoffmaster, our former President who was responsible for running our day-to-day operations, resigned and Robert J. Shillman took over these responsibilities with the assistance of members of the senior management team listed in Part I – Item 4A of this Annual Report on Form 10-K. Although we have retained many experienced and qualified senior managers, the loss of key personnel could have a material adverse effect on our company. Our continued growth and success also depends upon our ability to attract and retain skilled employees and on the ability of our officers and key employees to effectively manage the growth of our business through the implementation of appropriate management information systems and internal controls.

We have historically used stock options as a key component of our total employee compensation program in order to align employee interests with the interests of our shareholders, provide competitive compensation and benefits packages, and encourage employee retention. Difficulties relating to obtaining shareholder approval of stock option plans have resulted in a reduction in the total number of options available for grant in future periods. Accordingly, we may find it difficult to attract, retain, and motivate employees, and any such difficulty could materially adversely affect our business.

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

Our failure to develop new products and to respond to technological changes could result in the loss of our market share and a decrease in our revenues and profits.

The market for our products is characterized by rapidly changing technology. Accordingly, we believe that our future success will depend upon our ability to accelerate time to market for new products and functionality with improved ease-of-use, performance, or price. We may not be able to introduce and market new products successfully and respond effectively to technological changes or new product introductions by competitors. Our ability to keep pace with the rapid rate of technological change in the high-technology marketplace could have a material adverse effect on our operating results.

Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.

Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved hardware performance, additional software features and functionality, or lower cost that may replace existing products. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies. Our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, has led to, and may again in the future lead to, an increased risk of excess or obsolete inventory and resulting charges.

Our failure to properly manage the distribution of our products and services could result in the loss of revenues and profits.

We utilize a direct sales force, as well as a network of third-party distributors, to sell our products and services. Successfully managing the interaction of our direct and indirect sales channels to reach various potential customers for our products and services is a complex process. In addition, our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues. Each distribution method has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profitability.

If we fail to successfully defend our intellectual property, our competitive position and operating results could suffer.

We rely on our proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of our personnel. Although we use a variety of methods to protect our intellectual property, we rely most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. We also attempt to protect our intellectual property by restricting access to our proprietary information by a combination of technical and internal security measures. These measures, however, may not be adequate to:

•	protect our proprietary technology,
•	protect our patents from challenge, invalidation, or circumvention, or
•	ensure that our intellectual property will provide us with competitive advantages.

Any of these adverse circumstances could have a material effect on our operating results.

Our company may be subject to costly litigation.

From time to time, we may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. We are currently a party to certain patent infringement actions that are fully described in the section captioned “Legal Proceedings,” appearing in Part I – Item 3 of this Annual Report on Form 10-K. These matters can be time-consuming, divert our management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

Increased competition may result in decreased demand or prices for our products and services.

We compete with other vendors of machine vision systems, the internal engineering efforts of our current or prospective customers, and the manufacturers of image processing systems, automatic identification systems, and sensors. Any of these competitors may have greater financial and other resources than we do. In recent years, ease-of-use and product price have become significant competitive factors in the factory automation marketplace. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could materially and adversely affect our operating results. We refer you to the section captioned “Competition,” appearing in Part I – Item 1 of this Annual Report on Form 10-K.

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

We may have additional tax liabilities.

We are subject to income taxes in the United States, as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our financial statements and could have a material effect on our income tax provision, net income, or cash flows in the period in which the determination is made.

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

The stock markets have experienced significant price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many technology companies, such as our company, often for reasons unrelated to the operating results of the specific company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments as of the date of this report.

ITEM 2:	PROPERTIES

In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building.

In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters. This building is currently occupied with tenants who have lease agreements that expire at various dates through 2017. Cognex also uses a portion of this space for storage and product demonstrations.

In 1997, Cognex purchased a three and one-half acre parcel of land situated on Vision Drive, adjacent to our corporate headquarters. This land is being held for future expansion.

In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This building is currently occupied with tenants who have lease agreements that expire at various dates through 2012.

Cognex conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2017. Certain of these leases contain renewal options, escalation clauses, rent holidays, and leasehold improvement incentives.

ITEM 3:	LEGAL PROCEEDINGS

In March 2006, Cognex filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by Cognex. The patent assertions relate to two-dimensional symbology reading; in particular, the defendants have alleged that any company reading a data matrix code infringes the subject patents. Cognex amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action have asserted a counterclaim against Cognex alleging infringement of the patent-in-suit, seeking unspecified damages. Discovery has concluded and the matter is expected to go to trial in the first half of 2008. In April 2007, certain of the defendants in the matter referenced above filed an action against Cognex in the United States District Court for the Eastern District of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. Discovery is in process. We cannot predict the outcome of these patent infringement matters or estimate the potential loss or range of loss at this time. Although we believe we have a meritorious case, an adverse resolution of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against Cognex. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

The following table sets forth the names, ages, and titles of Cognex’s executive officers at December 31, 2007, all of whom have been employed by Cognex in their present or other capacities for no less than the past five years:

Name	Age	Title

Robert J. Shillman	61	President, Chief Executive Officer, and Chairman of the Board of Directors
Eric Ceyrolle	54	Executive Vice President of Worldwide Sales and Marketing
Richard A. Morin	58	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Other members of the senior management team include the following individuals, all of whom have been employed by Cognex in their present or other capacities for no less than the past five years:

Name	Age	Title

Markku Jaaskelainen	53	Senior Vice President and General Manager, SISD
Marilyn Matz	54	Senior Vice President, Vision Software Business Unit Manager
E. John McGarry	51	Senior Vice President of Research and Development
Kris Nelson	60	Senior Vice President of Sales, Americas
William Silver	53	Senior Vice President and Senior Fellow
Justin Testa	55	Senior Vice President, Group Business Unit Manager

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 27, 2008, there were approximately 600 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.

The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2007 and 2006 are as follows:

	First	Second	Third	Fourth

2007
High	$24.85	$24.24	$25.87	$22.35
Low	20.83	20.20	16.68	16.74
2006
High	$33.24	$30.01	$26.20	$26.98
Low	27.18	24.25	20.87	21.65

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. The Company did not repurchase any shares under this program during the fourth quarter of 2007. As of December 31, 2007, the Company had repurchased 2,449,333 shares at a cost of $57,076,000 under this program, leaving $42,924,000 of the total amount authorized available for future repurchases. Any future repurchases will depend upon a variety of factors, including stock price levels and share availability.

The Company declared and paid a cash dividend of $0.08 per share in the first and second quarters of 2006, and $0.085 per share in the third and fourth quarters of 2006 and each quarter of 2007. Any future declaration and payment of cash dividends will be subject to the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant.

Set forth below is a line graph comparing the annual percentage change in the cumulative total shareholder return on the Company’s common stock, based upon the market price of the Company’s common stock, with the total return on companies within the Nasdaq Composite Index and the Research Data Group, Inc. Nasdaq Lab Apparatus & Analytical, Optical, Measuring & Controlling Instrument (SIC 3820-3829 US Companies) Index (the “Nasdaq Lab Apparatus Index”). The performance graph assumes an investment of $100 in each of the Company and the two indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. Data for the Nasdaq Composite Index and the Nasdaq Lab Apparatus Index was provided to the Company by Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cognex Corporation, The NASDAQ Composite Index
And NASDAQ Stocks (SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt, Opt, Measuring, and Controlling Instr

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007

Cognex Corporation	100.00	154.15	153.49	167.45	134.29	115.31
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Stocks	100.00	169.44	150.71	146.33	156.77	175.30

  (SIC 3820-3829 U.S. Companies) Lab Apparatus & Analytical,Optical, Measuring, and Controlling Instrument

ITEM 6: SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenue	$225,737	$238,424	$216,875	$201,957	$150,092
Cost of revenue (1)	64,484	64,943	62,899	57,371	50,139

Gross margin	161,253	173,481	153,976	144,586	99,953
Research, development, and engineering expenses (1)	34,335	32,607	27,640	27,063	24,719
Selling, general, and administrative expenses (1)	99,819	96,678	82,332	70,674	55,724

Operating income	27,099	44,196	44,004	46,849	19,510
Nonoperating income	7,986	6,104	4,242	6,311	3,738

Income before taxes	35,085	50,300	48,246	53,160	23,248
Income tax expense	8,186	10,445	12,544	15,416	7,297

Net income	$26,899	$39,855	$35,702	$37,744	$15,951

Basic net income per share	$0.62	$0.87	$0.76	$0.83	$0.37

Diluted net income per share	$0.61	$0.85	$0.74	$0.80	$0.36

Basic weighted-average common shares outstanding	43,725	45,559	46,709	45,480	43,173

Diluted weighted-average common shares outstanding	44,063	46,648	47,935	47,358	44,466

Cash dividends per common share	$0.34	$0.33	$0.32	$0.28	$0.12

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,215	$1,596	$-	$-	$-
Research, development, and engineering	3,239	3,627	-	-	-
Selling, general, and administrative	7,261	8,401	-	-	-

Total stock-based compensation expense	$11,715	$13,624	$-	$-	$-

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Working capital	263,806	$266,647	$268,612	$242,460	$150,311
Total assets	539,546	528,651	564,562	533,308	432,533
Long-term debt	-	-	-	-	-
Shareholders’ equity	476,365	473,850	506,521	462,807	384,994

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for our products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products and services; (12) the inability to protect our proprietary technology and intellectual property; (13) our involvement in time-consuming and costly litigation; (14) the impact of competitive pressures; (15) the challenges in integrating acquired businesses; (16) the inability to achieve expected results from acquisitions; and (17) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I – Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

EXECUTIVE OVERVIEW

Cognex Corporation is a leading provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Our Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacturing of discrete items, while our Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Our customers can be classified into three primary markets: the semiconductor and electronics capital equipment market, the discrete factory automation market, and the surface inspection market.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex machine vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Although Cognex sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of our products. Over the past several years, however, we have diversified our customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. At its revenue peak in 2000, sales to semiconductor and electronics capital equipment manufacturers represented approximately 61% of the Company’s total revenue, compared to approximately 25% in 2007.

•	Discrete manufacturers in the automotive, consumer electronics, food, beverage, healthcare, pharmaceutical, and aerospace industries use machine vision for a wide variety of applications in factory automation. These manufacturers purchase Cognex vision products and install them directly on their production lines or automation cells. We believe that long-term, sustained revenue growth will come from a broad base of factory automation customers. Accordingly, we have invested in developing new products and functionality that make vision easier to use and in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. Sales to discrete factory automation customers represented approximately 62% of total revenue in 2007.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects in the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in 2007.

Revenue for the year ended December 31, 2007 totaled $226 million, representing a 5% decrease from the prior year. Although sales to factory automation customers in a variety of general manufacturing industries increased from 2006, this was offset by lower sales to customers in the semiconductor and electronics industries due primarily to industry cyclicality. As a result of the 5% decline in revenue and a 4% increase in operating expenses, operating income decreased from 19% of total revenue in 2006 to 12% of total revenue in 2007. Likewise, net income also decreased from $0.85 per diluted share in 2006 to $0.61 per diluted share in 2007.

The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Cost of revenue	29	27	29

Gross margin	71	73	71
Research, development, and engineering expenses	15	13	13
Selling, general, and administrative expenses	44	41	38

Operating income	12	19	20
Nonoperating income	4	2	2

Income before taxes	16	21	22
Income tax expense	4	4	6

Net income	12%	17%	16%

STOCK-BASED COMPENSATION

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

The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model for footnote disclosure under SFAS No. 123. We believe that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Readers should refer to Note 13: Stock-Based Compensation Expense to the Consolidated Financial Statements for a detailed description of the valuation assumptions.

The total stock-based compensation expense and the related income tax benefit recognized was $11,715,000 and $3,845,000, respectively, in 2007 and $13,624,000 and $4,741,000, respectively, in 2006. No compensation expense was capitalized at December 31, 2007 or December 31, 2006. Stock-based compensation expense decreased in 2007 from the prior year as a result of a declining trend in the number of stock options granted, as well as lower grant-date fair values primarily due to a lower stock price and assumed volatility.

At December 31, 2007, total unrecognized compensation expense related to non-vested stock options was $9,660,000, which is expected to be recognized over a weighted-average period of 1.6 years.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Correction of Prior-Period Misstatements Related to Unsubstantiated Orders in Japan

In the second quarter of 2007, the Company recorded an adjustment to reduce revenue by $1,060,000 to correct an overstatement of revenue reported in the first quarter of 2007 amounting to $303,000 and in the fourth quarter of 2006 amounting to $757,000. Upon investigation, we concluded that these previously-reported revenues were from unsubstantiated customer orders resulting in the shipment of product and the recording of revenue with no evidence of an arrangement with the customer. These fictitious orders were associated with semiconductor and electronics capital equipment customers in Japan. We determined that these amounts were not material to the results reported in the second quarter of 2007, the first quarter of 2007, or the fourth quarter of 2006, and therefore, corrected these misstatements in the second quarter of 2007. These misstatements had no material impact on management’s discussion and analysis of the results of operations in either 2007 or 2006.

Revenue

Revenue for the year ended December 31, 2007 decreased 5% to $225,737,000 from $238,424,000 for the year ended December 31, 2006. This decrease was due to lower sales to customers in the semiconductor and electronics industries, partially offset by higher sales to factory automation customers in a variety of general manufacturing industries. The decline in sales to customers in the electronics industry included lower demand from OEMs who make capital equipment used in the assembly of printed circuit boards, as well as lower demand from end users who manufacture consumer electronics, such as disk drives and personal computers.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 25% of total revenue in 2007 compared to 32% of total revenue in 2006, and decreased by $19,096,000, or 25%, from the prior year. This decrease was due primarily to industry cyclicality, and to a lesser extent, to several “end-of-life” orders received in 2006 for legacy products. Geographically, revenue decreased in all of the Company’s major regions, but most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located. Revenue from this sector had been gradually declining since the first quarter of 2006 until it leveled off in the second half of 2007. We do not expect a significant change in this business through the first half of 2008.

Discrete Factory Automation Market

Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 62% of total revenue in 2007 compared to 55% of total revenue in 2006, and increased by $7,164,000, or 5%, from the prior year. Sales of the Company’s In-Sight, Dataman, and Checker vision products, which are sold to customers in a wide variety of industries, increased from 2006. These increases were partially offset by lower sales of the Company’s vision software products to factory automation customers in the electronics industry. Geographically, revenue increased in Europe and the Americas where we serve a broader base of industries, while revenue from this sector decreased in Japan and Southeast Asia where we have large concentrations of customers in the electronics industry. We are investing in new product offerings and sales channels for the factory automation market with the goal of growing this business in 2008.

Surface Inspection Market

Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 13% of total revenue in both 2007 and 2006, and declined by $672,000, or 2%, from the prior year. This decrease was due to the deferral of product revenue during 2007 for surface inspection systems that were shipped to customers, but are part of multiple-element arrangements for which we do not have vendor-specific objective evidence (VSOE) of fair value for all of the undelivered elements. In these instances, we are required to defer product revenue related to the system that shipped until all of the elements in the arrangement have been delivered to the customer or we have VSOE of fair value for the remaining obligations. We expect these types of revenue deferrals to recur in 2008. We do not expect significant growth in this business in 2008 since the surface inspection market is comprised of fewer customers in a more concentrated group of industries in which we believe we hold a strong market share.

Product Revenue

Product revenue decreased 6% to $201,714,000 in 2007 from $214,938,000 in 2006. This decrease was due primarily to a lower volume of modular vision systems sold to semiconductor and electronics capital equipment manufacturers, as well as factory automation customers in the electronics industry. To a lesser extent, the decline in product revenue was also due to the shift in revenue mix from our vision software products that offer advanced programming capabilities to our easier-to-use and lower-priced vision sensors and industrial ID readers. In addition, within our vision software product offerings we experienced a trend in customers purchasing only software from the Company to use with the hardware of their choice, and although this trend did not contribute significantly to the decline in revenue in 2007, we expect the shift to software-only sales to continue in 2008.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased 2% to $24,023,000 in 2007 from $23,486,000 in 2006. This increase was due to higher revenue generated by maintenance and support programs. Service revenue increased as a percentage of total revenue to 11% in 2007 from 10% in 2006.

Gross Margin

Gross margin as a percentage of revenue was 71% for 2007 compared to 73% for 2006. This decrease was primarily due to higher MVSD excess and obsolete inventory provisions recorded in 2007 than 2006, as well as the impact of the lower MVSD sales volume.

MVSD Margin

MVSD gross margin as a percentage of revenue was 75% for 2007 compared to 77% for 2006. During 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $4,412,000 resulting from lower actual demand than was previously estimated as part of our material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers. Similar provisions were not material during 2006. The remaining decrease from the prior year was due to the lower MVSD sales volume while manufacturing overhead costs remained relatively flat. Manufacturing overhead costs were relatively consistent in each year, as costs related to a higher number of new product introductions in 2007 were offset by start-up costs incurred in the first half of 2006 when the Company shifted a portion of its manufacturing operations from Massachusetts to Ireland. These decreases to gross margin were partially offset by a $1,400,000 benefit recorded to MVSD cost of product revenue during the fourth quarter of 2007 resulting from the reversal of accrued inventory purchase commitments upon the expiration of the applicable statute of limitations.

SISD Margin

SISD gross margin as a percentage of revenue was consistent at 46% for both 2007 and 2006. Although revenue was slightly lower and warranty provisions were higher than the prior year, the impact of these items was offset by lower material costs.

Product Margin

Product gross margin as a percentage of revenue was 75% for 2007 compared to 77% for 2006. This decrease was due principally to the higher excess and obsolete inventory provisions and lower sales volume at MVSD, as more fully described in the MVSD Margin section above.

Service Margin

Service gross margin as a percentage of revenue was 40% for 2007 compared to 38% for 2006. This increase was due to higher revenue generated by maintenance and support programs, without a corresponding increase in service costs.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (R,D&E) expenses for the year ended December 31, 2007 increased 5% to $34,335,000 from $32,607,000 for the year ended December 31, 2006. MVSD R,D&E expenses increased $1,527,000, or 5%, from the prior year primarily due to higher personnel-related costs (such as employee salaries, fringe benefits, contract labor, and travel) resulting from the hiring of additional engineering resources ($1,442,000), as well as higher outside services ($472,000) and patent-related costs ($253,000), all to support new product initiatives. These increases were partially offset by lower company bonus accruals ($507,000) due to a lower consolidated operating income margin on which the Company’s bonus plan is based, as well as lower stock-based compensation expense ($331,000). SISD R,D&E expenses increased $201,000, or 6%, from the prior year due principally to the timing of outside services.

R,D&E expenses as a percentage of revenue were 15% in 2007 and 13% in 2006. We believe that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our R,D&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue cyclicality. At any point in time, we have numerous research and development projects underway, and we believe that none of these projects is material on an individual basis.

Selling, General, and Administrative Expenses

Selling, general, and administrative (S,G&A) expenses for the year ended December 31, 2007 increased 3% to $99,819,000 from $96,678,000 for the year ended December 31, 2006. MVSD S,G&A expenses increased $1,609,000, or 2%, from the prior year, while SISD S,G&A expenses increased $674,000, or 8%, from 2006. Corporate expenses that are not allocated to either division increased $858,000, or 6%, from the prior year.

The increase in MVSD S,G&A expenses was primarily due to higher personnel-related costs (such as employee salaries, fringe benefits, commissions, and travel) resulting from the hiring of additional direct sales personnel intended to grow factory automation revenue ($1,900,000), as well as the reversal of bad debt reserves in 2006 ($800,000). In addition, a weaker U.S. Dollar in 2007 resulted in higher S,G&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($835,000). These increases were partially offset by lower company bonus accruals ($587,000) and stock-based compensation expense ($1,234,000). The increase in SISD S,G&A expenses was due principally to higher personnel-related selling costs, including higher sales commissions and travel expenses.

The increase in corporate expenses was primarily due to higher costs associated with patent infringement actions initiated by the Company ($1,163,000), as well as higher professional services costs ($1,315,000) related to various corporate projects in 2007, including the investigation of unsubstantiated orders in Japan. These increases were partially offset by lower company bonus accruals ($419,000) and costs incurred in the first quarter of 2006 associated with the Company’s 25th Anniversary party ($1,287,000).

Nonoperating Income

The foreign currency gain for the year ended December 31, 2007 was $279,000 compared to a loss of $333,000 for the year ended December 31, 2006. During both 2006 and 2007, the U.S. Dollar weakened versus the Euro, resulting in foreign currency losses on the Company’s Irish subsidiary’s books when U.S. Dollar accounts receivable were revalued and collected during 2006 and foreign currency gains on the Company’s U.S. subsidiary’s books when Euro accounts receivable were revalued and collected during 2007. Although the foreign currency exposure of these accounts receivable is largely hedged through the use of forward contracts, this hedging program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts. A portion of the 2006 foreign currency loss was also due to the revaluation of U.S. Dollar cash balances on the Company’s Irish subsidiary’s books.

Investment and other income for the year ended December 31, 2007 increased 20% to $7,707,000 from $6,437,000 for the year ended December 31, 2006. Although the average invested balance declined in the past year due to cash outlays related primarily to the Company’s stock repurchase and dividend programs, investment income increased over the prior year due to higher yields on the Company’s portfolio of debt securities. As the Company’s investments mature, however, it is reinvesting in debt securities with lower rates of interest, and if interest rates continue to decline, this trend will have a negative impact on investment income in 2008. Other income also increased over the prior year due to higher rental income from leasing buildings adjacent to the Company’s corporate headquarters.

Income Taxes

The Company’s effective tax rate for 2007 was 23% compared to 21% for 2006. The effective tax rate for 2007 included the impact of the following discrete tax events: an increase to FIN 48 liabilities of $1,373,000 for identified tax exposures, an increase in tax expense of $438,000 to finalize the competent authority settlement between the Company’s U.S. subsidiary and Japan taxing authorities in late 2006, and an increase in tax expense of $191,000 for capital loss carryforwards that will not be utilized. These increases were partially offset by a decrease in tax expense of $444,000 from the true-up of the 2006 tax accrual upon filing the actual tax returns.

The effective tax rate for 2006 included the impact of the following discrete tax events: a decrease in tax expense of $1,220,000 due to the expiration of the statute of limitations for an open tax year, a decrease in tax expense of $869,000 from the settlement of a multi-year state tax audit, a decrease in tax expense of $405,000 for the true-up of the 2005 tax accrual upon filing the actual tax returns, and a decrease in tax expense of $200,000 for the favorable impact in the U.S. of the retroactive reinstatement of the research and experimentation tax credit. These decreases were partially offset by an increase in tax expense of $648,000 from the settlement of a long-standing tax audit in Japan.

The discrete tax events in 2007 increased the effective tax rate by four hundred basis points from 19% to 23%. The discrete tax events in 2006 decreased the effective tax rate by four hundred basis points from 25% to 21%. The remaining decrease in the effective tax rate from 25% to 19% was due primarily to more of the Company’s profits being earned in lower tax jurisdictions and higher income from tax-exempt investments.

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

Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007 and recorded a $4,021,000 increase in liabilities, net of deferred tax benefit, and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for liability recognition under SFAS No. 5. During the year ended December 31, 2007, the Company recorded a $2,341,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that was recorded as income tax expense, and an increase of an additional $307,000 that was recorded as a reduction in additional paid in capital. Estimated interest and penalties included in these amounts totaled $312,000.

The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts, Georgia, and California. The tax years 1999 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. Open tax years from 1999 to 2004 relate to tax matters arising from the acquisition of DVT Corporation. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service is auditing tax years 2003 through 2006. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $6,336,000) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.

The Company’s reserve for income taxes, including gross interest and penalties, was $16,414,000 and $19,308,000 at January 1, 2007 and December 31, 2007, respectively, of which $1,000,000 would reduce goodwill, $307,000 would increase additional paid in capital, and the remainder would reduce income tax expense, if the Company’s tax positions were sustained.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

Revenue for the year ended December 31, 2006 increased 10% to $238,424,000 from $216,875,000 for the year ended December 31, 2005. This increase was primarily due to higher sales to customers in the semiconductor and electronics capital equipment market, and to a lesser extent, the discrete factory automation market. Geographically, revenue increased in all of the Company’s major regions, but most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located, and the rest of Asia, a region where many capital equipment manufacturers are also located and where the general manufacturing economy experienced growth.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make capital equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 32% of the Company’s total revenue in 2006 and increased by $16,306,000, or 27%, from the prior year. Although the level of demand from these customers was higher than that experienced in 2005, revenue from this sector had been gradually declining since the first quarter of 2006.

Discrete Factory Automation Market

Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 55% of the Company’s total revenue in 2006 and increased by $9,179,000, or 7%, from the prior year. The Company offers a full range of machine vision products to its factory automation customers at different capability/price points, from its programmable vision software products to its low-cost, easy-to-use vision sensors. Although sales of the Company’s vision software products decreased from the prior year primarily in the electronics industry, sales of all other factory automation products increased from 2005 including In-Sight vision systems, Checker vision sensors, and Dataman industrial ID readers. In May 2005, the Company acquired DVT Corporation, and as a result, expanded its worldwide distribution network and added the DVT vision system to its product line, which complements its In-Sight vision system. Sales of acquired DVT products also contributed to the increase in factory automation revenue.

Surface Inspection Market

Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 13% of the Company’s total revenue and declined by $4,088,000, or 12%, from the prior year. This decrease is attributed to customers delaying projects due to a slowing economy and to mergers mainly in the metals industry. Since the average order size for a SmartView surface inspection system is relatively large, the timing of customer projects, system deliveries, and installations can have a significant impact on the quarterly, and even annual, distribution of revenue.

Product Revenue

Product revenue for the year ended December 31, 2006 increased 11% to $214,938,000 from $192,804,000 for the year ended December 31, 2005. This increase was due to a higher volume of modular vision systems sold to semiconductor and electronics capital equipment manufacturers, as well as discrete factory automation customers. The average selling price of the Company’s MVSD products decreased from 2005 due to the continued shift away from vision software products to vision sensors, which have a lower average selling price. The average selling price decline, however, was more than offset by the higher volume of units sold.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, decreased 2% to $23,486,000 in 2006 from $24,071,000 in 2005 due principally to lower revenue generated by maintenance and support programs and training services resulting from improved product quality and ease of use. Service revenue decreased as a percentage of total revenue to 10% in 2006 from 11% in 2005.

Gross Margin

Gross margin as a percentage of revenue was 73% for 2006 compared to 71% for 2005. The increase in gross margin was primarily due to the impact of the higher sales volume, as well as a shift in revenue mix to modular vision systems, which have higher margins than surface inspection systems and services. Stock-based compensation expense included in cost of revenue was $1,596,000 in 2006, which had a relatively small impact on the total gross margin percentage. Benefits from the sale of previously-reserved inventory amounted to $1,079,000 in 2006, which also had a relatively small impact on the total gross margin percentage.

MVSD Margin

MVSD gross margin as a percentage of revenue was 77% for 2006 compared to 75% for 2005. The increase in MVSD margin was primarily due to the impact of the higher sales volume, as well as a shift in mix to product revenue, which has a higher margin than service revenue. The gross margin percentage is relatively consistent among MVSD product offerings.

SISD Margin

SISD gross margin as a percentage of revenue was 46% for 2006 compared to 48% for 2005. The decrease in SISD margin was due principally to the impact of the lower sales volume, as well as the inclusion of stock-based compensation expense in 2006.

Product Margin

Product gross margin as a percentage of revenue was 77% for 2006 compared to 75% for 2005. The increase in product margin was due principally to the impact of the higher sales volume, as well as a shift in mix to higher-margin modular vision systems.

Service Margin

Service gross margin as a percentage of revenue was 38% for 2006 compared to 36% for 2005. A reduction in service personnel had a favorable impact on the service margin from the prior year. This was partially offset, however, by the inclusion of stock-based compensation expense in 2006.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (R,D&E) expenses for the year ended December 31, 2006 increased 18% to $32,607,000 from $27,640,000 for the year ended December 31, 2005. MVSD R,D&E expenses increased $4,646,000, or 19%, from the prior year primarily due to $3,360,000 of stock-based compensation expense, additional engineering personnel resulting from the acquisitions of DVT Corporation in May 2005 and AssistWare Technology, Inc. in May 2006, and increased outside service and materials costs related to new product initiatives. SISD R,D&E expenses increased $321,000, or 11%, from the prior year due principally to $267,000 of stock-based compensation expense.

Selling, General, and Administrative Expenses

Selling, general, and administrative (S,G&A) expenses for the year ended December 31, 2006 increased 17% to $96,678,000 from $82,332,000 for the year ended December 31, 2005. MVSD S,G&A expenses increased $7,738,000, or 12%, from the prior year, while SISD S,G&A expenses increased $271,000, or 3%, from 2005. Corporate expenses that are not allocated to either division increased $6,337,000, or 88%, from the prior year.

The increase in MVSD S,G&A expenses was primarily due to $5,160,000 of stock-based compensation expense, as well as investments in sales and marketing in the discrete factory automation market, including the acquisition of DVT Corporation in May 2005. This acquisition resulted in additional sales and marketing expenses related to managing a worldwide distribution network, as well as additional amortization expense of $1,259,000 related to acquired intangible assets. The increase in SISD S,G&A expenses was due principally to $820,000 of stock-based compensation expense, partially offset by lower sales commissions.

The increase in corporate expenses was principally due to $2,421,000 of stock-based compensation expense, $1,287,000 of costs associated with the Company’s 25th Anniversary party held in January 2006, the reversal in 2005 of a $1,000,000 reserve established for possible indemnification of the Company’s customers from patent infringement claims by the Lemelson Partnership, and higher professional fees.

Nonoperating Income

The foreign currency loss for the year ended December 31, 2006 was $333,000 compared to a loss of $888,000 for the year ended December 31, 2005. The loss in 2006 was primarily due to the revaluation of cash balances on the Company’s subsidiaries’ books that are denominated in a currency other than the subsidiaries’ functional currency, as well as the revaluation and settlement of accounts receivable balances that are reported in one currency and collected in another. The loss in 2005 was primarily due to the revaluation and settlement of short-term intercompany balances that are reported in one currency and collected or paid in another.

Investment and other income for the year ended December 31, 2006 increased 25% to $6,437,000 from $5,130,000 for the year ended December 31, 2005. Although the average invested balance declined in 2006 due to net cash outlays related primarily to the Company’s stock repurchase program, investment and other income increased over the prior year because the Company earned higher yields on its portfolio of debt securities.

Income Taxes

The Company’s effective tax rate for 2006 was 21% compared to 26% for 2005. The effective tax rate for 2006 included the impact of the following discrete tax events: a reduction in tax expense of $1,220,000 due to the expiration of the statute of limitations for an open tax year, a reduction in tax expense of $869,000 from the settlement of a multi-year state tax audit, a reduction in tax expense of $405,000 for the final true-up of the 2005 tax accrual upon filing the actual tax returns, and a reduction in tax expense of $200,000 for the favorable impact in the U.S. of the retroactive reinstatement of the Research & Development Tax credit. These reductions were partially offset by an increase in tax expense of $648,000 from the settlement of a long-standing tax audit in Japan. These one-time tax adjustments lowered the Company’s tax rate by four hundred basis points in 2006. The remaining one hundred basis point decrease in the effective tax rate from the prior year was due to more of the Company’s profits being earned in lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $267,888,000 at December 31, 2007, representing 56% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the year ended December 31, 2007 were met with its existing cash, cash equivalent, and investment balance, as well as positive cash flow from operations. Cash requirements primarily consisted of operating activities, the repurchase of common stock, and the payment of dividends.

During the fourth quarter of 2007, the Company settled a currency swap resulting in a cash outflow of $12,783,000, which is included in the change in accrued expenses in the operating activities section of the Consolidated Statement of Cash Flows (refer to Note 3). During 2007, the Company paid a deposit of $6,336,000 related to a Japan tax audit (refer to Note 15). This cash outflow is included in the change in other operating assets and liabilities in the Consolidated Statement of Cash Flows. Upon the resolution of this tax audit, the Company will either receive this deposit back or receive a portion of this amount back as correlative tax relief from another jurisdiction. We do not expect this audit to be concluded within the next twelve months.

Capital expenditures in 2007 totaled $4,635,000 and consisted primarily of expenditures for computer hardware and software, manufacturing test equipment, and various building and leasehold improvements to the Company’s facilities.

The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2008 and the foreseeable future.

The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

	Venrock
	Limited	Inventory
	Partnership	Purchase
Year Ended December 31,	Interest	Commitments	Leases	Total

2008	$1,012	$10,342	$3,771	$15,125
2009	-	-	2,100	2,100
2010	-	-	1,423	1,423
2011	-	-	1,073	1,073
2012	-	-	1,012	1,012
Thereafter	-	-	2,009	2,009

	$1,012	$10,342	$11,388	$22,742

The Company does not have any contractual obligations related to its FIN 48 tax liabilities.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of December 31, 2007, the Company had contributed $19,488,000 to the partnership, including $1,025,000 during 2007. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.

In addition to the obligations described above, the following items may also result in future material uses of cash:

Stock Repurchase Program

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of December 31, 2007, the Company had repurchased 2,449,333 shares at a cost of $57,076,000 under this program, including 1,429,754 shares at a cost of $32,663,000 during 2007. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.

Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share in each quarter of 2007 that amounted to $14,898,000 for the year. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant.

Acquisitions

In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $500,000 in the fourth quarter of 2007, and up to $1,000,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payment in the second and fourth quarters of 2007 had been earned and made payments of $502,000 and $500,000, respectively, which were allocated to goodwill. The second quarter payment included a $2,000 adjustment related to the final closing balance sheet of AssistWare. As of December 31, 2007, the Company has also determined that the $1,000,000 contingent payment due in the second quarter of 2008 had been earned beyond a reasonable doubt, and accordingly, accrued this payment at December 31, 2007 with a corresponding increase to goodwill. The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

Derivative Instruments

In certain instances, the Company enters into forward contracts and other derivative instruments to hedge against foreign currency fluctuations. Although these instruments may be effective in minimizing foreign currency gains or losses recorded in current operations or shareholders’ equity, significant cash inflows or outflows may result when these instruments are settled.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or circumstances resulting in charges that could be material in future reporting periods. We believe the following critical accounting policies require the use of significant estimates and judgments in the preparation of our consolidated financial statements.

Revenue Recognition

The Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable in order to recognize revenue. Assuming that these criteria have been met, product revenue is recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. If the arrangement contains customer-specified acceptance criteria, then revenue is deferred until we can demonstrate that the customer’s criteria have been met.

Certain of the Company’s arrangements include multiple elements that provide the customer with a combination of product or service deliverables. The fee from the arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE) of fair value, which is limited to the price charged when the same element is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each element is then recognized as revenue when the criteria for revenue recognition have been met with respect to that element. If VSOE of fair value does not exist for all of the undelivered elements, then all revenue from the arrangement is deferred until all of the elements have been delivered to the customer or we have VSOE of fair value for the remaining obligations.

While the Company applies the guidance of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” management exercises judgment in connection with the determination of the amount of revenue to be recognized each period. Such judgments include, but are not limited to, assessing the probability of collecting the receivable, assessing whether the fee is fixed or determinable, assessing whether customer-specified acceptance criteria are substantive in nature, and assessing whether VSOE of fair value has been established for undelivered elements.

Investments

At December 31, 2007, the Company’s investment balance totaled $163,744,000, of which $156,276,000 consisted of municipal bonds. Debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss). At December 31, 2007, the Company’s portfolio of debt securities had net unrealized gains totaling $398,000.

The remaining investment balance of $7,468,000 represented a limited partnership interest in Venrock Associates III, L.P., a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company’s limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. At December 31, 2007, the carrying value of this investment was $7,468,000 compared to an estimated fair value of $11,665,000.

The fair value of the Company’s limited partnership interest is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the General Partner adjusts the investment valuations at least quarterly to reflect both realized and unrealized gains and losses on partnership investments. Securities of public companies are valued at market, subject to appropriate discounts to reflect limitations on liquidity. Securities of private companies are valued at an estimated fair value, which initially is at cost, adjusted for subsequent transactions that indicate a higher or lower value is warranted. The value of private securities may be discounted when, in the General Partner’s judgment, the carrying value of such securities has been impaired by specific events.

Management monitors the carrying value of its investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other than temporary, we consider many factors, both qualitative and quantitative in nature. Some of these factors include the duration and extent of the fair value decline, the length of the Company’s commitment to the investment, and general economic, stock market, and interest rate trends. In the case of the Company’s limited partnership investment, specific communications from the General Partner are also considered in this evaluation. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations. There were no other-than-temporary impairments of investments in 2007, 2006, or 2005.

Accounts Receivable

The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time receivables have been outstanding, the risks associated with selling to smaller customers, and the economic conditions of the primary regions and industries sold to, as well as general economic conditions. An adverse change in any of these factors may result in the need for additional bad debt provisions.

Inventories

Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies. At December 31, 2007, the Company’s reserve for excess and obsolete inventory totaled $10,114,000. If the assumptions we used to estimate this reserve are inaccurate, we may be exposed to material charges in the future. A 10% difference in inventory reserves at December 31, 2007 would have affected net income by approximately $775,000.

Long-lived Assets

The Company has long-lived assets including property, plant, and equipment, as well as acquired goodwill and other intangible assets. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. In addition, the fair value of goodwill is susceptible to changes in the fair value of the reporting units in which the goodwill resides, which are also reportable segments. Management evaluates the potential impairment of its long-lived assets annually or whenever events or circumstances indicate their carrying value may not be recoverable. If events or circumstances occur which would require a significant reduction in the estimated useful lives of these assets or a significant decrease in fair value below their carrying value, an adjustment to the lives or carrying values would result in a charge to income in the period of determination.

Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions.

Contingencies

Estimated losses from contingencies are accrued by management based upon the likelihood of a loss and the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make our determination as to whether a loss contingency arising from litigation should be recorded or disclosed. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” on January 1, 2006, which requires compensation expense to be recognized for all stock option grants. Determining the appropriate valuation model and estimating the fair values of these grants requires the input of subjective assumptions, including expected stock price volatility, dividend yields, and forfeiture rates. The expected volatility assumption is based partially on the historical volatility of the Company’s common stock, which may or may not be a good indicator of future volatility, particularly as the Company continues to seek to diversify its customer base. The assumptions used in calculating the fair values of stock option grants represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be significantly different from what the Company recorded in the current period.

Income Taxes

Significant judgment is required in determining worldwide income tax expense based upon tax laws in the various jurisdictions in which the Company operates. The Company has established reserves for uncertain tax positions by applying the “more likely than not” criteria of FIN 48, under which the recognition threshold is met when an entity concludes that a tax position, based soley on its technical merits, is more likely than not to be sustained upon examination by the relevant tax authority. All tax positions are analyzed periodically and adjustments are made as events occur that warrant modification, such as the completion of audits or the expiration of statutes of limitations, which may result in future charges or credits to income tax expense.

As part of the process of preparing consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the current tax liability, as well as assessing temporary differences arising from the different treatment of items for financial statement and tax purposes. These differences result in deferred tax assets and liabilities, which are recorded on the Consolidated Balance Sheet.

At December 31, 2007, the Company had net deferred tax assets of $27,254,000, primarily resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized, net of any established reserves. In reaching this conclusion, we have evaluated relevant criteria, including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating and capital losses, and other carryforwards, certain of which have indefinite lives. Should the Company fail to generate sufficient pre-tax profits in future periods, we may be required to record material adjustments to these deferred tax assets, resulting in a charge to income in the period of determination.

Derivative Instruments

In certain instances, the Company enters into forward contracts and other derivative instruments to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation.

Administering the Company’s foreign currency risk management program requires the use of estimates and the application of judgment, including compiling forecasts of transaction activity denominated in various currencies. The failure to identify foreign currency exposures and construct effective hedges may result in material foreign currency gains or losses.

NEW PRONOUNCEMENTS

FASB Statement No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This Statement is effective for the Company’s fiscal year ended December 31, 2008 and interim periods within 2008. The Company does not expect this Statement to have a material impact on its financial condition or results of operations.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of the Company’s fiscal year ended December 31, 2008. The Company does not expect this Statement to have a material impact on its financial condition or results of operations.

FASB Statement No. 141R, “Business Combinations”

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company faces exposure to adverse movements in foreign currency exchange rates as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company or its subsidiaries. These exposures may change over time as business practices evolve. The Company evaluates its foreign currency exposures on an ongoing basis and makes adjustments to its foreign currency risk management program as circumstances change.

In certain instances, the Company enters into forward contracts and other derivative instruments to provide a hedge against transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation.

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

The Company enters into forward contracts to hedge the foreign currency exposure of its Irish subsidiary’s receivables denominated in U.S. Dollars and Japanese Yen. Forward contracts to exchange 1,380,650,000 Japanese Yen for Euros at a weighted-average settlement price of 162.93 Yen/Euro and contracts to exchange 4,290,000 U.S. Dollars for Euros at a weighted-average settlement price of 1.46 USD/Euro, both with terms between one and six months, were outstanding at December 31, 2007. These instruments at fair value had a loss of $22,000 at December 31, 2007.

Interest Rate Risk

The Company’s investment portfolio includes municipal bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. At December 31, 2007, the fair value of the Company’s portfolio of debt securities amounted to $156,276,000, with principal amounts totaling $156,645,000, maturities that do not exceed three years, and a yield to maturity of 3.24%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses at the balance sheet date.

Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities at December 31, 2007, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.

The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

	Valuation of securities given		No change in	Valuation of securities given
Type of security	an interest rate decrease		interest rates	an interest rate increase

	(100 BP)	(50 BP)		50 BP	100 BP

Municipal Bonds	$155,089	$155,682	$156,276	$156,870	$157,464

Other Market Risks

The Company’s investment portfolio also includes a limited partnership interest in Venrock Associates III, L.P., a venture capital fund with an investment focus on Information Technology and Health Care and Life Sciences. The majority of the partnership’s portfolio consists of investments in early stage, private companies characterized by a high degree of risk, volatility, and illiquidity. A Director of the Company is a Managing General Partner of Venrock Associates.

The fair value of the Company’s limited partnership interest is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the General Partner adjusts the investment valuations at least quarterly to reflect both realized and unrealized gains and losses on partnership investments. Securities of public companies are valued at market, subject to appropriate discounts to reflect limitations on liquidity. Securities of private companies are valued at an estimated fair value, which initially is at cost, adjusted for subsequent transactions that indicate a higher or lower value is warranted. The value of private securities may be discounted when, in the General Partner’s judgment, the carrying value of such private securities has been impaired by specific events.

At December 31, 2007, the carrying value of this investment was $7,468,000 compared to an estimated fair value, as determined by the General Partner, of $11,665,000. Should the fair value of this investment decline in future periods below its carrying value, management will determine whether this decline is other-than-temporary and future impairment charges may be required.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated balance sheet of Cognex Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally acceptable in the United States of America.

As discussed in Note 15 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which required the Company to recognize a $4,021,000 increase in liabilities, net of deferred tax benefit, and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed as of December 31, 2006, but previously did not meet the requirements for liability recognition under SFAS No. 5.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cognex Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 14, 2008

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated balance sheet of Cognex Corporation as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognex Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires the Company to recognize expense related to the fair value of share-based compensation awards.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 26, 2007

COGNEX CORPORATION - CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue
Product	$201,714	$214,938	$192,804
Service	24,023	23,486	24,071

	225,737	238,424	216,875
Cost of revenue
Product (1)	50,079	50,318	47,611
Service (1)	14,405	14,625	15,288

	64,484	64,943	62,899
Gross margin
Product	151,635	164,620	145,193
Service	9,618	8,861	8,783

	161,253	173,481	153,976
Research, development, and engineering expenses (1)	34,335	32,607	27,640
Selling, general, and administrative expenses (1)	99,819	96,678	82,332

Operating income	27,099	44,196	44,004
Foreign currency gain (loss)	279	(333)	(888)
Investment and other income	7,707	6,437	5,130

Income before income tax expense	35,085	50,300	48,246
Income tax expense	8,186	10,445	12,544

Net income	$26,899	$39,855	$35,702

Net income per common and common-equivalent share:
Basic	$0.62	$0.87	$0.76

Diluted	$0.61	$0.85	$0.74

Weighted-average common and common-equivalent shares outstanding:
Basic	43,725	45,559	46,709

Diluted	44,063	46,648	47,935

Cash dividends per common share	$0.34	$0.33	$0.32

(1) Amounts include stock-based compensation expense, as follows:
Product cost of revenue	$624	$725	$-
Service cost of revenue	591	871	-
Research, development, and engineering	3,239	3,627	-
Selling, general, and administrative	7,261	8,401	-

Total stock-based compensation expense	$11,715	$13,624	$-

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$104,144	$87,361
Short-term investments	113,179	128,319
Accounts receivable, less reserves of $1,317 and $1,662 in 2007 and 2006, respectively	38,923	40,055
Inventories, net	27,459	30,583
Deferred income taxes	7,504	8,636
Prepaid expenses and other current assets	16,470	18,127

Total current assets	307,679	313,081
Long-term investments	50,565	50,540
Property, plant, and equipment, net	26,680	26,028
Deferred income taxes	19,750	9,002
Intangible assets, net	39,724	44,988
Goodwill	86,461	83,318
Other assets	8,687	1,694

	$539,546	$528,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,245	$6,463
Accrued expenses	20,098	31,064
Accrued income taxes	3,242	1,181
Deferred revenue and customer deposits	13,288	7,726

Total current liabilities	43,873	46,434
Reserve for income taxes	19,308	8,367
Commitments and contingencies (Notes 4, 9, 10, 11, and 18)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 43,347 and 44,403 shares in 2007 and 2006, respectively	87	89
Additional paid-in capital	140,943	155,136
Retained earnings	337,231	329,251
Accumulated other comprehensive loss	(1,896)	(10,626)

Total shareholders’ equity	476,365	473,850

	$539,546	$528,651

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION-CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
(In thousands)	Shares	Par Value	Capital	Earnings	Loss	Income	Equity

Balance at December 31, 2004	46,155	$92	$192,860	$283,712	$(13,857)		$462,807

Issuance of common stock under stock option, stock purchase, and other plans	1,400	2	27,213	-	-	-	27,215
Tax benefit from exercise of stock options	-	-	7,648	-	-	-	7,648
Repurchase of common stock	(384)	-	(11,690)	-	-	-	(11,690)
Payment of dividends	-	-	-	(14,960)	-	-	(14,960)
Comprehensive income:
Net income	-	-	-	35,702	-	$35,702	35,702
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $82	-	-	-	-	139	139	139
Net unrealized loss on available-for- sale investments, net of tax of $31	-	-	-	-	(52)	(52)	(52)
Foreign currency translation adjustment	-	-	-	-	(288)	(288)	(288)

Comprehensive income						$35,501

Balance at December 31, 2005	47,171	$94	$216,031	$304,454	$(14,058)		$506,521

Issuance of common stock under stock option, stock purchase, and other plans	513	2	10,357	-	-	-	10,359
Stock-based compensation expense	-	-	13,624	-	-	-	13,624
Excess tax benefit from stock option exercises	-	-	1,413	-	-	-	1,413
Repurchase of common stock	(3,281)	(7)	(86,289)	-	-	-	(86,296)
Payment of dividends	-	-	-	(15,058)	-	-	(15,058)
Comprehensive income:
Net income	-	-	-	39,855	-	$39,855	39,855
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $139	-	-	-	-	236	236	236
Net unrealized gain on available-for-sale investments, net of tax of $330	-	-	-	-	562	562	562
Foreign currency translation adjustment	-	-	-	-	2,634	2,634	2,634

Comprehensive income						$43,287

Balance at December 31, 2006	44,403	$89	$155,136	$329,251	$(10,626)		$473,850

Issuance of common stock under stock option and stock purchase plans	374	1	6,818	-	-	-	6,819
Stock-based compensation expense	-	-	11,715	-	-	-	11,715
Excess tax benefit from stock option exercises	-	-	241	-	-	-	241
Reduction of previously-recognized tax benefit from stock option exercises			(307)				(307)
Repurchase of common stock	(1,430)	(3)	(32,660)	-	-	-	(32,663)
Payment of dividends	-	-	-	(14,898)	-	-	(14,898)
Reduction in retained earnings related to the adoption of FIN 48 (Note 15)				(4,021)			(4,021)
Comprehensive income:
Net income	-	-	-	26,899	-	$26,899	26,899
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $321	-	-	-	-	546	546	546
Net unrealized gain on available-for-sale investments, net of tax of $245	-	-	-	-	416	416	416
Foreign currency translation adjustment	-	-	-	-	7,768	7,768	7,768

Comprehensive income						$35,629

Balance at December 31, 2007	43,347	$87	$140,943	$337,231	$(1,896)		$476,365

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income.	$26,899	$39,855	$35,702
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,715	13,624	-
Depreciation of property, plant, and equipment	4,271	4,285	4,387
Amortization of intangible assets	5,648	5,884	4,283
Amortization of investments	1,439	1,498	2,755
Provision for excess and obsolete inventory	4,672	1,076	1,531
Reversal of accrued inventory purchase commitments	(1,400)	-	-
Excess tax benefit from stock option exercises	(241)	(1,413)	-
Tax benefit from stock option exercises	-	-	7,648
Deferred income tax benefit	(9,896)	(45)	(2,996)
Changes in operating assets and liabilities:
Accounts receivable	3,198	4,216	(5,770)
Inventories	124	(11,254)	(483)
Accrued expenses	(8,122)	(3,662)	(10,877)
Income taxes	8,554	(3,249)	3,788
Deferred revenue and customer deposits	5,458	87	(1,370)
Other	(3,846)	(2,423)	4,163

Net cash provided by operating activities	48,473	48,479	42,761
Cash flows from investing activities:
Purchase of investments	(277,876)	(481,086)	(1,437,264)
Maturity and sale of investments	292,213	541,023	1,531,830
Purchase of property, plant, and equipment	(4,635)	(4,224)	(3,819)
Cash paid for business acquisitions, net of cash acquired	(1,002)	(3,188)	(111,842)

Net cash provided by (used in) investing activities	8,700	52,525	(21,095)
Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	6,819	10,359	27,215
Repurchase of common stock	(32,663)	(86,296)	(11,690)
Payment of dividends	(14,898)	(15,058)	(14,960)
Excess tax benefit from stock option exercises	241	1,413	-

Net cash provided by (used in) financing activities	(40,501)	(89,582)	565

Effect of foreign exchange rate changes on cash	111	3,083	(3,645)

Net increase in cash and cash equivalents	16,783	14,505	18,586
Cash and cash equivalents at beginning of year	87,361	72,856	54,270

Cash and cash equivalents at end of year	$104,144	$87,361	$72,856

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of the significant accounting policies described below.

Nature of Operations

Cognex Corporation is a leading provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Cognex Corporation and its subsidiaries, all of which are wholly-owned. At December 31, 2006, the Company also consolidated the results of a real estate limited partnership in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Variable Interest Entities” (refer to Note 6). All intercompany accounts and transactions have been eliminated.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment is recorded in shareholders’ equity as other comprehensive income (loss).

Cash, Cash Equivalents, and Investments

Debt securities purchased with original maturities of three months or less are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less, as well as auction rate and variable rate demand securities for which interest rates reset in less than 90 days but for which the maturity date is greater than 90 days, are classified as short-term investments. Despite the long-term nature of their contractual maturities, the Company has the ability to quickly liquidate auction rate and variable rate demand securities. Debt securities with remaining maturities greater than one year, as well as a limited partnership interest, are classified as long-term investments. It is the Company’s policy to invest in debt securities with contractual maturities that do not exceed three years.

Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss). Realized gains and losses are included in current operations, along with the amortization of the discount or premium arising at acquisition, and are calculated using the specific identification method. The Company’s limited partnership interest is accounted for using the cost method because the Company’s investment is less than 5% of the partnership and the Company has no influence over the partnership’s operating and financial policies.

The Company monitors the carrying value of its investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is determined to be other-than-temporary, an impairment charge related to that specific investment is recorded in current operations. There were no other-than-temporary impairments of investments in 2007, 2006, or 2005.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time receivables have been outstanding, as well as various other factors. Receivables are written off against these reserves in the period they are determined to be uncollectible.

For certain customers in Japan, the Company accepts promissory notes of up to 180 days after the original credit terms expire. Promissory notes receivable totaled $4,153,000 and $3,914,000 at December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out (FIFO) method. The Company’s inventory is subject to rapid technological change or obsolescence. The Company periodically reviews inventory quantities on hand and estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. If actual future demand is less than estimated, additional inventory write-downs would be required.

The Company generally disposes of obsolete inventory upon determination of obsolescence. The Company does not dispose of excess inventory immediately, due to the possibility that some of this inventory could be sold to customers as a result of differences between actual and forecasted demand.

When inventory has been written down below cost, such reduced amount is considered the new cost basis for subsequent accounting purposes. As a result, the Company would recognize a higher than normal gross margin if the reserved inventory were subsequently sold.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Buildings’ useful lives are 39 years, building improvements’ useful lives are 10 years, and the useful lives of computer hardware and software, manufacturing test equipment, and furniture and fixtures range from two to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining terms of the leases. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation of the assets disposed of are removed from the accounts, with any resulting gain or loss included in current operations.

Intangible Assets

Intangible assets are stated at cost and amortized using the straight-line method over the assets’ estimated useful lives. The useful lives of distribution networks range from eleven to twelve years, of customer contracts and relationships from eight to twelve years, and of completed technologies and other intangible assets from three to six years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the sum of the estimated future cash flows is less than the carrying value, the Company determines the amount of such impairment by comparing the fair value of the asset to its carrying value. The fair value is based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is stated at cost. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company evaluates the potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, the Company determines the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value.

Warranty Obligations

The Company warrants its hardware products to be free from defects in material and workmanship for periods primarily ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer arrangement. Warranty obligations are evaluated and recorded at the time of sale since it is probable that customers will make claims under warranties related to products that have been sold and the amount of these claims can be reasonably estimated based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data.

Contingencies

Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies, such as patent infringement matters, are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” since the software is more than incidental to its product and the services in its arrangements do not involve significant production, modification, or customization of the software.

The Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable in order to recognize revenue. Assuming that these criteria have been met, product revenue is recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. If the arrangement contains customer-specified acceptance criteria, then revenue is deferred until the Company can demonstrate that the customer’s criteria have been met.

Certain of the Company’s arrangements include multiple elements that provide the customer with a combination of product or service deliverables. The fee from the arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE) of fair value, which is limited to the price charged when the same element is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each element is then recognized as revenue when the criteria for revenue recognition have been met with respect to that element. If VSOE of fair value does not exist for all of the undelivered elements, then all revenue from the arrangement is deferred until all of the elements have been delivered to the customer or we have VSOE of fair value for the remaining obligations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

The Company’s products are sold directly to end users, as well as to resellers including original equipment manufacturers (OEMs), distributors, and system integrators. Revenue is recognized upon delivery of the product to the reseller, assuming all other revenue recognition criteria have been met. The Company establishes reserves against revenue for potential product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” since the amount of future returns can be reasonably estimated based upon experience.

Amounts billed to customers related to shipping and handling, as well as reimbursements received from customers for out-of-pocket expenses, are classified as revenue, with the associated costs included in cost of revenue.

Research and Development

Research and development costs for internally-developed or acquired products are expensed when incurred until technological feasibility has been established for the product. Thereafter, all software costs are capitalized until the product is available for general release to customers. The Company determines technological feasibility at the time the product reaches beta in its stage of development. Historically, the time incurred between beta and general release to customers has been short, and therefore, the costs have been insignificant. As a result, the Company has not capitalized software costs associated with internally-developed products.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,770,000 in 2007, $2,144,000 in 2006, and $3,057,000 in 2005.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value. Recognizing compensation expense using the intrinsic value based method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and disclosing the pro-forma impact of using the fair value based method described in SFAS No. 123 is no longer an alternative.

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIN 48 was adopted by the Company on January 1, 2007, at which time differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption were accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Sales tax in the United States and similar taxes in other jurisdictions that are collected from customers and remitted to government authorities are presented on a gross basis (i.e., a receivable from the customer with a corresponding payable to the government). Amounts collected from customers and retained by the Company during tax holidays are recognized as nonoperating income when earned.

Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common shares. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $875,000 and $8,643,000 at December 31, 2007 and 2006, respectively, net unrealized gains on available-for-sale investments, net of tax, of $250,000 at December 31, 2007 and net unrealized losses on available-for-sale investments, net of tax, of $166,000 at December 31, 2006, and losses on currency swaps, net of gains on long-term intercompany loans, net of tax, of $1,271,000 and $1,817,000 at December 31, 2007 and 2006, respectively.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. The Company primarily invests in municipal obligations of state and local government entities. The Company has established guidelines relative to credit ratings, diversification, and maturities of its debt securities that maintain safety and liquidity. The Company has not experienced any significant realized losses on its debt securities.

A significant portion of the Company’s sales and receivables are from customers who are either in or who serve the semiconductor and electronics industries. The Company performs ongoing credit evaluations of

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

its customers and maintains allowances for potential credit losses. The Company has not experienced any significant losses related to the collection of its accounts receivable.

A significant portion of the Company’s MVSD inventory is manufactured by third-party contractors. The Company is dependent upon these contractors to provide quality product and meet delivery schedules. The Company engages in extensive product quality programs and processes, including actively monitoring the performance of its third-party manufacturers.

Derivative Instruments

Derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders’ equity as other comprehensive income (loss), depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness quarterly.

In certain instances, the Company enters into forward contracts to provide a hedge against transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries. In the past, the Company has also entered into currency swaps to hedge long-term transactions between the Company and its subsidiaries. These forward contracts and currency swaps are used to minimize foreign currency gains or losses recorded in current operations or shareholders’ equity, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation.

NOTE 2:	New Pronouncements

FASB Statement No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This Statement is effective for the Company’s fiscal year ended December 31, 2008 and interim periods within 2008. The Company does not expect this Statement to have a material impact on its financial condition or results of operations.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of the Company’s fiscal year ended December 31, 2008. The Company does not expect this Statement to have a material impact on its financial condition or results of operations.

FASB Statement No. 141R, “Business Combinations”

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Foreign Currency Risk Management

The Company enters into forward contracts to hedge the foreign currency exposure of its Irish subsidiary’s receivables denominated in U.S. Dollars and Japanese Yen. Contracts outstanding at December 31, 2007 relate to the Euro and Japanese Yen and the Euro and U.S. Dollar and have terms of one to six months. These hedges have not been designated for hedge accounting. The gains or losses on the forward contracts, along with the associated losses or gains on the revaluation and settlement of the receivables, are recorded in current operations.

In the past, the Company has entered into currency swaps to hedge the foreign currency exposure of its long-term intercompany loans between the parent and certain of its European subsidiaries. These hedges were designated for hedge accounting. They were classified as net investment hedges, with the gains or losses on the currency swaps, along with the associated losses or gains on the intercompany loans, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) to the extent they were effective as a hedge. The Company recorded net foreign currency gains of $546,000, $236,000, and $139,000 in 2007, 2006, and 2005, respectively, in other comprehensive income (loss) on the intercompany loans and associated currency swaps. During the fourth quarter of 2007, the Company settled a currency swap resulting in a cash outflow of $12,783,000. The Company did not have any currency swaps outstanding at December 31, 2007.

In addition to the transactions described above that are included in the Company’s hedging program, the Company enters into other transactions denominated in foreign currencies for which the exchange rate gains or losses are included in current operations. The Company recorded net foreign currency gains of $279,000 and losses of $333,000 and $888,000 in 2007, 2006, and 2005, respectively, representing the total net exchange rate gains or losses that are recognized in current operations.

NOTE 4:	Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2007	2006

Cash	$104,144	$84,361
Cash equivalents	-	3,000

Cash and cash equivalents	$104,144	$87,361

Municipal bonds	113,179	108,332
Commercial paper	-	15,988
Agency notes	-	3,999

Short-term investments	$113,179	$128,319

Municipal bonds	43,097	39,594
Limited partnership interest (accounted for using cost method)	7,468	10,946

Long-term investments	$50,565	$50,540

	$267,888	$266,220

The Company’s cash balance included foreign bank balances totaling $87,700,000 and $55,087,000 at December 31, 2007 and 2006, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Cash, Cash Equivalents, and Investments (continued)

The following is a summary of the Company’s available-for-sale investments at December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Short-term municipal bonds	$113,030	$149	$-	$113,179
Long-term municipal bonds	42,848	251	(2)	43,097

	$155,878	$400	$(2)	$156,276

The Company recorded gross realized gains on the sale of debt securities totaling $1,000 in 2007, $22,000 in 2006, and $14,000 in 2005. The Company recorded gross realized losses on the sale of debt securities totaling $5,000 in 2007, $30,000 in 2006, and $525,000 in 2005.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2010.

As of December 31, 2007, the Company had contributed $19,488,000 to the partnership, including $1,025,000 during 2007. The Company received distributions of $4,503,000 from Venrock during 2007 that were accounted for as a return of capital. At December 31, 2007, the carrying value of this investment was $7,468,000 compared to an estimated fair value, as determined by the General Partner, of $11,665,000.

NOTE 5:	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$13,070	$16,746
Work-in-process	1,336	1,630
Finished goods	13,053	12,207

	$27,459	$30,583

The Company periodically reviews inventory quantities on hand and estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. In 2007, the Company recorded provisions for excess and obsolete inventory totaling $4,672,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers.

When inventory has been written down below cost, such reduced amount is considered the new cost basis for subsequent accounting purposes. As a result, the Company may recognize a higher than normal gross margin if the reserved inventory is subsequently sold. The Company recognized benefits to cost of product revenue from the sale of reserved inventory of $549,000, $1,079,000, and $759,000 for 2007, 2006, and 2005, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Inventories (continued)

The changes in the excess and obsolete inventory reserve were as follows (in thousands):

Balance at December 31, 2006	$11,530
Provisions for excess and obsolete inventory	4,672
Inventory sold to customers	(495)
Inventory sold to brokers	(2,577)
Scrap of reserved inventory	(3,868)
Foreign exchange rate changes	852

Balance at December 31, 2007	$10,114

In the fourth quarter of 2007, the Company recorded a $1,400,000 benefit to MVSD cost of product revenue resulting from the reversal of accrued inventory purchase commitments upon the expiration of the applicable statute of limitations.

NOTE 6:	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Land	$3,951	$3,951
Buildings	18,371	18,371
Building improvements	6,918	5,769
Leasehold improvements	2,706	2,240
Computer hardware and software	24,101	24,374
Manufacturing test equipment	9,276	7,537
Furniture and fixtures	4,824	4,710

	70,147	66,952
Less: accumulated depreciation	(43,467)	(40,924)

	$26,680	$26,028

The cost and related accumulated depreciation of certain fully-depreciated property, plant, and equipment totaling $2,699,000, $3,742,000, and $4,234,000 were removed from the accounts during 2007, 2006, and 2005, respectively.

Buildings include property held for lease with a cost basis of $5,750,000 and $4,950,000 at December 31, 2007 and 2006, respectively, and accumulated depreciation of $1,595,000 and $1,460,000 at December 31, 2007 and 2006, respectively.

In January 2003, the FASB issued Interpretation No. 46, “Variable Interest Entities” (FIN 46), that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally included other entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of that entity’s residual returns (defined as the primary beneficiary).

In 2000, the Company entered into an agreement with a real estate limited partnership to purchase property adjacent to its corporate headquarters for $1,700,000 with an estimated closing date in 2007. The

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Property, Plant, and Equipment (continued)

Company concluded at the agreement date that the limited partnership was a variable interest entity and during 2006 the Company became the primary beneficiary of this limited partnership when its right to terminate its obligations under the agreement lapsed and the deposit was no longer refundable.

Accordingly, at December 31, 2006, the Company classified the $1,700,000 as “Plant, property, and equipment” on the Consolidated Balance Sheet. This had no impact on the Company’s results of operations in 2006 since the Company had no ownership interest in the partnership’s results prior to the closing date in 2007. During 2007, the Company closed on the purchase of this property in accordance with the agreement.

NOTE 7:	Intangible Assets

Amortized intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2007	Value	Amortization	Value

Distribution networks	$38,060	$8,763	$29,297
Customer contracts and relationships	13,743	5,885	7,858
Completed technologies	3,794	1,672	2,122
Other	1,250	803	447

	$56,847	$17,123	$39,724

December 31, 2006

Distribution networks	$38,060	$5,477	$32,583
Customer contracts and relationships	13,002	4,110	8,892
Completed technologies	6,834	4,086	2,748
Other	1,422	657	765

	$59,318	$14,330	$44,988

The cost and related accumulated amortization of certain fully-amortized completed technologies, patents, and non-compete agreements totaling $3,331,000 were removed from the accounts during 2007. Aggregate amortization expense was $5,648,000 in 2007, $5,884,000 in 2006, and $4,283,000 in 2005. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ended December 31,	Amount

2008	$5,712
2009	5,524
2010	5,395
2011	4,451
2012	4,033
Thereafter	14,609

$39,724

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying value of goodwill were as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2005	$77,266	$2,541	$79,807

AssistWare business acquisition (Note 18)	2,962	-	2,962
Siemens contingent payment	190	-	190
DVT purchase price adjustment	(298)	-	(298)
Foreign currency exchange rate changes	365	292	657

Balance at December 31, 2006	$80,485	$2,833	$83,318

IRS Settlement related to DVT acquisition	179	-	179
AssistWare contingent payments (Note 18)	2,002	-	2,002
Foreign currency exchange rate changes	662	300	962

Balance at December 31, 2007	$83,328	$3,133	$86,461

NOTE 9:	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006

Salaries, commissions, and payroll taxes	$4,027	$3,129
Vacation	3,661	3,270
Consumption taxes	3,028	2,561
Warranty obligations	1,462	1,387
Company bonuses	1,309	3,236
AssistWare contingent payment (Note 18)	1,000	-
Forward contracts and currency swaps (Note 3)	141	9,752
Inventory purchase commitments (Note 5)	-	1,400
Other	5,470	6,329

	$20,098	$31,064

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Accrued Expenses (continued)

The changes in the warranty obligation were as follows (in thousands):

Balance at December 31, 2005	$1,447
Provisions for warranties issued during the period	993
Fulfillment of warranty obligations	(1,153)
Foreign exchange rate changes	100

Balance at December 31, 2006	$1,387

Provisions for warranties issued during the period	2,164
Fulfillment of warranty obligations	(2,176)
Foreign exchange rate changes	87

Balance at December 31, 2007	$1,462

NOTE 10:	Commitments and Contingencies

Commitments

At December 31, 2007, the Company had outstanding purchase orders totaling $10,342,000 to purchase inventory from various vendors. Certain of these purchase orders may be cancelled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2008.

The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2017 and are accounted for as operating leases. Certain of these leases contain renewal options, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $5,950,000 in 2007, $5,562,000 in 2006, and $5,062,000 in 2005. Future minimum rental payments under these agreements are as follows (in thousands):

Year Ended December 31,	Amount

2008	$3,771
2009	2,100
2010	1,423
2011	1,073
2012	1,012
Thereafter	2,009

$11,388

The Company owns buildings adjacent to its corporate headquarters that are currently occupied with tenants who have lease agreements that expire at various dates through 2017. Annual rental income totaled $779,000 in 2007, $313,000 in 2006, and $763,000 in 2005. Rental income and related expenses

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Commitments and Contingencies (continued)

are included in “Investment and other income” on the Consolidated Statement of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount

2008	$1,044
2009	804
2010	557
2011	572
2012	572
Thereafter	1,426

$4,975

Contingencies

In March 2006, Cognex filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by Cognex. The patent assertions relate to two-dimensional symbology reading; in particular, the defendants have alleged that any company reading a data matrix code infringes the subject patents. Cognex amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action have asserted a counterclaim against Cognex alleging infringement of the patent-in-suit, seeking unspecified damages. Discovery has concluded and the matter is expected to go to trial in the first half of 2008. In April 2007, certain of the defendants in the matter referenced above filed an action against Cognex in the United States District Court for the Eastern District of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. Discovery is in process. We cannot predict the outcome of these patent infringement matters or estimate the potential loss or range of loss at this time. Although we believe we have a meritorious case, an adverse resolution of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against Cognex. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.

NOTE 11:	Indemnification Provisions

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Indemnification Provisions (continued)

products. The maximum potential amount of future payments the Company could be required to make under these provisions is generally subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

In the ordinary course of business, the Company also accepts limited indemnification provisions, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincides with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is generally limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal.

NOTE 12:	Shareholders’ Equity

Preferred Stock

The Company has 400,000 shares of authorized but unissued $.01 par value preferred stock.

Common Stock

Each outstanding share of common stock entitles the record holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are also entitled to dividends when and if declared by the Company’s Board of Directors.

Stock Repurchase Program

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of December 31, 2007, the Company had repurchased 2,449,333 shares at a cost of $57,076,000 under this program, including 1,429,754 shares at a cost of $32,663,000 during 2007. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including stock price levels and share availability.

Stock Option Plans

At December 31, 2007, the Company had 8,872,337 shares available for grant under three stock option plans: the 1998 Stock Incentive Plan, 1,748,587; the 1998 Non-Employee Director Stock Option Plan, 13,750; and the 2001 General Stock Option Plan, 7,110,000. Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.

In April 1998, the shareholders approved the 1998 Stock Incentive Plan, under which the Company initially was able to grant stock options and stock awards to purchase up to 1,700,000 shares of common stock. Effective January 1999 and each January 1st thereafter during the term of the 1998 Stock Incentive Plan, the number of shares of common stock available for grants of stock options and stock awards was increased automatically by an amount equal to 4.5% of the total number of issued shares of common stock as of the close of business on December 31st of the preceding year.

In April 2007, the shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 2007 Plan will take effect when the Company’s 1998 Stock Incentive Plan expires on February 27, 2008. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock. The maximum number of shares to be issued under the 2007 Plan is 2,300,000 shares of the Company’s common stock.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Shareholders’ Equity (continued)

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2006	11,324	$25.90
Granted at market value	1,468	21.61
Exercised	(367)	18.10
Forfeited or Expired	(1,485)	26.53

Outstanding at December 31, 2007	10,940	$25.50	6.0	$6,314

Exercisable at December 31, 2007	7,361	$25.58	4.8	$6,274

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (ESPP), employees who have completed six months of continuous employment with the Company may purchase common stock semi-annually at 95% of the fair market value of the stock on the last day of the purchase period through accumulation of payroll deductions. Employees are required to hold common stock purchased under the ESPP for a period of three months from the date of purchase.

The maximum number of shares of common stock available for issuance under the ESPP is 250,000 shares. Effective January 1, 2001 and each January 1st thereafter during the term of the ESPP, 250,000 shares of common stock will always be available for issuance. Shares purchased under the ESPP totaled 9,056 in 2007, 9,765 in 2006, and 21,721 in 2005.

NOTE 13:	Stock-Based Compensation

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Stock-Based Compensation (continued)

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005

Risk-free rate	4.9%	4.6%	3.4%
Expected dividend yield	1.52%	1.12%	1.26%
Expected volatility	40%	45%	35%
Expected term (in years)	5.4	4.1	2.8

Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option for 2007 and 2006 grants, and the expected term of the option for 2005 grants.

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

Expected volatility
The expected volatility for 2007 and 2006 grants was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock. The expected volatility for 2005 grants was based upon the historical volatility of the Company’s common stock over the expected term of the option.

Expected term
The expected term for 2007 and 2006 grants was derived from the binomial lattice model from the impact of events that trigger exercises over time. The expected term for 2005 grants, which is an input to the Black-Scholes model, was based upon historical option exercise behavior.

The weighted-average grant-date fair value of stock options granted during 2007, 2006, and 2005 was $8.17, $10.96, and $6.01, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.

The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that approximately 70% of its stock options will actually vest, and therefore, has applied a weighted-average annual forfeiture rate of 10% to all unvested options. This rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from this estimate. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest. Prior to January 1, 2006, the Company accounted for actual forfeitures as they occur for footnote disclosure under SFAS No. 123.

The total stock-based compensation expense and the related income tax benefit recognized was $11,715,000 and $3,845,000, respectively, in 2007 and $13,624,000 and $4,741,000, respectively, in 2006. No compensation expense was capitalized at December 31, 2007 or December 31, 2006. Prior to January 1, 2006, the Company recognized compensation expense using the intrinsic value based method

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Stock-Based Compensation (continued)

described in Accounting Principles Board Opinion No. 25, and accordingly, no compensation expense was recorded since stock options were granted with an exercise price equal to the market value of the Company’s common stock at the grant date. The total intrinsic value of stock options exercised for 2007, 2006, and 2005 was $1,681,000, $4,003,000, and $15,970,000, respectively.

At December 31, 2007, total unrecognized compensation expense related to non-vested stock options was $9,660,000, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table details the effect on net income and net income per share had stock-based compensation expense been recorded against income for 2005 using the fair value based method described in SFAS No. 123. The reported and pro-forma net income and net income per share for 2007 and 2006 are the same since stock-based compensation expense was recorded under the provisions of SFAS No. 123R.

Year Ended December 31, 2005 (in thousands, except per share amounts)

Net income, as reported	$35,702
Less: Total stock-based compensation expense determined under fair value based method, net of tax	(9,355)

Net income, pro forma	$26,347

Basic net income per share, as reported	$0.76

Basic net income per share, pro forma	$0.56

Diluted net income per share, as reported	$0.74

Diluted net income per share, pro forma	$0.55

NOTE 14:	Employee Savings Plan

Under the Company’s Employee Savings Plan, a defined contribution plan, employees who have attained age 21 may contribute up to 25% of their salary on a pre-tax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 3% of an employee’s pre-tax salary. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $1,176,000 in 2007, $1,106,000 in 2006, and $1,060,000 in 2005. Cognex stock is not an investment alternative, nor are Company contributions made in the form of Cognex stock.

NOTE 15:	Income Taxes

Domestic income before taxes was $7,687,000, $16,772,000, and $19,206,000 and foreign income before taxes was $27,398,000, $33,528,000, and $29,040,000, in 2007, 2006, and 2005, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal.	$9,980	$9,718	$3,502
State	1,315	240	507
Foreign	5,381	5,674	3,279

	16,676	15,632	7,288

Deferred:
Federal	(7,768)	(4,847)	3,501
State	(660)	(101)	438
Foreign	(62)	(239)	1,317

	(8,490)	(5,187)	5,256

	$8,186	$10,445	$12,544

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax provision at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	3	1
Tax-exempt investment income	(6)	(4)	(3)
Foreign tax rate differential	(13)	(11)	(9)
Discrete tax events	4	(4)	—
Other	1	2	2

Provision for income taxes	23%	21%	26%

The effective tax rate for 2007 included the impact of the following discrete tax events: an increase to FIN 48 liabilities of $1,373,000 for identified tax exposures, an increase in tax expense of $438,000 to finalize the competent authority settlement between the Company’s U.S. subsidiary and Japan taxing authorities in late 2006, and an increase in tax expense of $191,000 for capital loss carryforwards that will not be utilized. These increases were partially offset by a decrease in tax expense of $444,000 from the true-up of the 2006 tax accrual upon filing the actual tax returns.

The effective tax rate for 2006 included the impact of the following discrete tax events: a decrease in tax expense of $1,220,000 due to the expiration of the statute of limitations for an open tax year, a decrease in tax expense of $869,000 from the settlement of a multi-year state tax audit, a decrease in tax expense of $405,000 for the true-up of the 2005 tax accrual upon filing the actual tax returns, and a decrease in tax expense of $200,000 for the favorable impact in the U.S. of the retroactive reinstatement of the research and experimentation tax credit. These decreases were partially offset by an increase in tax expense of $648,000 from the settlement of a long-standing tax audit in Japan.

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

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

Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As required, the Company adopted FIN 48 on January 1, 2007 and recorded a $4,021,000 increase in liabilities, net of deferred tax benefit, and a corresponding reduction to the January 1, 2007 retained earnings balance for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for liability recognition under SFAS No. 5. During the year ended December 31, 2007, the Company recorded a $2,341,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that was recorded as income tax expense, and an increase of an additional $307,000 that was recorded as a reduction in additional paid in capital. Estimated interest and penalties included in these amounts totaled $312,000.

Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company reclassified $8,367,000 of current liabilities for uncertain tax positions as of December 31, 2006 to non-current liabilities to conform to the balance sheet presentation requirements of FIN 48. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at December 31, 2007.

The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts, Georgia, and California. The tax years 1999 through 2006 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. Open tax years from 1999 to 2004 relate to tax matters arising from the acquisition of DVT Corporation. The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service is auditing tax years 2003 through 2006. The Company believes that it will conclude this audit within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and is preparing to request Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $6,336,000) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

The changes in the reserve for income taxes, excluding interest and penalties of $2,907,000, were as follows (in thousands):

Balance at December 31, 2006	$8,367
Cumulative effect upon adoption of FIN 48	4,021

Balance at January 1, 2007	12,388
“Gross-up” of FIN 48 liabilities	1,503

Balance of gross FIN 48 liabilities at January 1, 2007	13,891
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	1,754
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	781
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statute of limitations	(25)

Balance of gross FIN 48 liabilities at December 31, 2007	$16,401

The Company’s reserve for income taxes, including gross interest and penalties, was $16,414,000 and $19,308,000 at January 1, 2007 and December 31, 2007, respectively, of which $1,000,000 would reduce goodwill, $307,000 would increase additional paid in capital, and the remainder would reduce income tax expense, if the Company’s tax positions were sustained.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

Deferred tax assets consisted of the following (in thousands):

	December 31,
	2007	2006

Current deferred tax assets:
Inventory and revenue related	$5,276	$4,881
Federal capital loss carryforward	671	1,237
Bonus, commission, and other compensation	1,078	1,144
Other	1,150	1,854

Gross current deferred tax assets	8,175	9,116
Valuation allowance	(671)	(480)

Net current deferred tax assets	$7,504	$8,636

Noncurrent deferred tax assets:
Federal and state tax credit carryforwards	$13,395	$11,611
Stock-based compensation expense	8,476	4,741
Correlative tax relief and deferred interest related to FIN 48 liabilities	4,296	—
Acquired completed technologies and other intangible assets	2,989	3,364
Depreciation	1,632	1,478
Unrealized investment gains and losses	1,389	1,428
Acquired in-process technology	682	800
Other	897	771

	33,756	24,193
Noncurrent deferred tax liabilities:
Nondeductible intangible assets	(13,274)	(14,990)
Other	(732)	(201)

	(14,006)	(15,191)

Net noncurrent deferred tax assets	$19,750	$9,002

At December 31, 2007, the Company had federal research and experimentation tax credit carryforwards of approximately $5,898,000, which may be available to offset future federal income tax liabilities and will begin to expire in 2015. The Company also had approximately $3,320,000 of alternative minimum tax credits and approximately $554,000 of foreign tax credits, which may be available to offset future federal income tax liabilities. The alternative minimum tax credits have an unlimited life and the foreign tax credits will begin to expire in 2011. In addition, the Company had approximately $3,623,000 of state research and experimentation tax credit carryforwards, which will begin to expire in 2015.

If certain of the Company’s FIN 48 liabilities were paid, the Company would receive correlative tax relief in other jurisdictions. Accordingly, the Company has recognized a deferred tax asset in the amount of $4,296,000 at December 31, 2007, which represents this correlative tax relief.

The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in May 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $13,274,000 at December 31, 2007.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

At December 31, 2007, the Company had a valuation allowance of $671,000 against its deferred tax assets, including an increase to the valuation allowance of $191,000 during 2007. This valuation allowance related to a federal capital loss carryforward that expired in 2007. The final determination of this deferred tax asset will not be known until the 2007 tax return is filed in the third quarter of 2008.

While the remaining deferred tax assets are not assured of realization, management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized. In reaching this conclusion, we have evaluated certain relevant criteria including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating losses, and other carryforwards. Should the Company fail to generate sufficient pre-tax profits in future periods, we may be required to establish valuation allowances against these deferred tax assets, resulting in a charge to income in the period of determination.

The Company does not provide U.S. income taxes on its foreign subsidiaries’ undistributed earnings, as they are deemed to be permanently reinvested outside the U.S. Non-U.S. income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Upon repatriation, the Company would provide the appropriate U.S. income taxes on these earnings.

Cash paid for income taxes totaled $7,030,000 in 2007, $18,356,000 in 2006, and $2,970,000 in 2005.

NOTE 16:	Net Income Per Share

Net income per share was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Net income	$26,899	$39,855	$35,702

Basic:
Weighted-average common shares outstanding	43,725	45,559	46,709

Net income per common share	$0.62	$0.87	$0.76

Diluted:
Weighted-average common shares outstanding	43,725	45,559	46,709
Effect of dilutive stock options	338	1,089	1,226

Weighted-average common and common- equivalent shares outstanding	44,063	46,648	47,935

Net income per common and common-equivalent share	$0.61	$0.85	$0.74

Stock options to purchase 9,229,253, 5,761,820, and 3,903,178 shares of common stock were outstanding in 2007, 2006, and 2005, respectively, but were not included in the calculation of diluted net income per share because they were anti-dilutive.

NOTE 17:	Segment and Geographic Information

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Segment and Geographic Information (continued)

materials that are processed in a continuous fashion to ensure there are no flaws or defects in the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding unusual items and stock-based compensation expense.

The following table summarizes information about segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Year Ended December 31, 2007
Product revenue	$182,809	$18,905	-	$201,714
Service revenue	13,357	10,666	-	24,023
Depreciation and amortization	9,404	252	$263	9,919
Goodwill and intangibles	123,052	3,133	-	126,185
Operating income	48,699	1,927	(23,527)	27,099
Year Ended December 31, 2006
Product revenue	$195,203	$19,735	-	$214,938
Service revenue	12,978	10,508	-	23,486
Depreciation and amortization	9,684	260	$225	10,169
Goodwill and intangibles	125,473	2,833	-	128,306
Operating income	65,533	3,380	(24,717)	44,196
Year Ended December 31, 2005
Product revenue	$168,342	$24,462	-	$192,804
Service revenue	14,202	9,869	-	24,071
Depreciation and amortization	8,168	286	$216	8,670
Goodwill and intangibles	127,315	2,541	-	129,856
Operating income	46,225	4,956	(7,177)	44,004

Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs, professional fees, and patent infringement litigation. In 2006, corporate expenses also included costs associated with the Company’s 25th Anniversary party. Additional asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Additional asset information is not provided because cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.

No customer accounted for greater than 10% of revenue in 2007, 2006, or 2005.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Segment and Geographic Information (continued)

The following table summarizes information about geographic areas (in thousands):

	United States	Japan	Europe	Other	Consolidated

Year Ended December 31, 2007
Product revenue	$68,541	$47,535	$65,835	$19,803	$201,714
Service revenue	10,159	4,783	7,187	1,894	24,023
Long-lived assets	134,887	1,894	24,600	171	161,552
Year Ended December 31, 2006
Product revenue	$73,198	$61,494	$60,162	$20,084	$214,938
Service revenue	10,348	5,430	6,502	1,206	23,486
Long-lived assets	139,377	1,820	14,723	108	156,028
Year Ended December 31, 2005
Product revenue	$70,921	$53,761	$56,150	$11,972	$192,804
Service revenue	9,531	6,513	7,299	728	24,071
Long-lived assets	144,432	1,895	10,999	110	157,436

Revenue is presented geographically based upon the customer’s country of domicile.

NOTE 18:	Acquisitions

Acquisition of AssistWare Technology, Inc.

In May 2006, the Company acquired all of the outstanding shares of AssistWare Technology, Inc., a privately-held developer of Lane Departure Warning Systems for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $500,000 in the fourth quarter of 2007, and up to $1,000,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payment in the second and fourth quarters of 2007 had been earned and made payments of $502,000 and $500,000, respectively, which were allocated to goodwill. The second quarter payment included a $2,000 adjustment related to the final closing balance sheet of AssistWare. As of December 31, 2007, the Company has also determined that the $1,000,000 contingent payment due in the second quarter of 2008 had been earned beyond a reasonable doubt, and accordingly, accrued this payment at December 31, 2007 with a corresponding increase to goodwill.

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

With the acquisition of AssistWare, the Company entered the emerging market for machine vision systems in vehicles. These highly-specialized sensors are installed in vehicles, ranging from long-haul trucks to high-end passenger cars, where they provide driver assistance by constantly analyzing the vehicle’s external environment and warning the driver of potentially dangerous situations. AssistWare’s Lane Departure Warning System uses machine vision technology to watch the road ahead and alert drivers if they unintentionally leave their lane or if their driving pattern becomes erratic.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Acquisitions (continued)

The purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated	Amortization Period
	Fair Value	(in years)

Accounts receivable	$58
Inventories	29
Prepaid expenses and other current assets	320
Property, plant, and equipment	32
Intangible assets
Customer contract	140	3.5
Customer relationships	100	9
Completed technologies	100	5
Goodwill	2,962

Total assets acquired	3,741
Accounts payable	280
Accrued expenses	463

Total liabilities assumed	743

Total purchase price	$2,998

The goodwill is assigned to the MVSD segment. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The Company obtained third-party valuations of the acquired intangible assets.

Acquisition of DVT Corporation

In May 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors, for approximately $111,607,000, net of $4,702,000 cash acquired. The purchase price consisted of $110,346,000 in cash paid at closing (net of acquired cash) and $1,261,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, DVT Corporation’s results of operations have been included in the Company’s consolidated results of operations since the date of acquisition.

Over the past several years, the Company has expanded its product line by adding low-cost and easy-to-use vision sensors. However, reaching the many prospects for these products in factories around the world requires a large third-party distribution channel to supplement the Company’s own direct sales force. With the acquisition of DVT Corporation, the Company immediately gained a worldwide network of distributors, fully trained in selling and supporting machine vision products. The Company sells its low-cost, easy-to-use products, including the acquired DVT’s vision sensors, through these distribution networks.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Acquisitions (continued)

The purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated	Amortization Period
	Fair Value	(in years)

Accounts receivable	$5,785
Inventories	1,995
Prepaid expenses and other current assets	5,531
Property, plant, and equipment	766
Other assets	66
Intangible assets
Distribution networks	38,060	11.6
Customer relationships	4,740	12
Completed technologies	3,680	6
Trade names, trademarks, and non-competition agreement	1,110	4
Goodwill	73,180

Total assets acquired	134,913

Accounts payable	1,388
Accrued expenses	6,102
Net deferred tax liabilities	15,816

Total liabilities assumed	23,306

Total purchase price	$111,607

The goodwill is assigned to the MVSD segment. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The Company obtained third-party valuations of the acquired intangible assets.

The following summarized, pro forma results of operations assume the acquisition took place at the beginning of the period.

Year Ended December 31, 2005 (in thousands, except per share amount)

Revenue	$227,431

Net income	$35,266

Net income per diluted share	$0.74

NOTE 19:	Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter. During the third quarter of 2006, the Company’s Board of Directors voted to increase the quarterly cash dividend from $0.080 to $0.085 per share. Dividend payments amounted to $14,898,000 in 2007, $15,058,000 in 2006, and $14,960,000 in 2005.

On February 13, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend will be paid on March 14, 2008 to all shareholders of record at the close of business on February 29, 2008.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	April 1,	July 1,		September 30,	December 31,
	2007	2007		2007	2007
	(In thousands, except per share amounts)
Revenue	$50,929	$54,742		$54,745	$65,321
Gross margin	36,508	36,761	(1)	40,127	47,857
Operating income	4,604	4,148		7,120	11,227
Net income	4,635	3,827		7,343	11,094
Basic net income per share	0.10	0.09		0.17	0.26
Diluted net income per share	0.10	0.09		0.17	0.25

	Quarter Ended
	April 2,	July 2,		October 1,	December 31,
	2006	2006		2006	2006
	(In thousands, except per share amounts)

Revenue	$59,040	$63,074		$58,005	$58,305
Gross margin	42,330	46,481		42,558	42,112
Operating income	10,634	12,622		11,147	9,793
Net income	8,800	11,434		10,116	9,505
Basic net income per share	0.19	0.25		0.23	0.21
Diluted net income per share	0.18	0.24		0.22	0.21

(1) Gross margin for the second quarter of 2007 included provisions for excess and obsolete inventory of $2,126,000.

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (Untied States) the consolidated financial statements of Cognex Corporation and subsidiaries referred to in our report dated February 14, 2008, which is included in the 2007 Annual Report on Form 10-K of Cognex Corporation. Our audit of the basic financial statements included the financial statement schedule listed in Item 15(2) of this Form 10-K which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 14, 2008

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the consolidated financial statements of Cognex Corporation as of December 31, 2006, and for each of the two years in the period ended December 31, 2006, and have issued our report thereon dated February 26, 2007 (included elsewhere in this Annual Report (Form 10-K)). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 26, 2007

COGNEX CORPORATION - SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged					Balance at
	Beginning	Costs and	to Other					End of
Description	of Period	Expenses	Accounts	Deductions		Other		Period
			(In thousands)

Reserve for Uncollectible Accounts:
2007	$1,662	$34	$-	$(407	) (a)	$28	(b)	$1,317
2006	2,370	200	-	(273	) (a)	(635	) (b)	1,662
2005	2,596	-	-	(81	) (a)	(145	) (b)	2,370

(a) Specific write-offs
(b) Collections of previously written-off accounts and foreign exchange rate changes; 2006 also includes an $800,000 reversal of previously established reserves that were not supported by specific uncollectible accounts

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed more fully in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company’s Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders, on September 5, 2007, Ernst & Young LLP was dismissed and Grant Thornton LLP was appointed as the Company’s independent registered public accounting firm. There were no disagreements with accountants on accounting or financial disclosure during 2007 or 2006.

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

Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

To The Board of Directors and Shareholders of Cognex Corporation:

We have audited Cognex Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cognex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Cognex Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cognex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Cognex Corporation and subsidiaries and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 14, 2008

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders to be held on April 17, 2008 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers and Other Members of the Management Team of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.

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

Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders to be held on April 17, 2008 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders to be held on April 17, 2008 and is incorporated herein by reference.

The following table provides information as of December 31, 2007 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants,	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants, and rights	in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by shareholders	10,754,433 (1)	$25.58	2,003,281 (2)
Equity compensation plans not approved by shareholders	185,901 (3)	21.20	7,110,000 (4)

	10,940,334	$25.50	9,113,281

(1)	Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1993 Stock Option Plan, 1993 Stock Option Plan for Non-Employee Directors, 1998 Stock Incentive Plan, and 1998 Non-Employee Director Stock Option Plan. Does not include purchase rights accruing under the Employee Stock Purchase Plan (ESPP) because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(2)	Includes shares remaining available for future issuance under the Company’s 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan. Includes 240,944 shares available for future issuance under the ESPP. Excludes 2,300,000 shares that will become available for grant on February 27, 2008 when the 1998 Stock Incentive Plan expires and the 2007 Stock Option and Incentive Plan takes effect.
(3)	Includes shares to be issued upon the exercise of outstanding options under the Company’s 2001 Interim General Stock Incentive Plan.
(4)	Includes shares remaining available for future issuance under the Company’s 2001 General Stock Option Plan.

The 2001 General Stock Option Plan was adopted by the Board of Directors on December 11, 2001 without shareholder approval. This plan provides for the granting of nonqualified stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under the plan is 7,110,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than fifteen years from the grant date. No stock options have been granted under the 2001 General Stock Option Plan.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders to be held on April 17, 2008 and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders to be held on April 17, 2008 and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements

The financial statements are included in Part II - Item 8 of this Annual Report on Form 10-K.

(2)  Financial Statement Schedule

Financial Statement Schedule II is included in Part II - Item 8 of this Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ Robert J. Shillman Robert J. Shillman	President, Chief Executive Officer, and Chairman of the Board of Directors (principal executive officer)	February 14, 2008

/s/ Richard A. Morin Richard A. Morin	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	February 14, 2008

/s/ Patrick Alias Patrick Alias	Director	February 14, 2008

/s/ Jerald Fishman Jerald Fishman	Director	February 14, 2008

/s/ Theodor Krantz Theodor Krantz	Director	February 14, 2008

/s/ Edward Smith Edward Smith	Director	February 14, 2008

/s/ Anthony Sun Anthony Sun	Director	February 14, 2008

/s/ Reuben Wasserman Reuben Wasserman	Director	February 14, 2008

EXHIBIT INDEX

EXHIBIT NUMBER

2A	Agreement and Plan of Merger, dated May 9, 2005, by and among Cognex, Tango Acquisition Corp. and DVT Corporation (excluding schedules and exhibits which the registrant agrees to furnish supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 of Cognex’s Current Report on Form 8-K filed on May 11, 2005 [File No. 0-17869])
3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (Refiled herewith)
3B	By-laws of the Company, as amended and restated through November 21, 2007 (Filed herewith)
4	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])
10A*	Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 33-81150])
10B*	Amendment to the Cognex Corporation 1993 Stock Option Plan for Non-Employee Directors (Refiled herewith)
10C*	Cognex Corporation 1993 Stock Option Plan, as amended November 14, 1995 and February 25, 1996 (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-04621])
10D*	Amendment to the Cognex Corporation 1993 Stock Option Plan (Refiled herewith)
10E*	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10F*	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10G*	Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10H*	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10I*	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10J*	Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 [File No. 0-17869])
10K*	Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10L*	Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])
10M*	First Amendment to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 [File No. 0-17869])

EXHIBIT NUMBER

10N*	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])
10O*	Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 1 to the Registration Statement on Form S-8 [Registration No. 333-100709])
10P*	Amendment to Cognex Corporation 2001 General Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10Q*	Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Special Meeting in lieu of the 2007 Annual Meeting of Shareholders, filed on March 14, 2007 [File No. 0-17869])
10R*	Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias, Jerald G. Fishman, Anthony Sun and Reuben Wasserman (Filed herewith)
10S*	Form of Letter Agreement between Cognex Corporation and each of Richard A. Morin and Eric A. Ceyrolle (Filed herewith)
10T*	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (Filed herewith)
10U*	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 [File No. 0-17869])
10V*	Separation Agreement by and between Cognex Corporation and James F. Hoffmaster (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K/A, filed on April 12, 2007 [File No. 0-17869])
10W*	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 (incorporated by reference to Exhibit 10P of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 0-17869])
10X*	Summary of Annual Bonus Program (Filed herewith)
10Y*	Summary of Director Compensation (Filed herewith)
14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 0-17869])
21	Subsidiaries of the registrant (Filed herewith)
23.1	Consent of Grant Thornton LLP (Filed herewith)
23.2	Consent of Ernst & Young LLP (Filed herewith)
31.1	Certification of Chief Executive Officer (Filed herewith)
31.2	Certification of Chief Financial Officer (Filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (Furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (Furnished herewith)
* Indicates management contract or compensatory plan or arrangement