Form 10-Q
period 2008-03-30
COGNEX CORP
filed 2008-04-28
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2008 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of March 30, 2008, there were 41,896,769 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(unaudited)

Revenue
Product	$54,947	$44,913
Service	5,570	6,016

	60,517	50,929

Cost of revenue
Product (1)	14,011	10,810
Service (1)	3,063	3,611

	17,074	14,421

Gross margin
Product	40,936	34,103
Service	2,507	2,405

	43,443	36,508
Research, development, and engineering expenses (1)	9,097	7,931
Selling, general, and administrative expenses (1)	26,528	23,973

Operating income	7,818	4,604
Foreign currency gain (loss)	1,118	(118)
Investment income	1,977	1,965
Other income (loss)	355	(187)

Income before income tax expense	11,268	6,264
Income tax expense	2,793	1,629

Net income	$8,475	$4,635

Net income per common and common-equivalent share:
Basic	$0.20	$0.10

Diluted	$0.20	$0.10

Weighted-average common and common-equivalent shares outstanding:
Basic	42,978	44,434

Diluted	43,116	44,905

Cash dividends per common share	$0.085	$0.085

(1) Amounts include stock-based compensation expense, as follows:
Product cost of revenue	$170	$163
Service cost of revenue	188	129
Research, development, and engineering	865	822
Selling, general, and administrative	650	1,878

Total stock-based compensation expense	$1,873	$2,992

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,464	$104,144
Short-term investments	73,469	113,179
Accounts receivable, less reserves of $1,384 and $1,317 in 2008 and 2007, respectively	44,009	38,923
Inventories, net	28,128	27,459
Deferred income taxes	7,325	7,504
Prepaid expenses and other current assets	15,147	16,470

Total current assets	307,542	307,679

Long-term investments	41,931	50,565
Property, plant, and equipment, net	27,525	26,680
Deferred income taxes	19,481	19,750
Intangible assets, net	38,593	39,724
Goodwill	87,358	86,461
Other assets	9,733	8,687

	$532,163	$539,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,501	$7,245
Accrued expenses	22,779	20,098
Accrued income taxes	3,180	3,242
Deferred revenue and customer deposits	14,549	13,288

Total current liabilities	47,009	43,873

Reserve for income taxes	19,512	19,308

Commitments and contingencies (Notes 5, 6, and 7)

Shareholders’ equity:
Common stock, $.002 par value —
Authorized: 140,000 shares, issued: 41,897 and 43,347 shares in 2008 and 2007, respectively	84	87
Additional paid-in capital	113,494	140,943
Retained earnings	342,048	337,231
Accumulated other comprehensive gain (loss)	10,016	(1,896)

Total shareholders’ equity	465,642	476,365

	$532,163	$539,546

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Gain (Loss)	Income	Equity

Balance at December 31, 2007	43,347	$87	$140,943	$337,231	$(1,896)		$476,365
Issuance of common stock under stock option plans	217		2,901				2,901
Stock-based compensation expense			1,873				1,873
Excess tax benefit from stock option exercises			462				462
Repurchase of common stock	(1,667)	(3)	(32,685)				(32,688)
Payment of dividends				(3,658)			(3,658)
Comprehensive income:
Net income				8,475		$8,475	8,475
Net unrealized gain on available-for-sale investments, net of tax of $158					269	269	269
Foreign currency translation adjustment, net of tax of $1,424					11,643	11,643	11,643

Comprehensive income						$20,387

Balance at March 30, 2008 (unaudited)	41,897	$84	$113,494	$342,048	$10,016		$465,642

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$8,475	$4,635
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,873	2,992
Depreciation and amortization	2,876	2,812
Provisions for excess and obsolete inventory	223	579
Excess tax benefit from stock option exercises	(462)	(125)
Deferred income tax benefit	(905)	(1,443)
Change in operating assets and liabilities	1,610	(2,962)

Net cash provided by operating activities	13,690	6,488

Cash flows from investing activities:
Purchase of investments	(16,822)	(109,555)
Maturity and sale of investments	65,254	113,278
Purchase of property, plant, and equipment	(1,709)	(1,487)

Net cash provided by investing activities	46,723	2,236

Cash flows from financing activities:
Issuance of common stock under stock option plans	2,901	1,101
Repurchase of common stock	(32,688)	(2,670)
Payment of dividends	(3,658)	(3,778)
Excess tax benefit from stock option exercises	462	125

Net cash used in financing activities	(32,983)	(5,222)

Effect of foreign exchange rate changes on cash	7,890	803

Net increase in cash and cash equivalents	35,320	4,305
Cash and cash equivalents at beginning of period	104,144	87,361

Cash and cash equivalents at end of period	$139,464	$91,666

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at March 30, 2008, and the results of its operations for the three-month periods ended March 30, 2008 and April 1, 2007, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain amounts presented in the prior period have been restated to be consistent with the current period presentation.
NOTE 2: New Pronouncements
FASB Statement No. 141R, “Business Combinations”
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	March 30, 2008	December 31, 2007
Cash	$127,976	$104,144
Cash equivalents	11,488	—

Cash and cash equivalents	$139,464	$104,144

Municipal bonds	73,469	113,179

Short-term investments	$73,469	$113,179

Municipal bonds	34,463	43,097
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	$41,931	$50,565

	$254,864	$267,888

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Cash, Cash Equivalents, and Investments (continued)
Debt securities are reported at fair value based upon quoted prices in active markets. Short-term municipal bonds at March 30, 2008 included auction rate securities with a fair value of $2,000,000 for which interest rates reset annually but for which the contractual maturity date is greater than one year. The Company has established guidelines relative to credit ratings, diversification, and maturities of its debt securities that maintain safety and liquidity.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	March 30,	December 31,
	2008	2007

Raw materials	$14,198	$13,070
Work-in-process	1,268	1,336
Finished goods	12,662	13,053

	$28,128	$27,459

NOTE 5: Warranty Obligations
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
The changes in the warranty obligation were as follows (in thousands):

Balance at December 31, 2007	$1,462
Provisions for warranties issued during the period	374
Fulfillment of warranty obligations	(393)
Foreign exchange rate changes	76

Balance at March 30, 2008	$1,519

NOTE 6: Indemnification Provisions
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
NOTE 6: Indemnification Provisions (continued)
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
NOTE 7: Income Taxes
On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under FIN 48, a tax position is recognized in the financial statements when an entity concludes that the tax position, based solely on its technical merits, is more likely than not (i.e. a likelihood of occurrence greater than fifty percent) to be sustained upon examination by the relevant taxing authority.
During the first quarter of 2008, the Company recorded a $153,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that was recorded as income tax expense. Estimated interest and penalties included in these amounts totaled $104,000.
The Company’s reserve for income taxes, including gross interest and penalties, was $19,512,000 at March 30, 2008, of which $1,000,000 would reduce goodwill, $307,000 would increase additional paid in capital, and the remainder would reduce income tax expense, if the Company’s tax positions were sustained. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at March 30, 2008.
The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has formally requested Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $7,714,000 based upon the March 30, 2008 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheet.
NOTE 8: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. At March 30, 2008, the Company had 9,423,750 shares available for grant under three stock option plans: the 1998 Non-Employee Director Stock Option Plan, 13,750; the 2001 General Stock Option Plan, 7,110,000; and the 2007 Stock Option and Incentive Plan (the “2007 Plan”), 2,300,000. Each of

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: Stock-Based Compensation Expense (continued)
these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
In April 2007, the shareholders approved the 2007 Plan. The 2007 Plan took effect when the Company’s 1998 Stock Incentive Plan expired on February 27, 2008. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock. The maximum number of shares to be issued under the 2007 Plan is 2,300,000 shares of the Company’s common stock.
Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock at the grant date, generally vest over four years based upon continuous service, and generally expire ten years from the grant date. Historically, the majority of the Company’s stock options have been granted during the first quarter of each year to reward existing employees for their performance. In addition, the Company grants stock options throughout the year for new employees and promotions.
The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2007	10,940	$25.50
Granted	1,928	18.70
Exercised	(217)	13.37
Forfeited or Expired	(126)	24.72

Outstanding at March 30, 2008	12,525	$24.67	6.4	$10,757

Exercisable at March 30, 2008	8,318	$26.06	5.1	$5,747

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
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended
	March 30, 2008	April 1, 2007
Risk-free rate	3.9%	4.9%
Expected dividend yield	1.8%	1.5%
Expected volatility	42%	35%
Expected term (in years)	5.9	4.3

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: Stock-Based Compensation Expense (continued)
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
Expected volatility
The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The weighted-average grant-date fair value of stock options granted during the first quarter of 2008 and 2007 was $7.22 and $6.84, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that approximately 65% of its stock options will actually vest, and therefore, has applied a weighted-average annual forfeiture rate of 10% to all unvested options. This rate was revised during the first quarter of 2008, and will be revised, if necessary, in subsequent periods if actual forfeitures differ from this estimate. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest.
The total stock-based compensation expense and the related income tax benefit recognized for the first quarter of 2008 was $1,873,000 and $596,000, respectively, and for the first quarter of 2007 was $2,992,000 and $977,000, respectively. No compensation expense was capitalized at March 30, 2008 or December 31, 2007.
At March 30, 2008, total unrecognized compensation expense related to non-vested stock options was $17,266,000, which is expected to be recognized over a weighted-average period of 2.1 years.
Note 9: Stock Repurchase Program
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of March 30, 2008, the Company had repurchased 3,981,390 shares at a cost of $87,067,000 under this program. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9: Stock Repurchase Program (continued)
In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. As of March 30, 2008, the Company had repurchased 134,843 shares at a cost of $2,697,000 under this program. Repurchases under this new authorization are subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results. The Rule 10b5-1 Plan expires on February 17, 2009 or, if earlier, upon the repurchase of $30,000,000 of Cognex common stock under the plan. The plan does not require Cognex to acquire any specific number of shares and it may be suspended or discontinued at any time.
The Company repurchased a total of 1,666,900 shares at a cost of $32,688,000 during the first quarter of 2008, of which 1,532,057 shares at a cost of $29,991,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 program.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. This authorization is in addition to the July 2006 and March 2008 programs.
NOTE 10: Dividends
On February 13, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend was paid on March 14, 2008 to all shareholders of record at the close of business on February 29, 2008.
On April 17, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable on June 13, 2008 to all shareholders of record at the close of business on May 30, 2008. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.
NOTE 11: Net Income Per Share
Net income per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income	$8,475	$4,635

Basic:
Weighted-average common shares outstanding	42,978	44,434

Net income per common share	$0.20	$0.10

Diluted:
Weighted-average common shares outstanding	42,978	44,434
Effect of dilutive stock options	138	471

Weighted-average common and common-equivalent shares outstanding	43,116	44,905

Net income per common and common-equivalent share	$0.20	$0.10

Stock options to purchase 10,727,401 and 8,690,348 shares of common stock were outstanding during the first quarter of 2008 and 2007, respectively, but were not included in the calculation of diluted net income per common share because they were anti-dilutive.

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
The following table summarizes information about the Company’s segments (in thousands):

Three Months Ended			Reconciling
March 30, 2008	MVSD	SISD	Items	Consolidated

Product revenue	$51,194	$3,753	—	$54,947
Service revenue	3,054	2,516	—	5,570
Operating income (loss)	13,214	(34)	$(5,362)	7,818

Three Months Ended April 1, 2007

Product revenue	$41,933	$2,980	—	$44,913
Service revenue	3,199	2,817	—	6,016
Operating income (loss)	11,130	(625)	$(5,901)	4,604
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) economic conditions that impact the capital spending trends of manufacturers in a variety of industries; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign exchange rates; (5) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (6) the reliance upon certain sole-source suppliers to manufacture and deliver critical components for the Company’s products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products; (12) the inability to protect the Company’s proprietary technology and intellectual property; (13) our involvement in time-consuming and costly litigation; (14) the impact of competitive pressures; (15) the challenges in integrating acquired businesses; (16) the inability to achieve expected results from acquisitions; and (17) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and the Company encourages readers to refer to the detailed discussion of risk factors included in Part I — Item 1A of the Company’s Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex Corporation (the “Company”) is a leading provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Our Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacturing of discrete items, while our Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.

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
•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Although Cognex sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of our products. Over the past several years, however, we have diversified our customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 22% of total revenue in the first quarter of 2008.

•	Discrete manufacturers in the automotive, consumer electronics, food, beverage, healthcare, pharmaceutical, aerospace, and other industries use machine vision for a wide variety of applications in factory automation. These manufacturers purchase Cognex vision products and install them on their production lines or automation cells. We believe that long-term, sustained revenue growth will come from a broad base of factory automation customers. Accordingly, we have invested in developing new products and functionality that make vision easier to use and in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. Sales to discrete factory automation customers represented approximately 68% of total revenue in the first quarter of 2008.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects in the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 10% of total revenue in the first quarter of 2008.
Revenue amounted to $60,517,000 for the first quarter of 2008, representing a 19% increase over the same period in 2007. This increase was primarily due to higher sales to factory automation customers in a variety of industries around the world. This higher revenue contributed to an increase in operating income to 13% of revenue in the first quarter of 2008 from 9% of revenue in the first quarter of 2007. Net income also increased to $0.20 per diluted share in the first quarter of 2008 from $0.10 per diluted share in the same period in 2007.
Results of Operations
Revenue
Revenue for the quarter ended March 30, 2008 increased 19% to $60,517,000 from $50,929,000 for the quarter ended April 1, 2007 driven by higher sales to factory automation customers.
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 22% of total revenue in the first quarter of 2008 compared to 30% in the first quarter of 2007, and decreased by $1,789,000, or 12%, from the prior year due to industry cyclicality. Revenue from this sector has been gradually declining since early 2006. We do not expect a significant change in this business in 2008.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 68% of total revenue in the first quarter of 2008 compared to 59% in the first quarter of 2007, and increased by $10,905,000, or 36%, from the prior year. Sales of the Company’s In-Sight, Dataman, and Checker vision products, which are sold to customers in a variety of industries around the world, all increased from the first quarter of 2007. We are investing in new product offerings and sales personnel for the factory automation market with the goal of growing this business in 2008.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 10% of total revenue in the first quarter of 2008 compared to 11% in the first quarter of 2007, and increased by $472,000, or 8%, from the prior year due to higher SmartView system sales. The level of our surface inspection business is within a relatively consistent range on an annual basis, however, revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product revenue increased 22% to $54,947,000 in the first quarter of 2008 from $44,913,000 in the first quarter of 2007. The increase was primarily due to a higher volume of modular vision systems sold to factory automation customers. The majority of this higher volume came from easier-to-use and lower priced vision products. These products are becoming a larger percentage of total revenue, which reduces the Company’s overall average selling price and partially offset the favorable impact of higher volume on revenue.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased 7% to $5,570,000 for the first quarter of 2008 from $6,016,000 for the first quarter of 2007 due to lower maintenance and support revenue. We expect this trend to continue in 2008 as we introduce new products and functionality that make vision easier to use and require less maintenance and support. Service revenue decreased as a percentage of total revenue to 9% in the first quarter of 2008 from 12% in the first quarter of 2007.
Gross Margin
Gross margin as a percentage of revenue was consistent at 72% for the first quarter of 2008 and the same period in 2007. The gross margin was flat year-on-year despite higher revenue in 2008 primarily due to higher manufacturing costs related to new product introductions.
MVSD gross margin as a percentage of revenue was 75% for the first quarter of 2008 compared to 76% for the first quarter of 2007. The decrease in MVSD margin was due principally to higher new product introduction expenses incurred to support the release of several new products during the first quarter of 2008. SISD gross margin as a percentage of revenue was 45% for the first quarter of 2008 compared to 38% for the first quarter of 2007. The increase in SISD margin was due to higher product revenue, while costs were slightly lower than the prior year due to lower material costs and lower provisions for excess and obsolete inventory.
Product gross margin as a percentage of revenue was 75% for the first quarter of 2008 compared to 76% for the first quarter of 2007 due to lower MVSD product margins as described above. Service gross margin as a percentage of revenue was 45% for the first quarter of 2008 compared to 40% for the first quarter of 2007. Although service revenue was lower than the prior year, costs declined at a greater rate, resulting in the improved service margin.
Operating Expenses
Research, development, and engineering (R,D&E) expenses increased 15% to $9,097,000 for the first quarter of 2008 compared to $7,931,000 for the first quarter of 2007. MVSD R,D&E expenses increased $1,215,000, or 17%, while SISD R,D&E expenses were relatively consistent with the prior year. The increase in MVSD R,D&E expenses was due primarily to higher personnel-related costs for engineering resources to support new product initiatives.
R,D&E expenses as a percentage of revenue were 15% in the first quarter of 2008 and 16% in the first quarter of 2007. We believe that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, we have numerous research and development projects underway, and we believe that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses increased 11% to $26,528,000 for the first quarter of 2008 compared to $23,973,000 for the first quarter of 2007. MVSD S,G&A expenses increased $2,459,000, or 14%, while SISD S,G&A expenses were relatively consistent with the prior year. Corporate expenses that are not allocated to either division were also relatively consistent with the first quarter of 2007.
The increase in MVSD expenses was due primarily to higher personnel-related costs (such as salaries, fringe benefits, commissions, travel, and demonstration equipment) resulting from the hiring of additional sales personnel ($1,473,000) intended to grow factory automation revenue. Costs associated with new product introductions also contributed to the increase, including higher expenses related to the Company’s annual sales kick-off meetings where new products were introduced to the worldwide sales force ($377,000) and higher marketing and promotional expenses ($408,000). In addition, a weaker U.S. Dollar in 2008 resulted in higher S,G&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($659,000). These increases were partially offset by lower stock-based compensation expense ($633,000) due to a credit recorded in the first quarter of 2008 for forfeited stock options. Corporate expenses were relatively flat, as higher professional services costs ($510,000) were offset by lower stock-based compensation expense ($557,000).
Nonoperating Income
The Company recorded a foreign currency gain for the first quarter of 2008 of $1,118,000 compared to a foreign currency loss of $118,000 for the first quarter of 2007. During the first quarter of 2008, the U.S. Dollar weakened considerably versus the other primary currencies in which the Company operates, resulting in foreign currency gains on the Company’s U.S. subsidiary’s books when foreign-denominated assets were revalued and converted into U.S. Dollars.
Investment income was $1,977,000 for the first quarter of 2008 compared to $1,965,000 for the first quarter of 2007. Investment income was relatively consistent with the prior year, as declining yields on the Company’s portfolio of debt securities was offset by more of the Company’s excess cash invested in interest-bearing accounts.
The Company recorded other income for the first quarter of 2008 of $355,000 compared to a loss of $187,000 for the first quarter of 2007. Other income includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. Net rental income increased from the first quarter of 2007 due to the purchase of additional property in the second quarter of 2007 that is generating rental income for the Company. In addition, the Company recorded $425,000 of other income in the first quarter of 2008 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time, the Company collected value-added taxes from customers that were not required to be remitted to the government authority.
Income Taxes
The Company’s effective tax rate for the first quarter of 2008 was 25% compared to 26% for the first quarter of 2007. The effective tax rate for the first quarter of 2008 included the impact of the following discrete tax events: an increase in tax expense of $136,000 to increase a reserve against a capital loss carryforward deferred tax asset due to expire in 2007, and a decrease in tax expense of $48,000 to decrease a FIN 48 reserve for the true-up of a prior year estimate. These discrete tax events increased the effective tax rate for the first quarter of 2008 by one hundred basis points from 24% to 25%. The decrease in the effective tax rate from 26% to 24% excluding discrete events was primarily due to more of the Company’s profits being earned in lower tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash,

cash equivalent, and investment balance of $254,864,000 at March 30, 2008, representing 55% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first quarter of 2008 were met with its existing cash balances, cash from investment maturities, and positive cash flow from operations. Cash requirements primarily consisted of operating activities, capital expenditures, the repurchase of common stock, and the payment of dividends. Capital expenditures for the first quarter of 2008 totaled $1,709,000 and consisted primarily of expenditures for computer hardware and software, as well as costs to fit up a new manufacturing and distribution center in Ireland.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of March 30, 2008, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during the first quarter of 2008. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of March 30, 2008, the Company had repurchased 3,981,390 shares at a cost of $87,067,000 under this program. The Company may repurchase additional shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. As of March 30, 2008, the Company had repurchased 134,843 shares at a cost of $2,697,000 under this program. Repurchases under this new authorization are subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results. The Rule 10b5-1 Plan expires on February 17, 2009 or, if earlier, upon the repurchase of $30,000,000 of Cognex common stock under the plan. The plan does not require Cognex to acquire any specific number of shares and it may be suspended or discontinued at any time.
The Company repurchased a total of 1,666,900 shares at a cost of $32,688,000 during the first quarter of 2008, of which 1,532,057 shares at a cost of $29,991,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 program.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. This authorization is in addition to the July 2006 and March 2008 programs.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share that amounted to $3,658,000 for the first quarter of 2008. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant.
In May 2006, the Company acquired AssistWare Technology, Inc. for $2,998,000 in cash paid at closing, with the potential for an additional cash payment of up to $500,000 in the second quarter of 2007, up to $500,000 in the fourth quarter of 2007, and up to $1,000,000 in the second quarter of 2008 depending upon the achievement of certain performance criteria. The Company determined that the contingent payments in the second and fourth quarters of 2007 had been earned and made these payments in these periods with a corresponding increase to goodwill. As of December 31, 2007, the Company had also determined that the $1,000,000 contingent payment due in the second quarter of 2008 had been earned beyond a reasonable doubt, and accordingly, accrued this payment at December 31, 2007 with a corresponding increase to goodwill. This payment will be made during the second quarter of 2008. The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2008 and the foreseeable future.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2007.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the Company’s exposures to legal proceedings since December 31, 2007 as discussed in Part I — Item III of the Company’s Annual Report on Form 10-K for the year then ended.
ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following tables set forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs
January 1 — 31, 2008	—	—	—	$42,924,000
February 1 — 28, 2008	433,941	$19.31	433,941	$34,547,000
March 1 — 30, 2008	1,232,959	$19.72	1,232,959	$40,236,000
Total	1,666,900	$19.61	1,666,900	$40,236,000

(1)	In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock. In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 of Cognex common stock under a Rule 10b5-1 Plan. Not included in this table is an authorization by the Company’s Board of Directors in April 2008 to repurchase up to an additional $50,000,000 of the Company’s common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
3.1 — By-Laws of Cognex Corporation, as amended and restated through November 21, 2007 (incorporated herein by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
3.2 — Amendment to By-Laws of Cognex Corporation, dated March 1, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2008)
10.1 — Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2008)
31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
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

DATE: April 28, 2008	COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)