Form 10-Q
period 2008-06-29
COGNEX CORP
filed 2008-07-28
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2008 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of June 29, 2008, there were 41,960,187 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue
Product	$62,456	$48,725	$117,399	$93,636
Service	4,633	6,017	10,203	12,033

	67,089	54,742	127,602	105,669
Cost of revenue
Product	16,082	13,968	30,074	24,745
Service	2,943	3,982	6,006	7,593

	19,025	17,950	36,080	32,338
Gross margin
Product	46,374	34,757	87,325	68,891
Service	1,690	2,035	4,197	4,440

	48,064	36,792	91,522	73,331

Research, development, and engineering expenses	9,290	7,870	18,219	15,751
Selling, general, and administrative expenses	28,048	24,593	54,574	48,564

Operating income	10,726	4,329	18,729	9,016

Foreign currency gain (loss)	(647)	(323)	471	(441)
Investment income	1,757	2,040	3,734	4,005
Other income (expense)	29	(102)	384	(289)

Income from continuing operations before income tax expense	11,865	5,944	23,318	12,291
Income tax expense on continuing operations	3,103	2,004	5,966	3,664

Income from continuing operations	8,762	3,940	17,352	8,627
Loss from operations of discontinued business, net of tax (Note 14)	(3,109)	(113)	(3,224)	(165)

Net Income	$5,653	$3,827	$14,128	$8,462

Basic earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.21	$0.09	$0.41	$0.20
Loss from discontinued operations	$(0.08)	$0.00	$(0.08)	$(0.01)

Net Income	$0.13	$0.09	$0.33	$0.19

Diluted earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.21	$0.09	$0.41	$0.19
Loss from discontinued operations	$(0.08)	$0.00	$(0.08)	$0.00

Net Income	$0.13	$0.09	$0.33	$0.19

Weighted-average common and common-equivalent shares outstanding:
Basic	41,942	43,857	42,459	44,146

Diluted	42,588	44,281	42,742	44,665

Cash dividends per common share	$0.085	$0.085	$0.170	$0.170

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$131,363	$104,144
Short-term investments	77,052	113,179
Accounts receivable, less reserves of $1,456 and $1,317 in 2008 and 2007, respectively	40,125	38,900
Inventories, net	28,815	27,394
Deferred income taxes	7,330	7,504
Prepaid expenses and other current assets	16,384	16,361
Held-for-sale assets (Note 14)	3,170	5,919

Total current assets	304,239	313,401

Long-term investments	54,038	50,565
Property, plant, and equipment, net	28,024	26,636
Deferred income taxes	20,586	19,750
Intangible assets, net	36,888	39,475
Goodwill	81,488	81,032
Other assets	9,047	8,687

	$534,310	$539,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,576	$7,245
Accrued expenses	21,233	20,098
Accrued income taxes	2,831	3,242
Deferred revenue and customer deposits	15,188	13,288

Total current liabilities	48,828	43,873

Reserve for income taxes	19,470	19,308

Commitments and contingencies (Notes 5, 6, 7, and 8)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 41,960 and 43,347 shares in 2008 and 2007, respectively	84	87
Additional paid-in capital	115,188	140,943
Retained earnings	344,146	337,231
Accumulated other comprehensive gain (loss)	6,594	(1,896)

Total shareholders’ equity	466,012	476,365

	$534,310	$539,546

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Gain (Loss)	Income	Equity

Balance at December 31, 2007	43,347	$87	$140,943	$337,231	$(1,896)		$476,365

Issuance of common stock under stock option and stock purchase plans	779		13,519				13,519
Stock-based compensation expense			4,396				4,396

Excess tax benefit from stock option exercises			1,640				1,640

Recognized tax benefit from stock option exercises from previous year			307				307

Repurchase of common stock	(2,166)	(3)	(45,617)				(45,620)

Payment of dividends				(7,213)			(7,213)

Comprehensive income:
Net income				14,128		$14,128	14,128
Net unrealized gain on available-for-sale investments, net of tax of $5					9	9	9
Foreign currency translation adjustment, net of tax of $1,378					8,481	8,481	8,481

Comprehensive income						$22,618

Balance at June 29, 2008 (unaudited)	41,960	$84	$115,188	$344,146	$6,594		$466,012

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 29,	July 1,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$14,128	$8,462
Adjustments to reconcile net income to net cash provided by operations:
Impairment loss related to discontinued business (Note 14)	2,987	—
Stock-based compensation expense	4,396	5,521
Depreciation and amortization	5,825	5,650
Provisions for excess and obsolete inventory	1,259	3,130
Excess tax benefit from stock option exercises	(1,640)	(181)
Deferred income tax benefit	(1,956)	(4,384)
Deposit related to Japan tax audit (Note 8)	—	(6,336)
Change in operating assets and liabilities	2,996	6,127

Net cash provided by operating activities	27,995	17,989

Cash flows from investing activities:
Purchase of investments	(60,776)	(172,022)
Maturity and sale of investments	95,704	182,870
Purchase of property, plant, and equipment	(3,507)	(2,561)
Cash paid for business acquisition	(1,000)	(502)
Cash deposit related to discontinued business (Note 14)	250	—

Net cash provided by investing activities	30,671	7,785

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	13,519	4,640
Repurchase of common stock	(45,620)	(32,663)
Payment of dividends	(7,213)	(7,534)
Excess tax benefit from stock option exercises	1,640	181

Net cash used in financing activities	(37,674)	(35,376)

Effect of foreign exchange rate changes on cash	6,227	1,006

Net increase (decrease) in cash and cash equivalents	27,219	(8,596)
Cash and cash equivalents at beginning of period	104,144	87,361

Cash and cash equivalents at end of period	$131,363	$78,765

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at June 29, 2008, and the results of its operations for the three-month and six-month periods ended June 29, 2008 and July 1, 2007, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 29, 2008 are not necessarily indicative of the results to be expected for the full year. Certain amounts presented in the prior period have been restated to be consistent with the current period presentation.
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
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	June 29,	December 31,
	2008	2007

Cash	$120,378	$104,144
Cash equivalents	10,985	—

Cash and cash equivalents	$131,363	$104,144

Municipal bonds	77,052	113,179

Short-term investments	$77,052	$113,179

Municipal bonds	46,570	43,097
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	$54,038	$50,565

	$262,453	$267,888

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Cash, Cash Equivalents, and Investments (continued)
Debt securities are reported at fair value based upon quoted prices in active markets. At June 29, 2008, the Company’s investment portfolio included $2,000,000 of student loan auction rate securities, representing 0.8% of the Company’s Cash, Cash Equivalents, and Investments balance, that had a failed auction on May 20, 2008. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. It is important to note that an auction failure does not denote a default in the security, but is merely indicative of a liquidity issue. Because of this development, the Company classified these securities as long-term investments on the Consolidated Balance Sheet at June 29, 2008. Ultimately, the Company believes that the full principal value of these securities will be recovered, and accordingly, has recorded these securities at their principal value, which approximates fair value. To date, the Company has collected all interest payable on these securities when due, and expects to continue to do so in the future until a successful auction takes place, the issuer calls or restructures the securities, a buyer outside the auction process emerges, or the securities mature.
NOTE 4: Inventories
Inventories consist of the following (in thousands):

	June 29,	December 31,
	2008	2007

Raw materials	$14,513	$13,005
Work-in-process	2,355	1,336
Finished goods	11,947	13,053

	$28,815	$27,394

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
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2007	$1,462
Provisions for warranties issued during the period	734
Fulfillment of warranty obligations	(764)
Foreign exchange rate changes	66

Balance at June 29, 2008	$1,498

NOTE 6: Contingencies
In March 2006, the Company filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by the Company. The Company amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action asserted a counterclaim against the Company alleging infringement of the patent-in-suit, seeking unspecified damages. In May 2008, the United States District

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Contingencies (continued)
Court for Minnesota ruled in favor of the Company, granting the Company’s motions for summary judgment by finding that the patent-at-issue was both invalid and unenforceable. The defendant’s counterclaim of infringement was ruled moot by the finding of invalidity. The court denied Defendant Acacia’s motion for summary judgment with respect to the Company’s defamation claim, and the Company is proceeding with that claim against Defendant Acacia. The Company is also seeking recovery of its attorneys’ fees and costs. Unless the defendants appeal and obtain on appeal a reversal of the court’s rulings, there will be no damage award against the Company. The Company believes the likelihood is remote that any such appeal would be successful and that any resulting loss to the Company on the counterclaim would be material.
In April 2007, certain of the defendants in the matter referenced above filed an action against the Company in the United States District Court for the Eastern District of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. Pursuant to a joint stipulation filed with the court in May 2008, the parties agreed to voluntarily jointly dismiss this matter without prejudice. The agreement of dismissal places restrictions on when, where, and under what circumstances the claim could be refiled. The Company believes the likelihood is remote that the plaintiff’s would refile the claim and that, if refiled, the patent in question would be found to be valid and infringed.
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. This matter is in its early stages. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit may have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
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
During the six-month period ended June 29, 2008, the Company recorded a $355,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that was recorded as income tax expense, of which $201,000 was recorded in the three-month period ended June 29, 2008. Estimated interest and penalties included in these amounts totaled $217,000 for the six-month period ended June 29, 2008, of which $113,000 was included in the three-month period ended June 29, 2008.
The Company’s reserve for income taxes, including gross interest and penalties, was $19,470,000 at June 29, 2008, of which $1,000,000 would reduce goodwill, and the remainder would reduce income tax expense, if the Company’s tax positions were sustained. During the three-month period ended June 29, 2008, the Company derecognized $307,000 of its FIN 48 liability, resulting in a corresponding increase to additional- paid-in-capital. This occurred as a result of new information available to the Company during the current quarter indicating that the liablility was no longer required. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at June 29, 2008.
The Company is currently under audit in two jurisdictions, the United States and Japan. The Internal Revenue Service is auditing tax years 2003 through 2006. The Company believes that this audit will conclude within the next twelve months and if the Company’s tax positions are sustained, this would result in a reduction in income tax expense. An estimate of the range of possible changes to existing reserves cannot be made at this time. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has formally requested Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $7,110,000 based upon the June 29, 2008 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.
NOTE 9: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. During the six-month period ended June 29, 2008, the Company granted stock options under the 1998 Stock Incentive Plan, which expired on February 27, 2008, and the 2007 Stock Option and Incentive Plan (the “2007 Plan”). At June 29, 2008, the Company had 9,017,200 shares available for grant: 7,110,000 shares under the 2001 General Stock Option Plan, and 1,907,200 under the 2007 Plan. Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense (continued)
The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2007	10,940	$25.50
Granted	2,321	20.12
Exercised	(774)	17.30
Forfeited or Expired	(268)	25.77

Outstanding at June 29, 2008	12,219	$24.99	6.5	$18,864

Exercisable at June 29, 2008	7,716	$26.53	5.0	$8,553

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
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Risk-free rate	3.8%	4.9%	3.9%	4.9%
Expected dividend yield	1.3%	1.5%	1.7%	1.5%
Expected volatility	42%	35%	42%	35%
Expected term (in years)	6.5	4.3	6.0	4.3
Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
The current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the grant date. Although dividends are declared at the discretion of the Company’s Board of Directors, the Company assumed it would continue to pay a quarterly dividend that approximates the current dividend yield for this purpose.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense (continued)
The weighted-average grant-date fair value of stock options granted during the three-month periods ended June 29, 2008 and July 1, 2007 was $10.67 and $8.21, respectively. The weighted-average grant-date fair value of stock options granted during the six-month periods ended June 29, 2008 and July 1, 2007 was $7.80 and $6.86, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that approximately 66% of its stock options will actually vest, and therefore, has applied a weighted-average annual forfeiture rate of 10% to all unvested options. This rate was revised during the first quarter of 2008, and will be revised, if necessary, in subsequent periods if actual forfeitures differ from this estimate. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended June 29, 2008 was $2,523,000 and $818,000, respectively, and for the three-month period ended July 1, 2007 was $2,529,000 and $828,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended June 29, 2008 was $4,396,000 and $1,414,000, respectively, and for the six-month period ended July 1, 2007 was $5,521,000 and $1,805,000, respectively. No compensation expense was capitalized at June 29, 2008 or December 31, 2007.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Product cost of revenue	$145	$149	$315	$312
Service cost of revenue	127	148	315	277
Research, development, and engineering	728	723	1,593	1,545
Selling, general, and administrative	1,523	1,509	2,173	3,387

	$2,523	$2,529	$4,396	$5,521

At June 29, 2008, total unrecognized compensation expense related to non-vested stock options was $17,797,000, which is expected to be recognized over a weighted-average period of 2.0 years.
Note 10: Stock Repurchase Program
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of June 29, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.
In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. As of June 29, 2008, the Company had repurchased 134,843 shares at a cost of $2,697,000 under this program. Repurchases under this new authorization are subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results. The Rule 10b5-1 Plan expires on February 17, 2009 or, if earlier, upon the repurchase of $30,000,000 of Cognex

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10: Stock Repurchase Program (continued)
common stock under the plan. The plan does not require Cognex to acquire any specific number of shares and it may be suspended or discontinued at any time.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of June 29, 2008, no shares had been repurchased under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
The Company repurchased a total of 2,166,099 shares at a cost of $45,620,000 during the six-month period ended June 29, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 program.
NOTE 11: Dividends
On April 17, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend was paid on June 13, 2008 to all shareholders of record at the close of business on May 30, 2008.
On July 25, 2008, the Company’s Board of Directors declared a cash dividend of $0.15 per share. The dividend is payable on September 12, 2008 to all shareholders of record at the close of business on August 29, 2008. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.
NOTE 12: Weighted-Average Shares
Weighted-average shares is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Basic weighted-average common shares outstanding	41,942	43,857	42,459	44,146
Effect of dilutive stock options	646	424	283	519

Diluted weighted-average common and common-equivalent shares outstanding	42,588	44,281	42,742	44.665

Stock options to purchase 5,922,656 and 9,990,697 shares of common stock were outstanding during the three-month and six-month periods ended June 29, 2008, respectively, and 8,842,770 and 8,632,663 for the same periods in 2007 but were not included in the calculation of dilutive stock options because they were anti-dilutive.
NOTE 13: Segment Information
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Segment Information (continued)
The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended June 29, 2008
Product revenue	$55,456	$7,000	$—	$62,456
Service revenue	2,222	2,411	—	4,633
Operating income	14,635	1,355	(5,264)	10,726

Six Months Ended June 29, 2008
Product revenue	$106,646	$10,753	$—	$117,399
Service revenue	5,276	4,927	—	10,203
Operating income	28,033	1,322	(10,626)	18,729

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended July 1, 2007
Product revenue	$44,577	$4,148	$—	$48,725
Service revenue	3,436	2,581	—	6,017
Operating income	9,110	(66)	(4,715)	4,329

Six Months Ended July 1, 2007
Product revenue	$86,508	$7,128	$—	$93,636
Service revenue	6,635	5,398	—	12,033
Operating income	20,127	(691)	(10,420)	9,016
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
Note 14: Sale of Lane Departure Warning Business
On July 1, 2008, the Company sold all of the assets of its lane departure warning business to Takata Holdings Inc. for $3,208,000 in cash. The Company entered the lane departure warning business in May 2006 with the acquisition of AssistWare Technology, Inc., a small company that had developed a vision system that could provide a warning to drivers when their vehicle was about to inadvertently cross a lane. Over the past two years, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was reported under the Company’s MVSD segment, but was never integrated with other Cognex businesses. During the second quarter of 2008, the Company determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers want to work exclusively with their existing Tier One suppliers and, although these suppliers have expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, the Company accepted an offer from one of these suppliers to acquire the lane departure warning business.
Management concluded that the assets of the lane departure warning business disposal group met all of the criteria to be classified as “held-for-sale” as of June 29, 2008. Accordingly, the Company recorded a $2,987,000 loss in the second quarter of 2008 to reduce the carrying amount of these assets down to their

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14: Sale of Lane Departure Warning Business (continued)
fair value less costs to sell. The carrying amounts of the major classes of assets included as part of the disposal group were as follows at June 29, 2008 (in thousands):

Inventories	$85
Prepaid expenses and other current assets	45
Property, plant, and equipment, net	49
Intangible assets	222
Goodwill	5,756
Valuation allowance	(2,987)

$3,170

Management also concluded that the disposal group met the criteria of a discontinued operation, and has presented the loss from operations of this discontinued business separate from continuing operations on the Consolidated Statements of Operations. Revenue reported in discontinued operations was not material in any of the periods presented.

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
•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of our products. Over the past several years, however, we have diversified our customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 19% of total revenue for the second quarter of 2008.

•	Discrete manufacturers in the automotive, consumer electronics, food, beverage, healthcare, pharmaceutical, aerospace, and other industries use machine vision for a wide variety of applications in factory automation. These manufacturers purchase Cognex vision products and install them on their production lines or automation cells. We believe that long-term, sustained revenue growth will come from a broad base of factory automation customers. Accordingly, we have invested in developing new products and functionality that make vision easier to use and in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. Sales to discrete factory automation customers represented approximately 67% of total revenue for the second quarter of 2008.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 14% of total revenue for the second quarter of 2008.
Revenue amounted to $67,089,000 for the second quarter of 2008, representing a 23% increase over the same period in 2007. This increase was due to higher sales to discrete factory automation and surface inspection customers. This higher revenue contributed to an increase in operating income to 16% of revenue in the second quarter of 2008 from 8% of revenue in the second quarter of 2007. Income per share from continuing operations also increased to $0.21 per diluted share in the second quarter of 2008 from $0.09 per diluted share in the same period in 2007.
On July 1, 2009, the Company sold all of the assets of its lane departure warning business for $3,208,000 in cash. Management classified the assets of this business as “held-for-sale” as of June 29, 2008 and recorded a $2,987,000 impairment loss in the second quarter of 2008 relating to the sale of this business. Loss from discontinued operations amounted to $0.08 per diluted share in the second quarter of 2008.
Results of Operations
Revenue
Revenue increased by $12,347,000, or 23%, from the three-month period in 2007 and increased by $21,933,000, or 21%, from the six-month period in 2007 due to higher sales to discrete factory automation and surface inspection customers.
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 19% and 21% of total revenue in the three-month and six-month periods in 2008, compared to 25% and 27% in the same periods in 2007. Sales to these customers decreased by $766,000, or 6%, from the three-month period in 2007 and decreased by $2,555,000, or 9%, from the six-month period in 2007 due to industry cyclicality. Revenue from this sector has been gradually declining since early 2006. We do not expect a significant change in this business in the remainder of 2008.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 67% of total revenue in both the three-month and six-month periods in 2008, compared to 63% and 61% in the same periods in 2007. Sales to these customers increased by $10,431,000, or 30%, from the three-month period in 2007 and increased by $21,333,000, or 33%, from the six-month period in 2007. Sales of the Company’s In-Sight, Dataman, and Checker vision products, which are sold to customers in a variety of industries around the world, all increased from the same period in the prior year. We are investing in new product offerings and have also increased sales personnel, particularly in Eastern Europe and China, for the factory automation market with the goal of growing this business.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 14% and 12% of total revenue in the three-month and six-month periods in 2008, compared to 12% in both periods in 2007. Revenue from these customers increased by $2,682,000, or 40%, from the three-month period in 2007 and increased by $3,155,000, or 25%, from the six-month period in 2007. Although some of this increase in revenue from the prior year is due to the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals, we have also gained market share, particularly in the metals industry.
Product revenue increased by $13,731,000, or 28%, from the three-month period in 2007 and increased by $23,763,000, or 25%, from the six-month period in 2007. This increase was due to a higher volume of vision systems sold to discrete factory automation and surface inspection customers. Within the discrete factory automation market, the majority of this higher volume came from easier-to-use and lower-priced vision products.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased by $1,384,000, or 23%, from the three-month period in 2007 and decreased by $1,830,000, or 15%, from the six-month period in 2007. This decrease was due to lower maintenance and support revenue, as well as lower consulting revenue. We expect the declining trend in maintenance and support revenue to continue in 2008 as we introduce new products and functionality that make vision easier to use and require less maintenance and support. Service revenue decreased as a percentage of total revenue to 7% and 8% in the three-month and six-month periods in 2008 from 11% in both periods in 2007.
Gross Margin
Gross margin as a percentage of revenue was 72% for both the three-month and six-month periods in 2008, compared to 67% and 69% for the same periods in 2007. This increase was due primarily to higher product revenue without a corresponding increase in costs, as well as lower provisions for excess and obsolete inventory.
MVSD gross margin as a percentage of revenue was 75% for both the three-month and six-month periods in 2008, compared to 71% and 73% for the same periods in 2007. This increase was due partially to lower provisions for excess and obsolete inventory. In the second quarter of 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $2,126,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers. Similar provisions were lower in 2008 due to improvements made to the Company’s product life cycle planning process. The remainder of the increase in MVSD margin was due to the impact of the increase in product revenue. Although higher new product introduction expenses were incurred to support the release of several new products early in 2008, the impact of the increase in product revenue more than offset these cost increases.
SISD gross margin as a percentage of revenue was 53% and 50% for the three-month and six-month periods in 2008, compared to 40% and 39% for the same periods in 2007. This increase was due to the impact of the higher product revenue on relatively flat manufacturing overhead costs, material cost improvements, and lower warranty provisions.
Product gross margin as a percentage of revenue was 74% for the three-month and six-month periods in 2008, compared to 71% and 74% for the same periods in 2007. The increase for the three-month period was due to the higher product revenue without a corresponding increase in costs, as well as lower provisions for excess and obsolete inventory. Product gross margin was flat for the six-month period despite the higher product revenue due to higher new product introduction costs.
Service gross margin as a percentage of revenue was 36% and 41% for the three-month and six-month periods in 2008, compared to 34% and 37% for the same periods in 2007. Although service revenue was lower than the prior year, costs declined at a greater rate due largely to lower reserves against MVSD service inventory, resulting in the improved service margin.
Operating Expenses
Research, development, and engineering (R,D&E) expenses increased by $1,420,000, or 18%, from the three-month period in 2007 and increased by $2,468,000, or 16%, from the six-month period in 2007. MVSD R,D&E expenses increased by $1,261,000, or 18%, for the three-month period and increased by $2,358,000, or 17%, for the six-month period, while SISD R,D&E expenses increased by $159,000, or 20%, for the three-month period and increased by $110,000, or 7%, for the six-month period.
The increase in MVSD R,D&E expenses was due primarily to higher personnel-related costs (such as salaries, fringe benefits, and travel) to support new product initiatives ($516,000 increase for the three-month period and $1,048,000 increase for the six-month period), as well as higher company bonus accruals due to a higher operating income margin on which the Company’s bonus plan is based ($619,000 increase for the three-month period and $762,000 increase for the six-month period).
The increase in SISD R,D&E expenses was principally due to higher outside service costs for engineering activities ($70,000 increase for the three-month period and $54,000 increase for the six-month period) and higher company bonus accruals ($47,000 increase for the three-month period and $58,000 increase for the six-month period).
R,D&E expenses as a percentage of revenue was 14% in both the three-month period and six-month period in 2008, compared to 14% and 15% in the same periods 2007. We believe that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, we have numerous research and development projects underway, and we believe that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses increased by $3,455,000, or 14%, from the three-month period in 2007 and increased by $6,010,000, or 12%, from the six-month period in 2007. MVSD S,G&A expenses increased by $2,112,000, or 11%, for the three-month period and increased by $4,375,000, or 11%, for the six-month period, while SISD S,G&A expenses increased by $607,000, or 27%, for the three-month period and increased by $680,000, or 15%, for the six-month period. Corporate expenses that are not allocated to either division increased by $736,000, or 29%, for the three-month period and increased by $955,000, or 16%, for the six-month period.
The increase in MVSD S,G&A expenses was due primarily to higher personnel-related costs (such as salaries, fringe benefits, commissions, and travel) resulting from the hiring of additional sales personnel intended to grow factory automation revenue ($1,666,000 increase for the three-month period and $3,259,000 increase for the six-month period). In addition, a weaker U.S. Dollar compared to the prior year resulted in higher S,G&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($978,000 increase for the three-month period and $1,596,000 for the six-month period). For the six-month period, these increases were partially offset by lower stock-based compensation expense ($809,000) due to a credit recorded in the first quarter of 2008 for forfeited stock options.
The increase in SISD S,G&A expenses was principally due to higher-personnel related costs (such as salaries, fringe benefits, commissions, and travel) resulting from additional sales personnel ($524,000 increase for the three-month period and $582,000 increase for the six-month period).
The increase in corporate expenses was due primarily to higher legal fees for patent-infringement actions initiated by the Company ($375,000 increase for the three-month period and $813,000 increase for the six-month period — refer to Note 6) and higher company bonus accruals ($294,000 increase for the three-month period and $418,000 increase for the six-month period). For the six-month period, these increases were partially offset by lower stock-based compensation expense ($377,000) due to a credit recorded in the first quarter of 2008 for forfeited stock options.
Nonoperating Income (Expense)
The Company recorded a foreign currency loss of $647,000 for the three-month period in 2008 and a foreign currency gain of $471,000 for the six-month period in 2008, compared to foreign currency losses of $323,000 and $441,000 for the same periods in 2007. These foreign currency gains and losses resulted primarily from the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another. The gain for the six-month period in 2008 was also due to foreign currency gains recorded during the first quarter of 2008 on the Company’s U.S. subsidiary’s books when foreign-denominated accounts receivable balances were revalued and converted into U.S. Dollars. The U.S. Dollar weakened considerably versus the other primary currencies in which the Company operates during the first quarter of 2008.
Investment income decreased by $283,000, or 14%, from the three-month period in 2007 and decreased by $271,000, or 7%, from the six-month period in 2007. This decrease was due to declining yields on the Company’s portfolio of debt securities.
The Company recorded other income of $29,000 and $384,000 for the three-month and six-month periods in 2008, compared to other expense of $102,000 and $289,000 for the same periods in 2007. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. Net rental income increased from the prior year due to the purchase of additional property during the second quarter of 2007 that is generating rental income for the Company. In addition, the Company recorded $425,000 of other income in the first quarter of 2008 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time, the Company collected value-added taxes from customers that were not required to be remitted to the government authority.

Income Tax Expense on Continuing Operations
The Company’s effective tax rate on continuing operations was 26% for both the three-month and six-month periods in 2008, compared to 34% and 30% for the same periods in 2007. The effective tax rate for the first quarter of 2008 included an increase in tax expense of $136,000 to increase a reserve against a capital loss carryforward deferred tax asset due to expire in 2007 and a decrease in tax expense of $48,000 to decrease a FIN 48 reserve for the true-up of a prior year estimate. These discrete tax events increased the effective tax rate for the six-month period in 2008 from 25% to 26%. The effective tax rate for the second quarter of 2007 included an increase in tax expense of $438,000 to finalize the competent authority settlement between the Company’s U.S. subsidiary and Japan taxing authorities. This discrete event increased the effective tax rate for the three-month period in 2007 from 26% to 34% and increased the effective tax rate for the six-month period in 2007 from 26% to 30%. The decrease in the effective tax rate for the six-month period from 26% to 25%, excluding discrete tax events, was primarily due to more of the Company’s profits being earned in lower tax jurisdictions.
Discontinued Operations
On July 1, 2008, the Company sold all of the assets of its lane departure warning business to Takata Holdings Inc. for $3,208,000 in cash. The Company entered the lane departure warning business in May 2006 with the acquisition of AssistWare Technology, Inc., a small company that had developed a vision system that could provide a warning to drivers when their vehicle was about to inadvertently cross a lane. Over the past two years, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was reported under the Company’s MVSD segment, but was never integrated with other Cognex businesses. During the second quarter of 2008, the Company determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers want to work exclusively with their existing Tier One suppliers and, although these suppliers have expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, the Company accepted an offer from one of these suppliers to acquire the lane departure warning business.
Management concluded that the assets of the lane departure warning business disposal group met all of the criteria to be classified as “held-for-sale” as of June 29, 2008. Accordingly, the Company recorded a $2,987,000 loss in the second quarter of 2008 to reduce the carrying amount of these assets down to their fair value less costs to sell. Management also concluded that the disposal group met the criteria of a discontinued operation, and has presented the loss from operations of this discontinued business separate from continuing operations on the Consolidated Statements of Operations.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $262,453,000 at June 29, 2008, representing 56% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six-month period ended June 29, 2008 were met with its existing cash and investments balances, as well as positive cash flow from operations. Cash requirements primarily consisted of operating activities, capital expenditures, the repurchase of common stock, and the payment of dividends. Capital expenditures for the six-month period ended June 29, 2008 totaled $3,507,000 and consisted primarily of expenditures for computer hardware and software, manufacturing test equipment for new product introductions, and costs to fit up a new manufacturing and distribution center in Ireland.
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of June 29, 2008, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during the six-month period ended June 29, 2008. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of June 29, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.
In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. As of June 29, 2008, the Company had repurchased 134,843 shares at a cost of $2,697,000 under this program. Repurchases under this new authorization are subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results. The Rule 10b5-1 Plan expires on February 17, 2009 or, if earlier, upon the repurchase of $30,000,000 of Cognex common stock under the plan. The plan does not require Cognex to acquire any specific number of shares and it may be suspended or discontinued at any time.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of June 29, 2008, no shares had been repurchased under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
The Company repurchased a total of 2,166,099 shares at a cost of $45,620,000 during the six-month period ended June 29, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 program.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share in the first and second quarters of 2008 that amounted to $7,213,000 for the six-month period ended June 29, 2008. On July 25, 2008, the Company’s Board of Directors voted to increase the dividend to $0.15 per share for the third quarter of 2008. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant.
On July 1, 2008, the Company sold all of the assets of its lane departure warning business to Takata Holdings Inc. for $3,208,000 in cash, of which $250,000 was received during the second quarter of 2008 as a deposit, $2,585,000 was received in July 2008, $58,000 (representing a closing working capital adjustment) is expected to be received before the end of the third quarter of 2008, and the remaining $315,000 (representing an amount held in escrow) is expected to be received before the end of 2009. The Company entered the lane departure warning business in May 2006 with the acquisition of AssistWare Technology, Inc. During the second quarter of 2008, the Company made the final contingent payment related to this acquisition in the amount of $1,000,000.
The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in the remainder of 2008 and the foreseeable future.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2007.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2006, the Company filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by the Company. The Company amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action asserted a counterclaim against the Company alleging infringement of the patent-in-suit, seeking unspecified damages. In May 2008, the United States District Court for Minnesota ruled in favor of the Company, granting the Company’s motions for summary judgment by finding that the patent-at-issue was both invalid and unenforceable. The defendant’s counterclaim of infringement was ruled moot by the finding of invalidity. The court denied Defendant Acacia’s motion for summary judgment with respect to the Company’s defamation claim, and the Company is proceeding with that claim against Defendant Acacia. The Company is also seeking recovery of its attorneys’ fees and costs. Unless the defendants appeal and obtain on appeal a reversal of the court’s rulings, there will be no damage award against the Company. The Company believes the likelihood is remote that any such appeal would be successful and that any resulting loss to the Company on the counterclaim would be material.
In April 2007, certain of the defendants in the matter referenced above filed an action against the Company in the United States District Court for the Eastern District of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. Pursuant to a joint stipulation filed with the court in May 2008, the parties agreed to voluntarily jointly dismiss this matter without prejudice. The agreement of dismissal places restrictions on when, where, and under what circumstances the claim could be refiled. The Company believes the likelihood is remote that the plaintiff’s would refile the claim and that, if refiled, the patent in question would be found to be valid and infringed.
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. This matter is in its early stages. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit may have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.

ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs (1)	Plans or Programs
March 31 — April 30, 2008	—	—	—	$90,236,000
May 1 — May 31, 2008	499,199	$25.91	499,199	$77,303,000
June 1 — June 29, 2008	—	—	—	$77,303,000
Total	499,199	$25.91	499,199	$77,303,000

(1)	In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. This repurchase program was completed during the second quarter of 2008. In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additonal $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 17, 2008, at a Special Meeting of the Shareholders of the Company held in lieu of the 2008 Annual Meeting, the shareholders elected Patrick A. Alias, Jerald G. Fishman, and Theodor Krantz to serve as Directors for a term of three years. The 43,234,625 shares represented at the meeting were voted as follows:
For the election of Patrick A. Alias as a Director: 39,093,248 votes For and 1,114,069 votes Withheld.
For the election of Jerald G. Fishman as a Director: 39,643,027 votes For and 564,290 votes Withheld.
For the election of Theodor Krantz as a Director: 38,568,365 votes For and 1,638,952 votes Withheld.
Robert J. Shillman, Edward J. Smith, Anthony Sun, and Reuben Wasserman also continued as Directors following the meeting.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
10.1 — Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2008, File No. 0-17869)
10.2 — Form of Stock Option Agreement under 2007 Stock Option and Incentive Plan*
10.3 — Letter from the Company to Richard A. Morin regarding Stock Option Agreements*
31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
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

DATE: July 28, 2008	COGNEX CORPORATION
/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)