Form 10-Q
period 2008-09-28
COGNEX CORP
filed 2008-10-30
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2008 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-17869
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     As of October 26, 2008, there were 39,552,412 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue
Product	$58,300	$49,194	$175,699	$142,830
Service	4,956	5,549	15,159	17,582

	63,256	54,743	190,858	160,412
Cost of revenue
Product	14,327	11,245	44,401	35,990
Service	3,081	3,340	9,087	10,933

	17,408	14,585	53,488	46,923
Gross margin
Product	43,973	37,949	131,298	106,840
Service	1,875	2,209	6,072	6,649

	45,848	40,158	137,370	113,489

Research, development, and engineering expenses	9,073	8,371	27,292	24,122
Selling, general, and administrative expenses	28,788	24,302	83,362	72,865

Operating income	7,987	7,485	26,716	16,502

Foreign currency gain (loss)	327	353	798	(88)
Investment income	1,875	1,863	5,609	5,868
Other income (expense)	(45)	18	339	(271)

Income from continuing operations before income tax expense	10,144	9,719	33,462	22,011
Income tax expense (benefit) on continuing operations	(1,189)	2,148	4,777	5,812

Income from continuing operations	11,333	7,571	28,685	16,199
Loss from operations of discontinued business, net of tax (Note 14)	—	(228)	(3,224)	(394)

Net income	$11,333	$7,343	$25,461	$15,805

Basic earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.27	$0.17	$0.68	$0.37
Loss from discontinued operations	$—	$—	$(0.07)	$(0.01)

Net income	$0.27	$0.17	$0.61	$0.36

Diluted earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.27	$0.17	$0.68	$0.37
Loss from discontinued operations	$—	$—	$(0.08)	$(0.01)

Net income	$0.27	$0.17	$0.60	$0.36

Weighted-average common and common-equivalent shares outstanding:
Basic	41,347	43,286	42,054	43,859

Diluted	41,462	43,506	42,298	44,257

Cash dividends per common share	$0.150	$0.085	$0.320	$0.255

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$125,094	$104,144
Short-term investments	64,091	113,179
Accounts receivable, less reserves of $1,387 and $1,317 in 2008 and 2007, respectively	44,201	38,900
Inventories, net	26,563	27,394
Deferred income taxes	7,424	7,504
Prepaid expenses and other current assets	17,293	16,361
Held-for-sale assets (Note 14)	—	5,919

Total current assets	284,666	313,401

Long-term investments	47,080	50,565
Property, plant, and equipment, net	27,334	26,636
Deferred income taxes	18,123	19,750
Intangible assets, net	33,752	39,475
Goodwill	81,041	81,032
Other assets	9,533	8,687

	$501,529	$539,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,348	$7,245
Accrued expenses	22,979	20,098
Accrued income taxes	5,188	3,242
Deferred revenue and customer deposits	17,931	13,288

Total current liabilities	51,446	43,873

Reserve for income taxes	9,656	19,308

Commitments and contingencies (Notes 5, 6, 7, and 8)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 40,819 and 43,347 shares in 2008 and 2007, respectively	82	87
Additional paid-in capital	93,905	140,943
Retained earnings	349,350	337,231
Accumulated other comprehensive loss	(2,910)	(1,896)

Total shareholders’ equity	440,427	476,365

	$501,529	$539,546

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Gain (Loss)	Income	Equity

Balance at December 31, 2007	43,347	$87	$140,943	$337,231	$(1,896)		$476,365

Issuance of common stock under stock option and stock purchase plans	824	2	14,242				14,244
Stock-based compensation expense			7,312				7,312

Excess tax benefit from stock option exercises			1,681				1,681

Recognized tax benefit from stock option exercises from previous year			307				307
Reduction of tax benefit for research and development credits as a result of stock option accounting			(2,169)				(2,169)

Repurchase of common stock	(3,352)	(7)	(68,411)				(68,418)

Payment of dividends				(13,342)			(13,342)

Comprehensive income:
Net income				25,461		$25,461	25,461
Net unrealized loss on available-for-sale investments, net of tax of $63					(107)	(107)	(107)
Foreign currency translation adjustment, net of tax expense of $998					(907)	(907)	(907)

Comprehensive income						$24,447

Balance at September 28, 2008 (unaudited)	40,819	$82	$93,905	$349,350	$(2,910)		$440,427

The accompanying notes are an integral part of these consolidated condensed financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$25,461	$15,805
Adjustments to reconcile net income to net cash provided by operations:
Impairment loss related to discontinued business (Note 14)	2,987	—
Intangible asset impairment charge (Note 15)	1,500	—
Stock-based compensation expense	7,312	8,245
Depreciation and amortization	8,784	8,494
Provisions for excess and obsolete inventory	1,772	2,627
Excess tax benefit from stock option exercises	(1,681)	(203)
Deferred income tax expense (benefit)	844	(5,566)
Deposit related to Japan tax audit (Note 8)	—	(6,336)
Change in operating assets and liabilities	(8,236)	12,931

Net cash provided by operating activities	38,743	35,997

Cash flows from investing activities:
Purchase of investments	(88,141)	(220,467)
Maturity and sale of investments	139,535	240,571
Purchase of property, plant, and equipment	(4,244)	(3,307)
Cash paid for business acquisition	(1,000)	(502)
Cash received related to discontinued business (Note 14)	2,797	—

Net cash provided by investing activities	48,947	16,295

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	14,244	6,454
Repurchase of common stock	(68,418)	(32,663)
Payment of dividends	(13,342)	(11,215)
Excess tax benefit from stock option exercises	1,681	203

Net cash used in financing activities	(65,835)	(37,221)

Effect of foreign exchange rate changes on cash	(905)	4,911

Net increase in cash and cash equivalents	20,950	19,982
Cash and cash equivalents at beginning of period	104,144	87,361

Cash and cash equivalents at end of period	$125,094	$107,343

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position at September 28, 2008, and the results of its operations for the three-month and nine-month periods ended September 28, 2008 and September 30, 2007, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 28, 2008 are not necessarily indicative of the results to be expected for the full year. Certain amounts presented in the prior periods have been adjusted to reflect discontinued operations to be consistent with the current period presentation.
NOTE 2: New Pronouncements
FASB Statement No. 141R, “Business Combinations”
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
FASB Statement No. 157, “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities that are remeasured and reported at fair value each reporting period. In accordance with the provisions of FSP No. 157-2, the Company will adopt SFAS No. 157 for its non-financial assets and liabilities on January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about the objectives of derivative instruments, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments. The provisions of SFAS No. 161 are effective for the Company’s fiscal year and interim periods beginning January 1, 2009, although earlier adoption is permitted. Management is currently evaluating the impact of the disclosure requirements of SFAS No. 161.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Cash, Cash Equivalents, and Investments and Fair Value
Cash, cash equivalents, and investments consist of the following (in thousands):

	September 28,	December 31,
	2008	2007

Cash	$122,498	$104,144
Cash equivalents	2,596	—

Cash and cash equivalents	$125,094	$104,144

Municipal bonds	64,091	113,179

Short-term investments	$64,091	$113,179

Municipal bonds	39,612	43,097
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	$47,080	$50,565

	$236,265	$267,888

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities that are remeasured and reported at fair value each reporting period, including the Company’s municipal bond investments.
SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation methodology utilize unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.
The following table presents the Company’s fair value hierarchy for its municipal bond investments as of September 28, 2008 (in thousands):

Significant
	Other	Significant
	Observable	Unobservable
	Inputs (Level 2)	Inputs (Level 3)	Total
Municipal bond investments	$101,703	$2,000	$103,703

With the exception of auction rate securities, the Company’s municipal bond investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. The Level 3 investments are student loan auction rate securities that had a failed auction on May 20, 2008 for which the Company was unable to corroborate the fair value with observable market data. The Company has recorded these investments at their principal value as this is management’s best estimate of fair value. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. It is important to note that an auction failure does not denote a default in the security, but is merely indicative of a liquidity issue. Because of this development, the Company classified these securities as long-term investments on the Consolidated Balance Sheet at September 28, 2008. Ultimately, the Company believes that the full principal value of these securities will be recovered. To date, the Company has collected all interest payable on these securities when due, and expects to continue to do so in the future until a successful auction takes place, the issuer calls or restructures the securities, a buyer outside the auction process emerges, or the securities mature.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: Cash, Cash Equivalents, and Investments and Fair Value (continued)
There has not been a change to the carrying amount of these auction rate securities in the three-month or nine-month period ended September 28, 2008.
The Company’s limited partnership interest is accounted for using the cost method. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has incurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value, and therefore, these assets are measured at fair value on a nonrecurring basis. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the portfolio consists of securities of public and private companies, and therefore, inputs used in the fair value calculation are classified as Level 3. There has not been a change to the carrying amount of this asset in the three-month or nine-month period ended September 28, 2008.
NOTE 4: Inventories
Inventories, net of reserves, consist of the following (in thousands):

	September 28,	December 31,
	2008	2007

Raw materials	$14,731	$13,005
Work-in-process	1,584	1,336
Finished goods	10,248	13,053

	$26,563	$27,394

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
The changes in the warranty obligation are as follows (in thousands):

Balance at December 31, 2007	$1,462
Provisions for warranties issued during the period	1,266
Fulfillment of warranty obligations	(1,109)
Foreign exchange rate changes	—

Balance at September 28, 2008	$1,619

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Contingencies
In March 2006, the Company filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by the Company. The Company amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action asserted a counterclaim against the Company alleging infringement of the patent-in-suit, seeking unspecified damages. In May 2008, the United States District Court for Minnesota ruled in favor of the Company, granting the Company’s motions for summary judgment by finding that the patent-at-issue was both invalid and unenforceable. The defendant’s counterclaim of infringement was ruled moot by the finding of invalidity. Unless the defendants appeal and obtain a reversal of the court’s rulings on appeal, there will be no damage award against the Company. The Company believes the likelihood is remote that any such appeal would be successful and that any resulting loss to the Company on the counterclaim would be material. The court denied Defendant Acacia’s motion for summary judgment with respect to the Company’s defamation claim, and the Company is proceeding with that claim against Defendant Acacia. A trial date of December 8, 2008 has been set with respect to this surviving claim against Defendant Acacia.
In April 2007, certain of the defendants in the matter referenced above filed an action against the Company in the United States District Court for the Eastern District of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. Pursuant to a joint stipulation filed with the court in May 2008, the parties agreed to voluntarily jointly dismiss this matter without prejudice. The agreement of dismissal places restrictions on when, where, and under what circumstances the claim could be refiled. The Company believes the likelihood is remote that the plaintiffs would refile the claim and that, if refiled, the patent in question would be found to be valid and infringed.
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
In September 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe upon the patent in question. This matter is in its early stages. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
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
The Company accepts standard limited indemnification provisions in the ordinary course of business, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: Indemnification Provisions (continued)
these provisions is generally subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.
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
During the nine-month period ended September 28, 2008, the Company recorded a $3,991,000 decrease in liabilities, net of deferred tax benefit, for uncertain tax positions that was recorded as a reduction of income tax expense, of which a decrease of $4,346,000 was recorded in the three-month period ended September 28, 2008. The reduction in uncertain tax positions in the quarter resulted principally from the expiration of statute of limitations and reversals of uncertain tax positions that settled. Estimated interest and penalties included in these amounts totaled $787,000 for the nine-month period ended September 28, 2008, of which $1,003,000 was included in the three-month period ended September 28, 2008.
The Company’s reserve for uncertain tax positions, including gross interest and penalties, was $9,656,000 at September 28, 2008, of which $1,000,000 would reduce goodwill, and the remainder would reduce income tax expense, net of any deferred tax benefit, if the Company’s tax positions were sustained. During the three-month and nine-month period ended September 28, 2008, the Company reduced its reserve for uncertain tax positions by $10,080,000 and $10,449,000, respectively. The Company reduced its reserves for uncertain tax positions from a prior fiscal year by $1,510,000 and $1,879,000 in the three-month and nine-month periods ended September 28, 2008. The Company reduced its reserves for uncertain tax positions due to the statute of limitations expiring by $3,589,000 in both the three-month and nine-month periods ended September 28, 2008, respectively. The Company further reduced its reserves for uncertain tax positions from a settlement with tax authorities by $4,981,000 in both the three-month and nine-months period ended September 28, 2008. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities at September 28, 2008. The Company continues to maintain its accounting policy of recording all interest, net of Federal benefit, and penalties as tax expense.
The Internal Revenue Service has concluded its audit of tax years 2003 through 2006. The final settlement with the Internal Revenue Service was concluded in the three-month period ended September 28, 2008 and required a tax payment, including interest, of $3,447,000. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has formally requested Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $7,222,000 based upon the September 28, 2008 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. During the nine-month period ended September 28, 2008, the Company granted stock options under the 1998 Stock Incentive Plan, which expired on February 27, 2008, and the 2007 Stock Option and Incentive Plan (the “2007 Plan”). At September 28, 2008, the Company had 8,923,960 shares available for grant: 7,110,000 shares under the 2001 General Stock Option Plan and 1,813,960 under the 2007 Plan. Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock.
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
The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2007	10,940	$25.50
Granted	2,414	20.11
Exercised	(820)	17.26
Forfeited or Expired	(373)	26.38

Outstanding at September 28, 2008	12,161	$24.96	6.3	$9,112

Exercisable at September 28, 2008	7,678	$26.53	4.8	$4,000

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
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Risk-free rate	3.8%	4.6%	3.9%	4.9%
Expected dividend yield	1.3%	1.8%	1.7%	1.5%
Expected volatility	42%	35%	42%	35%
Expected term (in years)	6.4	4.3	6.0	4.3

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
The weighted-average grant-date fair value of stock options granted during the three-month periods ended September 28, 2008 and September 30, 2007 was $7.07 and $7.03, respectively. The weighted-average grant-date fair value of stock options granted during the nine-month periods ended September 28, 2008 and September 30, 2007 was $7.77 and $6.83, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 28, 2008 was $2,916,000 and $965,000, respectively, and for the three-month period ended September 30, 2007 was $2,724,000 and $896,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 28, 2008 was $7,312,000 and $2,379,000, respectively, and for the nine-month period ended September 30, 2007 was $8,245,000 and $2,702,000, respectively. No compensation expense was capitalized at September 28, 2008 or December 31, 2007.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: Stock-Based Compensation Expense (continued)
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Product cost of revenue	$133	$138	$448	$450
Service cost of revenue	120	140	435	417
Research, development, and engineering	732	723	2,325	2,268
Selling, general, and administrative	1,931	1,723	4,104	5,110

	$2,916	$2,724	$7,312	$8,245

At September 28, 2008, total unrecognized compensation expense related to non-vested stock options was $15,429,000, which is expected to be recognized over a weighted-average period of 1.8 years.
Note 10: Stock Repurchase Program
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of September 28, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.
In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 (plus transaction costs) of the Company’s common stock under a Rule 10b5-1 Plan. As of September 28, 2008, the Company had repurchased 282,242 shares at a cost of $5,495,000 under this program. Repurchases under this new authorization are subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results. The Rule 10b5-1 Plan expires on February 17, 2009 or, if earlier, upon the repurchase of $30,000,000 of Cognex common stock under the plan. The plan does not require Cognex to acquire any specific number of shares and it may be suspended or discontinued at any time.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of September 28, 2008, 1,038,797 shares at a cost of $20,000,000 have been repurchased under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
The Company repurchased a total of 3,352,295 shares at a cost of $68,418,000 during the nine-month period ended September 28, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 and April 2008 programs. As of the date of this filing, the Company repurchased an additional 1,266,298 shares for $24,551,000 in the fourth quarter of 2008 under the March 2008 Rule 10b5-1 Plan. No further purchases may be made pursuant to the March 2008 Rule 10b5-1 Plan.
NOTE 11: Dividends
On July 25, 2008, the Company’s Board of Directors declared a cash dividend of $0.15 per share. The dividend was paid on September 12, 2008 to all shareholders of record at the close of business on August 29, 2008.
On October 15, 2008, the Company’s Board of Directors declared a cash dividend of $0.15 per share. The dividend is payable on December 12, 2008 to all shareholders of record at the close of business on November 28, 2008. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: Weighted-Average Shares
Weighted-average shares is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Basic weighted-average common shares outstanding	41,347	43,286	42,054	43,859
Effect of dilutive stock options	115	220	244	398

Diluted weighted-average common and common-equivalent shares outstanding	41,462	43,506	42,298	44,257

Stock options to purchase 11,552,921 and 10,243,403 shares of common stock were outstanding during the three-month and nine-month periods ended September 28, 2008, respectively, and 10,149,292 and 8,729,239 for the same periods in 2007 but were not included in the calculation of dilutive stock options because they were anti-dilutive.
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
The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended September 28, 2008
Product revenue	$50,143	$8,157	$—	$58,300
Service revenue	2,167	2,789	—	4,956
Operating income	12,519	1,883	(6,415)	7,987

Nine Months Ended September 28, 2008
Product revenue	$156,789	$18,910	$—	$175,699
Service revenue	7,443	7,716	—	15,159
Operating income	40,552	3,205	(17,041)	26,716

			Reconciling
	MVSD	SISD	Items	Consolidated

Three Months Ended September 30, 2007
Product revenue	$46,461	$2,733	$—	$49,194
Service revenue	3,206	2,343	—	5,549
Operating income	13,133	(559)	(5,089)	7,485

Nine Months Ended September 30, 2007
Product revenue	$132,969	$9,861	$—	$142,830
Service revenue	9,841	7,741	—	17,582
Operating income	33,261	(1,250)	(15,509)	16,502

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Segment Information (continued)
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs, professional fees, and patent infringement litigation. For the three-month period ended September 28, 2008, reconciling items also included an intangible asset impairment charge. Additional asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Additional asset information is not provided because cash and investments are commingled and the Divisions share assets and resources in a number of locations around the world.
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
Management concluded that the assets of the lane departure warning business met all of the criteria to be classified as “held-for-sale” as of June 29, 2008. Accordingly, the Company recorded a $2,987,000 loss in the second quarter of 2008 to reduce the carrying amount of these assets down to their fair value less costs to sell. The carrying amounts of the major classes of assets included as part of the disposal group were as follows at June 29, 2008 (in thousands):

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15: Intangible Asset Impairment Charge
In May 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors. The acquisition was accounted for under the purchase method of accounting and a portion of the purchase price was allocated to an intangible asset for relationships with a group of original equipment manufacturers (OEM Customer Relationships) reported under the MVSD segment. In the third quarter of 2008, the Company was notified by a significant OEM customer of its plans to discontinue its relationship with the Company. In accordance with Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined the loss of this customer was a “triggering event” that required the Company to perform an impairment test of the OEM Customer Relationships.
The Company estimated the fair value of the OEM Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the OEM Customer Relationships had a fair value of $1,900,000 as of September 28, 2008 compared to a carrying value of $3,400,000 resulting in an impairment charge of $1,500,000, which is included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. The Company plans to amortize the remaining $1,900,000 asset over its estimated remaining life of 5 years in relation to the relative cash flows anticipated from the OEM Customer Relationships. Due to a contract termination payment anticipated from an OEM customer included in the discounted cash flow analysis used to estimate the fair value of the OEM Customer Relationships, the Company anticipates approximately half the amortization will be recorded in the fourth quarter of 2008.

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
•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Although the Company sells to original equipment manufacturers (OEMs) in a number of industries, these semiconductor and electronics OEMs have historically been large consumers of our products. Over the past several years, however, we have diversified our customer base beyond the semiconductor and electronics capital equipment sector. Demand from these capital equipment manufacturers is highly cyclical, with periods of investment followed by temporary downturns. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 18% of total revenue for the nine-month period in 2008.

•	Discrete manufacturers in the automotive, consumer electronics, food, beverage, healthcare, pharmaceutical, aerospace, and other industries use machine vision for a wide variety of applications in factory automation. These manufacturers purchase Cognex vision products and install them on their production lines or automation cells. We believe that long-term, sustained revenue growth will come from a broad base of factory automation customers. Accordingly, we have invested in developing new products and functionality that make vision easier to use and in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. Sales to discrete factory automation customers represented approximately 68% of total revenue for the nine-month period in 2008.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 14% of total revenue for the nine-month period in 2008.
Revenue amounted to $63,256,000 for the third quarter of 2008, representing a 16% increase over the same period in 2007. This increase was due to higher sales to discrete factory automation and surface inspection customers. Despite the higher revenue, operating income decreased to 13% of revenue in the third quarter of 2008 from 14% of revenue in the third quarter of 2007, principally due to a $1,500,000 intangible asset impairment charge recorded in the third quarter of 2008. Income per share from continuing operations increased to $0.27 per diluted share in the third quarter of 2008 from $0.17 per diluted share in the same period in 2007 as a result of the higher revenue and the impact of favorable discrete tax events recorded in the current quarter.
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
While the Company cannot predict the impact that current worldwide economic conditions will have on its results of operations, it is possible that certain of the Company’s customers will delay or cancel capital equipment spending and this could have a material adverse impact on the Company’s future revenues and profitability.
Results of Operations
Revenue
Revenue increased by $8,513,000, or 16%, from the three-month period in 2007 and increased by $30,446,000, or 19%, from the nine-month period in 2007 due to higher sales to discrete factory automation and surface inspection customers.
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 16% and 18% of total revenue in the three-month and nine-month periods in 2008, compared to 26% in both periods in 2007. Sales to these customers decreased by $4,214,000, or 30%, from the three-month period in 2007 and decreased by $7,413,000, or

18%, from the nine-month period in 2007 due to industry cyclicality. Revenue from this sector has been gradually declining since early 2006. We do not expect a significant change in this business in the near term.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 67% and 68% of total revenue in the three-month and nine-month periods in 2008, compared to 65% and 63% in the same periods in 2007. Sales to these customers increased by $6,857,000, or 19%, from the three-month period in 2007 and increased by $28,835,000, or 29%, from the nine-month period in 2007. A weaker U.S. Dollar compared to the prior year contributed to the higher revenue, as sales denominated in foreign currencies were translated to U.S. Dollars. Excluding the impact of foreign exchange rate changes on revenue, sales to factory automation customers increased by $4,525,000, or 13%, for the three-month period and increased by $20,735,000, or 21%, for the nine-month period. Sales of the Company’s In-Sight, Dataman, and Checker vision products, which are sold to customers in a variety of industries around the world, all increased from the same period in the prior year. We are investing in new product offerings and have also increased sales personnel, particularly in Eastern Europe and China, for the factory automation market with the goal of growing this business.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 17% and 14% of total revenue in the three-month and nine-month periods in 2008, compared to 9% and 11% in the same periods in 2007. Revenue from these customers increased by $5,870,000, or 116%, from the three-month period in 2007 and increased by $9,024,000, or 51%, from the nine-month period in 2007. Although some of this increase in revenue from the prior year is due to the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals, we have also gained market share within the past six to twelve months, particularly in the metals industry. In addition, the Company has seen growth in revenues from emerging markets such as China, Eastern Europe, and Latin America.
Product revenue increased by $9,106,000, or 19%, from the three-month period in 2007 and increased by $32,869,000, or 23%, from the nine-month period in 2007. This increase was due to a higher volume of vision systems sold to discrete factory automation and surface inspection customers. Within the discrete factory automation market, the majority of this higher volume came from easier-to-use and lower-priced vision products.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased by $593,000, or 11%, from the three-month period in 2007 and decreased by $2,423,000, or 14%, from the nine-month period in 2007. This decrease was due to lower maintenance and support revenue, as well as lower consulting revenue. We expect the declining trend in maintenance and support revenue to continue in the near term as we introduce new products and functionality that make vision easier to use and require less maintenance and support. Service revenue decreased as a percentage of total revenue to 8% in both the three-month and nine-month periods in 2008 from 10% and 11% in the same periods in 2007.
Gross Margin
Gross margin as a percentage of revenue was 72% for both the three-month and nine-month periods in 2008, compared to 73% and 71% for the same periods in 2007. Although both MVSD and SISD gross margins as a percentage of revenue were either flat with or higher than the prior year, a greater percentage of total revenue came from surface inspection sales that have lower margins than the sale of modular vision systems.
MVSD gross margin as a percentage of revenue was 77% and 76% for the three-month and nine-month periods in 2008, compared to 77% and 75% for the same periods in 2007. The increase in the nine-month period was due to the impact of higher product revenue and lower provisions for excess and obsolete inventory. Although new product introduction expenses were incurred to support the release of several new products in 2008, the impact of the increase in product revenue more than offset these cost increases. In the second quarter of 2007, the Company recorded provisions for excess and obsolete MVSD inventory totaling $2,126,000 resulting from lower actual demand than was previously estimated as part of the Company’s material requirements forecasts, together with lower estimates of future demand from both semiconductor and electronics capital equipment and discrete factory automation customers. Similar provisions were lower in 2008 due to improvements made to the Company’s product life cycle planning process.

SISD gross margin as a percentage of revenue was 50% for both the three-month and nine-month periods in 2008, compared to 42% and 40% for the same periods in 2007. This increase was due to the impact of significantly higher product revenue on relatively flat manufacturing overhead costs.
Product gross margin as a percentage of revenue was 75% for both the three-month and nine-month periods in 2008, compared to 77% and 75% for the same periods in 2007. Although MVSD and SISD product margins as a percentage of revenue were either flat with or higher than the prior year, a greater percentage of product revenue came from the sale of lower-margin surface inspection systems.
Service gross margin as a percentage of revenue was 38% and 40% for the three-month and nine-month periods in 2008, compared to 40% and 38% for the same periods in 2007. Although service revenue was lower than the prior year, support costs also declined due to improvements in product ease of use. In addition, reserves against MVSD service inventory were lower in the nine-month period.
Operating Expenses
Research, development, and engineering (R,D&E) expenses increased by $702,000, or 8%, from the three-month period in 2007 and increased by $3,170,000, or 13%, from the nine-month period in 2007. MVSD R,D&E expenses increased by $613,000, or 8%, for the three-month period and increased by $2,971,000, or 14%, for the nine-month period, while SISD R,D&E expenses increased by $89,000, or 12%, for the three-month period and increased by $199,000, or 8%, for the nine-month period.
The increase in MVSD R,D&E expenses was due primarily to higher personnel-related costs (such as salaries, fringe benefits, and travel) to support new product initiatives ($715,000 increase for the three-month period and $1,675,000 increase for the nine-month period). Higher company bonus accruals, due to a higher operating income margin on which the Company’s bonus plan is based, also contributed to the increase for the nine-month period ($775,000).
The increase in SISD R,D&E expenses was principally due to higher personnel-related costs ($61,000 increase for the three-month period and $49,000 increase for the nine-month period). Higher company bonus accruals also contributed to the increase for the nine-month period ($87,000).
R,D&E expenses as a percentage of revenue was 14% in both the three-month period and nine-month periods in 2008, compared to 15% in both periods in 2007. We believe that a continued commitment to R,D&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R,D&E investments in the future. In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our R,D&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue cyclicality. At any point in time, we have numerous research and development projects underway, and we believe that none of these projects is material on an individual basis.
Selling, general, and administrative (S,G&A) expenses increased by $4,486,000, or 18%, from the three-month period in 2007 and increased by $10,497,000, or 14%, from the nine-month period in 2007. MVSD S,G&A expenses increased by $3,770,000, or 20%, for the three-month period and increased by $8,146,000, or 14%, for the nine-month period, while SISD S,G&A expenses increased by $755,000, or 34%, for the three-month period and increased by $1,435,000, or 21%, for the nine-month period. Corporate expenses that are not allocated to either division were consistent with the three-month period and increased by $916,000, or 10%, for the nine-month period.
The increase in MVSD S,G&A expenses was due primarily to an intangible asset impairment charge incurred in the third quarter of 2008 ($1,500,000 — refer to Note 15), as well as higher personnel-related costs (such as salaries, fringe benefits, commissions, and travel) resulting from the hiring of additional sales personnel intended to grow factory automation revenue ($1,583,000 increase for the three-month period and $3,945,000 increase for the nine-month period). In addition, a weaker U.S. Dollar compared to the prior year resulted in higher S,G&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($1,183,000 increase for the three-month period and $4,029,000 for the nine-month period). For the nine-month period, these increases were partially offset by lower stock-based compensation expense ($950,000) due to a credit recorded in the first quarter of 2008 for forfeited stock options.

The increase in SISD S,G&A expenses was principally due to higher-personnel related costs (such as salaries, fringe benefits, commissions, and travel) resulting from additional sales personnel ($646,000 increase for the three-month period and $1,054,000 increase for the nine-month period).
The increase in corporate expenses for the nine-month period was due primarily to higher legal fees for patent-infringement actions initiated by the Company ($384,000 — refer to Note 6), higher tax service fees related to a Japanese tax audit ($338,000 — refer to Note 8), and higher company bonus accruals ($398,000).
Nonoperating Income (Expense)
The Company recorded foreign currency gains of $327,000 for the three-month period in 2008 and $798,000 for the nine-month period in 2008, compared to a foreign currency gain of $353,000 for the three-month period in 2007 and a foreign currency loss of $88,000 for the nine-month period in 2007. The foreign currency gains in each period resulted primarily from the revaluation and settlement of accounts receivable balances that are reported in one currency and collected in another. The gain for the nine-month period in 2007 was offset by losses from the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another.
Investment income was consistent with the three-month period in 2007 and decreased by $259,000, or 4%, from the nine-month period in 2007. This decrease was due to declining yields on the Company’s portfolio of debt securities, partially offset by more of the Company’s excess cash invested in interest-bearing accounts.
The Company recorded other expense of $45,000 for the three-month period in 2008 and other income of $339,000 for nine-month period in 2008, compared to other income of $18,000 for the three-month period in 2007 and other expense of $271,000 for the nine-month period in 2007. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. Net rental income increased for the nine-month period due to the purchase of additional property adjacent to the Company’s headquarters during the second quarter of 2007 that is generating rental income for the Company. In addition, the Company recorded $425,000 of other income in the first quarter of 2008 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time, the Company collected value-added taxes from customers that were not required to be remitted to the government authority.
Income Tax Expense (Benefit) on Continuing Operations
The Company’s effective tax rate on continuing operations was a benefit of 12% for the three-month period in 2008 and an expense of 14% for the nine-month period in 2008, compared to an expense of 22% and 26% for the same periods in 2007.
The effective tax rate for the first quarter of 2008 included an increase in tax expense of $136,000 to increase a reserve against a capital loss carryforward deferred tax asset due to expire in 2007 and a decrease in tax expense of $48,000 to decrease a FIN 48 reserve for the true-up of a prior year estimate. The effective tax rate for the third quarter of 2008 included a decrease in tax expense of $4,390,000 upon the expiration of the statute of limitations and final settlements with the Internal Revenue Service for an audit of tax years 2003 through 2006, an increase in tax expense of $317,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and an increase in tax expense of $17,000 resulting from a reduction of certain deferred state tax assets reflecting a recent tax rate change in Massachusetts. These discrete tax events decreased the effective tax rate from an expense of 28% to a benefit of 12% for the three-month period in 2008 and decreased the effective tax rate from 26% to 14% for the nine-month period in 2008.
The effective tax rate for the second quarter of 2007 included an increase in tax expense of $438,000 to finalize the competent authority settlement between the Company’s U.S. subsidiary and Japan taxing authorities. The effective tax rate for the third quarter of 2007 included a decrease in tax expense of $444,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and a decrease in tax expense of $51,000 upon the favorable settlement of an Internal Revenue Service audit relating to the acquisition of DVT Corporation in 2005 and upon the expiration of the statute of limitations for certain tax issues, partially offset by an increase in tax expense of $74,000 for certain state tax issues. These discrete events decreased the effective tax rate from 26% to 22% for the three-month period in 2007 and had no net impact on the effective tax rate for the nine-month period in 2007.

The effective tax rate excluding discrete tax events was flat at 26% for the nine-month period and increased from 26% to 28% for the three-month period due to a true-up of the rate from 25% to 26% in the third quarter of 2008 as a result of more of the Company’s profits being earned in higher tax jurisdictions.
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
Management concluded that the assets of the lane departure warning business met all of the criteria to be classified as “held-for-sale” as of June 29, 2008. Accordingly, the Company recorded a $2,987,000 loss in the second quarter of 2008 to reduce the carrying amount of these assets down to their fair value less costs to sell. Management also concluded that the disposal group met the criteria of a discontinued operation, and has presented the loss from operations of this discontinued business separate from continuing operations on the Consolidated Statements of Operations.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $236,265,000 at September 28, 2008, representing 54% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period ended September 28, 2008 were met with its existing cash and investments balances, as well as positive cash flow from operations. Cash requirements primarily consisted of operating activities, capital expenditures, the repurchase of common stock, and the payment of dividends. Capital expenditures for the nine-month period ended September 28, 2008 totaled $4,244,000 and consisted primarily of expenditures for computer hardware and software, manufacturing test equipment for new product introductions, costs to fit up a new manufacturing and distribution center in Ireland, and capital improvements to rental properties.
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of September 28, 2008, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during the nine-month period ended September 28, 2008. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of September 28, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.
In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 (plus transaction costs) of the Company’s common stock under a Rule 10b5-1 Plan. As of September 28, 2008, the Company had repurchased 282,242 shares at a cost of $5,495,000 under this program. Repurchases under this new authorization are subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results. The Rule 10b5-1 Plan expires on February 17, 2009 or, if earlier, upon the repurchase of $30,000,000 of Cognex common stock under the plan. The plan does not require Cognex to acquire any specific number of shares and it may be suspended or discontinued at any time.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of September 28, 2008, 1,038,797 shares at a cost of $20,000,000 have been repurchased under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
The Company repurchased a total of 3,352,295 shares at a cost of $68,418,000 during the nine-month period ended September 28, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 and April 2008 programs. As of the date of this filing, the Company repurchased an additional 1,266,298 shares for $24,551,000 in the fourth quarter of 2008 under the March 2008 Rule 10b5-1 Plan. No further purchases may be made pursuant to the March 2008 Rule 10b5-1 Plan.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share in the first and second quarters of 2008 and $0.15 in the third quarter of 2008 that amounted to $13,342,000 for the nine-month period ended September 28, 2008. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant.
On July 1, 2008, the Company sold all of the assets of its lane departure warning business to Takata Holdings Inc. for $3,208,000 in cash, of which $250,000 was received during the second quarter of 2008 as a deposit, $2,585,000 was received in July 2008, $58,000 (representing a closing working capital adjustment) is expected to be received before the end of the fourth quarter of 2008, and the remaining $315,000 (representing an amount held in escrow) is expected to be received before the end of 2009. The Company entered the lane departure warning business in May 2006 with the acquisition of AssistWare Technology, Inc. During the second quarter of 2008, the Company made the final contingent payment related to this acquisition in the amount of $1,000,000.
The Company believes that its existing cash, cash equivalent, and investment balance, together with continued positive cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in the remainder of 2008 and the foreseeable future.
New Pronouncements
FASB Statement No. 141R, “Business Combinations”
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
FASB Statement No. 157, “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities that are remeasured and reported at fair value each reporting period. In accordance with the provisions of FSP No. 157-2, the Company will adopt SFAS No. 157 for its non-financial assets and liabilities on January 1, 2009.

The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about the objectives of derivative instruments, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments. The provisions of SFAS No. 161 are effective for the Company’s fiscal year and interim periods beginning January 1, 2009, although earlier adoption is permitted. Management is currently evaluating the impact of the disclosure requirements of SFAS No. 161.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2007.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2006, the Company filed a Declaratory Judgment action in the United States District Court for Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by the Company. The Company amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action asserted a counterclaim against the Company alleging infringement of the patent-in-suit, seeking unspecified damages. In May 2008, the United States District Court for Minnesota ruled in favor of the Company, granting the Company’s motions for summary judgment by finding that the patent-at-issue was both invalid and unenforceable. The defendant’s counterclaim of infringement was ruled moot by the finding of invalidity. Unless the defendants appeal and obtain on appeal a reversal of the court’s rulings, there will be no damage award against the Company. The Company believes the likelihood is remote that any such appeal would be successful and that any resulting loss to the Company on the counterclaim would be material. The court denied Defendant Acacia’s motion for summary judgment with respect to the Company’s defamation claim, and the Company is proceeding with that claim against Defendant Acacia. A trial date of December 8, 2008 has been set with respect to this surviving claim against Defendant Acacia.
In April 2007, certain of the defendants in the matter referenced above filed an action against the Company in the United States District Court for the Eastern District of Texas asserting a claim of patent infringement of U.S. Patent No. 5.331.176. Pursuant to a joint stipulation filed with the court in May 2008, the parties agreed to voluntarily jointly dismiss this matter without prejudice. The agreement of dismissal places restrictions on when, where, and under what circumstances the claim could be refiled. The Company believes the likelihood is remote that the plaintiffs would refile the claim and that, if refiled, the patent in question would be found to be valid and infringed.
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
In September 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe upon the patent in question. This matter is in its early stages. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit may have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
ITEM 1A. RISK FACTORS
For factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs (1)	Plans or Programs
June 30 — July 31, 2008	142,161	$18.32	142,161	$74,906,000
August 1 — 31, 2008	967,797	$19.30	967,797	$56,030,000
September 1 — 28, 2008	76,238	$19.92	76,238	$54,513,000
Total	1,186,196	$19.22	1,186,196	$54,513,000

(1)	In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additonal $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.
The Company has been advised that Richard A. Morin, Senior Vice President and Chief Financial Officer, entered into a trading plan in the third quarter of 2008 in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s policy governing transactions in its securities. The shares to be sold under this plan would be issued pursuant to the exercise of existing stock options, and will be disclosed publicly through Form 4 and Form 144 filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise the foregoing information, including for revision or termination of the trading plan.
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

DATE: October 30, 2008	COGNEX CORPORATION
/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

/s/ Richard A. Morin
Richard A. Morin
Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)