Form 10-K
period 2008-12-31
COGNEX CORP
filed 2009-02-17
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                    to

Commission File Number 0-17869

COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Vision Drive
Natick, Massachusetts 01760-2059
                 (508) 650-3000
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.002 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes                                     No      X

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
Yes                                     No      X

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2008: $883,204,000
$.002 par value common stock outstanding as of February 1, 2009: 39,655,421 shares

Documents incorporated by reference:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION ANNUAL REPORT ON
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

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

Unless the context otherwise requires, the words “Cognex,” the “Company,” “we,” “our,” “us,” and “our company” refer to Cognex Corporation and its consolidated subsidiaries.

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

Cognex has two operating divisions:  the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Alameda, California. MVSD develops, manufactures, and markets modular vision systems that are used to automate the manufacture of discrete items, such as cellular phones, aspirin bottles, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 85% of total revenue in 2008. Financial information about segments may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

What is Machine Vision?

Since the beginning of the Industrial Revolution, human vision has played an indispensable role in the process of manufacturing products. Human eyes did what no machines could do themselves: locating and positioning work, tracking the flow of parts, and inspecting output for quality and consistency. Today, however, the requirements of many manufacturing processes have surpassed the limits of human eyesight. Manufactured items often are produced too quickly or with tolerances too small to be analyzed by the human eye. In response to manufacturers’ needs, “machine vision” technology emerged, providing manufacturing equipment with the gift of sight. Machine vision systems were first widely embraced by manufacturers of electronic components who needed this technology to produce computer chips with decreasing geometries. However, advances in technology and ease-of-use, combined with the decreasing cost of implementing vision applications, have made machine vision available to a broader range of users.

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

Machine Vision Market

Cognex machine vision is primarily used in the manufacturing sector, where the technology is widely recognized as an important component of automated production and quality assurance. In this sector, Cognex serves three primary markets: discrete factory automation, semiconductor and electronics capital equipment, and surface inspection.

Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 68% of total revenue in 2008, compared to 62% of total revenue in 2007.

Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market has been in a prolonged downturn since early 2006. In recent years, the competitive landscape in this market has also changed, with price and the flexibility of purchasing hardware from other vendors becoming more important factors in the purchasing decisions of these manufacturers. In response to this market change, Cognex has introduced software-only products. Although these products have high gross margins, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 17% of total revenue in 2008, compared to 25% of total revenue in 2007.

Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in 2008, compared to 13% of total revenue in 2007.

No customer accounted for greater than 10% of total revenue in 2008, 2007, or 2006.

Business Strategy

Our goal is to expand our position as a leading worldwide provider of machine vision products. Sales to customers in the discrete factory automation market represent the largest percentage of our total revenue, and we believe that this market provides the greatest potential for long-term, sustained revenue growth.

In order to grow the discrete factory automation market, we have invested in developing new products and functionality that make vision easier to use and more affordable, and therefore, available to a broader base of customers. This investment includes selective expansion into new industrial and commercial vision applications through internal development, as well as the acquisition of businesses and technologies. We have also invested in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. This investment includes opening sales offices in regions, such as China and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes, and developing strategic alliances with other leading providers of factory automation products.

Acquisitions and Divestitures

Our business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies. We plan to continue to seek opportunities to expand our product line, customer base, distribution network, and technical talent through acquisitions in the machine vision industry.

In May 2005, we completed our largest acquisition when Cognex purchased DVT Corporation for approximately $112 million. This business is included in the Company’s MVSD segment. Over the past several years, we have expanded our product line by adding low-cost, easy-to-use vision sensors. However, reaching the many prospects for these products in factories around the world requires a large third-party distribution channel to supplement our direct sales force. With the acquisition of DVT Corporation, we immediately gained a worldwide network of distributors, fully trained in selling and supporting machine vision products. We believe that we can accelerate our growth in the factory automation market by selling our expanding line of low-cost, easy-to-use products through this worldwide distribution network.

In July 2008, Cognex sold all of the assets of its lane departure warning business for approximately $3 million. We entered this business in May 2006 with the acquisition of AssistWare Technology, Inc., a small company that had developed a vision system that could provide a warning to drivers when their vehicle was about to inadvertently cross a lane. For two years after the acquisition date, we invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was included in the MVSD segment, but was never integrated with the other Cognex businesses. During the second quarter of 2008, we determined that this business did not fit the Cognex business model, primarily because car and truck manufacturers want to work exclusively with existing Tier One suppliers and, although these suppliers had expressed interest in Cognex’s vision technology, they would require access to, and control of, our proprietary software. Accordingly, we accepted an offer from one of these suppliers and sold the lane departure warning business. Additional information about acquisitions and divestitures may be found in Note 19 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

Products

Cognex offers a full range of machine vision products designed to meet customer needs at different performance and price points. Our products range from low-cost vision sensors that are easily integrated, to PC-based systems for users with more experience or more complex requirements. Our products also have a variety of physical forms, depending upon the user’s need. For example, customers can purchase vision software to use with their own camera and processor, or they can purchase a standalone unit that combines camera, processor, and software into a single package.

Vision Software

Vision software provides the user the most flexibility for combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripheral equipment of their choice. The vision software runs on the customer’s PC, which enables easy integration with PC-based data and controls. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex’s VisionProtm software offers the power and flexibility of advanced programming with the simplicity of a graphical development environment. VisionPro’s extensive suite of patented vision tools enables solving challenging machine vision applications.

Vision Systems

Vision systems combine camera, processor, and vision software into a single, rugged package with a simple and flexible user interface for configuring applications. These general-purpose vision systems are designed to be easily programmed to perform a wide range of vision tasks including part location, identification, measurement, assembly verification, and robotic guidance. Cognex offers the In-Sight® and DVT® product lines of vision systems in a wide range of models to meet various price and performance requirements.

Vision Sensors

Unlike general-purpose vision systems that can be programmed to perform a wide variety of vision tasks, vision sensors are designed to deliver very simple, low-cost solutions in place of traditional photoelectric sensors for reliable inspection, error proofing, and part detection. Cognex offers the Checker® product line of vision sensors that perform a variety of single-purpose vision tasks.

ID Products

ID products quickly and reliably read codes (e.g. one-dimensional or two-dimensional barcodes) that have been applied or directly marked on discrete items during the manufacturing process. Manufacturers of goods ranging from automotive parts, pharmaceutical items, aircraft components, and medical devices are increasingly using direct part mark (DPM) identification to ensure that the appropriate manufacturing processes are performed in the correct sequence and on the right parts. In addition, DPM is used to track parts from the beginning of their life to the end, and is also used in supply chain management and repair. Cognex is also pursuing applications for ID outside of the manufacturing sector, such as integrating ID products into document processing equipment. Cognex offers the Dataman® product line of ID readers that includes both hand-held and fixed-mount models.

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

Research, Development, and Engineering

Cognex engages in research, development, and engineering (RD&E) to enhance our existing products and to develop new products and functionality to meet market opportunities. In addition to internal research and development efforts, we intend to continue our strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate.

At December 31, 2008, Cognex employed 184 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $36,262,000 in 2008, $33,384,000 in 2007, and $32,332,000 in 2006, or approximately 15%, 15%, and 14% of revenue, respectively.

We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant RD&E investments in the future. In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

At any point in time, we have numerous research and development projects underway. Among these projects is the development of a vision system (i.e. imager, analog to digital converter, vision processing, and camera peripherals) on a semiconductor chip. The development of this “Vision System on a Chip” is in the early stages and we expect the commercialization of this product to take at least several years.

Manufacturing and Order Fulfillment

Cognex’s MVSD products are manufactured utilizing a turnkey operation whereby the majority of component procurement, assembly, and initial testing are performed under agreement by third-party contract manufacturers. Cognex’s primary contract manufacturers are located in Ireland and Southeast Asia. The contract manufacturers use specified components and assembly and test documentation created and controlled by Cognex. Certain components are presently available only from a single source. After the completion of initial testing, a fully-assembled product from the contract manufacturer is routed to one of the Company’s two distribution locations: Cork, Ireland or Duluth, Georgia, USA. At these locations, Cognex’s software is loaded onto the product, final quality control is performed, and the product is kitted for shipment to our customers. Orders for customers in the Americas are shipped from our Duluth, Georgia facility, while orders for customers in Japan, Europe, and Southeast Asia are shipped from our Cork, Ireland facility. In November 2008, Cognex announced that it will be closing its Duluth, Georgia facility in mid-2009 and this distribution center will be consolidated into the Company’s headquarters in Natick, Massachusetts.

Cognex’s SISD products are manufactured at its Alameda, California facility, with the exception of the frames on which the cameras and the lights used to illuminate the web are mounted. The manufacturing process at the Alameda facility consists of system design, configuration management and control, component procurement, and subassembly. After the completion of sub-assembly at the Alameda facility, some of the systems are delivered to Cognex’s Kuopio, Finland facility where the frames and lights are manufactured. The manufacturing process at the Kuopio facility consists of system integration, final testing, and quality control.

Sales Channels and Support Services

Cognex sells its MVSD products through a worldwide direct sales force that focuses on the development of strategic accounts that generate or are expected to generate significant sales volume, as well as through a global network of integration and distribution partners. Our integration partners are experts in vision and complementary technologies that can provide turnkey solutions for complex projects and our distribution partners provide local support in order to best reach the many prospects for our products in factories around the world. Cognex’s SISD products are primarily sold through a worldwide direct sales force since there are fewer customers in a more concentrated group of industries.

At December 31, 2008, Cognex’s sales force consisted of 289 professionals, and our partner network consisted of approximately 146 active integrators and 179 authorized distributors. Sales engineers call directly on targeted accounts and manage the activities of our partners within their territories in order to implement the most advantageous sales model for our products. The majority of our sales force holds engineering or science degrees. Cognex has sales and support offices located throughout the Americas, Japan, Europe, and Southeast Asia. Recently, the Company opened sales offices in China (which the

Company currently includes in its Southeast Asia region) and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes.

In August 2008, Cognex announced a partnership with Mitsubishi Electric Corporation, a leading worldwide provider of factory automation products (i.e. programmable controllers, motion controls, and industrial robots) based in Japan. Cognex and Mitsubishi will jointly develop and market Cognex vision products to Mitsubishi’s factory automation customers. This collaboration will improve connectivity with Mitsubishi factory automation products and will enable customers to deploy systems more quickly. Cognex expects this partnership to increase its market presence on the factory floor, first in Japan and eventually in the fast-growing markets throughout Asia.

Sales to customers based outside of the United States represented approximately 70% of total revenue in 2008, compared to approximately 65% of total revenue in 2007. In 2008, approximately 36% of the Company’s total revenue came from customers based in Europe, 22% from customers based in Japan, and 12% from customers based in Southeast Asia. Sales to customers based in Europe are predominantly denominated in Euro, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in Southeast Asia are predominantly denominated in U.S. Dollars. Financial information about geographic areas may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

At December 31, 2008, Cognex had been granted, or owned by assignment, 273 patents issued and had another 172 patent applications pending. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, In-Sight®, Checker®, DataMan®, and SmartView®, as well as many common-law marks, including, among others, VisionProtm.

Compliance with Environmental Provisions

Cognex’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Competition

The machine vision market is highly fragmented and Cognex’s competitors vary depending upon market segment, geographic region, and application niche. Our competitors are typically other vendors of machine vision systems and manufacturers of image processing systems and sensors. In addition, in the semiconductor and electronics capital equipment market, Cognex competes with the internal engineering departments of current or prospective customers. In the direct part mark identification market, Cognex competes with manufacturers of automatic identification systems. Any of these competitors may have greater financial and other resources than Cognex. Although we consider Cognex to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available.

Cognex’s ability to compete depends upon our ability to design, manufacture, and sell high-quality products, as well as our ability to develop new products and functionality that meet evolving customer requirements. The primary competitive factors affecting the choice of a machine vision system include vendor reputation, product functionality and performance, ease of use, price, and post-sales support. In addition, in the semiconductor and electronics capital equipment market, the flexibility of purchasing hardware from other vendors has become an important factor in recent years. The importance of each of these factors varies depending upon the specific customer’s needs.

Backlog

At December 31, 2008, backlog totaled $30,423,000, compared to $36,655,000 at December 31, 2007. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days at MVSD and six months at SISD. The MVSD backlog excludes deferred revenue. Although MVSD accepts orders from customers with requested shipment dates that are within 60 days, orders typically ship within one week of order placement. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

At December 31, 2008, Cognex employed 832 persons, including 417 in sales, marketing, and service activities; 184 in research, development, and engineering; 107 in manufacturing and quality assurance; and 124 in information technology, finance, and administration. Of the Company’s 832 employees, 387 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

Cognex maintains a website on the World Wide Web at www.cognex.com. We make available, free of charge, on our website in the “Company Information” section under the caption “Investor Information – Annual Reports & SEC FiIings” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Cognex’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Current and future conditions in the global economy may negatively impact our operating results.

Our revenue is dependent upon the capital spending trends of manufacturers in a number of industries, including, among others, the semiconductor, electronics, automotive, metals, and paper industries. These spending levels are, in turn, impacted by global economic conditions, as well as industry-specific economic conditions.

In recent months, the credit market crisis and slowing global economies have resulted in lower demand for our products as many of our customers experience deterioration in their businesses, cash flow issues, difficulty obtaining financing, and declining business confidence. Lower demand may continue indefinitely as existing and potential customers delay, reduce, or cancel capital spending.

As a result, our business is subject to the following risks, among others:

•	our customers may not have sufficient cash flow or access to financing to purchase our products,
•	our customers may not pay us within agreed upon credit terms or may default on their payments altogether,
•	our vendors may be unable to fulfill their delivery obligations to us as their business deteriorates,
•	lower forecasted demand for our products may result in charges for excess and obsolete inventory if we are unable to sell inventory that is either already on hand or committed to purchase,
•	lower forecasted cash flows may result in impairment charges for acquired intangible assets or goodwill,
•	a decline in the fair value of our limited partnership interest in a venture capital fund, which is invested primarily in young and emerging companies, may result in an impairment charge,
•	a decline in our stock price may make stock options a less attractive form of compensation and a less effective form of retention for our employees, and
•	the trading price of our common stock may be volatile.

At December 31, 2008, we had approximately $212 million in either cash or investments that could be converted into cash. In addition, we have no long-term debt. We believe that our strong financial condition and historically high gross margins put us in a relatively good position to weather a prolonged economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics capital equipment market may adversely affect our business.

In 2008, approximately 17% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by further declining sales in either of these industries. Furthermore, the competitive landscape in this market has changed in recent years, with price and the flexibility of purchasing hardware from other vendors becoming more important factors in the purchasing decisions of these manufacturers. In response to this market change, we have introduced software-only products. Although these products have high gross margins, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market.

Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.

In 2008, approximately 70% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers in Ireland and Southeast Asia. We intend to continue to expand our sales and operations outside of the United States and may enter additional international markets, such as our recent expansion into China and Eastern Europe, which will require significant management attention and financial resources. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

•	various regulatory requirements,
•	export and import restrictions,
•	transportation delays,
•	employment regulations and local labor conditions,
•	difficulties in staffing and managing foreign sales operations,
•	instability in economic or political conditions,
•	difficulties protecting intellectual property,
•	business systems connectivity issues, and
•	potentially adverse tax consequences.

Any of these factors could have a material adverse effect on our operating results.

Fluctuations in foreign currency exchange rates and the use of derivative instruments to hedge these exposures could adversely affect our reported results, liquidity, and competitive position.

We face exposure to foreign currency exchange rates fluctuations, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of our subsidiaries or the reporting currency of our company, which is the U.S. Dollar. In certain instances, we utilize forward contracts and other derivative instruments to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. We do not engage in foreign currency speculation.

The success of our foreign currency risk management program depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. Furthermore, our failure to identify new exposures and hedge them in an effective manner may result in material foreign currency gains or losses. In addition, although the use of these derivative instruments may be effective in minimizing foreign currency gains or losses, significant cash inflows or outflows may result when these instruments are settled.

The only foreign currencies in which a significant portion of our revenues and expenses are denominated are the Euro and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas and Southeast Asia, the Euro in Europe, and the Yen in Japan. We estimate that approximately 58% of our sales in 2008 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results. Furthermore, our U.S. Dollar based pricing in Southeast Asia may put us at a competitive disadvantage with Asian vendors that offer local currency based pricing.

The loss of a large customer could have an adverse effect on our business.

In 2008, our top five customers accounted for approximately 7% of total revenue. Our expansion into the factory automation marketplace has reduced our reliance upon the revenue from any one customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.

The failure of a key supplier to deliver quality product in a timely manner or our inability to obtain components for our products could adversely affect our operating results.

A significant portion of our MVSD product is manufactured by two third-party contractors. As a result, we are dependent upon these contractors to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes. In addition, a variety of components used in our products are only available from a single source. The announcement by a single-source supplier of a last-time component buy could result in our purchase of a significant amount of inventory that, in turn, could lead to an increased risk of inventory obsolescence. Furthermore, our vendors may experience deterioration in their businesses due to the credit market crisis and slowing global economy, which may impact their ability to fulfill their delivery obligations to us. Although we are taking certain actions to mitigate sole-source supplier risk, an interruption in, termination of, or material change in the purchase terms of any single-source components could have a material adverse effect on our operating results.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the management and leadership of Robert J. Shillman, our Chief Executive Officer and President, as well as other members of our senior management team. Although we have many experienced and qualified senior managers, the loss of key personnel could have a material adverse effect on our company. Our continued growth and success also depends upon our ability to attract and retain skilled employees and on the ability of our officers and key employees to effectively manage the growth of our business through the implementation of appropriate management information systems and internal controls.

We have historically used stock options as a key component of our employee compensation program in order to align employee interests with the interests of our shareholders, provide competitive compensation and benefits packages, and encourage employee retention. We are limited as to the number of options that we may grant under our stock option plan in future periods without shareholder approval. Furthermore, the recent decline in the stock market has made stock options a less effective means of retaining our employees. Accordingly, we may find it difficult to attract, retain, and motivate employees, and any such difficulty could materially adversely affect our business.

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

•	substantial delays in shipment,
•	significant repair or replacement costs, or
•	potential damage to our reputation.

Any of these results could have a material adverse effect on our operating results.

Our failure to develop new products and to respond to technological changes could result in the loss of our market share and a decrease in our revenues and profits.

The market for our products is characterized by rapidly changing technology. Accordingly, we believe that our future success will depend upon our ability to accelerate time to market for new products and functionality with improved ease-of-use, performance, or price. We may not be able to introduce and market new products successfully, including our proposed “Vision System on a Chip,” and respond effectively to technological changes or new product introductions by competitors. Our ability to keep pace with the rapid rate of technological change in the high-technology marketplace could have a material adverse effect on our operating results.

Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.

Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved hardware performance, additional software features and functionality, or lower cost that may replace existing products. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies. Furthermore, the recent global economic slowdown has resulted in lower forecasted demand for our products, which may result in excess or obsolete inventory if we are unable to sell inventory that either is already on hand or committed to purchase. Our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, has led to, and may again in the future lead to, an increased risk of excess or obsolete inventory and resulting charges.

Our failure to properly manage the distribution of our products and services could result in the loss of revenues and profits.

We utilize a direct sales force, as well as a network of integration and distribution partners, to sell our products and services. Successfully managing the interaction of our direct and indirect sales channels to reach various potential customers for our products and services is a complex process. In addition, our reliance upon indirect selling methods may reduce visibility of demand and pricing issues. Each sales channel has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the sales model for our products and services could adversely affect our revenue and profitability.

If we fail to successfully protect our intellectual property, our competitive position and operating results could suffer.

We rely on our proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of our personnel to maintain our position as a leading provider of machine vision products. Although we use a variety of methods to protect our intellectual property, we rely most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. We also attempt to protect our intellectual property by restricting access to our proprietary information by a combination of technical and internal security measures. These measures, however, may not be adequate to:

•	protect our proprietary technology,
•	protect our patents from challenge, invalidation, or circumvention, or
•	ensure that our intellectual property will provide us with competitive advantages.

Any of these adverse circumstances could have a material adverse effect on our operating results.

Our company may be subject to time-consuming and costly litigation.

From time to time, we may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement. We are currently a party to actions that are fully described in the section captioned “Legal Proceedings,” appearing in Part I – Item 3 of this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

Increased competition may result in decreased demand or prices for our products and services.

We compete with other vendors of machine vision systems, the internal engineering efforts of our current or prospective customers, and the manufacturers of image processing systems, automatic identification systems, and sensors. Any of these competitors may have greater financial and other resources than we do. In recent years, ease-of-use and product price have become significant competitive factors in the factory automation marketplace. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could have a material adverse effect on our operating results. We refer you to the section captioned “Competition,” appearing in Part I – Item 1 of this Annual Report on Form 10-K for further information regarding the competition that we face.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenue or profitability and result in the impairment of acquired intangible assets.

We have in the past acquired, and will in the future consider the acquisition of, businesses and technologies in the machine vision industry. Our business may be negatively impacted by risks related to those acquisitions. These risks include, among others:

•	the inability to find or close attractive acquisition opportunities,
•	the diversion of management’s attention from other operational matters,
•	the inability to realize expected synergies resulting from the acquisition,
•	the failure to retain key customers or employees, and
•	the impairment of acquired intangible assets resulting from lower-than-expected cash flows from the acquired assets.

The recent global economic slowdown has resulted in lower forecasted revenue, which may result in lower estimated future cash flows from acquired assets and increase the likelihood of impairment. Acquisitions are inherently risky and the inability to effectively manage these risks could have a material adverse effect on our operating results.

We are at risk for impairment charges with respect to our investments or for acquired intangible assets or goodwill, which could have a material adverse effect on our results of operations.

At December 31, 2008, we had $221 million in cash and investments, and approximately $212 million of this balance represented either cash or investments in municipal bonds that could be converted into cash. The remaining balance included $2 million in auction rate securities and a $7 million limited partnership interest in a venture capital fund.

The auction rate securities failed auction during 2008, and therefore, we were unable to sell these securities because of a lack of buying demand. To date, we have collected all interest payable on these securities when due and we believe the full principle value of these securities will ultimately be recovered. However, a default by the issuer would result in an impairment charge to write down this investment in a future period.

The limited partnership’s investments consist of a mix of young and emerging companies. The current worldwide economic slowdown and the credit market crisis will likely make the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive this slowdown as would a more mature company. These factors will likely impact the fair value of the companies in the partnership’s portfolio and may result in an impairment charge to write down this investment in a future period.

At December 31, 2008, we had $31 million in acquired intangible assets, of which $26 million represented acquired distribution networks. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. We have reviewed the expected cash flows from these acquired assets and believe their carrying values are recoverable; however, a decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.

At December 31, 2008, we had $81 million in acquired goodwill, $78 million of which is assigned to our Modular Vision Systems Division and $3 million of which is assigned to our Surface Inspection Systems Division. The fair value of goodwill is susceptible to changes in the fair value of the reporting segments in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to the net book value of our segments may result in future impairment charges.

If we determine that any of these investments, acquired intangible assets, or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We may have additional tax liabilities, which could adversely affect out operating results and financial condition.

We are subject to income taxes in the United States, as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax positions are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our financial statements and could have a material effect on our income tax provision, net income, or cash flows in the period in which the determination is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments as of the date of this report.

ITEM 2:	PROPERTIES

In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building.

In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters. This building is currently occupied with tenants who have lease agreements that expire at various dates through 2017. Cognex also uses a portion of this space for storage and product demonstrations. A portion of this space is currently unoccupied.

In 1997, Cognex purchased a three and one-half acre parcel of land situated on Vision Drive, adjacent to our corporate headquarters. This land is being held for future expansion.

In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This building is currently occupied by a tenant who has a lease agreement that expires in 2012. A portion of this space is also currently unoccupied.

Cognex conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2016. Certain of these leases contain renewal options, escalation clauses, rent holidays, and leasehold improvement incentives.

ITEM 3:	LEGAL PROCEEDINGS

In March 2006, the Company filed a Declaratory Judgment action in the United States District Court for the District of Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by the Company. The Company amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action asserted a counterclaim against the Company alleging infringement of the patent-in-suit, seeking unspecified damages. In May 2008, the United States District Court for the District of Minnesota ruled in favor of the Company, granting the Company’s motions for summary judgment by finding that the patent-at-issue was both invalid and unenforceable. The defendant’s counterclaim of infringement was rendered moot by the finding of invalidity. The court denied Defendant Acacia’s motion for summary judgment with respect to the Company’s defamation claim; however, the Company and Defendant Acacia settled the Company’s outstanding defamation claim against Defendant Acacia prior to trial in December 2008. In connection with this settlement, the parties filed a joint stipulation dismissing all matters with prejudice.

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

In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by

Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. This matter is in its early stages. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.

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

There were no matters submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders through solicitation of proxies or otherwise.

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

The following table sets forth the names, ages, and titles of Cognex’s executive officers at December 31, 2008:

Name	Age	Title

Robert J. Shillman	62	Chief Executive Officer, President, and Chairman of the Board of Directors
Eric Ceyrolle	55	Executive Vice President of Worldwide Sales and Marketing, MVSD
Richard A. Morin	59	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer
Justin Testa	56	Executive Vice President and Business Unit Manager, Vision Systems
Robert Willett	41	President, Modular Vision Systems Division (MVSD)

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Messrs. Shillman and Morin have been employed by Cognex in their present capacities for no less than the past five years.

Mr. Ceyrolle oversees worldwide direct and channel sales, as well as marketing communications for the Company’s Modular Vision Systems Division (MVSD). Mr. Ceyrolle joined Cognex in 1992 as General Manager of European Operations. In 1999, Mr. Ceyrolle’s responsibilities were expanded to include Southeast Asia; they were expanded again in 2004 to include Japan and expanded once more in 2006 to include North America, at which time he was promoted to the position of Executive Vice President.

Mr. Testa oversees strategic planning and product development for Cognex’s Vision Systems Business Unit, which is responsible for the Company’s In-Sight and DVT product lines. Mr. Testa joined Cognex in 1983 as a Sales Engineer and has held a variety of positions within the Company’s sales and marketing departments, including Senior Vice President of Marketing, where he was responsible for product management, marketing communications, industry and competitive analyses, and new business development. He was promoted to the position of Executive Vice President in 2008.

Mr. Willett joined the Company in June 2008. Mr. Willett came to Cognex from Danaher Corporation, a diversified manufacturer of industrial controls and technologies, where he served as Vice President of Business Development and Innovation for the Product Identification Business Group. Prior to that, Mr. Willett was President of Videojet Technologies, a leader in coding and marking products, which is a subsidiary of Danaher. Mr. Willett also served as Chief Executive Officer of Willett International Ltd., a privately-owned coding and marking company which was sold to Danaher in 2003 and merged with Videojet. He holds a Bachelor of Arts degree from Brown University and a Masters in Business Administration from Yale University.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of February 1, 2009, there were approximately 600 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.

The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2008 and 2007 are as follows:

	First	Second	Third	Fourth

2008
High	$22.16	$28.10	$25.00	$21.23
Low	14.67	21.25	16.57	10.82
2007
High	$24.85	$24.24	$25.87	$22.35
Low	20.83	20.20	16.68	16.74

The Company declared and paid a cash dividend of $0.085 per share in each quarter of 2007, as well as the first and second quarters of 2008. The quarterly dividend was increased to $0.150 per share in the third and fourth quarters of 2008. Any future declaration and payment of cash dividends will be subject to the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flow from operations.

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of December 31, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 (plus transaction costs) of the Company’s common stock under a Rule 10b5-1 Plan. As of December 31, 2008, the Company had repurchased 1,548,540 shares at a cost of $30,046,000 under this program. This repurchase program was completed during the fourth quarter of 2008. Repurchases under this authorization were subject to the parameters of the Rule 10b5-1 Plan, which provided for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of December 31, 2008, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price levels and share availability.

The Company repurchased a total of 4,618,593 shares at a cost of $92,969,000 during the year ended December 31, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 and April 2008 programs.

The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs

September 29 – October 26, 2008	1,266,298	$19.39	1,266,298	$30,000,000
October 27 – November 23, 2008	-	-	-	$30,000,000
November 24 – December 31, 2008	-	-	-	$30,000,000
Total	1,266,298	$19.39	1,266,298	$30,000,000

(1)	In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 of the Company’s common stock under a Rule 10b5-1 Plan. This repurchase program was completed during the fourth quarter of 2008. In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cognex Corporation, The NASDAQ Composite Index
And NASDAQ Stocks (SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt, Opt, Measuring, and Controlling Instr

* $100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008

Cognex Corporation	100.00	99.57	108.63	87.12	74.81	56.44
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Stocks	100.00	91.42	90.35	98.55	112.42	58.86

  (SIC 3820-3829 U.S. Companies) Lab Apparatus & Analytical, Optical, Measuring, and Controlling Instrument

ITEM 6:	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenue	$242,680	$225,683	$238,318	$216,875	$201,957
Cost of revenue (1)	68,427	64,350	64,838	62,899	57,371

Gross margin	174,253	161,333	173,480	153,976	144,586
Research, development, and engineering expenses (1)	36,262	33,384	32,332	27,640	27,063
Selling, general, and administrative expenses (1)	112,629	99,813	96,675	82,332	70,674
Restructuring charge	258	-	-	-	-

Operating income	25,104	28,136	44,473	44,004	46,849
Nonoperating income	10,264	7,986	6,104	4,242	6,311

Income from continuing operations before income tax expense	35,368	36,122	50,577	48,246	53,160
Income tax expense on continuing operations	4,869	8,575	10,549	12,544	15,416

Income from continuing operations	30,499	27,547	40,028	35,702	37,744
Loss from operations of discontinued business, net of tax	(3,224)	(648)	(173)	-	-

Net income	$27,275	$26,899	$39,855	$35,702	$37,744

Basic earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.74	$0.63	$0.88	$0.76	$0.83
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.01)	$0.00	$0.00

Net Income	$0.66	$0.62	$0.87	$0.76	$0.83

Diluted earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.73	$0.63	$0.86	$0.74	$0.80
Loss from discontinued operations	$(0.07)	$(0.02)	$(0.01)	$0.00	$0.00

Net Income	$0.66	$0.61	$0.85	$0.74	$0.80

Weighted-average common and common equivalent shares outstanding:
Basic	41,437	43,725	45,559	46,709	45,480

Diluted	41,554	44,063	46,648	47,935	47,358

Cash dividends per common share	$0.47	$0.34	$0.33	$0.32	$0.28

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,116	$1,215	$1,596	$-	$-
Research, development, and engineering	3,067	3,239	3,627	-	-
Selling, general, and administrative	6,048	7,261	8,401	-	-

Total stock-based compensation expense	$10,231	$11,715	$13,624	$-	$-

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Working capital	$213,374	$269,528	$266,647	$268,612	$242,460
Total assets	474,047	539,546	528,651	564,562	533,308
Long-term debt	-	-	-	-	-
Shareholders’ equity	413,075	476,365	473,850	506,521	462,807

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign currency exchange rates; (5) the loss of a large customer; (6) the reliance upon key suppliers to manufacture and deliver critical components for our products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products and services; (12) the inability to protect our proprietary technology and intellectual property; (13) our involvement in time-consuming and costly litigation; (14) the impact of competitive pressures; (15) the challenges in integrating and achieving expected results from acquired businesses; (16) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (17) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I – Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

EXECUTIVE OVERVIEW

Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Our Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacturing of discrete items, while our Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Our customers can be classified into three primary markets: discrete factory automation, semiconductor and electronics capital equipment, and surface inspection.

•	Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 68% of total revenue in 2008, compared to 62% of total revenue in 2007.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market has been in a prolonged downturn since early 2006. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 17% of total revenue in 2008, compared to 25% of total revenue in 2007.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in 2008, compared to 13% of total revenue in 2007.

Revenue for the year ended December 31, 2008 totaled $242,680,000, representing an 8% increase from the prior year. This increase was due to higher sales to discrete factory automation and surface inspection customers. Despite the higher revenue, operating income decreased to 10% of revenue in 2008 from 12% of revenue in 2007, as a result of higher operating expenses due to investments intended to grow the discrete factory automation business. Income per share from continuing operations increased to $0.73 per diluted share in 2008 from $0.63 per diluted share in 2007 due to the impact of favorable discrete tax events, higher foreign currency gains, and lower weighted-average shares as a result of the Company’s stock repurchase programs.

In July 2008, the Company sold all of the assets of its lane departure warning business for $3,208,000 in cash. Management classified the assets of this business as “held-for-sale” as of June 29, 2008 and recorded a $2,987,000 impairment loss in the second quarter of 2008 relating to the sale of this business. Loss from discontinued operations amounted to $0.07 per diluted share in 2008.

The Company’s revenue and profitability have been and will continue to be impacted by worldwide economic conditions, including the slowing global economies, the credit market crisis, and declining business confidence. These factors have contributed to delayed, reduced, or canceled capital spending by many companies, including many of the Company’s current and potential customers. While demand from the Company’s customers in the semiconductor and electronics capital equipment market has been declining since 2006 due to cyclicality in these industries as well as competitive market pressures, demand from the Company’s factory automation customers was strong in the first half of 2008, particularly in Europe and Asia. Factory automation demand began to be impacted by the worldwide economic slowdown in the third quarter of 2008, and revenue from this market was down 15% in the fourth quarter of 2008 from the prior quarter. While revenue, to date, from the Company’s surface inspection customers has not been significantly impacted by current global economic conditions, long lead times are typical in this business, and therefore, the impact on this market may be delayed. While we cannot predict how long the current worldwide economic slowdown will last or how severely it will impact each of the Company’s three markets, we anticipate revenue and profitability will decline in 2009. The Company took actions in the fourth quarter of 2008, including a reduction in force, in order to better align its expenses to the lower revenue expectations for 2009.

The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year ended December 31,
	2008	2007	2006

Revenue	100%	100%	100%
Cost of revenue	28	29	27

Gross margin	72	71	73
Research, development, and engineering expenses	15	15	14
Selling, general, and administrative expenses	47	44	40

Operating income	10	12	19
Nonoperating income	5	4	2

Income from continuing operations before income tax expense	15	16	21
Income tax expense on continuing operations	2	4	4

Income from continuing operations	13	12	17
Loss from operations of discontinued business, net of tax	2	-	-

Net income	11%	12%	17%

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

The total stock-based compensation expense and the related income tax benefit recognized was $10,231,000 and $3,345,000, respectively, in 2008 and $11,715,000 and $3,845,000, respectively, in 2007. No compensation expense was capitalized at December 31, 2008 or December 31, 2007. Stock-based compensation expense decreased in 2008 from the prior year as a result of a declining trend in the number of stock options granted, as well as lower grant-date fair values primarily due to a lower stock price.

At December 31, 2008, total unrecognized compensation expense related to non-vested stock options was $12,522,000, which is expected to be recognized over a weighted-average period of 1.8 years.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Revenue for the year ended December 31, 2008 increased by $16,997,000, or 8%, from the prior year due to higher sales to discrete factory automation and surface inspection customers.

Discrete Factory Automation Market

Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 68% of total revenue in 2008 compared to 62% of total revenue in 2007. Sales to these customers increased by $24,287,000, or 17%, from the prior year. A weaker U.S. Dollar compared to the prior year contributed to the higher revenue, as sales denominated in foreign currencies were translated to U.S. Dollars. Excluding the impact of foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $17,084,000, or 12%, from the prior year. Sales of the Company’s In-Sight and Dataman products, which are sold to customers in a variety of industries around the world, increased from 2007. The Company has invested in new product offerings and additional sales personnel, particularly in China and Eastern Europe, for the factory automation market with the goal of growing this business. Despite these investments, demand from the Company’s factory automation customers began to be impacted by the worldwide economic slowdown in the third quarter of 2008, and revenue from this market was down 15% in the fourth quarter of 2008 from the prior quarter. While we cannot predict how long the current worldwide economic slowdown will last or how severely it will impact the factory automation market, we anticipate revenue for this market will be down for the first quarter of 2009 compared to both the fourth quarter and first quarter of 2008.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 17% of total revenue in 2008 compared to 25% of total revenue in 2007. Sales to these customers decreased by $13,813,000, or 25%, from the prior year due to industry cyclicality as well as competitive market pressures. In recent years, the competitive landscape in this market has changed, and price and flexibility of purchasing hardware from other vendors have become more important factors in our customers’ purchasing decisions. Cognex has addressed this market change by introducing software-only products, however, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. As a result of the continued impact of a prolonged industry downturn and pricing pressure, together with current worldwide economic conditions, we expect this business to continue to decline in the first quarter of 2009.

Surface Inspection Market

Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 15% of total revenue in 2008 compared to 13% of total revenue in 2007. Revenue from these customers increased by $6,523,000, or 22%, from the prior year. Although some of this increase in revenue from the prior year is due to the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals, we have also gained market share within the past year, particularly in the metals industry. In addition, the Company has seen growth in revenues from emerging markets in Asia, Eastern Europe, and Latin America. While revenue, to date, from the Company’s surface inspection customers has not been significantly impacted by current worldwide economic conditions, long lead times are typical in this business, and therefore, the impact on this market may be delayed.

Product Revenue

Product revenue increased by $21,583,000, or 11%, from the prior year due to a higher volume of vision systems sold to discrete factory automation and surface inspection customers. Within the discrete factory automation market, the majority of this higher volume came from In-Sight and Dataman products. The favorable impact of the higher volume was partially offset by lower average-selling prices, primarily from the transition to software-only products.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased by $4,586,000, or 19%, from the prior year. This decrease was due to lower maintenance and support revenue, as well as lower consulting revenue. We expect the declining trend in maintenance and support revenue to continue as we introduce new products and functionality that make vision easier to use and require less maintenance and support. Service revenue decreased as a percentage of total revenue to 8% in 2008 from 11% in 2007.

Gross Margin

Gross margin as a percentage of revenue was 72% for 2008 compared to 71% for 2007. This increase was primarily due to a higher percentage of total revenue from the sale of products, which have higher margins than the sale of services.

MVSD Margin

MVSD gross margin as a percentage of revenue was 76% in 2008 compared to 75% in 2007 due to a greater percentage of revenue from the sale of products, which have higher margins than the sale of services. MVSD product gross margin as a percentage of revenue was relatively flat, as the favorable impact of the mix of products sold and the higher product revenue was offset by an increase in new product introduction costs that were incurred to support the release of several new products in 2008. Product mix had a positive impact on the margin in 2008 because a higher percentage of product revenue came from products with relatively higher margins including In-Sight, Dataman, and software-only products.

SISD Margin

SISD gross margin as a percentage of revenue was 50% in 2008 compared to 46% in 2007. This increase was due to the impact of significantly higher product revenue on relatively flat manufacturing overhead costs, as well as a greater percentage of revenue from the sale of products, which have higher margins than the sale of services.

Product Margin

Product gross margin as a percentage of revenue was consistent at 75% in both 2008 and 2007. MVSD and SISD product margins as a percentage of revenue were either flat with or higher than the prior year; however, a greater percentage of product revenue came from the sale of lower-margin surface inspection systems resulting in an overall flat margin.

Service Margin

Service gross margin as a percentage of revenue was 38% in 2008 compared to 40% in 2007. Although support costs declined from the prior year due to improvements in product ease of use and lower reserves against MVSD service inventory, service revenue declined at a greater rate.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses increased by $2,878,000, or 9%, from the prior year. MVSD RD&E expenses increased by $2,912,000, or 10%, while SISD RD&E expenses were relatively flat.

The increase in MVSD RD&E expenses was due primarily to higher personnel-related costs (such as salaries, fringe benefits, and travel) to support new product initiatives ($2,532,000). The Company has invested in developing new products and functionality that make vision easier to use and more affordable, and therefore, available to a broader base of customers in order to grow factory automation revenue. In 2008, the Company made significant RD&E investments in its ID Products business, which includes the Dataman product line, as we believe this business has high growth potential. In addition, the Company has invested in the development of a vision system (i.e. imager, analog to digital converter, vision processing, and camera peripherals) on a semiconductor chip. The development of this “Vision System on a Chip” is in the early stages and we expect the commercialization of this product to take at least several years.

RD&E expenses as a percentage of revenue were 15% in both 2008 and 2007. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant RD&E investments in the future. In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $12,816,000, or 13%, from the prior year. MVSD SG&A expenses increased by $12,122,000, or 16%, while SISD SG&A expenses increased by $1,943,000, or 21%. Corporate expenses that are not allocated to either division decreased by $1,249,000, or 9%.

The increase in MVSD SG&A expenses was due primarily to higher personnel-related costs (such as salaries, fringe benefits, commissions, and travel) resulting from the hiring of additional sales and marketing personnel ($4,955,000), increased expenses related to sales force training ($647,000), and increased rental expense from opening new sales offices ($514,000). All of these investments were intended to grow factory automation revenue. In addition, a weaker U.S. Dollar compared to the prior year resulted in higher SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($3,877,000). An intangible asset impairment charge incurred in the third quarter of 2008 ($1,500,000 – refer to Note 7 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report) and higher amortization expense ($947,000 – refer to Note 7 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report) on that intangible asset recorded in the fourth quarter of 2008 also contributed to the increase in expenses. These increases were partially offset by lower stock-based compensation expense ($581,000) due to a credit recorded in the first quarter of 2008 for forfeited stock options.

The increase in SISD SG&A expenses was principally due to higher-personnel related costs (such as salaries, fringe benefits, commissions, and travel) resulting from additional sales personnel ($1,481,000). In addition, a weaker U.S. Dollar compared to the prior year resulted in higher SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($442,000).

The decrease in corporate expenses was due primarily to lower legal fees for patent-infringement actions ($970,000 – refer to Note 10 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report) and lower stock-based compensation expense ($546,000) due to a credit recorded in the first quarter of 2008 for forfeited stock options, partially offset by higher tax service fees related to a Japanese tax audit ($319,000 – refer to Note 15 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report).

Restructuring Charge

In November 2008, the Company announced the closure of its facility in Duluth, Georgia scheduled for mid-2009, which the company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, a sales training and support group, as well as a team of finance support staff. The distribution center will be consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions will be transferred to another location, the majority of these positions, and all of the finance positions, will be eliminated. The Company anticipates that the restructuring costs will offset the expense savings in 2009; however, beginning in 2010, the Company expects to achieve expense savings of approximately $2,500,000 per year. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.

The Company estimates the total restructuring charge to be approximately $1,500,000, of which $258,000 was recorded in the fourth quarter of 2008 and included in “Restructuring charge” on the Consolidated Statements of Operations in the MVSD segment. The remainder of the costs will be recognized primarily during the first half of 2009. The following table summarizes the restructuring plan (in thousands):

	Total Amount	Incurred in
	Expected to be	Year Ended
	Incurred	December 31, 2008

One-time termination benefits	$647	$254
Contract termination costs	340	-
Other associated costs	513	4

	$1,500	$258

One-time termination benefits include severance and retention bonuses for 40 employees whom either were terminated or were notified they will be terminated at a future date. Severance and retention bonuses for these employees will be recognized over the service period. Contract termination costs include rental payments for the Duluth, Georgia facility that will be incurred after the distribution activities are transferred to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs will be recognized when the Company ceases to use the Georgia facility. Other associated costs include salaries of employees performing duplicative roles during the transition, travel and transportation expenses between Georgia and Massachusetts related to closure of the Georgia facility, as well as outplacement services for the terminated employees. These costs will be recognized when the services are performed.

The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

Balance at January 1, 2008	$-
Restructuring charges	258
Cash payments	(51)

Balance at December 31, 2008	$207

Nonoperating Income (Expense)

The Company recorded foreign currency gains of $2,497,000 in 2008 compared to $279,000 in 2007. The foreign currency gains in each year resulted primarily from the revaluation and settlement of accounts receivable balances that are reported in one currency and collected in another. Although the foreign currency exposure of these accounts receivable is largely hedged through the use of forward contracts, this hedging program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Beginning late in the third quarter of 2008, both the U.S. Dollar and the Japanese Yen strengthened considerably versus the Euro, resulting in foreign currency gains on the Company’s Irish subsidiary’s books when U.S. Dollar and Japanese Yen accounts receivable were revalued and collected. The Japanese Yen also strengthened versus the U.S. Dollar throughout 2008, resulting in foreign currency gains on the Company’s U.S. subsidiary’s books when Japanese Yen accounts receivable were revalued and collected during the year.

Gains from the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another also contributed to the foreign currency gain in 2008. The gain in 2007 was partially offset by losses from the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another.

Investment income decreased by $807,000, or 10%, from the prior year. This decrease was due to declining yields on the Company’s portfolio of debt securities, partially offset by more of the Company’s excess cash invested in interest-bearing accounts.

The Company recorded other income of $666,000 in 2008 compared to other expense of $201,000 in 2007. The Company recorded $445,000 of other income in the fourth quarter of 2008 related to the settlement of a legal claim. The Company also recorded $425,000 of other income in the first quarter of 2008 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time, the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. Net rental income increased from the prior year due to the purchase of additional property adjacent to the Company’s headquarters during the second quarter of 2007 that is generating rental income for the Company.

Income Tax Expense on Continuing Operations

The Company’s effective tax rate on continuing operations for 2008 was 14% compared to 24% for 2007.

The effective tax rate for 2008 included the impact of the following discrete tax events: (1) a decrease in tax expense of $4,439,000 from the expiration of the statute of limitations and the final settlement with the Internal Revenue Service for an audit of tax years 2003 through 2006, (2) an increase in tax expense of $237,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $136,000 for a capital loss reserve, and (4) an increase in tax expense of $17,000 resulting from a reduction of certain deferred state tax assets reflecting a recent tax rate change in Massachusetts. These discrete events decreased the effective tax rate in 2008 from 25% to 14%.

The effective tax rate for 2007 included the impact of the following discrete tax events: (1) an increase to FIN 48 liabilities of $1,373,000 for identified tax exposures, (2) an increase in tax expense of $438,000 to finalize the competent authority settlement between the United States and Japanese taxing authorities, (3) an increase in tax expense of $191,000 for capital loss carryforwards that will not be utilized, and (4) a decrease in tax expense of $444,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete events increased the effective tax rate in 2007 from 19% to 24%.

The effective tax rate excluding discrete tax events increased from 19% to 25% as a result of more of the Company’s profits being earned in higher tax jurisdictions, as well as less of the Company’s investment income coming from tax-exempt investment vehicles.

Discontinued Operations

In July 2008, the Company sold all of the assets of its lane departure warning business to Takata Holdings Inc. for $3,208,000 in cash. The Company entered the lane departure warning business in May 2006 with the acquisition of AssistWare Technology, Inc., a small company that had developed a vision system that could provide a warning to drivers when their vehicle was about to inadvertently cross a lane. After the purchase, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was reported under the Company’s MVSD segment, but was never integrated into other Cognex businesses. During the second quarter of 2008, the Company determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers want to work exclusively with their existing Tier One suppliers and, although these suppliers have expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, the Company accepted an offer from one of these suppliers and sold the lane departure warning business.

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

Revenue

Revenue for the year ended December 31, 2007 decreased 5% to $225,683,000 from $238,318,000 for the year ended December 31, 2006. This decrease was due to lower sales to customers in the semiconductor and electronics industries, partially offset by higher sales to factory automation customers in a variety of general manufacturing industries. The decline in sales to customers in the electronics industry included lower demand from OEMs who make capital equipment used in the assembly of printed circuit boards, as well as lower demand from end users who manufacture consumer electronics, such as disk drives and personal computers.

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

Surface Inspection Market

Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 13% of total revenue in both 2007 and 2006, and declined by $672,000, or 2%, from the prior year. This decrease was due to the deferral of product revenue during 2007 for surface inspection systems that were shipped to customers, but were part of multiple-element arrangements for which we did not have vendor-specific objective evidence (VSOE) of fair value for all of the undelivered elements. In these instances, we are required to defer product revenue related to the system that shipped until all of the elements in the arrangement have been delivered to the customer or we have VSOE of fair value for the remaining obligations.

Product Revenue

Product revenue decreased 6% to $201,660,000 in 2007 from $214,832,000 in 2006. This decrease was due primarily to a lower volume of modular vision systems sold to semiconductor and electronics capital equipment manufacturers, as well as factory automation customers in the electronics industry. To a lesser extent, the decline in product revenue was also due to the shift in revenue mix from our vision software products that offer advanced programming capabilities to our easier-to-use and lower-priced vision sensors and industrial ID readers. In addition, within our vision software product offerings we experienced a trend in customers purchasing only software from the Company to use with the hardware of their choice, and although this trend did not contribute significantly to the decline in revenue in 2007, we expect the shift to software-only sales to continue in 2008.

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

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses for the year ended December 31, 2007 increased 3% to $33,384,000 from $32,332,000 for the year ended December 31, 2006. MVSD RD&E expenses increased $851,000, or 3%, from the prior year primarily due to higher personnel-related costs (such as employee salaries, fringe benefits, contract labor, and travel) resulting from the hiring of additional engineering resources ($917,000), as well as higher outside services ($378,000) and patent-related costs ($253,000), all to support new product initiatives. These increases were partially offset by lower company bonus accruals ($492,000) due to a lower consolidated operating income margin on which the Company’s bonus plan is based, as well as lower stock-based compensation expense ($331,000). SISD RD&E expenses increased $201,000, or 6%, from the prior year due principally to the timing of outside services.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the year ended December 31, 2007 increased 3% to $99,813,000 from $96,675,000 for the year ended December 31, 2006. MVSD SG&A expenses increased $1,606,000, or 2%, from the prior year, while SISD SG&A expenses increased $674,000, or 8%, from 2006. Corporate expenses that are not allocated to either division increased $858,000, or 6%, from the prior year.

The increase in MVSD SG&A expenses was primarily due to higher personnel-related costs (such as employee salaries, fringe benefits, commissions, and travel) resulting from the hiring of additional direct sales personnel intended to grow factory automation revenue ($1,900,000), as well as the reversal of bad debt reserves in 2006 ($800,000). In addition, a weaker U.S. Dollar in 2007 resulted in higher SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars ($835,000). These increases were partially offset by lower company bonus accruals ($587,000) and stock-based compensation expense ($1,234,000). The increase in SISD SG&A expenses was due principally to higher personnel-related selling costs, including higher sales commissions and travel expenses.

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

Nonoperating Income (Expense)

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

Investment income for the year ended December 31, 2007 increased 8% to $7,908,000 from $7,291,000 for the year ended December 31, 2006. Although the average invested balance declined during the year due to cash outlays related primarily to the Company’s stock repurchase and dividend programs, investment income increased over the prior year due to higher yields on the Company’s portfolio of debt securities.

The Company recorded other expense of $201,000 in 2007 compared to other expense of $854,000 in 2006. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. During 2006 and 2007, a portion of this space was unoccupied, and as a result, rental expenses exceeded rental income. Rental income increased from the prior year due to the purchase of additional property adjacent to the Company’s headquarters during the second quarter of 2007 that is generating rental income for the Company.

Income Tax Expense from Continuing Operations

The Company’s effective tax rate for 2007 was 24% compared to 21% for 2006. The effective tax rate for 2007 included the impact of the following discrete tax events: (1) an increase to FIN 48 liabilities of $1,373,000 for identified tax exposures, (2) an increase in tax expense of $438,000 to finalize the competent authority settlement between the Company’s U.S. subsidiary and Japanese taxing authorities in late 2006, and (3) an increase in tax expense of $191,000 for capital loss carryforwards that will not be utilized. These increases were partially offset by a decrease in tax expense of $444,000 from the true-up of the 2006 tax accrual upon filing the actual tax returns.

The effective tax rate for 2006 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,220,000 due to the expiration of the statute of limitations for an open tax year, (2) a decrease in tax expense of $869,000 from the settlement of a multi-year state tax audit, (3) a decrease in tax expense of $405,000 for the true-up of the 2005 tax accrual upon filing the actual tax returns, and (4) a decrease in tax expense of $200,000 for the favorable impact in the United States of the retroactive reinstatement of the research and experimentation tax credit. These decreases were partially offset by an increase in tax expense of $648,000 from the settlement of a long-standing tax audit in Japan.

The discrete tax events in 2007 increased the effective tax rate by five hundred basis points from 19% to 24%. The discrete tax events in 2006 decreased the effective tax rate by four hundred basis points from 25% to 21%. The remaining decrease in the effective tax rate from 25% to 19% was due primarily to more of the Company’s profits being earned in lower tax jurisdictions and higher income from tax-exempt investments.

Discontinued Operations

In July 2008, the Company sold all of the assets of its lane departure warning business to Takata Holdings Inc. for $3,208,000 in cash. The Company entered the lane departure warning business in May 2006 with the acquisition of AssistWare Technology, Inc., a small company that had developed a vision system that could provide a warning to drivers when their vehicle was about to inadvertently cross a lane. After the purchase, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was reported under the Company’s MVSD segment, but was never integrated into other Cognex businesses. During the second quarter of 2008, the Company determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers want to work exclusively with their existing Tier One suppliers and, although these suppliers have expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, the Company accepted an offer from one of these suppliers and sold the lane departure warning business.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $221,086,000 at December 31, 2008, representing 54% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the year ended December 31, 2008 were met with its existing cash, cash equivalent, and investment balances, as well as positive cash flow from operations. Cash requirements primarily consisted of operating activities, capital expenditures, the repurchase of common stock, and the payment of dividends. Capital expenditures in 2008 totaled $6,012,000 and consisted primarily of expenditures for computer hardware and software, manufacturing test equipment for new product introductions, costs to fit up a new manufacturing and distribution center in Ireland, and capital improvements to rental properties. We expect our capital expenditures to be approximately $7,000,000 in 2009, with the increase from 2008 due to the construction of a new distribution center at the Company’s Natick, Massachusetts headquarters during the first half of 2009.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities in 2009. At December 31, 2008, the Company had approximately $212,000,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong financial condition and historically high gross margins put us in a relatively good position to weather a prolonged economic downturn.

The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

	Venrock
	Limited	Inventory
	Partnership	Purchase
Year Ended December 31,	Interest	Commitments	Leases	Total

2009	$1,012	$5,877	$6,050	$12,939
2010	-	-	2,982	2,982
2011	-	-	1,609	1,609
2012	-	-	1,234	1,234
2013	-	-	824	824
Thereafter	-	-	1,285	1,285

	$1,012	$5,877	$13,984	$20,873

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of December 31, 2008, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during 2008. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.

In addition to the obligations described above, the following items may also result in future material uses of cash:

Stock Repurchase Program

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of December 31, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 (plus transaction costs) of the Company’s common stock under a Rule 10b5-1 Plan. As of December 31, 2008, the Company had repurchased 1,548,540 shares at a cost of $30,046,000 under this program. This repurchase program was completed during the fourth quarter of 2008. Repurchases under this authorization were subject to the parameters of the Rule 10b5-1 Plan, which provided for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of December 31, 2008, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price levels and share availability.

The Company repurchased a total of 4,618,593 shares at a cost of $92,969,000 during the year ended December 31, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 and April 2008 programs.

Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.085 per share in the first and second quarters of 2008 and $0.150 per share in the third and fourth quarters of 2008 that amounted to $19,281,000 for the year ended December 31, 2008. Future dividends will be declared at the discretion of the Company’s Board of

Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

Acquisitions

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. If the arrangement contains customer-specified acceptance criteria, then revenue is deferred until we can demonstrate that the customer’s criteria have been met.

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

Investments

At December 31, 2008, the Company’s investment balance totaled $93,948,000, of which $86,480,000 consisted of municipal bonds. Debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss). At December 31, 2008, the Company’s portfolio of debt securities had net unrealized gains totaling $674,000. The Company’s municipal bond portfolio includes $2,000,000 in auction rate securities that had a failed auction during 2008. An auction rate failure means that the parties wishing to sell their securities could not do so because of a lack of buying demand. To date, the Company has collected all interest payable on these securities when due and believes the full principal value of these securities will ultimately be recovered. As a result of this lack of buying demand, the Company was unable to corroborate the fair value of these investments with observable market data. Accordingly, at December 31, 2008, the Company recorded these investments at their principal value, which represents management’s best estimate of the fair value.

The remaining investment balance of $7,468,000 represented a limited partnership interest in Venrock Associates III, L.P., a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company’s limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. At December 31, 2008, the carrying value of this investment was $7,468,000 compared to an estimated fair value of $8,336,000.

The partnership’s investments consist of a mix of young and emerging companies. The current worldwide economic slowdown and the credit market crisis will likely make the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive this slowdown as would a more mature company. These factors will likely impact the fair value of the companies in the partnership’s portfolio and may result in an impairment charge in a future period.

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

Management monitors the carrying value of its investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other than temporary, we consider many factors, both qualitative and quantitative in nature. Some of these factors include the duration and extent of the fair value decline, the length of the Company’s commitment to the investment, and general economic, stock market, and interest rate trends. In the case of the Company’s limited partnership investment, specific communications from the General Partner are also considered in this evaluation. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations. There were no other-than-temporary impairments of investments in 2008, 2007, or 2006. If the fair value of the Company’s limited partnership interest decreases below its current carrying value, which would represent a decline of greater than 10%, the Company may be required to record an impairment charge related to this asset.

Accounts Receivable

The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. The recent global economic slowdown may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. At December 31, 2008, the Company’s reserve against accounts receivable was $1,290,000, or 4% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable at December 31, 2008 would have affected net income by approximately $97,000.

Inventories

Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. The recent global economic slowdown makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies. At December 31, 2008, the Company’s reserve for excess and obsolete inventory totaled $7,316,000, or 23% of the gross inventory balance. A 10% difference in inventory reserves at December 31, 2008 would have affected net income by approximately $549,000.

Long-lived Assets

The Company has long-lived assets including property, plant, and equipment, as well as acquired goodwill and other intangible assets. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. In addition, the fair value of goodwill is susceptible to changes in the fair value of the reporting units in which the goodwill resides, which are also reportable segments. Management evaluates the potential impairment of its long-lived assets annually or whenever events or circumstances indicate their carrying value may not be recoverable. Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of the acquired asset, a change in the Company’s business strategy or its use of the acquired asset, negative economic or industry trends, or a decline in the Company’s market capitalization relative to the net book value of its reporting segments.

The Company performs a two-step impairment test on the goodwill for its two reporting segments in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” in the fourth quarter of each year. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, Step Two is required to determine if there is an impairment of the goodwill. Step Two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. The Company estimates the fair value of its reporting units using the income approach based on a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions based on the income approach. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. Current worldwide economic conditions make these assumptions and estimates more judgmental. The Company completed its annual impairment test of goodwill in the fourth quarter of 2008 and concluded that no impairment charge was required as of that date. Changes in the assumptions listed above could result in an impairment of goodwill in future periods. A 10% decrease in projected revenue for the MVSD reporting segment would not have had an impact on the results of our impairment analysis for that segment. The MVSD reporting segment had a goodwill balance of $77,767,000 as of December 31, 2008. The Company would not be required to perform a Step Two analysis for the SISD reporting segment even if revenues for the projection period remained flat with 2008. The SISD reporting segment had a goodwill balance of $2,998,000 as of December 31, 2008.

The Company reviews the potential impairment of other intangible assets in the fourth quarter of each year by reviewing the assumptions about revenues and expenses used in the original valuation of the asset compared to the historical and projected performance of the asset. If this review, or another event or circumstance, indicates the carrying value of an intangible asset may not be recoverable, the Company assesses the recoverability of the asset by comparing the carrying value of the asset to the sum of its undiscounted future cash flows. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the intangible asset to the carrying value and records an impairment loss for the difference. The Company estimates the fair value of the intangible asset using the income approach based on a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. The Company recorded an impairment loss on one of its intangible assets in the third quarter of 2008 based on lower revenue projections. Changes in the assumptions above could result in an impairment of intangible assets in future periods. At December 31, 2008, the Company had intangible assets of $31,278,000, related primarily to acquired distribution networks, customer contracts and relationships, and completed technologies.

Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. At December 31, 2008, the Company’s accrued warranty obligations amounted to $1,657,000. A 10% difference in accrued warranty obligations at December 31, 2008 would have affected net income by approximately $124,000.

Contingencies

Estimated losses from contingencies are accrued by management based upon the likelihood of a loss and the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make our determination as to whether a loss contingency arising from litigation should be recorded or disclosed. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies at December 31, 2008.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” on January 1, 2006, which requires compensation expense to be recognized for all stock option grants. Determining the appropriate valuation model and estimating the fair values of these grants requires the input of subjective assumptions, including expected stock price volatility, dividend yields, and forfeiture rates. The expected volatility assumption is based partially on the historical volatility of the Company’s common stock, which may or may not be a true indicator of future volatility, particularly as the Company continues to seek to diversify its customer base. The assumptions used in calculating the fair values of stock option grants represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be significantly different from what the Company recorded in the current period.

Income Taxes

Significant judgment is required in determining worldwide income tax expense based upon tax laws in the various jurisdictions in which the Company operates. The Company has established reserves for uncertain tax positions by applying the “more likely than not” criteria” of FIN 48, under which the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant tax authority. All tax positions are analyzed periodically and adjustments are made as events occur that warrant modification, such as the completion of audits or the expiration of statutes of limitations, which may result in future charges or credits to income tax expense.

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

At December 31, 2008, the Company had net deferred tax assets of $27,904,000, primarily resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized, net of any established reserves. In reaching this conclusion, we have evaluated relevant criteria, including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating and capital losses, and other carryforwards, certain of which have indefinite lives. Should the Company fail to generate sufficient pre-tax profits in future periods, we may be required to record material adjustments to these deferred tax assets, resulting in a charge to income in the period of determination.

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

FASB Statement No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities that are remeasured and reported at fair value each reporting period. In accordance with the provisions of FSP No. 157-2, the Company will adopt SFAS No. 157 for its non-financial assets and liabilities on January 1, 2009. The Company plans to adopt the disclosure requirements of SFAS No. 157 for the first quarter of 2009.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about the objectives of derivative instruments, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments. The provisions of SFAS No. 161 are effective for the Company’s fiscal year and interim periods beginning January 1, 2009, although earlier adoption is permitted. The Company plans to adopt the disclosure requirements of SFAS No. 161 for the first quarter of 2009.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company faces exposure to foreign currency exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. These exposures may change over time as business practices evolve. The Company evaluates its foreign currency exposures on an ongoing basis and makes adjustments to its foreign currency risk management program as circumstances change. The failure to identify new exposures and hedge them in an effective manner may result in material foreign currency gains or losses.

The Company faces two types of foreign currency exchange rate exposures:

•	transactional currency/functional currency exchange rate exposures from transactions that are denominated in currencies other than the functional currency of the subsidiary (for example, a Japanese Yen receivable on the Company’s Irish subsidiary’s books for which the functional currency is the Euro), and

•	functional currency/reporting currency exchange rate exposures from transactions that are denominated in currencies other than the U.S. Dollar, which is the reporting currency of the Company.

The Company enters into forward contracts to hedge the transactional currency/functional currency exposure of its Irish subsidiary’s receivables denominated in U.S. dollars and Japanese Yen. Forward contracts to exchange 1,113,750,000 Japanese Yen for Euros at a weighted-average settlement price of 129.21 Yen/Euro and contracts to exchange 2,650,000 U.S. dollars for Euros at a weighted-average settlement price of 1.33 USD/Euro, both with terms between one and six months, were outstanding at December 31, 2008. These instruments at fair value had a loss of $48,000 at December 31, 2008.

These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. The success of this hedging program depends upon forecasts of sales and collections denominated in U.S. Dollars and Japanese Yen. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated foreign currency gains or losses that could have a material impact on the Company’s results of operations.

In addition to U.S. Dollar and Japanese Yen receivables on the Company’s Irish subsidiary’s books that are hedged with forward contracts, the Company faces other transactional currency/functional currency exposures that it does not presently hedge. These exposures include cash balances denominated in currencies other than the functional currency of the subsidiary, receivables denominated in Euro or Japanese Yen on the books of a U.S. entity, and intercompany balances denominated in currencies other than the functional currency of the subsidiary. The Company presently manages its intercompany foreign currency risk by transferring cash to minimize intercompany balances at the end of each month, although in the past, the Company has also managed this risk by entering into forward contracts to hedge this exposure.

The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. The only foreign currencies in which a significant portion of our revenues and expenses are denominated are the Euro and the Japanese Yen. The Company’s predominant currency of sale is the U.S. Dollar in the Americas and Southeast Asia, the Euro in Europe, and the Yen in Japan. We estimate that approximately 58% of our sales in 2008 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income.

Interest Rate Risk

The Company’s investment portfolio includes municipal bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. At December 31, 2008, the fair value of the Company’s portfolio of debt securities amounted to $86,480,000, with principal amounts totaling $86,510,000, maturities that do not exceed three years, and a yield to maturity of 1.41%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses at the balance sheet date.

Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities at December 31, 2008, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.

The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

	Valuation of securities given		No change in	Valuation of securities given
Type of security	an interest rate decrease		interest rates	an interest rate increase

	(100 BP)	(50 BP)		50 BP	100 BP

Municipal Bonds	$85,888	$86,184	$86,480	$86,776	$87,072

Other Market Risks

The Company’s investment portfolio includes $2,000,000 in auction rate securities that had a failed auction during 2008. An auction rate failure means that the parties wishing to sell their securities could not do so because of a lack of buying demand. To date, the Company has collected all interest payable on these securities when due and believes the full principal value of these securities will ultimately be recovered. As a result of this lack of buying demand, the Company was unable to corroborate the fair value of these investments with observable market data. Accordingly, at December 31, 2008 the Company recorded these investments at their principal value, which represents management’s best estimate of the fair value.

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

The partnership’s investments consist of a mix of young and emerging companies. The current worldwide economic slowdown and the credit market crisis will likely make the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive this slowdown as would a more mature company. These factors will likely impact the fair value of the companies in the partnership’s portfolio and may result in an impairment charge in a future period.

At December 31, 2008, the carrying value of this investment was $7,468,000 compared to an estimated fair value, as determined by the General Partner, of $8,336,000. Should the fair value of this investment decline in future periods below its carrying value, management will determine whether this decline is other-than-temporary and future impairment charges may be required.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated balance sheets of Cognex Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally acceptable in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cognex Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 17, 2009

COGNEX CORPORATION - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Cognex Corporation for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the consolidated results of operations of Cognex Corporation and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young, LLP

Boston, Massachusetts
February 26, 2007
Except for Note 19 relating to fiscal year 2006,
as to which the date is February 17, 2009

COGNEX CORPORATION - CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue
Product	$223,243	$201,660	$214,832
Service	19,437	24,023	23,486

	242,680	225,683	238,318
Cost of revenue
Product	56,423	49,945	50,213
Service	12,004	14,405	14,625

	68,427	64,350	64,838
Gross margin
Product	166,820	151,715	164,619
Service	7,433	9,618	8,861

	174,253	161,333	173,480
Research, development, and engineering expenses	36,262	33,384	32,332
Selling, general, and administrative expenses	112,629	99,813	96,675
Restructuring charge (Note 16)	258	-	-

Operating income	25,104	28,136	44,473
Foreign currency gain (loss)	2,497	279	(333)
Investment income	7,101	7,908	7,291
Other income (expense)	666	(201)	(854)

Income from continuing operations before income tax expense	35,368	36,122	50,577
Income tax expense on continuing operations	4,869	8,575	10,549

Income from continuing operations	30,499	27,547	40,028
Loss from operations of discontinued business, net of tax (Note 19)	(3,224)	(648)	(173)

Net income	$27,275	$26,899	$39,855

Basic earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.74	$0.63	$0.88

Loss from discontinued operations	$(0.08)	$(0.01)	$(0.01)

Net income	$0.66	$0.62	$0.87

Diluted earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.73	$0.63	$0.86

Loss from discontinued operations	$(0.07)	$(0.02)	$(0.01)

Net income	$0.66	$0.61	$0.85

Weighted-average common and common-equivalent shares outstanding:
Basic	41,437	43,725	45,559

Diluted	41,554	44,063	46,648

Cash dividends per common share	$0.47	$0.34	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$127,138	$104,144
Short-term investments	52,559	113,179
Accounts receivable, less reserves of $1,290 and $1,317 in 2008 and 2007, respectively	30,510	38,900
Inventories	25,063	27,394
Deferred income taxes	10,231	7,504
Prepaid expenses and other current assets	18,923	16,361
Held for sale assets (Note 19)	-	5,919

Total current assets	264,424	313,401
Long-term investments	41,389	50,565
Property, plant, and equipment, net	27,764	26,636
Deferred income taxes	17,673	19,750
Intangible assets, net	31,278	39,475
Goodwill	80,765	81,032
Other assets	10,754	8,687

	$474,047	$539,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,780	$7,245
Accrued expenses	21,855	20,098
Accrued income taxes	2,986	3,242
Deferred revenue and customer deposits	19,429	13,288

Total current liabilities	51,050	43,873
Reserve for income taxes	9,922	19,308
Commitments and contingencies
Shareholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 39,655 and 43,347 shares in 2008 and 2007, respectively	79	87
Additional paid-in capital	73,280	140,943
Retained earnings	345,225	337,231
Accumulated other comprehensive loss	(5,509)	(1,896)

Total shareholders’ equity	413,075	476,365

	$474,047	$539,546

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION-CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
(In thousands)	Shares	Par Value	Capital	Earnings	Loss	Income	Equity

Balance at December 31, 2005	47,171	$94	$216,031	$304,454	$(14,058)		$506,521

Issuance of common stock under stock option, stock purchase, and other plans	513	2	10,357	-	-	-	10,359
Stock-based compensation expense	-	-	13,624	-	-	-	13,624
Excess tax benefit from stock option exercises	-	-	1,413	-	-	-	1,413
Repurchase of common stock	(3,281)	(7)	(86,289)	-	-	-	(86,296)
Payment of dividends	-	-	-	(15,058)	-	-	(15,058)
Comprehensive income:
Net income	-	-	-	39,855	-	$39,855	39,855
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $139	-	-	-	-	236	236	236
Net unrealized gain on available-for-sale investments, net of tax of $330	-	-	-	-	562	562	562
Foreign currency translation adjustment	-	-	-	-	2,634	2,634	2,634

Comprehensive income						$43,287

Balance at December 31, 2006	44,403	$89	$155,136	$329,251	$(10,626)		$473,850

Issuance of common stock under stock option and stock purchase plans	374	1	6,818	-	-	-	6,819
Stock-based compensation expense	-	-	11,715	-	-	-	11,715
Excess tax benefit from stock option exercises	-	-	241	-	-	-	241
Reduction of previously-recognized tax benefit from stock option exercises	-	-	(307)	-	-	-	(307)
Repurchase of common stock	(1,430)	(3)	(32,660)	-	-		(32,663)
Payment of dividends	-	-	-	(14,898)	-	-	(14,898)
Reduction in retained earnings related to the adoption of FIN 48 (Note 15)	-	-	-	(4,021)	-	-	(4,021)
Comprehensive income:
Net income	-	-	-	26,899	-	$26,899	26,899
Gains on long-term intercompany loans, net of losses on currency swaps, net of tax of $321	-	-	-	-	546	546	546
Net unrealized gain on available-for-sale investments, net of tax of $245	-	-	-	-	416	416	416
Foreign currency translation adjustment	-	-	-	-	7,768	7,768	7,768

Comprehensive income						$35,629

Balance at December 31, 2007	43,347	$87	$140,943	$337,231	$(1,896)		$476,365

Issuance of common stock under stock option and stock purchase plans	927	2	15,050	-	-	-	15,052
Stock-based compensation expense	-	-	10,231	-	-	-	10,231
Excess tax benefit from stock option exercises	-	-	1,671	-	-	-	1,671
Reduction of tax benefit for research and development credits	-	-	(1,656)	-	-	-	(1,656)
Repurchase of common stock	(4,619)	(10)	(92,959)	-	-	-	(92,969)
Payment of dividends	-	-	-	(19,281)	-	-	(19,281)
Comprehensive income:
Net income	-	-	-	27,275	-	$27,275	27,275
Net unrealized loss on available-for-sale investments, net of tax of $102	-	-	-	-	175	175	175
Foreign currency translation adjustment, net of tax expense of $649	-	-	-	-	(3,788)	(3,788)	(3,788)

Comprehensive income						$(23,662)

Balance at December 31, 2008	39,655	$79	$73,280	$345,225	$(5,509)		$413,075

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$27,275	$26,899	$39,855
Adjustments to reconcile net income to net cash provided by operations:
Impairment loss related to discontinued business (Note 19)	2,987	-	-
Intangible asset impairment charge (Note 7)	1,500	-	-
Stock-based compensation expense	10,231	11,715	13,624
Depreciation of property, plant, and equipment	4,742	4,271	4,285
Amortization of intangible assets	6,633	5,648	5,884
Amortization of premiums or discounts on investments	1,320	1,439	1,498
Provision for excess and obsolete inventory	2,779	4,672	1,076
Reversal of accrued inventory purchase commitments	-	(1,400)	-
Excess tax benefit from stock option exercises	(1,671)	(241)	(1,413)
Deferred income tax benefit	(441)	(5,460)	(45)
Changes in operating assets and liabilities:
Accounts receivable	8,551	3,198	4,216
Inventories	(959)	124	(11,254)
Accrued expenses	2,405	(8,122)	(3,662)
Income taxes	(10,476)	4,118	(3,249)
Deferred revenue and customer deposits	6,142	5,458	87
Other	(2,081)	(3,846)	(2,423)

Net cash provided by operating activities	58,937	48,473	48,479
Cash flows from investing activities:
Purchase of investments	(120,622)	(277,876)	(481,086)
Maturity and sale of investments	189,375	292,213	541,023
Purchase of property, plant, and equipment	(6,012)	(4,635)	(4,224)
Cash paid for business acquisitions, net of cash acquired (Note 19)	(1,000)	(1,002)	(3,188)
Cash received related to discontinued business (Note 19)	2,797	-	-

Net cash provided by investing activities	64,538	8,700	52,525
Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	15,052	6,819	10,359
Repurchase of common stock	(92,969)	(32,663)	(86,296)
Payment of dividends	(19,281)	(14,898)	(15,058)
Excess tax benefit from stock option exercises	1,671	241	1,413

Net cash used in financing activities	(95,527)	(40,501)	(89,582)
Effect of foreign exchange rate changes on cash	(4,954)	111	3,083

Net increase in cash and cash equivalents	22,994	16,783	14,505
Cash and cash equivalents at beginning of year	104,144	87,361	72,856

Cash and cash equivalents at end of year	$127,138	$104,144	$87,361

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Significant estimates and judgments include those related to revenue recognition, investments, accounts receivable, inventories, long-lived assets, warranty obligations, contingencies, stock-based compensation, income taxes, and derivative instruments.

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

Cash, Cash Equivalents, and Investments

Debt securities purchased with original maturities of three months or less are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Debt securities with remaining maturities greater than one year, as well as a limited partnership interest, are classified as long-term investments. Auction rate securities for which interest rates reset in less than 90 days but for which the maturity date is greater than 90 days are classified as either short-term or long-term depending on facts and circumstances. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed three years.

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

The Company monitors the carrying value of its investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is determined to be other-than-temporary, an impairment charge related to that specific investment is recorded in current operations. There were no other-than-temporary impairments of investments in 2008, 2007, or 2006.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit with various payment terms to customers based upon an evaluation of their financial condition. Accounts outstanding longer than the payment terms are considered past due. The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Receivables are written off against these reserves in the period they are determined to be uncollectible and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision.

For certain customers in Japan, as part of its customary business practice, the Company accepts promissory notes of up to 180 days after the original credit terms expire. Promissory notes receivable totaled $3,723,000 and $4,153,000 at December 31, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out (FIFO) method. The Company’s inventory is subject to rapid technological change or obsolescence. The Company periodically reviews inventory quantities on hand and estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. If actual future demand is less than estimated, additional inventory write-downs would be required.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Buildings’ useful lives are 39 years, building improvements’ useful lives are ten years, and the useful lives of computer hardware and software, manufacturing test equipment, and furniture and fixtures range from two to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining terms of the leases. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation of the assets disposed of are removed from the accounts, with any resulting gain or loss included in current operations.

Intangible Assets

Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending on facts and circumstances. The useful lives of distribution networks range from eleven to twelve years, of customer contracts and relationships from eight to twelve years, and of completed technologies and other intangible assets from three to six years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. At the occurrence of a

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

The Company’s products are sold directly to end users, as well as to resellers including original equipment manufacturers (OEMs), distributors, and integrators. Revenue is recognized upon delivery of the product to the reseller, assuming all other revenue recognition criteria have been met. The Company establishes reserves against revenue for potential product returns in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” since the amount of future returns can be reasonably estimated based upon experience.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,354,000 in 2008, $1,770,000 in 2007, and $2,144,000 in 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to recognize compensation expense for all share-based payments to employees at fair value. Recognizing compensation expense using the intrinsic value based method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and disclosing the pro-forma impact of using the fair value based method described in SFAS No. 123 is no longer an alternative.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $4,663,000 and $875,000 at December 31, 2008 and 2007, respectively, net of unrealized gains on available-for-sale investments, net of tax, of $425,000 and $250,000 at December 31, 2008 and 2007, respectively, and losses on currency swaps, net of gains on long-term intercompany loans, net of tax, of $1,271,000 at both December 31, 2008 and 2007.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. The Company has certain domestic and international cash balances that exceed the insured limits set by the Federal Deposit Insurance Corporation (FDIC) in the United States and equivalent regulatory agencies in foreign countries. The Company primarily invests in municipal obligations of state and local government entities. The Company has established guidelines relative to credit ratings, diversification, and maturities of its debt securities that maintain safety and liquidity. The Company has not experienced any significant realized losses on its debt securities. The Company’s portfolio of municipal bonds includes $2,000,000 in auction rate securities that had a failed auction in 2008. An auction rate failure means that the parties wishing to sell their securities could not do so because of lack of buying demand. To date, the Company has collected all interest payable on these securities when due and believes the full principal value of these securities will ultimately be recovered.

A significant portion of the Company’s revenue and receivables are from customers who are either in or who serve the semiconductor and electronics industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company has not experienced any significant losses related to the collection of its accounts receivable.

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

In certain instances, the Company enters into forward contracts to provide an economic hedge against transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries. In the past, the Company has also entered into currency swaps to hedge long-term transactions between the Company and its subsidiaries. These forward contracts and currency swaps are used to minimize foreign currency gains or losses recorded in current operations or shareholders’ equity, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation.

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	New Pronouncements (continued)

FASB Statement No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities that are remeasured and reported at fair value each reporting period. In accordance with the provisions of FSP No. 157-2, the Company will adopt SFAS No. 157 for its non-financial assets and liabilities on January 1, 2009. The Company plans to adopt the disclosure requirements of SFAS No. 157 for the first quarter of 2009.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about the objectives of derivative instruments, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments. The provisions of SFAS No. 161 are effective for the Company’s fiscal year and interim periods beginning January 1, 2009, although earlier adoption is permitted. The Company plans to adopt the disclosure requirements of SFAS No. 161 for the first quarter of 2009.

NOTE 3:	Foreign Currency Risk Management

The Company enters into forward contracts to hedge the foreign currency exposure of its Irish subsidiary’s receivables denominated in U.S. Dollars and Japanese Yen. Contracts outstanding at December 31, 2008 relate to the Euro and Japanese Yen and the Euro and U.S. Dollar and have terms of one to six months. These hedges have not been designated for hedge accounting. The gains or losses on the forward contracts, along with the associated losses or gains on the revaluation and settlement of the receivables, are recorded in current operations.

In the past, the Company has entered into currency swaps to hedge the foreign currency exposure of its long-term intercompany loans between the parent and certain of its European subsidiaries. These hedges were designated for hedge accounting. They were classified as net investment hedges, with the gains or losses on the currency swaps, along with the associated losses or gains on the intercompany loans, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) to the extent they were effective as a hedge. The Company recorded net foreign currency gains of $546,000 and $236,000 in 2007 and 2006, respectively, in other comprehensive income (loss) on the intercompany loans and associated currency swaps. During the fourth quarter of 2007, the Company settled a currency swap resulting in a cash outflow of $12,783,000. The Company did not have any currency swaps outstanding at December 31, 2008 or December 31, 2007.

In addition to the transactions described above that are included in the Company’s hedging program, the Company enters into other transactions denominated in foreign currencies for which the exchange rate gains or losses are included in current operations. The Company recorded net foreign currency gains of $2,497,000 and $279,000 at December 31, 2008 and 2007, respectively, and a loss of $333,000 at December 31, 2006, representing the total net exchange rate gains or losses that are recognized in current operations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2008	2007

Cash	$124,339	$104,144
Cash equivalents	2,799	-

Cash and cash equivalents	127,138	104,144

Municipal bonds	52,559	113,179

Short-term investments	52,559	113,179

Municipal bonds	33,921	43,097
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	41,389	50,565

	$221,086	$267,888

The Company’s cash balance included foreign bank balances totaling $113,538,000 and $87,700,000 at December 31, 2008 and 2007, respectively.

The following is a summary of the Company’s available-for-sale investments at December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Short-term municipal bonds	$52,262	$301	$(4)	$52,559
Long-term municipal bonds	33,544	383	(6)	33,921

	$85,806	$684	$(10)	$86,480

The Company recorded gross realized gains on the sale of debt securities totaling $121,000 in 2008, $1,000 in 2007, and $22,000 in 2006. The Company recorded gross realized losses on the sale of debt securities totaling $5,000 in 2007 and $30,000 in 2006. There were no losses on the sale of debt securities in 2008. These gains and losses represent the amounts transferred out of other comprehensive income (loss) in the periods presented.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a Managing General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2010. As of December 31, 2008, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during 2008. At December 31, 2008, the carrying value of this investment was $7,468,000 compared to an estimated fair value, as determined by the General Partner, of $8,336,000.

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

The following table presents the Company’s fair value hierarchy for its municipal bond investments as of December 31, 2008 (in thousands):

Significant
	Other	Significant
	Observable	Unobservable
	Inputs (Level 2)	Inputs (Level 3)	Total

Municipal bond investments	$84,480	$2,000	$86,480

With the exception of auction rate securities, the Company’s municipal bond investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. The Level 3 investments are student loan auction rate securities that had a failed auction on May 20, 2008 for which the Company was unable to corroborate the fair value with observable market data. Management’s best estimate of fair value for these auction rate securities is the principal value. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. It is important to note that an auction failure does not denote a default in the security, but is merely indicative of a liquidity issue. Because of this development, the Company classified these securities as long-term investments on the Consolidated Balance Sheet at December 31, 2008. Ultimately, the Company believes that the full principal value of these securities will be recovered. To date, the Company has collected all interest payable on these securities when due, and expects to continue to do so in the future until a successful auction takes place, the issuer calls or restructures the securities, or a buyer outside the auction process emerges. There has not been a change to the carrying amount of these auction rate securities during the year.

The Company’s limited partnership interest is accounted for using the cost method. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has incurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value, and therefore, these assets are measured at fair value on a nonrecurring basis. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the portfolio consists of securities of public and private companies, and therefore, inputs used in the fair value calculation are classified as Level 3. There has not been a change to the carrying amount of this asset during the year.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007

Raw materials	$14,722	$13,005
Work-in-process	976	1,336
Finished goods	9,365	13,053

	$25,063	$27,394

NOTE 6:	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Land	$3,951	$3,951
Buildings	18,371	18,371
Building improvements	8,183	6,918
Leasehold improvements	3,945	2,706
Computer hardware and software	22,619	24,058
Manufacturing test equipment	9,169	9,245
Furniture and fixtures	3,889	4,818

	70,127	70,067
Less: accumulated depreciation	(42,363)	(43,431)

	$27,764	$26,636

The cost and related accumulated depreciation of certain fully-depreciated property, plant, and equipment totaling $6,401,000 and $2,699,000 were removed from the accounts during 2008 and 2007, respectively.

Buildings include rental property with a cost basis of $5,750,000 at December 31, 2008 and 2007, and accumulated depreciation of $1,743,000 and $1,595,000 at December 31, 2008 and 2007, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Intangible Assets

Amortized intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

December 31, 2008
Distribution networks	$38,060	$12,049	$26,011
Customer contracts and relationships	13,300	9,556	3,744
Completed technologies	3,680	2,249	1,431
Other	1,110	1,018	92

	$56,150	$24,872	$31,278

December 31, 2007
Distribution networks	$38,060	$8,763	$29,297
Customer contracts and relationships	13,629	5,865	7,764
Completed technologies	3,680	1,636	2,044
Other	1,110	740	370

	$56,479	$17,004	$39,475

The cost and related accumulated amortization of certain fully-amortized completed technologies, patents, and non-compete agreements totaling $3,331,000 were removed from the accounts during 2007. Aggregate amortization expense was $8,133,000 in 2008, $5,648,000 in 2007, and $5,884,000 in 2006. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amount

2009	$5,202
2010	5,110
2011	4,197
2012	3,795
2013	3,425
Thereafter	9,549

$31,278

In May 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors. The acquisition was accounted for under the purchase method of accounting and a portion of the purchase price was allocated to an intangible asset for relationships with a group of original equipment manufacturers (OEM Customer Relationships) reported under the MVSD segment. In the third quarter of 2008, the Company was notified by a significant OEM customer of its plans to discontinue its relationship with the Company. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined the loss of this customer was a “triggering event” that required the Company to perform an impairment test of the OEM Customer Relationships.

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Intangible Assets (continued)

the Consolidated Statements of Operations. The Company plans to amortize the remaining $1,900,000 asset over its estimated remaining life of five years in relation to the relative cash flows anticipated from the OEM Customer Relationships. Due to the receipt of a contract termination payment from an OEM customer included in the discounted cash flow analysis used to estimate the fair value of the OEM Customer Relationships, the Company recorded approximately $1,046,000 of amortization in the fourth quarter of 2008.

NOTE 8:	Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying value of goodwill were as follows (in thousands):

	MVSD	SISD	Consolidated

Balance at December 31, 2006	$77,429	$2,833	$80,262
IRS Settlement related to DVT acquisition	179	-	179
Foreign currency exchange rate changes	291	300	591

Balance at December 31, 2007	$77,899	$3,133	$81,032
Foreign currency exchange rate changes	(132)	(135)	(267)

Balance at December 31, 2008	$77,767	$2,998	$80,765

Goodwill related to the acquisition of AssistWare Technology, Inc. was reclassified to “Held for sale assets” on the Consolidated Balance Sheets (Note 19).

NOTE 9:	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Salaries, commissions, and payroll taxes	$4,355	$4,027
Vacation	4,232	3,661
Consumption taxes	3,606	3,028
Japan retirement allowance	2,813	1,996
Warranty obligations	1,657	1,462
Company bonuses	1,429	1,309
AssistWare contingent payment (Note 19)	-	1,000
Other	3,763	3,615

	$21,855	$20,098

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Accrued Expenses (continued)

The changes in the warranty obligation were as follows (in thousands):

Balance at December 31, 2006	$1,387
Provisions for warranties issued during the period	2,164
Fulfillment of warranty obligations	(2,176)
Foreign exchange rate changes	87

Balance at December 31, 2007	$1,462
Provisions for warranties issued during the period	1,828
Fulfillment of warranty obligations	(1,593)
Foreign exchange rate changes	(40)

Balance at December 31, 2008	$1,657

NOTE 10:	Commitments and Contingencies

Commitments

At December 31, 2008, the Company had outstanding purchase orders totaling $5,877,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2009.

The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2016 and are accounted for as operating leases. Certain of these leases contain renewal options, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $6,705,000 in 2008, $5,950,000 in 2007, and $5,562,000 in 2006. Future minimum rental payments under these agreements are as follows (in thousands):

Year Ended December 31,	Amount

2009	$6,050
2010	2,982
2011	1,609
2012	1,234
2013	824
Thereafter	1,285

$13,984

The Company owns buildings adjacent to its corporate headquarters that are currently occupied with tenants who have lease agreements that expire at various dates through 2017. Annual rental income totaled $1,104,000 in 2008, $779,000 in 2007, and $313,000 in 2006. Rental income and related expenses

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Commitments and Contingencies (continued)

are included in “Investment and other income” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount

2009	$569
2010	556
2011	572
2012	572
2013	306
Thereafter	1,120

$3,695

Contingencies

In March 2006, the Company filed a Declaratory Judgment action in the United States District Court for the District of Minnesota seeking that certain patents being asserted by Acacia Research Corporation and Veritec, Inc., and their respective subsidiaries, be ruled invalid, unenforceable, and/or not infringed by the Company. The Company amended its claim to include state law claims of defamation and violation of the Minnesota Unfair Trade Practices Act. Certain defendants in this action asserted a counterclaim against the Company alleging infringement of the patent-in-suit, seeking unspecified damages. In May 2008, the United States District Court for the District of Minnesota ruled in favor of the Company, granting the Company’s motions for summary judgment by finding that the patent-at-issue was both invalid and unenforceable. The defendant’s counterclaim of infringement was rendered moot by the finding of invalidity. The court denied Defendant Acacia’s motion for summary judgment with respect to the Company’s defamation claim, however, the Company and Defendant Acacia settled the Company’s outstanding defamation claim against Defendant Acacia prior to trial in December 2008. In connection with this settlement, the parties filed a joint stipulation dismissing all matters with prejudice.

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

In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. This matter is in its early stages. The Company cannot predict the outcome of this matter, and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.

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

In the ordinary course of business, the Company may accept standard limited indemnification provisions in connection with the sale of its products, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is generally subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

In the ordinary course of business, the Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the installation of the Company’s products. The term of these indemnification provisions generally coincide with the period of installation. The maximum potential amount of future payments the Company could be required to make under these provisions is generally limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal.

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

Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board of Director’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Shareholders’ Equity (continued)

Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to shareholders of record as of the close of business on December 5, 2008. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owning 15% or more of the common stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Stock Repurchase Program

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. As of December 31, 2008, the Company had repurchased 4,480,589 shares at a cost of $100,000,000 under this program. This repurchase program was completed during the second quarter of 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $30,000,000 (plus transaction costs) of the Company’s common stock under a Rule 10b5-1 Plan. As of December 31, 2008, the Company had repurchased 1,548,540 shares at a cost of $30,046,000 under this program. This repurchase program was completed during the fourth quarter of 2008. Repurchases under this authorization were subject to the parameters of the Rule 10b5-1 Plan, which provides for repurchases during Cognex self-imposed trading blackout periods related to the announcement of quarterly results.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock. As of December 31, 2008, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.

The Company repurchased a total of 4,618,593 shares at a cost of $92,969,000 during the year ended December 31, 2008, of which 2,031,256 shares at a cost of $42,923,000 were repurchased under the July 2006 program, with the remaining shares purchased under the March 2008 and April 2008 programs.

Stock Option Plans

At December 31, 2008, the Company had 8,921,210 shares available for grant under two stock option plans: the 2001 General Stock Option Plan, 7,110,000 shares, and the 2007 Stock Option and Incentive Plan (the “2007 Plan”), 1,811,210 shares. Each of these plans expires ten years from the date the plan was approved. During 2008, the Company granted stock options under the 1998 Stock Incentive Plan (which expired February 27, 2008) and the 2007 Plan. The Company has not granted any stock options from the 2001 General Stock Option Plan.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Shareholders’ Equity (continued)

In April 2007, the shareholders approved the 2007 Stock Option and Incentive Plan, which took effect on February 27, 2008. The 2007 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, and restricted stock. The maximum number of shares to be issued under the 2007 Plan is 2,300,000 shares of the Company’s common stock.

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2007	10,940	$25.50
Granted at market value	2,418	20.10
Exercised	(917)	16.22
Forfeited or Expired	(1,035)	25.51

Outstanding at December 31, 2008	11,406	$25.10	6.10	$631

Exercisable at December 31, 2008	7,143	$26.79	4.64	$631

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

The maximum number of shares of common stock available for issuance under the ESPP is 250,000 shares. Effective January 1, 2001 and each January 1st thereafter during the term of the ESPP, 250,000 shares of common stock will always be available for issuance. Shares purchased under the ESPP totaled 9,695 in 2008, 9,056 in 2007, and 9,765 in 2006.

NOTE 13:	Stock-Based Compensation

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model. The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considered a number of factors, including information provided by an outside valuation advisor.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Stock-Based Compensation (continued)

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free rate	3.9%	4.9%	4.6%
Expected dividend yield	1.7%	1.5%	1.1%
Expected volatility	42%	40%	45%
Expected term (in years)	6.0	5.4	4.1

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

Expected volatility
The expected volatility for grants was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.

Expected term
The expected term for grants was derived from the binomial lattice model from the impact of events that trigger exercises over time.

The weighted-average grant-date fair value of stock options granted during 2008, 2007, and 2006 was $7.77, $8.17, and $10.96, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.

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

The total stock-based compensation expense and the related income tax benefit recognized was $10,231,000 and $3,345,000, respectively, in 2008 and $11,715,000 and $3,845,000, respectively, in 2007. No compensation expense was capitalized at December 31, 2008 or December 31, 2007. The total intrinsic value of stock options exercised for 2008, 2007, and 2006 was $6,207,000, $1,681,000, and $4,003,000, respectively. The total fair value of stock options vested for 2008, 2007, and 2006 was $16,920,000, $20,275,000, and $20,048,000, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Stock-Based Compensation (continued)

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007	2006

Product cost of revenue	$599	$624	$725
Service cost of revenue	517	591	871
Research, development, and engineering	3,067	3,239	3,627
Selling, general, and administrative	6,048	7,261	8,401

	$10,231	$11,715	$13,624

At December 31, 2008, total unrecognized compensation expense related to non-vested stock options was $12,522,000, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 14:	Employee Savings Plan

Under the Company’s Employee Savings Plan, a defined contribution plan, employees who have attained age 21 may contribute up to 25% of their salary on a pre-tax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 3% of an employee’s pre-tax salary. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $1,192,000 in 2008, $1,176,000 in 2007, and $1,106,000 in 2006. Cognex stock is not an investment alternative nor are Company contributions made in the form of Cognex stock.

NOTE 15:	Income Taxes

Domestic income from continuing operations before taxes was $12,831,000, $8,706,000, and $17,040,000 and foreign income before taxes was $22,537,000, $27,416,000, and $33,537,000, in 2008, 2007, and 2006, respectively.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$2,047	$10,343	$9,816
State	1,227	1,341	246
Foreign	5,356	5,381	5,674

	8,630	17,065	15,736

Deferred:
Federal	(2,878)	(7,768)	(4,847)
State	(518)	(660)	(101)
Foreign	(365)	(62)	(239)

	(3,761)	(8,490)	(5,187)

	$4,869	$8,575	$10,549

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2008	2007	2006

Income tax provision at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	2	3
Tax-exempt investment income	(3)	(6)	(4)
Foreign tax rate differential	(10)	(13)	(11)
Discrete tax events	(11)	5	(4)
Other	1	1	2

Provision for income taxes	14%	24%	21%

Income tax benefit allocated to discontinued operations was $143,000, $389,000, and $104,000 in 2008, 2007, and 2006, respectively.

The effective tax rate for 2008 included the impact of the following discrete tax events: (1) a decrease in tax expense of $4,439,000 from the expiration of the statute of limitations and the final settlement with the Internal Revenue Service for an audit of tax years 2003 through 2006, (2) an increase in tax expense of $237,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $136,000 for a capital loss reserve, and (4) an increase in tax expense of $17,000 resulting from a reduction of certain deferred state tax assets reflecting a recent tax rate change in Massachusetts. These discrete events decreased the effective tax rate in 2008 from 25% to 14%. Interest and penalties included in these amounts was a decrease in tax expense of $733,000.

The effective tax rate for 2007 included the impact of the following discrete tax events: (1) an increase to FIN 48 liabilities of $1,373,000 for identified tax exposures, (2) an increase in tax expense of $438,000 to finalize the competent authority settlement between the United States and Japanese taxing authorities, (3) an increase in tax expense of $191,000 for capital loss carryforwards that will not be utilized, and (4) a decrease in tax expense of $444,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete events increased the effective tax rate in 2007 from 19% to 24%. Interest and penalties included in these amounts was an increase in tax expense of $306,000.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under FIN 48, a tax position is recognized in the financial statements when an entity concludes that the tax position, based solely on its technical merits, is more likely than not (i.e., a likelihood of occurrence greater than fifty percent) to be sustained upon examination by the relevant taxing authority.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

The changes in the reserve for income taxes, excluding interest and penalties, were as follows (in thousands):

Balance of gross FIN 48 liabilities at December 31, 2007	$16,401
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	2,466
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	541
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in prior periods that are effectively settled	(3,442)
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(4,891)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statute of limitations	(2,904)

Balance of gross FIN 48 liabilities at December 31, 2008	$8,171

The Company’s reserve for income taxes, including gross interest and penalties, was $9,922,000 and $19,308,000 at December 31, 2008 and December 31, 2007, respectively. The amount of gross interest and penalties included in these balances was $1,751,000 and $2,907,000 at December 31, 2008 and December 31, 2007, respectively. As a result of statute of limitations expirations, there is the potential that existing FIN 48 reserves could be released, which would decrease income tax expense by as much as $4,000,000 in 2009.

The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts, Georgia, and California. The tax years 1999 through 2007 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. Open tax years from 1999 to 2004 relate to tax matters arising from the acquisition of DVT Corporation. The Internal Revenue Service has concluded its audit of tax years 2003 through 2006. The final settlement with the Internal Revenue Service was concluded in the third quarter of 2008 and required a tax payment, including interest, of $3,456,000. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has recently issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has been granted Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has paid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $8,445,000) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

Deferred tax assets consisted of the following (in thousands):

	December 31,
	2008	2007

Current deferred tax assets:
Inventory and revenue related	$8,167	$5,276
Federal capital loss carryforward	-	671
Bonus, commission, and other compensation	1,373	1,078
Other	691	1,150

Gross current deferred tax assets	10,231	8,175
Valuation allowance	-	(671)

Net current deferred tax assets	$10,231	$7,504

Noncurrent deferred tax assets:
Stock-based compensation expense	$11,435	$8,476
Federal and state tax credit carryforwards	9,356	13,395
Acquired completed technologies and other intangible assets	2,626	2,989
Depreciation	1,750	1,632
Correlative tax relief and deferred interest related to FIN 48 liabilities	1,733	4,296
Unrealized investment gains and losses	1,102	1,389
Acquired in-process technology	551	682
Capital loss carryforward	373	-
Other	1,107	897

Gross noncurrent deferred tax assets	30,033	33,756
Noncurrent deferred tax liabilities:
Nondeductible intangible assets	(10,712)	(13,274)
Other	(1,275)	(732)

Gross noncurrent deferred tax liabilities	(11,987)	(14,006)

Valuation allowance	(373)	-

Net noncurrent deferred tax assets	$17,673	$19,750

At December 31, 2008, the Company had approximately $4,919,000 of alternative minimum tax credits and approximately $571,000 of foreign tax credits, which may be available to offset future federal income tax liabilities. The alternative minimum tax credits have an unlimited life and the foreign tax credits will begin to expire in 2013. In addition, the Company had approximately $3,866,000 of state research and experimentation tax credit carryforwards, which will begin to expire in 2015.

If certain of the Company’s FIN 48 liabilities were paid, the Company would receive correlative tax relief in other jurisdictions. Accordingly, the Company has recognized a deferred tax asset in the amount of $1,733,000 at December 31, 2008, which represents this correlative tax relief and deferred interest.

The Company recorded a valuation allowance of $373,000 at December 31, 2008 for the tax effect of a capital loss on the books of its Irish subsidiary resulting from the sale of its lane departure warning business to Takata Holdings, Inc. in July 2008. The Company recorded a valuation allowance of $671,000 at December 31, 2007 for a federal capital loss carryforward due to expire at the end of the year. This

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Income Taxes (continued)

reserve was reversed in 2008 with the removal of the related deferred tax asset. The net change in valuation allowances between 2007 and 2008 was a decrease of $298,000.

The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in May 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $10,712,000 at December 31, 2008.

While the deferred tax assets are not assured of realization, management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized. In reaching this conclusion, we have evaluated certain relevant criteria including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating losses, and other carryforwards. Should the Company fail to generate sufficient pre-tax profits in future periods, we may be required to establish valuation allowances against these deferred tax assets, resulting in a charge to income in the period of determination.

The Company does not provide U.S. income taxes on its foreign subsidiaries’ undistributed earnings, as they are deemed to be permanently reinvested outside the United States. Non-U.S. income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Upon repatriation, the Company would provide the appropriate U.S. income taxes on these earnings, net of applicable foreign tax credits.

Cash paid for income taxes totaled $15,318,000 in 2008, which includes a payment of $3,456,000 to conclude an Internal Revenue Service examination, $7,030,000 in 2007, and $18,356,000 in 2006.

NOTE 16:	Restructuring Charge

In November 2008, the Company announced the closure of its facility in Duluth, Georgia scheduled for mid-2009, which the Company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, a sales training and support group, as well as a team of finance support staff. The distribution center will be consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions will be transferred to another location, the majority of these positions, and all of the finance positions, will be eliminated.

The Company estimates the total restructuring charge to be approximately $1,500,000, of which $258,000 was recorded in the fourth quarter 2008 and included in “Restructuring charge” on the Consolidated Statements of Operations in the MVSD reporting segment. The remainder of the costs will be recognized primarily during the first half of 2009. The following table summarizes the restructuring plan (in thousands):

	Total Amount	Incurred In
	Expected to	Year Ended
	be Incurred	December 31, 2008

One-time termination benefits	$647	$254
Contract termination costs	340	-
Other associated costs	513	4

	$1,500	$258

One-time termination benefits include severance and retention bonuses for 40 employees whom either were terminated or were notified they will be terminated at a future date. Severance and retention bonuses for these employees will be recognized over the service period. Contract termination costs include rental payments for the Duluth, Georgia facility that will be incurred after the distribution activities are transferred

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Restructuring Charge (continued)

to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs will be recognized when the Company ceases to use the Duluth, Georgia facility. Other associated costs include salaries of employees performing duplicative roles during the transition, travel and transportation expenses between Georgia and Massachusetts related to closure of the Georgia facility, as well as outplacement services for the terminated employees. These costs will be recognized when the services are performed.

The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (In thousands):

Balance at January 1, 2008	$-
Restructuring charges	258
Cash payments	(51)

Balance at December 31, 2008	$207

NOTE 17:	Weighted Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Basic weighted-average common shares outstanding	41,437	43,725	45,559
Effect of dilutive stock options	117	338	1,089

Diluted weighted-average common and common-equivalent shares outstanding	41,554	44,063	46,648

Stock options to purchase 11,293,656, 9,229,253, and 5,761,820 shares of common stock were outstanding in 2008, 2007, and 2006, respectively, but were not included in the calculation of diluted net income per share because they were anti-dilutive.

NOTE 18:	Segment and Geographic Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding unusual items and stock-based compensation expense.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Segment and Geographic Information (continued)

The following table summarizes information about segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Year Ended December 31, 2008
Product revenue	$197,211	$26,032	-	$223,243
Service revenue	9,375	10,062	-	19,437
Depreciation and amortization	12,234	247	$394	12,875
Goodwill and intangibles	109,045	2,998	-	112,043
Operating income	42,624	4,078	(21,598)	25,104
Year Ended December 31, 2007
Product revenue	$182,755	$18,905	-	$201,660
Service revenue	13,357	10,666	-	24,023
Depreciation and amortization	9,310	252	$357	9,919
Goodwill and intangibles	117,374	3,133	-	120,507
Operating income	49,736	1,927	(23,527)	28,136
Year Ended December 31, 2006
Product revenue	$195,097	$19,735	-	$214,832
Service revenue	12,978	10,508	-	23,486
Depreciation and amortization	9,639	260	$270	10,169
Goodwill and intangibles	122,113	2,833	-	124,946
Operating income	65,810	3,380	(24,717)	44,473

Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs, professional fees, and patent infringement litigation. In 2006, corporate expenses also included costs associated with the Company’s 25th Anniversary party. Reconciling items for 2008 also include a restructuring charge. Additional asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented. Additional asset information is not provided because cash and investments are commingled and the divisions share assets and resources in a number of locations around the world.

No customer accounted for greater than 10% of revenue in 2008, 2007, or 2006.

The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Japan	Other	Consolidated

Year Ended December 31, 2008
Product revenue	$66,172	$82,024	$48,508	$26,539	$223,243
Service revenue	7,469	6,468	4,328	1,172	19,437
Long-lived assets	127,061	20,799	2,447	254	150,561
Year Ended December 31, 2007
Product revenue	$68,487	$65,835	$47,535	$19,803	$201,660
Service revenue	10,159	7,187	4,783	1,894	24,023
Long-lived assets	134,766	18,999	1,894	171	155,830
Year Ended December 31, 2006
Product revenue	$73,092	$60,162	$61,494	$20,084	$214,832
Service revenue	10,348	6,502	5,430	1,206	23,486
Long-lived assets	139,261	11,479	1,820	108	152,668

Revenue is presented geographically based upon the customer’s country of domicile.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Acquisition of AssistWare Technology, Inc. and Sale of Lane Departure Warning Business

In May 2006, the Company acquired all of the outstanding shares of AssistWare Technology, Inc., a privately-held developer of Lane Departure Warning Systems, for $2,998,000 in cash paid at closing, with additional cash payments of $502,000 in the second quarter of 2007, $500,000 in the fourth quarter of 2007, and $1,000,000 in the second quarter of 2008 that were dependent upon the achievement of certain performance criteria that the Company determined had been met and were allocated to goodwill. The $2,998,000 purchase price included $150,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting.

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

The goodwill was assigned to the MVSD segment. None of the acquired intangible assets, including goodwill, were deductible for tax purposes. The Company obtained third-party valuations of the acquired intangible assets.

For two years after the acquisition date, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was included in the MVSD segment, but was never integrated with the other Cognex businesses. During the second quarter of 2008, management determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers prefer to work exclusively with their existing Tier One suppliers and, although these suppliers have expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, in July 2008, the Company sold all of the assets of its lane departure business to Takata Holdings, Inc. for $3,208,000 in cash (less $38,000 of costs to sell), of which $250,000 was received in the second quarter of 2008, $2,585,000 was received in the third quarter of 2008, and the remaining $373,000 (representing a closing working capital adjustment and an amount held in escrow) is expected to be received before the end of 2009.

Management concluded that the assets of the lane departure warning business met all of the criteria to be classified as “held-for-sale” as of June 29, 2008. Accordingly, the Company recorded a $2,987,000 loss in the second quarter of 2008 to reduce the carrying amount of these assets down to their fair value less

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Acquisition of AssistWare Technology, Inc. and Sale of Lane Departure Warning Business (continued)

costs to sell. The carrying amounts of the major classes of assets included as part of the disposal group were as follows at June 29, 2008 (in thousands):

Inventories	$85
Prepaid expenses and other current assets	45
Property, plant, and equipment, net	49
Intangible assets	222
Goodwill	5,756
Valuation allowance	(2,987)

Total proceeds, net of costs to sell	$3,170

Management also concluded that the disposal group met the criteria of a discontinued operation, and has presented the loss from operations of this discontinued business separate from continuing operations on the Consolidated Statements of Operations. Revenue reported in discontinued operations was not material in any of the years presented.

NOTE 20:	Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter. During the second quarter of 2008, the Company’s Board of Directors voted to increase the quarterly cash dividend from $0.085 to $0.150 per share. Dividend payments amounted to $19,281,000 in 2008, $14,898,000 in 2007, and $15,058,000 in 2006.

On February 17, 2009, the Company’s Board of Directors declared a cash dividend of $0.150 per share. The dividend will be paid on March 20, 2009 to all shareholders of record at the close of business on March 6, 2009.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 30,	June 29,	September 28,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)

Revenue	$60,513	$67,089	$63,256	$51,822
Gross margin	43,458	48,064	45,848	36,883
Operating income (loss)	8,003	10,726	7,987	(1,612)
Income from continuing operations	8,590	8,762	11,333	1,814
Net income	8,475	5,653	11,333	1,814
Basic income from continuing operations per share	0.20	0.21	0.27	0.05
Diluted income from continuing operations per share	0.20	0.21	0.27	0.05
Basic net income per share	0.20	0.13	0.27	0.05
Diluted net income per share	0.20	0.13	0.27	0.05

	Quarter Ended
	April 1,	July 1,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenue	$50,927	$54,742	$54,743	$65,271
Gross margin	36,539	36,792	40,158	47,844
Operating income	4,688	4,329	7,485	11,634
Income from continuing operations	4,688	3,940	7,571	11,348
Net income	4,635	3,827	7,343	11,094
Basic income from continuing operations per share	0.11	0.09	0.17	0.26
Diluted income from continuing operations per share	0.10	0.09	0.17	0.26
Basic net income per share	0.10	0.09	0.17	0.26
Diluted net income per share	0.10	0.09	0.17	0.25

COGNEX CORPORATION - REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (Untied States) the consolidated financial statements of Cognex Corporation and subsidiaries referred to in our report dated February 17, 2009, which is included in the 2008 Annual Report on Form 10-K of Cognex Corporation. Our audit of the basic financial statements included the financial statement schedule listed in Item 15(2) of this Form 10-K which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 17, 2009

COGNEX CORPORATION - REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cognex Corporation:

We have audited the consolidated statements of operations, shareholders’ equity, and cash flows of Cognex Corporation for the year ended December 31, 2006, and have issued our report thereon dated February 26, 2007, except for Note 19 relating to fiscal year 2006, as to which the date is February 17, 2009, (included elsewhere in this Annual Report (Form 10-K)). Our audit also included the 2006 financial statement schedule listed in Item 15(2) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the 2006 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young, LLP

Boston, Massachusetts
February 26, 2007
Except for Note 19 relating to fiscal year 2006
as to which the date is February 17, 2009

COGNEX CORPORATION - SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts	Deductions		Other	Period
			(In thousands)

Reserve for Uncollectible Accounts:
2008	$1,317	$153	$-	$(77	) (a)	$(103) (b)	$1,290
2007	1,662	34	-	(407	) (a)	28 (b)	1,317
2006	2,370	200	-	(273	) (a)	(635) (b)	1,662

(a)	Specific write-offs
(b) Collections of previously written-off accounts and foreign exchange rate changes; 2006 also includes an $800,000 reversal of previously established reserves that were not supported by specific uncollectible accounts

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed more fully in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission with respect to the Company’s Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders, on September 5, 2007, Ernst & Young LLP was dismissed and Grant Thornton LLP was appointed as the Company’s independent registered public accounting firm. There were no disagreements with accountants on accounting or financial disclosure during 2008 or 2007.

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

Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

To The Board of Directors and Shareholders of Cognex Corporation:

We have audited Cognex Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cognex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Cognex Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cognex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Cognex Corporation and subsidiaries and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 17, 2009

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2009 Annual Meeting of Shareholders to be held on April 23, 2009 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers and Other Members of the Management Team of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.

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

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2009 Annual Meeting of Shareholders to be held on April 23, 2009 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2009 Annual Meeting of Shareholders to be held on April 23, 2009 and is incorporated herein by reference.

The following table provides information as of December 31, 2008 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants,	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants, and rights	in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by shareholders	11,256,848 (1)	$25.15	2,051,515 (2)
Equity compensation plans not approved by shareholders	148,878 (3)	21.20	7,110,000 (4)

	11,405,726	$25.10	9,161,515

(1)	Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1998 Stock Incentive Plan, 1998 Non-Employee Director Stock Option Plan, and 2007 Stock Option and Incentive Plan. Does not include purchase rights accruing under the Employee Stock Purchase Plan (ESPP) because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Option and Incentive Plan. Includes 240,305 shares available for future issuance under the ESPP.
(3)	Includes shares to be issued upon the exercise of outstanding options under the Company’s 2001 Interim General Stock Incentive Plan.
(4)	Includes shares remaining available for future issuance under the Company’s 2001 General Stock Option Plan.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2009 Annual Meeting of Shareholders to be held on April 23, 2009 and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2009 Annual Meeting of Shareholders to be held on April 23, 2009 and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements

The financial statements are included in Part II – Item 8 of this Annual Report on Form 10-K.

(2)  Financial Statement Schedule

Financial Statement Schedule II is included in Part II – Item 8 of this Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ Robert J. Shillman Robert J. Shillman	Chief Executive Officer, President, and Chairman of the Board of Directors (principal executive officer)	February 17, 2009

/s/ Richard A. Morin Richard A. Morin	Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	February 17, 2009

/s/ Patrick Alias Patrick Alias	Director	February 17, 2009

/s/ Jerald Fishman Jerald Fishman	Director	February 17, 2009

/s/ Theodor Krantz Theodor Krantz	Director	February 17, 2009

/s/ Edward Smith Edward Smith	Director	February 17, 2009

/s/ Anthony Sun Anthony Sun	Director	February 17, 2009

/s/ Reuben Wasserman Reuben Wasserman	Director	February 17, 2009

EXHIBIT INDEX

EXHIBIT NUMBER

3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
3B	Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
3C	By-laws of Cognex Corporation, as amended and restated through November 21, 2007 (incorporated by reference to Exhibit 3B of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
3D	Amendment to By-laws of Cognex Corporation, dated March 1, 2008 (incorporated by reference to Exhibit 3.1 of Cognex’s Current Report on Form 8-K filed on March 3, 2008 [File No. 0-17869])
4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])
4B	Shareholder Rights Agreement, dated December 4, 2008, between Cognex Corporation and National City Bank (incorporated by reference to Exhibit 4.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
10A*	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10B*	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10C*	Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10D*	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10E*	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10F*	Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 [File No. 0-17869])
10G*	Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10H*	Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])
10I*	First Amendment to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 [File No. 0-17869])

EXHIBIT NUMBER

10J*	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])
10K*	Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 1 to the Registration Statement on Form S-8 [Registration No. 333-100709])
10L*	Amendment to Cognex Corporation 2001 General Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10M*	Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Special Meeting in lieu of the 2007 Annual Meeting of Shareholders, filed on March 14, 2007 [File No. 0-17869])
10N*	Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias, Jerald G. Fishman, Anthony Sun and Reuben Wasserman (incorporated by reference to Exhibit 10R of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
10O*	Form of Letter Agreement between Cognex Corporation and Eric A. Ceyrolle (incorporated by reference to Exhibit 10S of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
10P*	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10T of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
10Q*	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 [File No. 0-17869])
10R*	Separation Agreement by and between Cognex Corporation and James F. Hoffmaster (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K/A, filed on April 12, 2007 [File No. 0-17869])
10S*	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 (incorporated by reference to Exhibit 10P of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 0-17869])
10T*	Summary of Annual Bonus Program (filed herewith)
10U*	Summary of Director Compensation (filed herewith)
10V*	Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K filed on March 3, 2008 [File No. 0-17869])
10W*	Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K filed on June 19, 2008 [File No. 0-17869])
10X*	Amendment to Employment Agreement with Robert Willett, dated November 14, 2008 (filed herewith)
10Y*	Form of Stock Option Agreement under 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 [File No. 0-17869])
10Z*	Letter from the Company to Richard A. Morin regarding Stock Option Agreements (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 [File No. 0-17869])
14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 0-17869])

EXHIBIT NUMBER

21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)

* Indicates management contract or compensatory plan or arrangement