Form 10-Q
period 2009-04-05
COGNEX CORP
filed 2009-05-06
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 5, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of April 5, 2009, there were 39,655,616 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Quarter Ended
	April 5,	March 30,
	2009	2008
	(unaudited)

Revenue
Product	$38,128	$54,943
Service	4,159	5,570

	42,287	60,513

Cost of revenue
Product	10,386	13,992
Service	3,078	3,063

	13,464	17,055

Gross margin
Product	27,742	40,951
Service	1,081	2,507

	28,823	43,458

Research, development, and engineering expenses	8,835	8,929
Selling, general, and administrative expenses	26,141	26,526
Restructuring charge (Note 14)	297	—

Operating income (loss)	(6,450)	8,003

Foreign currency gain (loss)	(392)	1,118
Investment income	884	1,977
Other income	1,800	355

Income (loss) from continuing operations before income tax expense	(4,158)	11,453
Income tax expense (benefit) on continuing operations	(748)	2,863

Income (loss) from continuing operations	(3,410)	8,590
Loss from operations of discontinued business, net of tax (Note 17)	—	(115)

Net income (loss)	$(3,410)	$8,475

Basic earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$(0.09)	$0.20
Loss from discontinued operations	$0.00	$0.00

Net income (loss)	$(0.09)	$0.20

Diluted earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$(0.09)	$0.20
Loss from discontinued operations	$0.00	$0.00

Net income (loss)	$(0.09)	$0.20

Weighted-average common and common-equivalent shares outstanding:
Basic	39,655	42,978

Diluted	39,655	43,116

Cash dividends per common share	$0.150	$0.085

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 5,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$123,020	$127,138
Short-term investments	52,494	52,559
Accounts receivable, less reserves of $1,624 and $1,290 in 2009 and 2008, respectively	21,895	30,510
Inventories	24,395	25,063
Deferred income taxes	11,256	10,231
Prepaid expenses and other current assets	15,220	18,923

Total current assets	248,280	264,424

Long-term investments	31,334	41,389
Property, plant, and equipment, net	28,011	27,764
Deferred income taxes	18,906	17,673
Intangible assets, net	28,779	31,278
Goodwill	80,453	80,765
Other assets	9,932	10,754

	$445,695	$474,047

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,915	$6,780
Accrued expenses	17,150	21,855
Accrued income taxes	1,861	2,986
Deferred revenue and customer deposits	15,392	19,429

Total current liabilities	39,318	51,050

Reserve for income taxes	10,063	9,922

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value —
Authorized: 140,000 shares, issued: 39,655 shares in 2009 and 2008	79	79
Additional paid-in capital	75,048	73,280
Retained earnings	335,867	345,225
Accumulated other comprehensive loss	(14,680)	(5,509)

Total shareholders’ equity	396,314	413,075

	$445,695	$474,047

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Loss	Equity
Balance as of December 31, 2008	39,655	$79	$73,280	$345,225	$(5,509)		$413,075

Stock-based compensation expense	—	—	1,855	—	—	—	1,855
Excess tax benefit from stock option exercises	—	—	(87)	—	—	—	(87)
Payment of dividends	—	—	—	(5,948)	—	—	(5,948)
Comprehensive loss:
Net loss	—	—	—	(3,410)	—	$(3,410)	(3,410)
Net unrealized loss on available-for-sale investments, net of tax of $95	—	—	—	—	(162)	(162)	(162)
Foreign currency translation adjustment, net of tax benefit of $287	—	—	—	—	(9,009)	(9,009)	(9,009)

Comprehensive loss						$(12,581)

Balance as of April 5, 2009 (unaudited)	39,655	$79	$75,048	$335,867	$(14,680)		$396,314

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended
	April 5,	March 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,410)	$8,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,855	1,873
Depreciation and amortization	2,931	2,876
Intangible asset impairment charge (Note 6)	1,000	—
Provision for excess and obsolete inventory	1,057	223
Tax effect of stock option exercises	87	(462)
Deferred income tax	(2,046)	(905)
Change in operating assets and liabilities.	(956)	1,610

Net cash provided by operating activities	518	13,690

Cash flows from investing activities:
Purchase of investments	(1,677)	(16,822)
Maturity and sale of investments	11,170	65,254
Purchase of property, plant, and equipment	(1,741)	(1,709)

Net cash provided by investing activities	7,752	46,723

Cash flows from financing activities:
Issuance of common stock under stock option plans	—	2,901
Repurchase of common stock	—	(32,688)
Payment of dividends	(5,948)	(3,658)
Tax effect of stock option exercises	(87)	462

Net cash used in financing activities	(6,035)	(32,983)

Effect of foreign exchange rate changes on cash	(6,353)	7,890

Net increase (decrease) in cash and cash equivalents	(4,118)	35,320
Cash and cash equivalents at beginning of period	127,138	104,144

Cash and cash equivalents at end of period	$123,020	$139,464

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the Company’s financial position as of April 5, 2009, and the results of its operations for the quarters ended April 5, 2009 and March 30, 2008, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the quarter ended April 5, 2009 are not necessarily indicative of the results to be expected for the full year. Results for the quarter ended March 30, 2008 have been restated to present discontinued operations.
NOTE 2: New Pronouncements
FASB Staff Position: Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the Financial Accounting Standards Board issued Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. FSP SFAS No. 157-4 also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures. The provisions of FSP SFAS No. 157-4 are effective for the Company’s quarter ending July 5, 2009. The Company does not expect this FSP to have a material impact on its financial condition or results of operations.
FASB Staff Position: Statement of Financial Accounting Standards No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the Financial Accounting Standards Board issued Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. The provisions of FSP SFAS No. 115-2 and No. 124-2 are effective for the Company’s quarter ending July 5, 2009. The Company does not expect this FSP to have a material impact on its financial condition or results of operations.
NOTE 3: Fair Value Measurements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements (continued)
The Company applies the three-level valuation hierarchy for fair value measurements as prescribed by SFAS No. 157. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation methodology utilize unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 5,	December 31,
	2009	2008

Cash	$119,971	$124,339
Cash equivalents	3,049	2,799

Cash and cash equivalents	$123,020	$127,138

Municipal bonds	52,494	52,559

Short-term investments	$52,494	$52,559

Municipal bonds	23,866	33,921
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	$31,334	$41,389

	$206,848	$221,086

The following table presents the Company’s fair value hierarchy for its municipal bond investments as of April 5, 2009 (in thousands):

	Significant Other	Significant
	Observable	Unobservable
	Inputs (Level 2)	Inputs (Level 3)	Total

Municipal bond investments	$74,760	$1,600	$76,360

With the exception of auction rate securities, the Company’s municipal bond investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. The Level 3 investments are student loan auction rate securities that had a failed auction on May 20, 2008 for which the Company was unable to corroborate the fair value with observable market data. These auction rate securities are reported at fair value based on a discounted cash flow analysis, which uses significant unobservable inputs. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. It is important to note that an auction failure does not denote a default in the security, but is merely indicative of a liquidity issue. Because of this development, the Company classified these securities as long-term investments on the Consolidated Balance Sheet as of April 5, 2009. Ultimately, the Company believes that the full principal value of these securities will be recovered. To date, the Company has collected all

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments (continued)
interest payable on these securities when due, and expects to continue to do so in the future until a successful auction takes place, the issuer calls or restructures the securities, or a buyer outside the auction process emerges.
The changes in the Level 3 municipal bond investments were as follows (in thousands):

Balance as of December 31, 2008	$2,000
Unrealized loss during the period	(400)

Balance as of April 5, 2009	$1,600

The unrealized loss during the period is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and relates to assets that were held by the Company as of April 5, 2009.
The Company’s limited partnership interest is accounted for using the cost method. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has incurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value, and therefore, these assets are measured at fair value on a nonrecurring basis. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the portfolio consists of securities of public and private companies, and therefore, inputs used in the fair value calculation are classified as Level 3. There has not been a change to the carrying amount of this asset in the quarter ended April 5, 2009.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 5,	December 31,
	2009	2008

Raw materials	$11,455	$14,722
Work-in-process	2,085	976
Finished goods	10,855	9,365

	$24,395	$25,063

NOTE 6: Intangible Assets and Goodwill
In March 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG and leading supplier of wafer identification systems to semiconductor manufacturers in Europe. The acquisition was accounted for under the purchase method of accounting and a portion of the purchase price was allocated to an intangible asset for relationships with a group of customers (Siemens Customer Relationships) reported under the MVSD segment. In the first quarter of 2009, the Company’s wafer identification business decreased dramatically from the levels experienced in 2008 and it became apparent that a recovery was unlikely to happen before the end of the year. Although the Company’s wafer identification business began to decline in the second half of 2008, the Company previously believed this business would recover during 2009 based upon industry information, as well as input from the Company’s sales force. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined this significant decrease in business in the first quarter of 2009 was a “triggering event” that required the Company to perform an impairment test of the Siemens Customer Relationships. The

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Intangible Assets and Goodwill (continued)
Company estimated the fair value of the Siemens Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009 compared to a carrying value of $1,300,000 resulting in an impairment charge of $1,000,000, which is included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. The Company plans to amortize the remaining $300,000 asset over its estimated remaining life of two years on a straight-line basis.
The following table presents the Company’s fair value hierarchy for the Siemens Customer Relationships as of April 5, 2009 (in thousands):

	Significant
	Unobservable
	Inputs (Level 3)	Total	Total Loss

Siemens Customer Relationships	$300	$300	$(1,000)

The significant inputs in the discounted cash flow analysis include an estimate of revenue streams from the customers obtained in the acquisition and estimates of expenses attributable to the revenue stream. The estimate of revenue streams from the customers obtained in the acquisition was based upon actual revenue streams from these customers in the first quarter of 2009, as well as input from the Company’s sales and marketing personnel who interact with these customers. Estimates of expenses attributable to the revenue stream were based upon the Company’s historical expense levels. The discount factor used in the discounted cash flow analysis was not a significant input to the analysis due to the short time frame of the revenue stream.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate the carrying value of these assets may not be recoverable. An analysis prepared by the Company in the first quarter of 2009 indicated that no impairment of goodwill or other intangible assets, except the $1,000,000 impairment of Siemens Customer Relationships, was necessary as of April 5, 2009. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7: Warranty Obligations (continued)
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2008	$1,657
Provisions for warranties issued during the period	418
Fulfillment of warranty obligations	(419)
Foreign exchange rate changes	(49)

Balance as of April 5, 2009	$1,607

NOTE 8: Contingencies
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. This matter is in its early stages. The Company cannot predict the outcome of this matter and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. This matter is in its early stages. The Company cannot predict the outcome of this matter and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against Cognex. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
NOTE 9: Indemnification Provisions
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
In the ordinary course of business, the Company may accept standard limited indemnification provisions in connection with the sale of its products, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is generally subject to fixed monetary

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9: Indemnification Provisions (continued)
limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.
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
NOTE 10: Derivative Instruments
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amedment of FASB Statement No. 133,” which requires enhanced disclosures about the objectives of derivative instruments, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Hedging Activities” and its related interpretations, and how derivative instruments affect an entity’s financial position, results of operations, and cash flows. The Company adopted this standard effective January 1, 2009.
The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently mitigates certain foreign currency exchange rate risks with derivative instruments. The Company does not currently manage its interest rate risk with derivative instruments.
The Company faces exposure to exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. The Company faces two types of foreign currency exchange rate exposures:
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
The Company currently uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposures. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and Japanese Yen, as well as the Irish subsidiary’s tax prepayment denominated in Japanese Yen. These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Derivative Instruments (continued)
In accordance with FAS No. 133, these forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations.
As of April 5, 2009, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	1,016,000,000 Japanese Yen
U.S. Dollar/Euro	2,152,500 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of April 5, 2009 and December 31, 2008 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives

	Balance	Fair Value		Balance	Fair Value
	Sheet	April 5,	December 31,	Sheet	April 5,	December 31,
	Location	2009	2008	Location	2009	2008
Currency forward contracts	Prepaid expenses and other current assets	$356	$207	Accrued expenses	$8	$255
Information regarding the effect of the forward contracts, net of the underlying exposures, on the Consolidated Statements of Operations for the quarters ended April 5, 2009 and March 30, 2008 was as follows (in thousands):

	Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income
	Recognized in	on Derivative
	Income on	April 5,	March 30,
	Derivative	2009	2008

Currency forward contracts	Foreign currency gain (loss)	$ (176)	$267
The following table presents the Company’s fair value hierarchy for its forward contracts as of April 5, 2009 (in thousands):

	Quoted Prices in
	Active Markets for
	Identical Assets
	(Level 1)	Total

Currency forward contracts	$348	$348

The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of April 5, 2009, the Company had 8,921,210 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (7,110,000) and the 2007 Stock Option and Incentive Plan (1,811,210). Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock at the grant date, generally vest over four years based on continuous service, and generally expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the quarter ended April 5, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	(in thousands)	Price	Term (in years)	(in thousands)

Outstanding as of December 31, 2008	11,406	$25.10
Forfeited or Expired	(320)	24.70

Outstanding as of April 5, 2009	11,086	$25.11	5.9	$588

Exercisable as of April 5, 2009	7,975	$26.45	4.9	$588

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
The Company did not grant any stock options in the quarter ended April 5, 2009. The fair values of stock options granted in the quarter ended March 30, 2008 were estimated using the following weighted-average assumptions:

Risk-free rate	3.9%
Expected dividend yield	1.8%
Expected volatility	42%
Expected term (in years)	5.9
Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
The current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the grant date. The current dividend yield is then adjusted to reflect the Company’s expectations relative to future dividend declarations.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Stock-Based Compensation Expense (continued)
Expected volatility
The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The weighted-average grant-date fair value of stock options granted in the quarter ended March 30, 2008 was $7.22. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company applies estimated forfeiture rates to its unvested options to arrive at the amount of compensation expense that should be recognized over the requisite service period. These rates are revised in subsequent periods if actual forfeitures differ from these estimates. Ultimately, compensation expense will only be recognized over the vesting period for those options that actually vest.
Effective January 1, 2009, the Company revised its estimated forfeiture rates and the cumulative effect of this change resulted in a reduction in compensation expense of approximately $480,000 in the quarter ended April 5, 2009. The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 71% of its stock options granted to senior management and 65% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 10% to all unvested options for senior management and a rate of 14% for all other employees.
The total stock-based compensation expense and the related income tax benefit recognized was $1,855,000 and $609,000, respectively, for the quarter ended April 5, 2009, and $1,873,000 and $596,000, respectively, for the quarter ended March 30, 2008. No compensation expense was capitalized as of April 5, 2009 or December 31, 2008. The total intrinsic value of stock options exercised for the quarter ended March 30, 2008 was $1,364,000. The total fair value of stock options vested for the quarters ended April 5, 2009 and March 30, 2008 was $12,022,000 and $15,060,000, respectively.
The following table details the stock-based compensation expense by caption for each quarter presented on the Consolidated Statements of Operations (in thousands):

	Quarter Ended
	April 5,	March 30,
	2009	2008
Product cost of revenue	$189	$170
Service cost of revenue	82	188
Research, development, and engineering	576	865
Selling, general, and administrative	1,008	650

	$1,855	$1,873

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Stock-Based Compensation Expense (continued)
As of April 5, 2009, total unrecognized compensation expense related to non-vested stock options was $9,166,000, which is expected to be recognized over a weighted-average period of 1.8 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 5, 2009, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the quarter ended April 5, 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including the stock price levels and share availability.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Quarter Ended
	April 5,	March 30,
	2009	2008

Income tax at federal statutory rate	(35%)	35%
State income taxes, net of federal benefit	(1)	3
Tax-exempt investment income	(5)	(4)
Foreign tax rate differential	21	(11)
Discrete tax events	—	1
Other	2	1

Income tax provision (benefit)	(18%)	25%

The Company’s effective tax rate on continuing operations for the quarter ended April 5, 2009 was a benefit of 18% compared to a provision of 25% for the quarter ended March 30, 2008. The effective tax rate for the quarter ended March 30, 2008 included the impact of the following discrete tax events: an increase in tax expense of $136,000 for a capital loss reserve and a decrease in tax expense of $48,000 to decrease a FIN 48 reserve for the true-up of a prior year estimate. These discrete tax events increased the effective tax rate for the quarter ended March 30, 2008 by one hundred basis points from 24% to 25%. The effective tax rate excluding discrete tax events decreased from a provision of 24% to a benefit of 18% due to a higher proportion of current-year projected losses being incurred in low tax jurisdictions compared to high tax jurisdictions.
During the quarter ended April 5, 2009, the Company recorded a $126,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Estimated interest and penalties included in these amounts totaled $40,000. Interest, net of federal benefit, and penalties are recorded as tax expense.
The Company’s reserve for income taxes, including gross interest and penalties of $1,801,000, was $10,063,000 as of April 5, 2009 and would reduce income tax expense in a future period, if the Company’s tax positions were sustained. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities as of April 5, 2009. As a result of statute of limitations expirations, there is a potential that a portion of the reserves could be released, which would decrease income tax expense by as much as $3,000,000 within the next twelve months.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Taxes (continued)
The Company has defined its major tax jurisdictions as the United States, Ireland and Japan, and within the United States, Massachusetts and California. The tax years 1999 through 2008 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. Open tax years from 1999 to 2004 relate to tax matters arising from the acquisition of DVT Corporation. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has been granted Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $7,766,000 based upon the April 5, 2009 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.
The Company recorded $2,003,000 and $425,000 of other income in the quarters ended April 5, 2009 and March 30, 2008, respectively, upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. These amounts are included in “Other income” on the Consolidated Statements of Operations.
NOTE 14: Restructuring Charge
In November 2008, the Company announced the closure of its facility in Duluth, Georgia scheduled for mid-2009, which the Company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, and a sales training and support group, as well as a team of finance support staff. The distribution center will be consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions will be transferred to other locations, the majority of these positions, and all of the finance positions, will be eliminated.
The Company estimates the total restructuring charge to be approximately $1,250,000, of which $555,000 has been recorded to date and included in “Restructuring charge” on the Consolidated Statements of Operations in the MVSD reporting segment. The majority of the remaining cost will be recognized during the second quarter of 2009. The following table summarizes the restructuring plan (in thousands):

			Cumulative Amount
	Total Amount	Incurred in the	Incurred through
	Expected to be	Quarter Ended	Quarter Ended
	Incurred	April 5, 2009	April 5, 2009

One-time termination benefits	$577	$210	$464
Contract termination costs	307	—	—
Other associated costs	366	87	91

	$1,250	$297	$555

One-time termination benefits include severance and retention bonuses for 33 employees who were either terminated or notified that they will be terminated at a future date. Severance and retention bonuses for these employees will be recognized over the service period. Contract termination costs include rental payments for the Duluth, Georgia facility that will be incurred after the distribution activities are transferred

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Restructuring Charge (continued)
to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs will be recognized when the Company ceases to use the Duluth, Georgia facility. Other associated costs include travel and transportation expenses between Georgia and Massachusetts related to closure of the Georgia facility and relocation costs related to employees transferred to other locations, as well as outplacement services for the terminated employees. These costs will be recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2008	$207
Restructuring charges	354
Cash payments	(152)
Restructuring adjustments	(57)

Balance as of April 5, 2009	$352

Restructuring adjustments are primarily due to the forfeiture of one-time termination benefits, including severance and retention bonuses by certain employees who voluntarily terminated their employment prior to the end of the communicated service period. The impact of revisions to the service period for certain employees entitled to severance and retention bonuses is also included in the restructuring adjustment.
NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Quarter Ended
	April 5,	March 30,
	2008	2008

Basic weighted-average common shares outstanding	39,655	42,978
Effect of dilutive stock options	—	138

Weighted-average common and common-equivalent shares outstanding	39,655	43,116

Stock options to purchase 11,208,358 and 10,727,401 shares of common stock, on a weighted-average basis, were outstanding for the quarters ended April 5, 2009, and March 30, 2008, respectively, but were not included in the calculation of diluted net income (loss) per share because they were anti-dilutive. Additionally, because the Company recorded a net loss during the quarter ended April 5, 2009, potential common stock equivalents of 888 were not included in the calculation of diluted net loss per share for this quarter.
NOTE 16: Segment Information
The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspections Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, papers, non-wovens, plastics and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16: Segment Information (continued)
performance based upon income or loss from operations, excluding unusual items and stock-based compensation expense.
The following table summarizes information about the segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated
Quarter Ended April 5, 2009
Product revenue	$33,757	$4,371	—	$38,128
Service revenue	1,520	2,639	—	4,159
Operating loss	(1,346)	(474)	$(4,630)	(6,450)

Quarter Ended March 30, 2008
Product revenue	$51,190	$3,753	—	$54,943
Service revenue	3,054	2,516	—	5,570
Operating income (loss)	13,399	(34)	$(5,362)	8,003
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
NOTE 17: Loss from Operations of a Discontinued Business
In May 2006, the Company acquired all of the outstanding shares of AssistWare Technology, Inc., a privately-held developer of Lane Departure Warning Systems, for $2,998,000 in cash paid at closing, with additional cash payments of $502,000 in the second quarter of 2007, $500,000 in the fourth quarter of 2007, and $1,000,000 in the second quarter of 2008 that were dependent upon the achievement of certain performance criteria that the Company determined had been met and were allocated to goodwill.
For two years after the acquisition date, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was included in the MVSD segment, but was never integrated with the other Cognex businesses. During the second quarter of 2008, management determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers prefer to work exclusively with their existing Tier One suppliers and, although these suppliers have expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, in July 2008, the Company sold all of the assets of its lane departure business to Takata Holdings, Inc. for $3,208,000 in cash (less $38,000 of costs to sell), of which $250,000 was received in the second quarter of 2008, $2,585,000 was received in the third quarter of 2008, and the remaining $373,000 (representing an amount held in escrow) is expected to be received before the end of 2009.
Management concluded that the assets of the lane departure warning business met all of the criteria to be classified as “held-for-sale” as of June 29, 2008. Accordingly, the Company recorded a $2,987,000 loss in the second quarter of 2008 to reduce the carrying amount of these assets down to their fair value less costs to sell. Management also concluded that the disposal group met the criteria of a discontinued operation, and has presented the loss from operations of this discontinued business separate from

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17: Loss from Operations of a Discontinued Business (continued)
continuing operations on the Consolidated Statements of Operations. Revenue reported in discontinued operations was not material in any of the periods presented.
NOTE 18: Dividends
On February 17, 2009, the Company’s Board of Directors declared a cash dividend of $0.150 per share. The dividend was paid on March 20, 2009 to all shareholders of record at the close of business on March 6, 2009.
On May 4, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend is payable on June 19, 2009 to all shareholders of record at the close of business on June 5, 2009.
NOTE 19: Subsequent Event
In April 2009, the Company announced a variety of cost-cutting measures, including a work force reduction and office closures, intended to more closely align the Company’s cost structure with the current lower levels of business resulting from worldwide economic conditions.
The Company estimates the total restructuring charge from these actions to be approximately $4,000,000, which will be recorded in “Restructuring charge” on the Consolidated Statements of Operations in the MVSD reporting segment. The majority of these costs will be recognized during the second quarter of 2009.
The restructuring plan includes approximately $3,200,000 in one-time termination benefits and $800,000 in contract termination costs. One-time termination benefits include severance for approximately 80 employees who either were terminated or were notified they will be terminated at a future date. Severance for these employees will be recognized over the service period. Contract termination costs include lease termination payments or rental payments for the closed facilities incurred after the company ceases using these facilities and for which the Company will not receive an economic benefit. These contract termination costs will be recognized when the Company ceases to use these facilities.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign currency exchange rates; (5) the loss of a large customer; (6) the reliance upon key suppliers to manufacture and deliver critical components for our products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products and services; (12) the inability to protect our proprietary technology and intellectual property; (13) our involvement in time-consuming and costly litigation; (14) the impact of competitive pressures; (15) the challenges in integrating and achieving expected results in acquired businesses; (16) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (17) potential disruption to the Company’s business from its restructuring programs; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K, as updated in Part II — Item 1A of this report. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•	Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 77% of total revenue in the first quarter of 2009.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market has been in a prolonged downturn since early 2006. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 6% of total revenue in the first quarter of 2009.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 17% of total revenue in the first quarter of 2009.
Revenue for the first quarter of 2009 totaled $42,287,000, representing a 30% decrease from the prior year. This decrease was due to lower sales to customers in the semiconductor and electronics capital equipment and discrete factory automation markets, which have been impacted by the current worldwide economic slowdown. This lower revenue on a relatively flat operating expense base resulted in an operating loss of 15% of revenue in the first quarter of 2009 as compared to operating income of 13% of revenue in the prior year, and a loss per share from continuing operations of $0.09 in the first quarter of 2009 compared to income per share from continuing operations of $0.20 in the first quarter of 2008.
The Company’s revenue and profitability have been and will continue to be impacted by worldwide economic conditions, including the slowing global economies, the credit market crisis, and declining business confidence. These factors have contributed to delayed, reduced, or canceled capital spending by many companies, including many of the Company’s current and potential customers. While we cannot predict how long the current worldwide economic slowdown will last or how severely it will impact each of the Company’s three markets, we do not anticipate a significant recovery of business in 2009. As a result, the Company is taking actions in the second quarter of 2009, including a work force reduction, office closures, and mandatory shutdown days, as well as decreases in other discretionary spending, in order to better align its expenses to the lower revenue expectations for 2009. We believe, however, that unless the business climate improves significantly, these actions are unlikely to be sufficient for the Company to generate a profit in 2009.
Results of Operations
Revenue
Revenue for the first quarter of 2009 decreased by $18,226,000, or 30%, from the first quarter of 2008 due to lower sales to customers in the semiconductor and electronics capital equipment and discrete factory automation markets.
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 77% of total revenue in the first quarter of 2009 compared to 68% in the first quarter of 2008. Sales to these customers decreased by $9,283,000, or 22%, from the prior year. Demand from the Company’s factory automation customers continues to be impacted by the worldwide economic slowdown, which first began to impact the Company’s orders from these customers in the third quarter of 2008. Revenue in the first quarter of 2009 includes $4,400,000 related to an arrangement with a single customer for which product was shipped over the last two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009. Excluding the recognition of this deferred revenue, all of the Company’s product lines and regions experienced a decline in revenue. While we cannot predict how long the current worldwide economic slowdown will last or how severely it will continue to impact the factory automation market, we anticipate revenue for this market will be down for the second quarter of 2009 compared to the first quarter of 2009, which included the $4,400,000 of revenue from a single arrangement, described above, that will not recur.
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 6% of total revenue in the first quarter of 2009 compared to 22% in the first quarter of 2008. Sales to these customers decreased by $9,684,000, or 79%, from the prior year due to industry cyclicality as well as competitive market pressures. In recent years, the competitive landscape in this market has changed, and price and flexibility of purchasing hardware from other vendors have become more important factors in our customers’ purchasing decisions. The Company has addressed this market change by introducing software-only products; however, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. As a result of the continued impact of a prolonged industry downturn and pricing pressure, together with current worldwide economic conditions, we do not expect a significant change in this business in the second quarter of 2009.
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 17% of total revenue in the first quarter of 2009 compared to 10% in the first quarter of 2008. Revenue from these customers increased by $741,000, or 12%, from the prior year due to higher SmartView system sales. The increase in revenue from the prior year is primarily due to the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. While revenue to date from the Company’s surface inspection customers has not been significantly impacted by current worldwide economic conditions, long lead times are typical in this business, and therefore, the impact on this market may be delayed.
Product revenue for the first quarter of 2009 decreased by $16,815,000, or 31%, from the first quarter of 2008 primarily due to a lower volume of vision systems sold to customers in the semiconductor and electronics capital equipment and discrete factory automation markets. Product revenue in the first quarter of 2009 includes $4,400,000 related to an arrangement with a single customer for which product was shipped over the last two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009. Excluding the recognition of this deferred revenue, all of the Company’s product lines and regions experienced a decline in product revenue.
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, for the first quarter of 2009 decreased by $1,411,000, or 25%, from the first quarter of 2008 due to lower maintenance and support revenue. Maintenance and support revenue has declined due to the introduction of new products and functionality that make vision easier to use and require less maintenance and support. Service revenue increased as a percentage of total revenue to 10% in the first quarter of 2009 from 9% in the first quarter of 2008.
Gross Margin
Gross margin as a percentage of revenue was 68% for the first quarter of 2009 compared to 72% for the first quarter of 2008. This decrease was primarily due to a higher percentage of total revenue from the sale of surface inspection systems, which have lower margins than the sale of modular vision systems.
MVSD gross margin as a percentage of revenue was 74% for the first quarter of 2009 compared to 75% for the first quarter of 2008. The decrease in MVSD margin was primarily due to a lower service margin resulting from declining maintenance and support revenue without a corresponding decrease in service costs. The MVSD product margin remained relatively flat despite lower product revenue, as the impact of higher provisions for excess and obsolete inventory was offset by a higher-than-average margin achieved on the $4,400,000 revenue arrangement recognized in the first quarter of 2009. This arrangement included the transfer of source code, as well as the delivery of product, which resulted in a higher selling price and a higher-than-average margin on the overall arrangement.
SISD gross margin as a percentage of revenue was 40% for the first quarter of 2009 compared to 45% for the first quarter of 2008. The decrease in SISD margin was due to both lower product and service margins. The product margin declined because the systems sold in the first quarter of 2009 had a higher material component. The decrease in the service margin was due to higher costs on installations resulting from the start up of a service organization in Asia.
Product gross margin as a percentage of revenue was 73% for the first quarter of 2009 compared to 75% for the first quarter of 2008. This decrease was primarily due to a higher percentage of total revenue from the sale of surface inspection systems, which have lower margins than the sale of modular vision systems.

Service gross margin as a percentage of revenue was 26% for the first quarter of 2009 compared to 45% for the first quarter of 2008. Although support costs declined from the prior year due to improvements in product ease of use, service revenue declined at a greater rate.
Operating Expenses
MVSD research, development, and engineering (RD&E) expenses for the first quarter of 2009 decreased by $94,000, or 1%, from the first quarter of 2008, while SISD RD&E expenses remained flat.
MVSD RD&E expenses were relatively flat with the first quarter of 2008 because lower company bonus accruals ($296,000) and stock-based compensation expense ($275,000) were partially offset by an increase in personnel-related costs such as salaries and fringe benefits ($383,000). The decrease in stock-based compensation expense was due to a higher forfeiture rate and a decline in the number and value of shares granted. Although headcount was flat between the two periods, salaries and fringe benefits increased due to the impact of 2008 wage increases. In April 2009, the Company announced a number of cost-cutting measures intended to reduce MVSD RD&E expenses for the remainder of 2009 in response to lower revenue expectations for 2009.
RD&E expenses as a percentage of revenue were 21% in the first quarter of 2009 and 15% in the first quarter of 2008. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID Products business and the development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our ability to maintain and gain market share. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels and the Company anticipates RD&E spending as a percentage of revenue will be higher than these targets during 2009 despite the actions taken by the Company to reduce RD&E expenses for the remainder of the year.
Selling, general, and administrative (SG&A) expenses for the first quarter of 2009 decreased by $385,000, or 1%, from the first quarter of 2008. MVSD SG&A expenses decreased $113,000, or 1%, from the prior year, while SISD SG&A expenses increased $453,000, or 19%, from the prior year. Corporate expenses that are not allocated to either division were $725,000, or 20%, lower than the first quarter of 2008.
MVSD SG&A expenses were relatively flat with the first quarter of 2008 because decreases in discretionary spending and the favorable impact of changes in foreign currency exchange rates were offset by an intangible asset impairment charge incurred in the first quarter of 2009 ($1,000,000 — refer to Note 6 to the Consolidated Financial Statements), as well as higher personnel-related costs ($477,000), stock-based compensation expense ($364,000), and bad debt provisions ($326,000). Decreases in discretionary spending included costs related to the Company’s annual sales kick-off meetings ($609,000), marketing and promotional expenses ($362,000), sales demonstration equipment ($267,000), Company bonuses ($233,000), and travel and entertainment expenses ($171,000). The U.S. Dollar was stronger relative to the Euro in the first quarter of 2009 compared to the first quarter of 2008, resulting in lower SG&A costs when expenses of the Company’s European operations were translated to U.S. Dollars ($528,000). Although ending headcount was flat between the two periods, personnel-related costs increased due to a higher average headcount and the impact of 2008 wage increases. These increases were partially offset by lower commission expenses related to the lower revenue achieved in the first quarter of 2009. Stock-based compensation expense was higher in the first quarter of 2009 due to the vesting of options granted in the first quarter of 2008, as well as a lower credit recorded in the first quarter of 2009 related to forfeited stock options. In April 2009, the Company announced a number of cost-cutting measures intended to reduce MVSD SG&A expenses for the remainder of 2009 in response to lower revenue expectations for 2009.

The increase in SISD SG&A was primarily due to higher personnel-related costs, such as salaries and fringe benefits, commissions, and travel. Salaries and fringe benefits ($121,000) were higher due to the impact of 2008 wage increases and additional sales personnel intended to grow the SISD business in emerging markets within Asia. The increase in commissions ($81,000) was due to timing, while travel expenses ($48,000) were higher due to a worldwide sales kick-off meeting held in the first quarter of 2009. In addition, marketing expenses ($98,000) were higher due to the timing of promotional activities.
The decrease in corporate expenses was due to lower tax service fees related to a Japanese tax audit ($224,000) and lower Company bonus accruals ($187,000). In addition, fewer employees were dedicated to corporate activities in the first quarter of 2009 ($248,000).
Restructuring Charge
In November 2008, the Company announced the closure of its facility in Duluth, Georgia scheduled for mid-2009, which the Company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, and a sales training and support group, as well as a team of finance support staff. The distribution center will be consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions will be transferred to other locations, the majority of these positions, and all of the finance positions, will be eliminated. The Company anticipates that the restructuring costs will offset the expense savings in 2009; however, beginning in 2010, the Company expects to achieve expense savings of approximately $2,500,000 per year. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The Company estimates the total restructuring charge to be approximately $1,250,000, of which $555,000 has been recorded to date and included in “Restructuring charge” on the Consolidated Statements of Operations in the MVSD reporting segment. The remainder of the cost will be recognized during the second quarter of 2009. The following table summarizes the restructuring plan (in thousands):

			Cumulative Amount
	Total Amount	Incurred in the	Incurred through
	Expected to be	Quarter Ended	Quarter Ended
	Incurred	April 5, 2009	April 5, 2009
One-time termination benefits	$577	$210	$464
Contract termination costs	307	—	—
Other associated costs	366	87	91

	$1,250	$297	$555

One-time termination benefits include severance and retention bonuses for 33 employees who were either terminated or notified that they will be terminated at a future date. Severance and retention bonuses for these employees will be recognized over the service period. Contract termination costs include rental payments for the Duluth, Georgia facility that will be incurred after the distribution activities are transferred to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs will be recognized when the Company ceases to use the Duluth, Georgia facility. Other associated costs include travel and transportation expenses between Georgia and Massachusetts related to closure of the Georgia facility and relocation costs related to employees transferred to other locations, as well as outplacement services for the terminated employees. These costs will be recognized when the services are performed.

The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2008	$207
Restructuring charges	354
Cash payments	(152)
Restructuring adjustments	(57)

Balance as of April 5, 2009	$352

Restructuring adjustments are primarily due to the forfeiture of one-time termination benefits, including severance and retention bonuses by certain employees who voluntarily terminated their employment prior to the end of the communicated service period. The impact of revisions to the service period for certain employees entitled to severance and retention bonuses is included in the restructuring adjustment.
In April 2009, the Company announced a variety of additional cost-cutting measures, including a further work force reduction and office closures, intended to more closely align the Company’s cost structure with the current lower levels of business resulting from worldwide economic conditions. The Company estimates the total restructuring charge from these actions to be approximately $4,000,000, which will be recorded in “Restructuring charge” on the Consolidated Statements of Operations in the MVSD reporting segment. The majority of these costs will be recognized during the second quarter of 2009.
The restructuring plan from these additional actions includes approximately $3,200,000 in one-time termination benefits and $800,000 in contract termination costs. One-time termination benefits include severance for approximately 80 employees who either were terminated or were notified they will be terminated at a future date. Severance for these employees will be recognized over the service period. Contract termination costs include lease termination payments or rental payments for the closed facilities incurred after the Company ceases using these facilities and for which the Company will not receive an economic benefit. These contract termination costs will be recognized when the Company ceases to use these facilities.
Nonoperating Income
The Company recorded a foreign currency loss of $392,000 in the first quarter of 2009 compared to a gain of $1,118,000 for the first quarter of 2008. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable balances that are reported in one currency and collected in another. Although the foreign currency exposure of these accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
In the first quarter of 2009, the U.S. Dollar strengthened versus the Euro resulting in foreign currency gains on the Company’s Irish subsidiary’s books when U.S. Dollar accounts receivable were revalued and collected. Losses on forward contracts intended to offset these exposures exceeded gains on the underlying receivables.
In the first quarter of 2008, the Japanese Yen strengthened versus the U.S. Dollar and the Euro, resulting in foreign currency gains on the Company’s Irish and U.S. subsidiary’s books when Japanese Yen accounts receivable were revalued and collected. Gains from the revaluation and settlement of intercompany balances that are reported in one currency and collected or paid in another also contributed to the foreign currency gain in the first quarter of 2008.
Investment income for the first quarter of 2009 decreased $1,092,000, or 55%, from the first quarter of 2008. The decrease was due to both a decrease in the average invested balance resulting from cash outlays related primarily to the Company’s stock repurchase program and dividend payments and declining yields on the Company’s portfolio of debt securities.
The Company recorded other income of $1,800,000 in the first quarter of 2009 compared to $355,000 in the first quarter of 2008. The Company recorded $2,003,000 and $425,000 of other income in the first quarter of 2009 and 2008, respectively, upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.

Income Tax Expense on Continuing Operations
The Company’s effective tax rate on continuing operations for the first quarter of 2009 was a benefit of 18% compared to a provision of 25% for the first quarter of 2008. The effective tax rate for the first quarter of 2008 included the impact of the following discrete tax events: an increase in tax expense of $136,000 for a capital loss reserve and a decrease in tax expense of $48,000 to decrease a FIN 48 reserve for the true-up of a prior year estimate. These discrete tax events increased the effective tax rate for the first quarter of 2008 by one hundred basis points from 24% to 25%. The effective tax rate excluding discrete tax events decreased from a provision of 24% to a benefit of 18% due to a higher proportion of current-year projected losses being incurred in low tax jurisdictions compared to high tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $206,848,000 at April 5, 2009, representing 52% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first quarter of 2009 were met with its existing cash balances and cash from investment maturities. In addition, the Company was able to generate positive cash flow from operations despite a decline in revenue. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures for the first quarter of 2009 totaled $1,741,000 and consisted primarily of costs to fit up a distribution center in Natick, Massachusetts, as well as expenditures for computer hardware and software and manufacturing test equipment for new product introductions.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of April 5, 2009, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during the first quarter of 2009. The remaining commitment of $1,012,000 can be called by Venrock in any period through 2010.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 5, 2009, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the first quarter of 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.15 per share that amounted to $5,948,000 in the first quarter of 2009. On May 4, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share payable in the second quarter of 2009. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 5, 2009, the Company had approximately $197,780,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position, together with the cost-cutting measures we implemented in April 2009, put us in a relatively good postion with respect to our longer term liquidity needs.
New Pronouncements
FASB Staff Position: Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the Financial Accounting Standards Board issued Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. FSP SFAS No. 157-4 also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures. The provisions of FSP SFAS No. 157-4 are effective for the Company’s quarter ending July 5, 2009. The Company does not expect this FSP to have a material impact on its financial condition or results of operations.
FASB Staff Position: Statement of Financial Accounting Standards No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the Financial Accounting Standards Board issued Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. The provisions of FSP SFAS No. 115-2 and No. 124-2 are effective for the Company’s quarter ending July 5, 2009. The Company does not expect this FSP to have a material impact on its financial condition or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2008.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 5, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes to the Company’s exposures to legal proceedings since December 31, 2008 as discussed in Part I — Item III of the Company’s Annual Report on Form 10-K for the year then ended.

ITEM 1A.	RISK FACTORS
The Company’s restructuring programs may result in disruption to our business and may negatively impact our operating results.

In November 2008 and again in April 2009, the Company announced various restructuring actions which we anticipate will result in long-term cost savings. These actions, which include work force reductions, office closures, mandatory shutdown days, and decreases in discretionary spending, are intended to more closely align our cost structure with the current lower levels of business resulting from worldwide economic conditions. We believe, however, that unless the business climate improves significantly, these actions are unlikely to be sufficient for the Company to generate a profit in 2009. Although we expect to continue to make investments in strategic areas throughout this downturn, these restructuring actions may nevertheless negatively impact programs we believe are crucial to the long-term success of the Company, such as the ability to accelerate time to market for new products. In addition, our ability to provide a high level of service to our customers may be negatively impacted by these actions, particularly in regions where we have significantly downsized our operations.

For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following tables set forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares that May
	Total		of Publicly	Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs (1)	Programs
January 1 - February 1, 2009	—	—	—	$30,000,000
February 2 - March 1, 2009	—	—	—	30,000,000
March 2 - April 5, 2009	—	—	—	30,000,000
Total	—	—	—	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

10.1	—	Memorandum to Eric Ceyrolle regarding separation, dated April 24, 2009*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2009	COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)