Form 10-Q
period 2009-07-05
COGNEX CORP
filed 2009-08-05
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 5, 2009 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑                 No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐                 No ☑
     As of July 5, 2009, there were 39,661,523 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue
Product	$36,628	$62,456	$74,756	$117,399
Service	4,340	4,633	8,499	10,203

	40,968	67,089	83,255	127,602

Cost of revenue
Product	11,918	16,082	22,304	30,074
Service	3,058	2,943	6,136	6,006

	14,976	19,025	28,440	36,080

Gross margin
Product	24,710	46,374	52,452	87,325
Service	1,282	1,690	2,363	4,197

	25,992	48,064	54,815	91,522

Research, development, and engineering expenses	7,704	9,290	16,539	18,219
Selling, general, and administrative expenses	22,404	28,048	48,545	54,574
Restructuring charges (Note 14)	3,738	—	4,035	—

Operating income (loss)	(7,854)	10,726	(14,304)	18,729
Foreign currency gain (loss)	(422)	(647)	(814)	471
Investment income	572	1,757	1,456	3,734
Other income (expense)	(125)	29	1,675	384

Income (loss) from continuing operations before income tax expense	(7,829)	11,865	(11,987)	23,318
Income tax expense (benefit) on continuing operations	(1,410)	3,103	(2,158)	5,966

Income (loss) from continuing operations	(6,419)	8,762	(9,829)	17,352
Loss from operations of discontinued business, net of tax (Note 17)	—	(3,109)	—	(3,224)

Net income (loss)	$(6,419)	$5,653	$(9,829)	$14,128

Basic earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$(0.16)	$0.21	$(0.25)	$0.41
Loss from discontinued operations	$0.00	$(0.08)	$0.00	$(0.08)

Net income (loss)	$(0.16)	$0.13	$(0.25)	$0.33

Diluted earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$(0.16)	$0.21	$(0.25)	$0.41
Loss from discontinued operations	$0.00	$(0.08)	$0.00	$(0.08)

Net income (loss)	$(0.16)	$0.13	$(0.25)	$0.33

Weighted-average common and common-equivalent shares outstanding:
Basic	39,656	41,942	39,656	42,459

Diluted	39,656	42,588	39,656	42,742

Cash dividends per common share	$0.050	$0.085	$0.200	$0.170

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 5,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$125,454	$127,138
Short-term investments	54,594	52,559
Accounts receivable, less reserves of $1,472 and $1,290 in 2009 and 2008, respectively	23,699	30,510
Inventories	22,378	25,063
Deferred income taxes	12,266	10,231
Prepaid expenses and other current assets	13,379	18,923

Total current assets	251,770	264,424

Long-term investments	26,377	41,389
Property, plant, and equipment, net	28,197	27,764
Deferred income taxes	19,350	17,673
Intangible assets, net	27,711	31,278
Goodwill	80,839	80,765
Other assets	10,108	10,754

	$444,352	$474,047

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,260	$6,780
Accrued expenses	18,578	21,855
Accrued income taxes	1,717	2,986
Deferred revenue and customer deposits	12,132	19,429

Total current liabilities	35,687	51,050

Reserve for income taxes	10,219	9,922

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 39,662 and 39,655 shares in 2009 and 2008, respectively	79	79
Additional paid-in capital	76,745	73,280
Retained earnings	327,465	345,225
Accumulated other comprehensive loss	(5,843)	(5,509)

Total shareholders’ equity	398,446	413,075

	$444,352	$474,047

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Loss	Equity

Balance as of December 31, 2008	39,655	$79	$73,280	$345,225	$(5,509)		$413,075

Issuance of common stock under stock purchase plans	7	—	80	—	—	—	80
Stock-based compensation expense	—	—	3,644	—	—	—	3,644
Excess tax benefit from stock option exercises	—	—	(259)	—	—	—	(259)
Payment of dividends	—	—	—	(7,931)	—	—	(7,931)
Comprehensive loss:
Net loss	—	—	—	(9,829)	—	$(9,829)	(9,829)
Net unrealized loss on available-for-sale investments, net of tax of $20	—	—	—	—	(35)	(35)	(35)
Foreign currency translation adjustment, net of tax expense of $109	—	—	—	—	(299)	(299)	(299)

Comprehensive loss						$(10,163)

Balance as of July 5, 2009 (unaudited)	39,662	$79	$76,745	$327,465	$(5,843)		$398,446

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 5,	June 29,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(9,829)	$14,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment loss related to discontinued business (Note 17)	—	2,987
Intangible asset impairment charge (Note 6)	1,000	—
Stock-based compensation expense	3,644	4,396
Depreciation and amortization	5,622	5,825
Provision for excess and obsolete inventory	2,489	1,259
Tax effect of stock option exercises	259	(1,640)
Deferred income tax	(3,777)	(1,956)
Change in operating assets and liabilities	(2,754)	2,996

Net cash provided by (used in) operating activities	(3,346)	27,995

Cash flows from investing activities:
Purchase of investments	(8,516)	(60,776)
Maturity and sale of investments	20,694	95,704
Purchase of property, plant, and equipment	(2,838)	(3,507)
Cash paid for business acquisition (Note 17)	—	(1,000)
Cash deposit related to discontinued business (Note 17)	—	250

Net cash provided by investing activities	9,340	30,671

Cash flows from financing activities:
Issuance of common stock under stock option/purchase plans	80	13,519
Repurchase of common stock	—	(45,620)
Payment of dividends	(7,931)	(7,213)
Tax effect of stock option exercises	(259)	1,640

Net cash used in financing activities	(8,110)	(37,674)

Effect of foreign exchange rate changes on cash	432	6,227

Net increase (decrease) in cash and cash equivalents	(1,684)	27,219
Cash and cash equivalents at beginning of period	127,138	104,144

Cash and cash equivalents at end of period	$125,454	$131,363

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, restructuring charges (Note 14), and intangible asset impairment charges (Note 6), necessary to present fairly the Company’s financial position as of July 5, 2009, and the results of its operations for the three-month and six-month periods ended July 5, 2009 and June 29, 2008, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 5, 2009 are not necessarily indicative of the results to be expected for the full year.
The Company has evaluated and disclosed subsequent events through the date of this filing.
NOTE 2: New Pronouncements
FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by public companies. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing, non-SEC, accounting and reporting standards. All other non-grandfathered, non-SEC, accounting literature not included in the Codification will become non-authoritative. Updates to the Codification will be issued in the form of Accounting Standards Updates. This Statement will be effective for the Company’s quarter ending October 4, 2009. Management expects that this standard will change the form in which pronouncements are disclosed; however, actual reporting requirements will not change.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 5,	December 31,
	2009	2008

Cash	$125,454	$124,339
Cash equivalents	—	2,799

Cash and cash equivalents	$125,454	$127,138

Municipal bonds	54,594	52,559

Short-term investments	$54,594	$52,559

Municipal bonds	18,909	33,921
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	$26,377	$41,389

	$206,425	$221,086

The following table presents the Company’s fair value hierarchy for its municipal bond investments as of July 5, 2009 (in thousands):

Significant Other
Observable
Inputs (Level 2)

Municipal bond investments	$73,503

The Company’s municipal bond investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. In prior periods, the Company held level 3 investments related to student loan auction rate securities. At December 31, 2008, the Company had been unable to corroborate the fair value with observable market data, and therefore, classified these investments as long-term on the Consolidated Balance Sheets. During the first quarter of 2009, the Company recorded a $400,000 unrealized loss on these investments. This loss was determined to be temporary, and therefore, was included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets as of April 5, 2009. In May 2009, the Company sold these investments for their par value plus all outstanding interest.
The changes in the Level 3 municipal bond investments were as follows (in thousands):

Balance as of December 31, 2008	$2,000
Unrealized loss recorded in the first quarter of 2009	(400)
Reversal of unrealized loss due to sale of investments in the second quarter of 2009	400
Sale of investments in the second quarter of 2009	(2,000)

Balance as of July 5, 2009	$—

The Company’s limited partnership interest is accounted for using the cost method. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has incurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value, and therefore, these assets are measured at fair value on a non-recurring basis. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the portfolio consists of securities of public and private companies, and therefore, inputs used in the fair value calculation are classified as Level 3. There has not been a change to the carrying amount of this investment during the six-month period ended July 5, 2009. However, management continues to monitor

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments (continued)
market conditions, and changes in market conditions could result in an impairment of this investment in a future period.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 5,	December 31,
	2009	2008
Raw materials	$12,469	$14,722
Work-in-process	1,235	976
Finished goods	8,674	9,365

	$22,378	$25,063

NOTE 6: Intangible Assets and Goodwill
In March 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG and leading supplier of wafer identification systems to semiconductor manufacturers in Europe. The acquisition was accounted for under the purchase method of accounting and a portion of the purchase price was allocated to an intangible asset for relationships with a group of customers (Siemens Customer Relationships) reported under the MVSD segment. In the first quarter of 2009, the Company’s wafer identification business decreased dramatically from the levels experienced in 2008 and it became apparent that a recovery was unlikely to happen before the end of the year. Although the Company’s wafer identification business began to decline in the second half of 2008, the Company previously believed this business would recover during 2009 based upon industry information, as well as input from the Company’s sales force. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that this significant decrease in business in the first quarter of 2009 was a “triggering event” that required the Company to perform an impairment test of the Siemens Customer Relationships. The Company estimated the fair value of the Siemens Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009 compared to a carrying value of $1,300,000 which resulted in an impairment charge of $1,000,000, which was included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. The Company is amortizing the remaining $300,000 asset over its estimated remaining life of two years on a straight-line basis.
The following table presents the Company’s fair value hierarchy for the Siemens Customer Relationships as of April 5, 2009 (in thousands):

	Significant
	Unobservable
	Inputs (Level 3)	Total	Total Loss

Siemens Customer Relationships	$300	$300	$(1,000)

The significant inputs in the discounted cash flow analysis included an estimate of revenue streams from the customers obtained in the acquisition and estimates of expenses attributable to the revenue stream. The estimate of revenue streams from the customers obtained in the acquisition was based upon actual revenue streams from these customers in the first quarter of 2009, as well as input from the Company’s sales and marketing personnel who interact with these customers. Estimates of expenses attributable to the revenue stream were based upon the Company’s historical expense levels. The discount factor used in the discounted cash flow analysis was not a significant input to the analysis due to the short time frame of the revenue stream.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Intangible Assets and Goodwill (continued)
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate the carrying value of these assets may not be recoverable. An analysis prepared by the Company in the first quarter of 2009 indicated that no impairment of goodwill or other intangible assets, except the $1,000,000 impairment of Siemens Customer Relationships, was necessary. In the second quarter of 2009, the Company reassessed this analysis and determined that no triggering event had occurred that would indicate a potential impairment of goodwill or other intangible assets. However, management continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2008	$1,657
Provisions for warranties issued during the period	484
Fulfillment of warranty obligations	(786)
Foreign exchange rate changes	19

Balance as of July 5, 2009	$1,374

NOTE 8: Contingencies
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. This matter is in its early stages. In April 2009 and again in June 2009, Defendant MvTec Software GmbH filed re-examination requests of the patents-at-issue with the United States Patent and Trademark Office.
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based on the Company’s assertions.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Contingencies (continued)
Patent No. 6.636.298. This matter is in its early stages.
The Company cannot predict the outcome of the above-referenced matters and an adverse resolution of these lawsuits could have a material, adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
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
As of July 5, 2009, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	988,250,000 Japanese Yen
U.S. Dollar/Euro	2,430,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of July 5, 2009 and December 31, 2008 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance			Balance
	Sheet	July 5,	December 31,	Sheet	July 5,	December 31,
	Location	2009	2008	Location	2009	2008
Prepaid expenses
	and other current			Accrued
Currency forward contracts	assets	$320	$207	expenses	$0	$255
Information regarding the effect of the forward contracts, net of the underlying exposures, on the Consolidated Statements of Operations for the three-month and six-month periods ended July 5, 2009 and June 29, 2008 were as follows (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Derivative Instruments (continued)

	Location of	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Gain (Loss)	Recognized in Income on
	Recognized	Derivative		Recognized	Derivative
	in Income	Three-months ended		in Income	Six-months ended
	on	July 5,	June 29,	on	July 5,	June 29,
	Derivative	2009	2008	Derivative	2009	2008
	Foreign currency			Foreign currency
Currency forward contracts	loss	$(96)	$(179)	gain (loss)	$(272)	$88
The following table presents the Company’s fair value hierarchy for its forward contracts as of July 5, 2009 (in thousands):

	Quoted Prices in
	Active Markets for
	Identical Assets
	(Level 1)	Total

Currency forward contracts	$320	$320

The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of July 5, 2009, the Company had 8,871,960 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (7,110,000) and the 2007 Stock Option and Incentive Plan (1,761,960). Each of these plans expires ten years from the date the plan was approved. The Company has not granted any stock options from the 2001 General Stock Option Plan.
Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock at the grant date, generally vest over four years based upon continuous service, and generally expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the six-month period ended July 5, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2008	11,406	$25.10
Granted	53	13.32
Exercised	(1)	1.00
Forfeited or Expired	(877)	25.96

Outstanding at July 5, 2009	10,581	$25.01	5.8	$615

Exercisable at July 5, 2009	7,677	$26.34	4.8	$588

The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing mode. The Company believes that a binomial lattice model results in a better

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Stock-Based Compensation Expense (continued)
estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considered a number of factors, including information provided by an outside valuation advisor.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Risk-free rate	3.2%	3.8%	3.2%	3.9%
Expected dividend yield	1.5%	1.3%	1.5%	1.7%
Expected volatility	43%	42%	43%	42%
Expected term (in years)	4.4	6.5	4.4	6.0
Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
The current dividend yield was calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the grant date. The current dividend yield was then adjusted to reflect the Company’s expectations relative to future dividend declarations.
Expected volatility
The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 5, 2009 and June 29, 2008 were $4.65 and $10.67, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended July 5, 2009 and June 29, 2008 was $4.65 and $7.80, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
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
Effective January 1, 2009, the Company revised its estimated forfeiture rates and the cumulative effect of this change resulted in a reduction in compensation expense of approximately $480,000 in the first quarter of 2009. The Company stratifies its employee population into two groups: one consisting of senior management

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Stock-Based Compensation Expense (continued)
and another consisting of all other employees. The Company currently expects that approximately 71% of its stock options granted to senior management and 65% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 10% to all unvested options for senior management and a rate of 14% for all other employees.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 5, 2009 was $1,789,000 and $596,000, respectively, and for the three-month period ended June 29, 2008 was $2,523,000 and $818,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 5, 2009 was $3,644,000 and $1,205,000, respectively, and for the six-month period ended June 29, 2008 was $4,396,000 and $1,414,000, respectively. No compensation expense was capitalized at July 5, 2009 or December 31, 2008.
The total intrinsic values of stock options exercised for the three-month periods ended July 5, 2009 and June 29, 2008 were $0 and $4,045,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 5, 2009 and June 29, 2008 were $3,000 and $5,410,000, respectively.
The total fair values of stock options vested for the three-month periods ended July 5, 2009 and June 29, 2008 were $1,179,000 and $801,000, respectively. The total fair values of stock options vested for the six-month periods ended July 5, 2009 and June 29, 2008 were $13,201,000 and $15,862,000, respectively.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations:

	Three-months Ended		Six-months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Product cost of revenue	$90	$145	$279	$315
Service cost of revenue	32	127	114	315
Research, development, and engineering	391	728	967	1,593
Selling, general, and administrative	1,276	1,523	2,284	2,173

	$1,789	$2,523	$3,644	$4,396

At July 5, 2009, total unrecognized compensation expense related to non-vested stock options was $7,716,000, which is expected to be recognized over a weighted-average period of 1.6 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 5, 2009, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the six-month period ended July 5, 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate on continuing operations to the Company’s effective tax rate was as follows:

	Three-months Ended		Six-months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
Income tax at federal statutory rate	(35%)	35%	(35%)	35%
State income taxes, net of federal benefit	(1)	3	(1)	3
Tax-exempt investment income	(3)	(4)	(3)	(4)
Foreign tax rate differential	20	(11)	20	(11)
Tax credit	(1)	—	(1)	—
Cumulative effect of rate change	—	2	—	1
Discrete tax events	—	—	—	1
Other	2	1	2	1

Income tax provision (benefit)	(18%)	26%	(18%)	26%

The Company’s effective tax rate on continuing operations for the three-month and six-month periods ended July 5, 2009 was a benefit of 18% compared to a provision of 26% for the three-month and six-month periods ended June 29, 2008. The effective tax rate decreased from a provision of 26% to a benefit of 18% due to a higher proportion of current-year projected losses being incurred in low tax jurisdictions compared to high tax jurisdictions.
During the six-month period ended July 5, 2009, the Company recorded a $263,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $136,000 was recorded in the three-month period ended July 5, 2009. Estimated interest and penalties included in these amounts totaled $83,000 for the six-month period ended July 5, 2009, of which $40,000 was recorded in the three-month period ended July 5, 2009. Interest, net of federal benefit, and penalties are recorded as tax expense.
The Company’s reserve for income taxes, including gross interest and penalties of $1,851,000, was $10,219,000 as of July 5, 2009 and would reduce income tax expense in a future period, if the Company’s tax positions were sustained. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities as of July 5, 2009. As a result of statute of limitations expirations, there is a potential that a portion of the reserves could be released, which would decrease income tax expense by as much as $3,000,000 within the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts, and California. The tax years 1999 through 2008 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. Open tax years from 1999 to 2004 relate to tax matters arising from the acquisition of DVT Corporation. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has been granted Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $7,929,000 based upon the July 5, 2009 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.
The Company recorded $2,003,000 and $425,000 of other income in the first quarter of 2009 and 2008, respectively. These amounts were recorded upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Taxes (continued)
were not required to be remitted to the government authority. These amounts are included in “Other income” on the Consolidated Statements of Operations.
NOTE 14: Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its facility in Duluth, Georgia, which the Company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, and a sales training and support group, as well as a team of finance support staff. During the second quarter of 2009, this distribution center was consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions have been transferred to other locations, the majority of these positions, and all of the finance positions, have been eliminated.
The Company estimates the total restructuring charge to be approximately $1,300,000, of which $1,227,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The remaining cost will be recognized during the second half of 2009. The following table summarizes the restructuring plan (in thousands):

		Incurred in	Incurred in	Cumulative
	Total Amount	the Three-	the Six-	Amount Incurred
	Expected to be	months Ended	months Ended	through
	Incurred	July 5, 2009	July 5, 2009	July 5, 2009

One-time termination benefits	$615	$128	$338	$592
Contract termination costs	374	374	374	374
Other associated costs	311	170	257	261

	$1,300	$672	$969	$1,227

One-time termination benefits include severance and retention bonuses for 33 employees who were either terminated or have been notified that they will be terminated at a future date. Severance and retention bonuses for these employees are being recognized over the service period. Contract termination costs primarily include rental payments for the Duluth, Georgia facility for periods subsequent to the date the distribution activities were transferred to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs were recognized in the second quarter of 2009 when the Company ceased using the Duluth, Georgia facility. Other associated costs primarily include travel and transportation expenses between Georgia and Massachusetts related to closure of the Georgia facility and relocation costs related to employees transferred to other locations, as well as outplacement services for the terminated employees. These costs are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Restructuring Charges (continued)

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total

Balance as of December 31, 2008	$207	$—	$—	$207
Restructuring charges	388	374	257	1,019
Cash payments	(400)	(108)	(216)	(724)
Restructuring adjustments	(50)	—	—	(50)

Balance as of July 5, 2009	$145	$266	$41	$452

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
April 2009
In April 2009, the Company announced a variety of cost-cutting measures, including a work force reduction and office closures, intended to more closely align the Company’s cost structure with the current lower levels of business resulting from worldwide economic conditions.
The Company estimates the total restructuring charge from these actions to be approximately $3,100,000, of which $3,066,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The remaining cost will be recognized during the third quarter of 2009. The following table summarizes the restructuring plan (in thousands):

		Incurred in the
	Total Amount	Three-months
	Expected to be	Ended
	Incurred	July 5, 2009

One-time termination benefits	$2,827	$2,793
Contract termination costs	183	183
Other associated costs	90	90

	$3,100	$3,066

One-time termination benefits include severance for 72 employees who were either terminated or have been notified that they will be terminated at a future date. Severance for employees who were notified that they will be terminated at a future date is being recognized over the service period. Contract termination costs include early cancellation penalties for offices closed prior to the end of the lease. These contract termination costs were recognized in the second quarter of 2009 when the Company terminated these contracts. Other associated costs primarily include legal costs related to the severance actions. These costs were recognized in the second quarter of 2009 when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Restructuring Charges (continued)

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2008	$—	$—	$—	$—
Restructuring charges	2,793	183	90	3,066
Cash payments	(1,770)	(78)	(47)	(1,895)
Restructuring adjustments	—	—	—	—

Balance as of July 5, 2009	$1,023	$105	$43	$1,171

NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Basic weighted-average common shares outstanding	39,656	41,942	39,656	42,459
Effect of dilutive stock options	—	646	—	283

Diluted weighted-average common and common-equivalent shares outstanding	39,656	42,588	39,656	42,742

Stock options to purchase 10,770,359 and 10,994,288 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 5, 2009, respectively, and 5,922,656 and 9,990,697 for the same periods in 2008, but were not included in the calculation of dilutive net income (loss) per share because they were anti-dilutive. Additionally, because the Company recorded a net loss during the three-month and six-month periods ended July 5, 2009, potential common stock equivalents of 820 and 849, respectively, were not included in the calculation of diluted net loss per share for these periods.
NOTE 16: Segment Information
The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials that are processed in a continuous fashion, such as metals, papers, non-wovens, plastics and glass, to ensure there are no flaws or defects in the surfaces.
Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding unusual items and stock-based compensation expense.
The following table summarizes information about the Company’s segments (in thousands):

Three-months Ended			Reconciling
July 5, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$29,863	$6,765	$—	$36,628
Service revenue	1,287	3,053	—	4,340
Operating income (loss)	(5,029)	1,082	(3,907)	(7,854)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16: Segment Information (continued)

Six-months Ended			Reconciling
July 5, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$63,620	$11,136	$—	$74,756
Service revenue	2,807	5,692	—	8,499
Operating income (loss)	(6,375)	608	(8,537)	(14,304)

Three-months Ended			Reconciling
June 29, 2008	MVSD	SISD	Items	Consolidated

Product revenue	$55,456	$7,000	$—	$62,456
Service revenue	2,222	2,411	—	4,633
Operating income	14,635	1,355	(5,264)	10,726

Six-months Ended			Reconciling
June 29, 2008	MVSD	SISD	Items	Consolidated

Product revenue	$106,646	$10,753	$—	$117,399
Service revenue	5,276	4,927	—	10,203
Operating income	28,033	1,322	(10,626)	18,729
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18: Dividends
On May 4, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend was paid on June 19, 2009 to all shareholders of record at the close of business on June 5, 2009.
On August 5, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend is payable on September 18, 2009 to all shareholders of record at the close of business on September 4, 2009.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign currency exchange rates; (5) the loss of a large customer; (6) the reliance upon key suppliers to manufacture and deliver critical components for our products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products and services; (12) the inability to protect our proprietary technology and intellectual property; (13) our involvement in time-consuming and costly litigation; (14) the impact of competitive pressures; (15) the challenges in integrating and achieving expected results in acquired businesses; (16) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (17) potential disruption to the Company’s business from its restructuring programs; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I — Item 1A of the Company’s Annual Report on Form 10-K, as updated in Part II — Item 1A of this report. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•	Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 70% and 74% of total revenue for the three-month and six-month periods in 2009, respectively.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market has been in a prolonged downturn since early 2006.

Sales to semiconductor and electronics capital equipment manufacturers represented approximately 6% of total revenue in both the three-month and six-month periods in 2009.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 24% and 20% of total revenue for the three-month and six-month periods in 2009, respectively.
Revenue for the second quarter of 2009 totaled $40,968,000, representing a 39% decrease from the prior year resulting from lower sales to customers in the semiconductor and electronics capital equipment and discrete factory automation markets of the Company’s MVSD segment, which have been impacted by the current worldwide economic slowdown. In November 2008 and again in April 2009, the Company announced a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. Although operating expenses prior to restructuring charges were down 19% from the prior year, the significantly lower revenue, as well as restructuring charges totaling $3,738,000 recorded during the quarter, resulted in a loss from continuing operations of $7,854,000 for the second quarter of 2009 compared to a profit from continuing operations of $10,726,000 for the second quarter of 2008.
Revenue for the second quarter of 2009 decreased only 3% from the prior quarter, and there are indications that order levels may have stabilized within the Company’s MVSD segment. Nevertheless, we anticipate the Company’s revenue and profitability will continue to be impacted by worldwide economic conditions, as well as the cyclicality of many of our customers’ industries, and we do not anticipate a significant recovery of business in 2009. Furthermore, unless the business climate improves significantly, the cost-cutting actions we have taken over the past several months are unlikely to be sufficient for the Company to generate a profit for 2009.
Results of Operations
Revenue
Revenue decreased by $26,121,000, or 39%, for the three-month period and decreased by $44,347,000, or 35%, for the six-month period due to lower sales to customers in the semiconductor and electronics capital equipment and discrete factory automation markets.
Discrete Factory Automation Market
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 70% and 74% of total revenue for the three-month and six-month periods in 2009, respectively, compared to 68% and 69% for the same periods in 2008. Sales to these customers decreased by $16,684,000, or 37%, for the three-month period and decreased by $25,965,000, or 30%, for the six-month period. Demand from the Company’s factory automation customers has been affected by the worldwide economic slowdown, which first began to impact the Company’s orders from these customers in the third quarter of 2008. Demand from these customers increased slightly over the first quarter of 2009, which is a positive indication that these order levels may have stabilized. Nevertheless, we anticipate revenue for this market will be down for the third quarter of 2009 compared to the second quarter of 2009 due to the lower demand we typically experience from our factory automation customers during the summer months.
Semiconductor and Electronics Capital Equipment Market
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 6% of total revenue for both the three-month and six-month periods in 2009 compared to 18% and 19% for the same periods in 2008. Sales to these customers decreased by $9,844,000, or 80%, for the three-month period and decreased by $19,530,000, or 80%, for the six-month period due to industry cyclicality, as well as competitive market pressures. In recent years, the competitive landscape in this market has changed, and price and flexibility of purchasing hardware from other vendors have become more important factors in our customers’ purchasing decisions. To address this market change, the Company has introduced software-only products; however, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. Although we did experience higher demand from these customers compared to the first quarter of 2009, order levels are still extremely low. As a result of the continued impact of a prolonged industry downturn and pricing pressure, together with current worldwide economic conditions, we do not expect a significant change in this business in the third quarter of 2009.
Surface Inspection Market
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 24% and 20% of total revenue for the three-month and six-month periods in 2009, respectively, compared to 14% and 12% for the same periods in 2008. Revenue from these customers increased by $407,000, or 4%, for the three-month period and increased by $1,148,000, or 7%, for the six-month period due to higher revenue from installation services resulting from both the timing of these services, as well as the impact of revenue deferrals. While demand for the Company’s surface inspection customers has not been significantly impacted by current worldwide economic conditions to date, these conditions have increased competitive market pressures resulting in higher discounting of products in order to maintain and grow market share.
Product Revenue
Product revenue decreased by $25,828,000, or 41%, for the three-month period and decreased by $42,643,000, or 36%, for the six-month period primarily due to a lower volume of vision systems sold to customers in the semiconductor and electronics capital equipment and discrete factory automation markets. Product revenue in the first quarter of 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped over the last two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased by $293,000, or 6%, for the three-month period and decreased by $1,704,000, or 17%, for the six-month period due to lower maintenance and support revenue, partially offset by higher revenue from surface inspection installation services. Maintenance and support revenue has declined due to the introduction of new products and functionality that make vision easier to use and require less maintenance and support. Service revenue increased as a percentage of total revenue to 11% and 10% for the three-month and six-month periods in 2009, respectively, from 7% and 8% for the same periods in 2008.
Gross Margin
Gross margin as a percentage of revenue was 63% and 66% for the three-month and six-month periods in 2009, respectively, compared to 72% for both periods in 2008. This decrease was primarily due to lower MVSD product margins, as well as a higher percentage of total revenue from the sale of surface inspection systems, which have lower margins than the sale of modular vision systems.
MVSD Margin
MVSD gross margin as a percentage of revenue was 70% and 72% for the three-month and six-month periods in 2009, respectively, compared to 75% for both periods in 2008. The decrease in MVSD margin was primarily due to lower product margin resulting from the impact of relatively flat new product introduction costs on a lower revenue base, as well as higher provisions for excess and obsolete inventory. These negative impacts were partially offset for the six-month period by the higher-than-average margin achieved on a $4,400,000 revenue arrangement recognized in the first quarter of 2009. This arrangement included the transfer of source code, as well as the delivery of product, which resulted in a higher selling price and a higher margin on the overall arrangement.

SISD Margin
SISD gross margin as a percentage of revenue was 44% and 43% for the three-month and six-month periods in 2009, respectively, compared to 53% and 50% for the same periods in 2008. The decrease in SISD margin was primarily due to a lower product margin resulting from higher discounting of products in response to competitive market pressures, as well as a higher material and labor component for the systems sold in 2009.
Product Margin
Product gross margin as a percentage of revenue was 67% and 70% for the three-month and six-month periods in 2009, respectively, compared to 74% for both periods in 2008. This decrease was primarily due to the lower MVSD product margin as described above, as well as a higher percentage of total revenue from the sale of surface inspection systems, which have lower margins than the sale of modular vision systems. This decrease was partially offset for the six-month period by the higher-than-average margin achieved on a $4,400,000 revenue arrangement recognized in the first quarter of 2009.
Service Margin
Service gross margin as a percentage of revenue was 30% and 28% for the three-month and six-month periods in 2009, respectively, compared to 36% and 41% for the same periods in 2008. Although maintenance and support costs declined from the prior year due to improvements in product ease of use, service revenue declined at a greater rate.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $1,586,000, or 17%, for the three-month period and decreased by $1,680,000, or 9%, for the six-month period. MVSD RD&E expenses decreased by $1,481,000, or 18%, for the three-month period and decreased by $1,575,000, or 10%, for the six-month period, while SISD RD&E expenses were $105,000, or 11%, lower for the three-month period and $105,000, or 6%, lower for the six-month period.
The decrease in MVSD RD&E expenses was due to lower company bonus accruals ($321,000 for the three-month period and $617,000 for the six-month period) and lower stock-based compensation expense ($324,000 for the three-month period and $597,000 for the six-month period), as well as the favorable impact of changes in foreign currency exchange rates ($265,000 for the three-month period and $432,000 for the six-month period). The U.S. Dollar was stronger relative to the Euro in 2009 compared to 2008, resulting in lower RD&E costs when expenses of the Company’s European operations were translated to U.S. Dollars. In November 2008 and again in April 2009, the Company announced a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. These measures included MVSD RD&E headcount reductions, primarily in the United States, which lowered the Company’s personnel-related costs, such as salaries and fringe benefits ($525,000 for the three-month period).
The decrease in SISD RD&E expenses was primarily due to the timing of outside services ($94,000 for the three-month period and $148,000 for the six-month period).
RD&E expenses as a percentage of revenue were 19% and 20% for the three-month and six-month periods in 2009, respectively, and 14% for both periods in 2008. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID Products business and the development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our ability to maintain and gain market share. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels and the Company anticipates RD&E spending as a percentage of revenue will be higher than these targets during 2009 despite the actions taken by the Company to reduce RD&E expenses for the remainder of the year.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $5,644,000, or 20%, for the three-month period and decreased by $6,027,000, or 11%, for the six-month period. MVSD SG&A expenses decreased by $4,396,000, or 20%, for the three-month period and decreased by $4,510,000, or 11%, for the six-month period, while SISD SG&A expenses decreased $291,000, or 10%, for the three-month period and increased by $164,000, or 3%, for the six-month period. Corporate expenses that are not allocated to either division were $957,000, or 29%, lower for the three-month period and $1,681,000, or 24%, lower for the six-month period.
The decrease in MVSD SG&A expenses was due to the impact of cost-cutting measures announced by the Company in November 2008 and again in April 2009 intended to reduce expenses in response to lower revenue expectations. These measures included MVSD SG&A headcount reductions across all regions, which lowered the Company’s personnel-related costs, such as salaries, fringe benefits, commissions, and travel ($1,156,000 for the three-month period and $946,000 for the six-month period). In addition to lower spending related to headcount levels, commissions also decreased due to business levels ($535,000 for the three-month period and $1,015,000 for the six-month period) and travel also decreased due to tighter controls over discretionary spending and lower air travel rates ($543,000 for the three-month period and $814,000 for the six-month period). Further reductions in discretionary spending included lower marketing and promotional expenses ($871,000 for the three-month period and $1,272,000 for the six-month period), lower expenses related to the Company’s sales kick-off meetings held during the first quarter each year ($609,000 for six-month period only), and lower company bonus accruals ($276,000 for the three-month period and $555,000 for the six-month period). The favorable impact of changes in foreign currency exchange rates also contributed to the decrease in expenses ($669,000 for the three-month period and $1,615,000 for the six-month period). For the six-month period, these deceases were partially offset by an intangible asset impairment charge incurred in the first quarter of 2009 ($1,000,000 — refer to Note 6 to the Consolidated Financial Statements). Stock-based compensation expense was also higher for the six-month period due to the vesting of options granted to senior management, as well as a lower credit recorded in the first quarter of 2009 related to forfeited options ($452,000).
The decrease in SISD SG&A expenses for the three-month period was primarily due to the timing of sales commissions ($271,000). The increase in SISD SG&A expenses for the six-month period was due principally to higher personnel-related costs, such as salaries and fringe benefits, resulting from additional personnel ($210,000) and higher marketing and promotional expenses ($134,000), both intended to grow the SISD business, partially offset by the favorable impact of changes in foreign currency exchange rates ($216,000).
The decrease in corporate expenses was due to lower company bonus accruals ($262,000 for the three-month period and $449,000 for the six-month period) and lower stock-based compensation expense ($332,000 for the three-month period and $343,000 for the six-month period). In addition, fewer employees were dedicated to corporate activities in 2009 ($262,000 for the three-month period and $508,000 for the six-month period). For the six-month period, tax services related to a Japanese tax audit were also lower ($347,000).
Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its facility in Duluth, Georgia, which the Company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, and a sales training and support group, as well as a team of finance support staff. During the second quarter of 2009, this distribution center was consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions have been transferred to other locations, the majority of these positions, and all of the finance positions, have been eliminated. The Company anticipates that the expense savings will be offset by the restructuring costs in 2009; however, beginning in 2010, the Company expects to achieve expense savings of approximately $2,500,000 per year related to the closure of its Duluth, Georgia facility. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The Company estimates the total restructuring charge to be approximately $1,300,000, of which $1,227,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The remaining cost will be recognized during the second half of 2009. The following table summarizes the restructuring plan (in thousands):

	Total Amount	Incurred in	Incurred in	Cumulative Amount
	Expected to be	the Three-months	the Six-months	Incurred through
	Incurred	Ended July 5, 2009	Ended July 5, 2009	July 5, 2009

One-time termination benefits	$615	$128	$338	$592
Contract termination costs	374	374	374	374
Other associated costs	311	170	257	261

	$1,300	$672	$969	$1,227

One-time termination benefits include severance and retention bonuses for 33 employees who were either terminated or have been notified that they will be terminated at a future date. Severance and retention bonuses for these employees are being recognized over the service period. Contract termination costs primarily include rental payments for the Duluth, Georgia facility for periods subsequent to the date the distribution activities were transferred to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs were recognized in the second quarter of 2009 when the Company ceased using the Duluth, Georgia facility. Other associated costs primarily include travel and transportation expenses between Georgia and Massachusetts related to closure of the Georgia facility and relocation costs related to employees transferred to other locations, as well as outplacement services for the terminated employees. These costs are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time
	Termination	Contract	Other Associated
	Benefits	Termination Costs	Costs	Total

Balance as of December 31, 2008	$207	$—	$—	$207
Restructuring charges	388	374	257	1,019
Cash payments	(400)	(108)	(216)	(724)
Restructuring adjustments	(50)	—	—	(50)

Balance as of July 5, 2009	$145	$266	$41	$452

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
April 2009
In April 2009, the Company announced a variety of cost-cutting measures, including restructuring actions involving a work force reduction and office closures, intended to more closely align the Company’s cost structure with the current lower levels of business resulting from worldwide economic conditions. These restructuring actions are expected to achieve expense savings of approximately $4,500,000 in 2009, which will be partially offset by $3,100,000 of restructuring costs, and expense savings of approximately $8,500,000 in 2010. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. In addition to these restructuring actions, the Company also took other steps to cut expenses in 2009, including mandatory shutdown days, a lower Company contribution to employees’ 401(k) plans, cuts in certain executive salaries, and decreases in discretionary spending. These additional actions may or may not be extended into 2010 depending upon the business climate.
The Company estimates the total restructuring charge from these actions to be approximately $3,100,000, of which $3,066,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The remaining cost will be recognized during the third quarter of 2009. The following table summarizes the restructuring plan (in thousands):

	Total Amount	Incurred in the
	Expected to be	Three-months Ended
	Incurred	July 5, 2009

One-time termination benefits	$2,827	$2,793
Contract termination costs	183	183
Other associated costs	90	90

	$3,100	$3,066

One-time termination benefits include severance for 72 employees who were either terminated or have been notified that they will be terminated at a future date. Severance for employees who were notified that they will be terminated at a future date is being recognized over the service period. Contract termination costs include early cancellation penalties for offices closed prior to the end of the lease. These contract termination costs were recognized in the second quarter of 2009 when the Company terminated these contracts. Other associated costs primarily include legal costs related to the severance actions. These costs were recognized in the second quarter of 2009 when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time
	Termination	Contract	Other Associated
	Benefits	Termination Costs	Costs	Total
Balance as of December 31, 2008	$—	$—	$—	$—
Restructuring charges	2,793	183	90	3,066
Cash payments	(1,770)	(78)	(47)	(1,895)
Restructuring adjustments	—	—	—	—

Balance as of July 5, 2009	$1,023	$105	$43	$1,171

Nonoperating Income (Expense)
The Company recorded foreign currency losses of $422,000 and $814,000 for the three-month and six-month periods in 2009, respectively, compared to a loss of $647,000 for the three-month period in 2008 and a gain of $471,000 for the six-month period in 2008. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of the accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income decreased by $1,185,000, or 67%, for the three-month period and decreased by $2,278,000, or 61%, for the six-month period. This decrease was due to both lower average invested balances and declining yields on the Company’s portfolio of debt securities.
The Company recorded other expense of $125,000 for the three-month period in 2009 and other income of $1,675,000 for the six-month period in 2009 compared to other income of $29,000 and $384,000 for the three-month and six-month periods in 2008. The Company recorded $2,003,000 and $425,000 of other income in the first quarter of 2009 and 2008, respectively, upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense (Benefit) on Continuing Operations
The Company’s effective tax rate on continuing operations was a benefit of 18% for the three-month period and six-month period in 2009 compared to a provision of 26% for the same periods in 2008. The effective tax rate decreased from a provision of 26% to a benefit of 18% due to a higher proportion of current-year projected losses being incurred in low tax jurisdictions compared to high tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $206,425,000 at July 5, 2009, representing 52% of shareholders’ equity. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first half of 2009 were met with its existing cash balances and cash from investment maturities. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures for the first half of 2009 totaled $2,838,000 and consisted primarily of costs to fit up a distribution center in Natick, Massachusetts, as well as expenditures for computer hardware and software and manufacturing test equipment for new product introductions.
In November 2008 and again in April 2009, the Company announced a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. Restructuring charges for these two actions are expected to total $4,400,000, of which $51,000 was paid out during the fourth quarter of 2008, $152,000 was paid out during the first quarter of 2009, and $2,467,000 was paid out during the second quarter of 2009. The remaining amount of $1,730,000 is expected to be paid out primarily during the third quarter of 2009.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of July 5, 2009, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during the first half of 2009. The remaining commitment of $1,012,000 can be called by Venrock at any time through 2010.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 5, 2009, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the first half of 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.15 per share that amounted to $5,948,000 in the first quarter of 2009 and a dividend of $0.05 per share that amounted to $1,983,000 in the second quarter of 2009, for a total payment of $7,931,000 for the first half of 2009. On August 5, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share payable in the third quarter of 2009. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 5, 2009, the Company had approximately $198,957,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position, together with the cost-cutting measures we implemented over the past several months, put us in a relatively good position with respect to our longer term liquidity needs.

New Pronouncements
FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by public companies. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing, non-SEC, accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Updates to the Codification will be issued in the form of Accounting Standards Updates. This Statement will be effective for the Company’s quarter ending October 4, 2009. Management expects that this standard will change the form in which pronouncements are disclosed; however, actual reporting requirements will not change.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2008.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended July 5, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. This matter is in its early stages. In April 2009 and again in June 2009, Defendant MvTec Software GmbH filed re-examination requests of the patents-at-issue with the United States Patent and Trademark Office.
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based on the Company’s assertions.
The Company cannot predict the outcome of the above-referenced matters and an adverse resolution of these lawsuits could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations.
ITEM 1A. RISK FACTORS
The Company’s restructuring programs may result in disruption to our business and may negatively impact our operating results.
In November 2008 and again in April 2009, the Company announced various restructuring actions which we anticipate will result in long-term cost savings. These actions, which include work force reductions, office closures, mandatory shutdown days, and decreases in discretionary spending, are intended to more closely align our cost structure with the current lower levels of business resulting from worldwide economic conditions. We believe, however, that unless the business climate improves significantly, these actions are unlikely to be sufficient for the Company to generate a profit for 2009. Although we expect to continue to make investments in strategic areas throughout this downturn, these restructuring actions may nevertheless negatively impact programs we believe are crucial to the long-term success of the Company, such as the ability to accelerate time to market for new products. In addition, our ability to provide a high level of service to our customers may be negatively impacted by these actions, particularly in regions where we have significantly downsized our operations.
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	per Share	Programs (1)	Plans or Programs
April 6 — May 3, 2009	—	—	—	$30,000,000
May 4 — May 31, 2009	—	—	—	$30,000,000
June 1 — July 5, 2008	—	—	—	$30,000,000
Total	—	—	—	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 23, 2009, at a Special Meeting of the Shareholders of the Company held in lieu of the 2009 Annual Meeting, the shareholders elected Patrick A. Alias, Robert J. Shillman, and Reuben Wasserman to serve as Directors for a term of three years. The 37,399,121 shares represented at the meeting were voted as follows:
For the election of Patrick A. Alias as a Director: 16,265,649 votes For and 21,133,472 votes Withheld.
For the election of Robert J. Shillman as a Director: 16,268,333 votes For and 21,130,788 votes Withheld.
For the election of Reuben Wasserman as a Director: 14,705,478 votes For and 22,693,643 votes Withheld.
Jerald Fishman, Theodor Krantz, Edward J. Smith, and Anthony Sun also continued as Directors following the meeting.
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

DATE: August 5, 2009	COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)