Form 10-Q
period 2009-10-04
COGNEX CORP
filed 2009-11-02
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 2009 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of October 4, 2009, there were 39,661,563 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue
Product	$37,429	$58,300	$112,185	$175,699
Service	3,749	4,956	12,248	15,159

	41,178	63,256	124,433	190,858

Cost of revenue
Product	9,589	14,327	31,893	44,401
Service	2,449	3,081	8,585	9,087

	12,038	17,408	40,478	53,488

Gross margin
Product	27,840	43,973	80,292	131,298
Service	1,300	1,875	3,663	6,072

	29,140	45,848	83,955	137,370

Research, development, and engineering expenses	6,756	9,073	23,295	27,292
Selling, general, and administrative expenses	21,281	28,788	69,826	83,362
Restructuring charges (Note 14)	223	—	4,258	—

Operating income (loss)	880	7,987	(13,424)	26,716

Foreign currency gain (loss)	1	327	(813)	798
Investment income	419	1,875	1,875	5,609
Other income (expense)	(158)	(45)	1,517	339

Income (loss) from continuing operations before income tax expense (benefit)	1,142	10,144	(10,845)	33,462
Income tax expense (benefit) on continuing operations	(3,359)	(1,189)	(5,517)	4,777

Income (loss) from continuing operations	4,501	11,333	(5,328)	28,685
Loss from operations of discontinued business, net of tax (Note 17)	—	—	—	(3,224)

Net income (loss)	$4,501	$11,333	$(5,328)	$25,461

Basic earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$0.11	$0.27	$(0.13)	$0.68
Loss from discontinued operations	$—	$—	$—	$(0.07)

Net income (loss)	$0.11	$0.27	$(0.13)	$0.61

Diluted earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$0.11	$0.27	$(0.13)	$0.68
Loss from discontinued operations	$—	$—	$—	$(0.08)

Net income (loss)	$0.11	$0.27	$(0.13)	$0.60

Weighted-average common and common-equivalent shares outstanding:
Basic	39,662	41,347	39,658	42,054

Diluted	39,666	41,462	39,658	42,298

Cash dividends per common share	$0.050	$0.150	$0.250	$0.320

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 4	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,162	$127,138
Short-term investments	55,527	52,559
Accounts receivable, less reserves of $1,390 and $1,290 in 2009 and 2008, respectively	25,246	30,510
Inventories	20,925	25,063
Deferred income taxes	12,253	10,231
Prepaid expenses and other current assets	13,013	18,923

Total current assets	254,126	264,424

Long-term investments	23,226	41,389
Property, plant, and equipment, net	28,959	27,764
Deferred income taxes	18,163	17,673
Intangible assets, net	29,604	31,278
Goodwill	82,739	80,765
Other assets	10,080	10,754

	$446,897	$474,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,851	$6,780
Accrued expenses	16,079	21,855
Accrued income taxes	462	2,986
Deferred revenue and customer deposits	10,858	19,429

Total current liabilities	32,250	51,050

Reserve for income taxes	6,327	9,922

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value —
Authorized: 140,000 shares, issued: 39,662 and 39,655 shares in 2009 and 2008, respectively	79	79
Additional paid-in capital	77,981	73,280
Retained earnings	329,983	345,225
Accumulated other comprehensive income (loss)	277	(5,509)

Total shareholders’ equity	408,320	413,075

	$446,897	$474,047

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Income	Equity
Balance as of December 31, 2008	39,655	$79	$73,280	$345,225	$(5,509)		$413,075

Issuance of common stock under stock purchase plans	7	—	80	—	—	—	80
Stock-based compensation expense	—	—	5,088	—	—	—	5,088
Excess tax benefit from stock option exercises	—	—	(467)	—	—	—	(467)
Payment of dividends	—	—	—	(9,914)	—	—	(9,914)
Comprehensive income:
Net loss	—	—	—	(5,328)	—	$(5,328)	(5,328)
Net unrealized loss on available-for-sale investments, net of tax of $53	—	—	—	—	(91)	(91)	(91)
Foreign currency translation adjustment, net of tax expense of $364	—	—	—	—	5,877	$5,877	5,877

Comprehensive income						$458

Balance as of October 4, 2009 (unaudited)	39,662	$79	$77,981	$329,983	$277		$408,320

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 4	September 28,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,328)	$25,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment loss related to discontinued business (Note 17)	—	2,987
Intangible asset impairment charge (Note 6)	1,000	1,500
Stock-based compensation expense	5,088	7,312
Depreciation and amortization	8,269	8,784
Provision for excess and obsolete inventory	3,033	1,772
Tax effect of stock option exercises	467	(1,681)
Deferred income tax	(2,651)	844
Change in operating assets and liabilities	(9,456)	(8,236)

Net cash provided by operating activities	422	38,743

Cash flows from investing activities:
Purchase of investments	(24,045)	(88,141)
Maturity and sale of investments	37,970	139,535
Purchase of property, plant, and equipment	(4,512)	(4,244)
Cash paid for business acquisition (Note 18)	(4,500)	(1,000)
Cash deposit related to discontinued business (Note 17)	—	2,797

Net cash provided by investing activities	4,913	48,947

Cash flows from financing activities:
Issuance of common stock under stock option/purchase plans	80	14,244
Repurchase of common stock	—	(68,418)
Payment of dividends	(9,914)	(13,342)
Tax effect of stock option exercises	(467)	1,681

Net cash used in financing activities	(10,301)	(65,835)

Effect of foreign exchange rate changes on cash	4,990	(905)

Net increase in cash and cash equivalents	24	20,950
Cash and cash equivalents at beginning of period	127,138	104,144

Cash and cash equivalents at end of period	$127,162	$125,094

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, restructuring charges (Note 14), business acquisitions and dispositions (Notes 18 and 17, respectively), and intangible asset impairment charges (Note 6), necessary to present fairly the Company’s financial position as of October 4, 2009 and the results of its operations for the three-month and nine-month periods ended October 4, 2009 and September 28, 2008, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 4, 2009 are not necessarily indicative of the results to be expected for the full year.
The Company has evaluated and disclosed subsequent events through the date of this filing.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2009-13, “Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force”
In September 2009, ASU 2009-13 was released. The ASU updates the Codification to modify the requirements for determining whether a deliverable in a multiple-deliverable revenue arrangement can be treated as a separate unit of accounting. ASU 2009-13 removes the criteria that there be objective and reliable evidence of fair value of the undelivered item(s) and requires the vendor to use its best estimate of the selling price of the deliverables to allocate arrangement consideration when vendor-specific or third-party evidence cannot be determined. The residual method of allocating arrangement consideration is no longer permitted. By providing another alternative for determining the selling price of the deliverables, this standard allows companies to allocate revenue in multiple-deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, early application is permitted as of the beginning of a fiscal year. Management is in the process of evaluating the impact of this update and whether early adoption will be elected.
Accounting Standards Update (ASU) 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force”
In September 2009, ASU 2009-14 was released. The ASU updates the Codification to remove from the scope of Statement of Position (SOP) 97-2 tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Revenue recognition for transactions that meet this definition would be similar to that for other tangible products, and ASU 2009-13 (as described above) would be applicable for multiple-deliverable revenue arrangements. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010; however, early application is permitted as of the beginning of a fiscal year. Management is in the process of evaluating the impact of this update and whether early adoption will be elected.
Accounting Standards Update (ASU) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”
In September 2009, ASU 2009-12 was released. The ASU updates the Codification to provide additional guidance on how companies should measure the fair value of certain alternative investments such as hedge funds, private equity funds, and venture capital funds. The guidance allows companies to determine the fair value of such investments using Net Asset Value as a practical expedient, unless it is probable the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2: New Pronouncements (continued)
investment will be sold at something other than Net Asset Value. The ASU also requires new disclosures for each major category of alternative investments including the nature of restrictions on investor’s ability to redeem its investment, any unfunded commitments, and the investment strategies of investees. ASU 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009; however early application is permitted. Management is in the process of evaluating the impact of this update.
NOTE 3: Fair Value Measurements
The Company adopted the fair value measure requirements of Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements and Disclosure” on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
The Company applies the three-level valuation hierarchy for fair value measurements as prescribed by ASC 820-10. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation methodology utilize unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 4,	December 31,
	2009	2008

Cash	$127,162	$124,339
Cash equivalents	—	2,799

Cash and cash equivalents	$127,162	$127,138

Municipal bonds	55,527	52,559

Short-term investments	$55,527	$52,559

Municipal bonds	15,758	33,921
Limited partnership interest (accounted for using cost method)	7,468	7,468

Long-term investments	$23,226	$41,389

	$205,915	$221,086

The following table presents the Company’s fair value hierarchy for its municipal bond investments as of October 4, 2009 (in thousands):

Significant Other
Observable
Inputs (Level 2)
Municipal bond investments	$71,285

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
The changes in the Level 3 municipal bond investments were as follows (in thousands):

Balance as of December 31, 2008	$2,000
Unrealized loss recorded in the first quarter of 2009	(400)
Reversal of unrealized loss due to sale of investments in the second quarter of 2009	400
Sale of investments in the second quarter of 2009	(2,000)

Balance as of October 4, 2009	$—

The Company’s limited partnership interest is accounted for using the cost method. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. Therefore, these assets are measured at fair value on a non-recurring basis. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. Management understands that the portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. There has not been a change to the carrying amount of this investment during the nine-month period ended October 4, 2009. However, management continues to monitor market conditions. Changes in market conditions could result in an impairment of this investment in a future period.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 4,	December 31,
	2009	2008
Raw materials	$11,957	$14,722
Work-in-process	1,356	976
Finished goods	7,612	9,365

	$20,925	$25,063

NOTE 6: Intangible Assets and Goodwill
In March 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG and leading supplier of wafer identification systems to semiconductor manufacturers in Europe. A portion of the purchase price was allocated to an intangible asset for relationships with a group of customers (Siemens Customer Relationships) reported under the MVSD segment. In the first quarter of 2009, the Company’s wafer identification business decreased dramatically from the levels experienced in 2008 and it became apparent that a recovery was unlikely to happen before the end of the year. Although the Company’s wafer identification business began to decline in the second half of 2008, the Company previously believed this business would recover during 2009 based upon industry information, as well as input from the Company’s sales force. In accordance with Accounting Standards Codification (ASC) 350-30, “Intangibles — Goodwill and Other,” the Company determined that this significant decrease in business in the first quarter of 2009 was a “triggering event” that required the Company to perform an impairment test of the Siemens Customer Relationships. The Company estimated the fair value of the Siemens Customer Relationships

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Intangible Assets and Goodwill (continued)
using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009 compared to a carrying value of $1,300,000 which resulted in an impairment charge of $1,000,000, which was included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. The Company is amortizing the remaining $300,000 asset over its estimated remaining life of two years on a straight-line basis.
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
In May 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors. A portion of the purchase price was allocated to an intangible asset for relationships with a group of original equipment manufacturers (DVT OEM Customer Relationships) reported under the MVSD segment. In the third quarter of 2008, the Company was notified by a significant OEM customer of its plans to discontinue its relationship with the Company. In accordance with ASC 350-30, “Intangibles — Goodwill and Other,” the Company determined the loss of this customer was a “triggering event” that required the Company to perform an impairment test of the DVT OEM Customer Relationships. The Company estimated the fair value of the DVT OEM Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the DVT OEM Customer Relationships had a fair value of $1,900,000 as of September 28, 2008 compared to a carrying value of $3,400,000 resulting in an impairment charge of $1,500,000, which was included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The following table presents the Company’s fair value hierarchy for the DVT OEM Customer Relationships as of September 28, 2008 (in thousands):

	Significant
	Unobservable
	Inputs (Level 3)	Total	Total Loss

DVT OEM Customer Relationships	$1,900	$1,900	$(1,500)

The significant inputs in the discounted cash flow analysis included an estimate of revenue streams from the customers obtained in the acquisition and estimates of expenses attributable to the revenue stream. The estimate of revenue streams from the customers obtained in the acquisition was based upon historical revenue streams from these customers, as well as input from the Company’s sales and marketing personnel who interact with these customers. Estimates of expenses attributable to the revenue stream were based upon the Company’s historical expense levels.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Intangible Assets and Goodwill (continued)
The Company recorded $2,990,000 of intangible assets and $1,692,000 of goodwill during the third quarter of 2009 related to the acquisition of the web monitoring business of Monitoring Technology Corporation.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate the carrying value of these assets may not be recoverable. An analysis prepared by the Company in the first quarter of 2009 indicated that no impairment of goodwill or other intangible assets, except the $1,000,000 impairment of Siemens Customer Relationships, was necessary. In subsequent periods, the Company reassessed this analysis and determined that no triggering event had occurred which would indicate a potential impairment of goodwill or other intangible assets. However, management continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
The Company changed the date as of which its annual goodwill impairment analysis is performed from the last day of fiscal October to the first day of fiscal October, which is also the first day of the fourth quarter. This change in timing is considered a change in accounting principle. The Company believes the new date is preferable because the timing coincides with the Company’s forecasting process and it allows the Company more time to complete the analysis prior to the date the Company reports its results for the fourth quarter.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2008	$1,657
Provisions for warranties issued during the period	682
Fulfillment of warranty obligations	(1,101)
Foreign exchange rate changes	50

Balance as of October 4, 2009	$1,288

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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Contingencies (continued)
United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based on the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents. The settlement did not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. This matter is in the discovery stage.
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
NOTE 10: Derivative Instruments
Accounting Standards Codification (ASC) 815, “Derivatives and Hedging,” requires enhanced disclosure about the objectives of derivative instruments, the method of accounting for such instruments, and how

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Derivative Instruments (continued)
derivative instruments affect an entity’s financial position, results of operations, and cash flows. The Company adopted this standard effective January 1, 2009.
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
In accordance with ASC 815-25, these forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations.
As of October 4, 2009, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	1,007,250,000 Japanese Yen
U.S. Dollar/Euro	2,980,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of October 4, 2009 and December 31, 2008 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	October 4,	December 31,	Sheet	October 4,	December 31,
	Location	2009	2008	Location	2009	2008
Currency forward contracts	Prepaid expenses and other current assets	$83	$207	Accrued expenses	$35	$255

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Derivative Instruments (continued)
Information regarding the effect of the forward contracts, net of the underlying exposures, on the Consolidated Statements of Operations for the three-month and nine-month periods ended October 4, 2009 and September 28, 2008 were as follows (in thousands):

	Location of	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Gain (Loss)	Recognized in Income on
	Recognized	Derivative		Recognized	Derivative
	in Income	Three-months ended		in Income	Nine-months ended
	on	October 4,	September 28,	on	October 4,	September 28,
	Derivative	2009	2008	Derivative	2009	2008
Currency forward contracts	Foreign currency gain (loss)	$18	$447	Foreign currency gain (loss)	$(254)	$535
The following table presents the Company’s fair value hierarchy for its forward contracts as of October 4, 2009 (in thousands):

	Quoted Prices in Active
	Markets for Identical Assets
	(Level 1)	Total

Currency forward contracts	$48	$48

The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of October 4, 2009, the Company had 8,861,960 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (7,085,000) and the 2007 Stock Option and Incentive Plan (1,776,960). Each of these plans expires ten years from the date the plan was approved.
Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the nine-month period ended October 4, 2009:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	11,406	$25.10
Granted	63	13.79
Exercised	(1)	1.00
Forfeited or Expired	(1,311)	25.48

Outstanding at October 4, 2009	10,157	$24.98	5.5	$773

Exercisable at October 4, 2009	7,389	$26.34	4.6	$695

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
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Risk-free rate	3.2%	3.8%	3.2%	3.9%
Expected dividend yield	1.5%	1.3%	1.5%	1.7%
Expected volatility	43%	42%	43%	42%
Expected term (in years)	5.4	6.4	4.6	6.0
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended October 4, 2009 and September 28, 2008 were $5.62 and $7.07, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended October 4, 2009 and September 28, 2008 was $4.81 and $7.77, respectively. The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 4, 2009 was $1,444,000 and $474,000, respectively, and for the three-month period ended September 28, 2008 was $2,916,000 and $965,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 4, 2009 was $5,088,000 and $1,679,000, respectively, and for the nine-month period ended September 28, 2008 was $7,312,000 and $2,379,000, respectively. No compensation expense was capitalized as of October 4, 2009 or December 31, 2008.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations:

	Three-months Ended		Nine-months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
Product cost of revenue	$67	$133	$346	$448
Service cost of revenue	41	120	155	435
Research, development, and engineering	387	732	1,354	2,325
Selling, general, and administrative	949	1,931	3,233	4,104

	$1,444	$2,916	$5,088	$7,312

The total intrinsic values of stock options exercised for the three-month periods ended October 4, 2009 and September 28, 2008 were $0 and $253,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended October 4, 2009 and September 28, 2008 were $3,000 and $5,662,000, respectively.
The total fair values of stock options vested for the three-month periods ended October 4, 2009 and September 28, 2008 were $578,000 and $592,000, respectively. The total fair values of stock options vested for the nine-month periods ended October 4, 2009 and September 28, 2008 were $13,780,000 and $16,443,000, respectively.
As of October 4, 2009, total unrecognized compensation expense related to non-vested stock options was $6,790,000, which is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of October 4, 2009, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the nine-month period ended October 4, 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate on continuing operations to the Company’s effective tax rate was as follows:

	Three-months Ended		Nine-months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Income tax at federal statutory rate	35%	35%	(35%)	35%
State income taxes, net of federal benefit	1	2	(1)	3
Tax-exempt investment income	3	(3)	(3)	(4)
Foreign tax rate differential	(20)	(10)	21	(10)
Tax credit	1	—	(2)	—
Cumulative effect of rate change	(19)	3	(2)	1
Discrete tax events	(293)	(40)	(31)	(12)
Other	(2)	1	2	1

Income tax provision (benefit)	(294%)	(12)%	(51%)	14%

The Company’s effective tax rate on continuing operations was a benefit of 294% and a benefit of 51% for the three-month and nine-month periods in 2009, respectively, compared to a benefit of 12% and an expense of 14% for the same periods in 2008.
The effective tax rate for the third quarter of 2009 included a decrease in tax expense of $3,150,000 upon the expiration of the statutes of limitations for certain reserves for income tax uncertainties and a decrease in tax expense of $197,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete tax events decreased the effective tax rate from a benefit of 1% to a benefit of 294% for the three-month period in 2009 and decreased the effective tax rate from a benefit of 20% to a benefit of 51% for the nine-month period in 2009.
The effective tax rate for the first quarter of 2008 included an increase in tax expense of $136,000 for a capital loss reserve and a decrease in tax expense of $48,000 to decrease a reserve for income tax uncertainties for a true-up of a prior year estimate. The effective tax rate for the third quarter of 2008 included a decrease in tax expense of $4,390,000 upon the expiration of the statutes of limitations and the final settlement with the Internal Revenue Service for an audit of tax years 2003 through 2006; an increase in tax expense of $317,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns; and an increase in tax expense of $17,000 resulting from a reduction of certain deferred state tax assets reflecting a tax rate change in Massachusetts. These discrete tax events decreased the effective tax rate from an expense of 28% to a benefit of 12% for the three-month period in 2008 and decreased the effective tax rate from an expense of 26% to an expense of 14% for the nine-month period in 2008.
The effective tax rate excluding discrete tax events decreased from an expense of 26% of the Company’s pre-tax income in 2008 to a benefit of 20% of the Company’s pre-tax loss in 2009 for the nine-month period due to a higher proportion of current-year projected losses being incurred in low tax jurisdictions compared to high tax jurisdictions. The effective tax rate excluding discrete tax events decreased from an expense of 28% of the Company’s pre-tax income in 2008 to a benefit of 1% of the Company’s pre-tax loss in 2009 for the three-month period. The effective tax rate excluding discrete tax events for the three-month period in 2009 reflects a true-up of the 2009 tax rate from an 18% benefit to a 20% benefit. The effective tax rate excluding discrete tax events for the three-month period in 2008 reflects a true-up of the 2008 tax rate from an expense of 25% to an expense of 26%.
During the nine-month period ended October 4, 2009, the Company recorded a $2,757,000 decrease in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $3,019,000 was recorded in the three-month period ended October 4, 2009. Estimated interest and

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Taxes (continued)
penalties included in these amounts totaled $41,000 and $124,000 for the three-month and the nine-month period ended October 4, 2009. The Company reduced its reserves for uncertain tax positions due to the expiration of statutes of limitations in several jurisdictions by $4,044,000 for both the three-month and nine-month periods ended October 4, 2009. This gross reduction to the reserve was offset by $894,000 of correlative relief for both the three-month and nine-month periods. The net reduction in tax expense in the three-month and nine-month periods ended October 4, 2009 was $3,150,000. Interest, net of federal benefit, and penalties are recorded as tax expense.
The Company’s reserve for income taxes, including gross interest and penalties of $1,366,000, was $6,327,000 as of October 4, 2009 and would reduce income tax expense in a future period, if the Company’s tax positions were sustained. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities as of October 4, 2009. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of the reserves could be released, which would decrease income tax expense by as much as $1,100,000 to $1,500,000 within the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts and California. The tax years 2002 through 2008 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has been granted Competent Authority intervention in accordance with the Japan/Ireland tax treaty. It is not expected that this audit will be concluded within the next twelve months. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $8,536,000 based upon the October 4, 2009 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.
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
The Company estimates the total restructuring charge to be approximately $1,250,000, of which $1,216,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The remaining cost will be recognized during the fourth quarter of 2009. The following table summarizes the restructuring plan (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Restructuring Charges (continued)

		Incurred in	Incurred in	Cumulative
	Total Amount	the Three-	the Nine-	Amount Incurred
	Expected to be	months Ended	months Ended	through
	Incurred	October 4, 2009	October 4, 2009	October 4, 2009

One-time termination benefits	$552	$(40)	$298	$552
Contract termination costs	374	—	374	374
Other associated costs	324	29	286	290

	$1,250	$(11)	$958	$1,216

One-time termination benefits include severance and retention bonuses for 31 employees who were terminated. Severance and retention bonuses for those employees who continued to work after the notification date were recognized over the service period. Contract termination costs primarily include rental payments for the Duluth, Georgia facility for periods subsequent to the date the distribution activities were transferred to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs were recognized in the second quarter of 2009 when the Company ceased using the Duluth, Georgia facility. Other associated costs primarily include travel and transportation expenses between Georgia and Massachusetts related to the closure of the Georgia facility and relocation costs related to employees transferred to other locations, as well as outplacement services for the terminated employees. These costs are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total

Balance as of December 31, 2008	$207	$—	$—	$207
Restructuring charges	393	374	286	1,053
Cash payments	(505)	(268)	(267)	(1,040)
Restructuring adjustments	(95)	—	—	(95)

Balance as of October 4, 2009	$—	$106	$19	$125

Restructuring adjustments are primarily due to the forfeiture of one-time termination benefits, including severance and retention bonuses, by certain employees who voluntarily terminated their employment prior to the end of the communicated service period or who were retained as employees in another capacity. The impact of revisions to the service period for certain employees entitled to severance and retention bonuses is also included in the restructuring adjustment.
April 2009
In April 2009, the Company announced a variety of cost-cutting measures, including a work force reduction and office closures, intended to more closely align the Company’s cost structure with the current lower levels of business resulting from worldwide economic conditions.
The total restructuring charge from these actions was $3,100,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The following table summarizes the restructuring plan (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Restructuring Charges (continued)

		Incurred in	Incurred in
	Total Amount	the Three-	the Nine-
	Expected to be	months Ended	months Ended
	Incurred	October 4, 2009	October 4, 2009

One-time termination benefits	$2,830	$37	$2,830
Contract termination costs	167	(16)	167
Other associated costs	103	13	103

	$3,100	$34	$3,100

One-time termination benefits include severance for 72 employees who were terminated. Severance for those employees who continued to work after the notification date was recognized over the service period. Contract termination costs include early cancellation penalties for offices closed prior to the end of the lease. These contract termination costs were recognized in the second quarter of 2009 when the Company terminated these contracts. Other associated costs primarily include legal costs related to the employee termination actions. These costs were recognized in the second quarter of 2009 when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2008	$—	$—	$—	$—
Restructuring charges	2,830	183	107	3,120
Cash payments	(2,691)	(167)	(92)	(2,950)
Restructuring adjustments	—	(16)	(4)	(20)

Balance as of October 4, 2009	$139	$—	$11	$150

Restructuring adjustments are due to lower lease cancellation penalties and lower legal costs than originally estimated.
September 2009
On October 1, 2009, which was the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which the Company anticipates will result in long-term cost savings and production efficiencies. This facility included a SISD system assembly and integration team, a SISD spare parts depot, an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.
The Company estimates the total restructuring charge from these actions to be approximately $676,000, of which $200,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The remaining cost will be recognized during the fourth quarter of 2009 and the first half of 2010. The following table summarizes the restructuring plan (in thousands):

	Total
	Amount	Incurred in
	Expected	the Three-
	to be	months Ended
	Incurred	October 4, 2009

One-time termination benefits	$410	$189
Contract termination costs	156	—
Other associated costs	110	11

	$676	$200

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Restructuring Charges (continued)
One-time termination benefits include salary, which the Company is obligated to pay over the legal notification period, and severance for eight employees who have been notified that they will be terminated at a future date. A liability for the termination benefits of those employees who will not be retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who will be retained to render service beyond the legal notification period was measured initially at the communication date but will be recognized over the future service period. Contract termination costs include rental payments for the Kuopio, Finland facility during the periods for which the Company will not receive an economic benefit. These contract termination costs will be recognized in the fourth quarter of 2009 when the Company ceases using the facility. Other associated costs include legal costs related to the employee termination actions, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2008	$—	$—	$—	$—
Restructuring charges	189	—	11	200
Cash payments	—	—	—	—
Restructuring adjustments	—	—	—	—

Balance as of October 4, 2009	$189	$—	$11	$200

NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Basic weighted-average common shares outstanding	39,662	41,347	39,658	42,054
Effect of dilutive stock options	4	115	—	244

Diluted weighted-average common and common-equivalent shares outstanding	39,666	41,462	39,658	42,298

Stock options to purchase 10,174,797 and 10,691,649 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 4, 2009, respectively, and 11,552,921 and 10,243,403 for the same periods in 2008, but were not included in the calculation of dilutive net income (loss) per share because they were anti-dilutive. Additionally, because the Company recorded a cumulative net loss during the nine-month period ended October 4, 2009, potential common stock equivalents of 830 were not included in the calculation of diluted net loss per share for this period.
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
The following table summarizes information about the Company’s segments (in thousands):

Three-months Ended			Reconciling
October 4, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$31,575	$5,854	$—	$37,429
Service revenue	1,229	2,520	—	3,749
Operating income	4,250	789	(4,159)	880

Nine-months Ended			Reconciling
October 4, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$95,195	$16,990	$—	$112,185
Service revenue	4,036	8,212	—	12,248
Operating income (loss)	(2,125)	1,397	(12,696)	(13,424)

Three-months Ended			Reconciling
September 28, 2008	MVSD	SISD	Items	Consolidated

Product revenue	$50,143	$8,157	$—	$58,300
Service revenue	2,167	2,789	—	4,956
Operating income	12,519	1,883	(6,415)	7,987

Nine-months Ended			Reconciling
September 28, 2008	MVSD	SISD	Items	Consolidated

Product revenue	$156,789	$18,910	$—	$175,699
Service revenue	7,443	7,716	—	15,159
Operating income	40,552	3,205	(17,041)	26,716
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17: Loss from Operations of a Discontinued Business (continued)
Accordingly, in July 2008, the Company sold all of the assets of its lane departure business to Takata Holdings, Inc. for $3,208,000 in cash (less $38,000 of costs to sell), of which $250,000 was received in the second quarter of 2008, $2,585,000 was received in the third quarter of 2008, and the remaining $373,000 (representing an amount held in escrow) is expected to be received during the first quarter of 2010.
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
NOTE 18: Acquisition of Web Monitoring Business
On September 30, 2009, the Company acquired the web monitoring business of Monitoring Technology Corporation (MTC), a manufacturer of products for monitoring industrial equipment and processes. The acquired SmartAdvisor Web Monitoring System (WMS) is complementary to Cognex’s SmartView Web Inspection System (WIS), which is sold by the Company’s Surface Inspection Systems Division (SISD). When used together, the WIS will automatically identify and classify defects and the WMS will then provide the customer with the ability to determine the root causes of each of those defects so that they can be quickly eliminated. The combination of WMS and WIS will allow SISD to provide a fully-integrated system to paper manufacturers. SISD will serve SmartAdvisor’s established customer base, primarily in North America, and plans to expand the sales of SmartAdvisor globally through its existing worldwide sales and service organization. The Company recorded goodwill of $1,692,000 related to the synergies resulting from this acquisition.
The Company paid $5,000,000 in cash, with $4,500,000 paid upon closing and $500,000 to be paid during the fourth quarter of 2009 into an escrow account. There are no contingent payments. The purchase price is subject to a working capital adjustment that is estimated at the date of this filing to be $59,000 payable to Cognex, thereby reducing the purchase price to $4,941,000. Transaction costs, which were expensed as incurred during the third quarter of 2009, totaled $40,000.
The purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated Fair	Amortization Period
	Value	(in years)

Inventories	$259
Intangible assets
Completed technology	670	7
Customer relationships	1,950	9
Trademark	140	8
Non-compete agreements	230	5
Goodwill	1,692

Total assets acquired	4,941

Total liabilities assumed	0

Total purchase price	$4,941

The acquired goodwill has been assigned to the SISD segment. The acquired intangible assets, including goodwill, are deductible for tax purposes.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18: Acquisition of Web Monitoring Product Line (continued)
The historical results of operations of the acquired business were not material compared to the consolidated results of operations of the Company; therefore, pro forma results are not presented. Additionally, the amount of revenue and earnings related to this acquisition since the acquisition date are considered to be immaterial to the consolidated results of operations of the Company for the three-month and nine-month periods ended October 4, 2009.
NOTE 19: Dividends
On August 5, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend was paid on September 18, 2009 to all shareholders of record at the close of business on September 4, 2009.
On November 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend is payable on December 18, 2009 to all shareholders of record at the close of business on December 4, 2009.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by the Company’s use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” and similar words and other statements of a similar sense. These statements are based upon the Company’s current estimates and expectations as to prospective events and circumstances, which may or may not be in the Company’s control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, strategic plans, and the impact of the Company’s cost-cutting measures, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to achieve significant international revenue; (4) fluctuations in foreign currency exchange rates; (5) the loss of a large customer; (6) the reliance upon key suppliers to manufacture and deliver critical components for our products; (7) the inability to attract and retain skilled employees; (8) the inability to design and manufacture high-quality products; (9) the technological obsolescence of current products and the inability to develop new products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the failure to properly manage the distribution of products and services; (12) the inability to protect our proprietary technology and intellectual property; (13) our involvement in time-consuming and costly litigation; (14) the impact of competitive pressures; (15) the challenges in integrating and achieving expected results in acquired businesses; (16) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (17) potential disruption to the Company’s business from its restructuring programs; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I — Item 1A of the Company’s Annual Report on Form 10-K, as updated in Part II — Item 1A of this report. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•	Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 70% and 73% of total revenue for the three-month and nine-month periods in 2009, respectively.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market has been in a prolonged downturn since early 2006.

Sales to semiconductor and electronics capital equipment manufacturers represented approximately 10% and 7% of total revenue for the three-month and nine-month periods in 2009, respectively.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 20% of total revenue in both the three-month and nine-month periods in 2009.
Revenue for the third quarter of 2009 totaled $41,178,000, representing a 35% decrease from the same quarter in 2008. This decrease in revenue resulted primarily from lower sales to customers in the semiconductor and electronics capital equipment and discrete factory automation markets of the Company’s MVSD segment, which have been impacted by the current worldwide economic slowdown. In the fourth quarter of 2008 and again during 2009, the Company announced a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. As a result of these actions, operating expenses were down 25% from the prior year and the Company recorded operating income of $880,000 for the third quarter of 2009.
Although lower demand in the summer months has historically translated to lower revenue in the third quarter as compared to the second quarter, revenue for the third quarter of 2009 was slightly higher than the prior quarter and there are indications that order levels within the Company’s MVSD segment may have stabilized. For the fourth quarter of 2009, we anticipate that both revenue and operating expenses will increase from the levels reported in the third quarter. The anticipated increase in operating expenses is due to savings from mandatory shutdown days in the third quarter of 2009 that will not recur in the fourth quarter, as well as spending related to strategic initiatives. Despite increased operating expenses, the Company does expect to generate operating income in the fourth quarter of 2009.
Results of Operations
Revenue
Revenue decreased by $22,078,000, or 35%, for the three-month period and decreased by $66,425,000, or 35%, for the nine-month period due to lower sales to customers in all three of the markets the Company serves.
Discrete Factory Automation Market
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 70% and 73% of total revenue for the three-month and nine-month periods in 2009, respectively, compared to 67% and 68% for the same periods in 2008. Sales to these customers decreased by $13,640,000, or 32%, for the three-month period and decreased by $39,606,000, or 30%, for the nine-month period. Demand from the Company’s factory automation customers has been affected by the worldwide economic slowdown, which first began to impact the Company’s orders from these customers in the third quarter of 2008. For the second quarter in a row, demand from these customers increased slightly over the prior quarter, which is a positive indication that these order levels may have stabilized. Based on current order trends, we anticipate revenue for this market will be higher in the fourth quarter of 2009 compared to the third quarter of 2009.
Semiconductor and Electronics Capital Equipment Market
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 10% and 7% of total revenue for the three-month and nine-month periods in 2009, respectively, compared to 16% and 18% for the same periods in 2008. Sales to these customers decreased by $5,866,000, or 60%, for the three-month period and decreased by $25,395,000, or 74%, for the nine-month period due to industry cyclicality, as well as competitive market pressures. In recent years, the competitive landscape in this market has changed, and price and flexibility of purchasing hardware from other vendors have become more important factors in our customers’ purchasing decisions. To address this market change, the Company has introduced software-only products; however, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. Although, for the second quarter in a row, demand from these customers increased over the prior quarter, order levels are still extremely low. As a result of the continued impact of a prolonged industry downturn and pricing pressure, together with current worldwide economic conditions, we do not expect a significant change in this business in the fourth quarter of 2009.
Surface Inspection Market
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 20% of total revenue for both the three-month and nine-month periods in 2009, compared to 17% and 14% for the same periods in 2008. Revenue from these customers decreased by $2,572,000, or 23%, for the three-month period and decreased by $1,424,000, or 5%, for the nine-month period due to lower product revenue resulting from both the timing of shipments, as well as the impact of revenue deferrals. While demand for the Company’s surface inspection customers has not been significantly impacted by current worldwide economic conditions to date, these conditions have increased competitive market pressures resulting in higher discounting of products in order to maintain and grow market share.
Product Revenue
Product revenue decreased by $20,871,000, or 36%, for the three-month period and decreased by $63,514,000, or 36%, for the nine-month period primarily due to a lower volume of vision systems sold to customers in the semiconductor and electronics capital equipment and discrete factory automation markets. The timing of SISD shipments and the impact of revenue deferrals on that market also contributed to the decline in product revenue for both the three-month and nine-month periods. Product revenue in the first quarter of 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped over the last two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, decreased by $1,207,000, or 24%, for the three-month period and decreased by $2,911,000, or 19%, for the nine-month period due to lower maintenance and support revenue. In the nine-month period, the lower maintenance and support revenue was partially offset by higher revenue from surface inspection installation services. Maintenance and support revenue has declined due to the introduction of new products and functionality that make vision easier to use and require less maintenance and support. Service revenue increased as a percentage of total revenue to 9% and 10% for the three-month and nine-month periods in 2009, respectively, from 8% in both periods in 2008.
Gross Margin
Gross margin as a percentage of revenue was 71% and 67% for the three-month and nine-month periods in 2009, respectively, compared to 72% for both periods in 2008. This decrease was primarily due to lower MVSD product margins, as well as a higher percentage of total revenue from the sale of surface inspection systems, which have lower margins than the sale of modular vision systems.
MVSD Margin
MVSD gross margin as a percentage of revenue was 76% and 73% for the three-month and nine-month periods in 2009, respectively, compared to 77% and 76% for the same periods in 2008. The decrease in MVSD margin was primarily due to a lower product margin resulting from the impact of relatively flat new product introduction costs on a lower revenue base, as well as higher provisions for excess and obsolete inventory. These negative impacts were partially offset for the nine-month period by the higher-than-average margin achieved on a $4,400,000 revenue arrangement recognized in the first quarter of 2009. This arrangement included the transfer of source code, as well as the delivery of product, which resulted in a higher selling price and a higher margin on the overall arrangement.
SISD Margin
SISD gross margin as a percentage of revenue was 50% and 45% for the three-month and nine-month periods in 2009, respectively, compared to 50% in both periods in 2008. The decrease in SISD margin for the nine-month period was due to a lower service margin resulting from a higher percentage of service revenue from installation services, which have lower margins than the sale of maintenance and support, spare parts, and repairs. A lower product margin due to higher discounting of products in response to competitive market pressures, as well as a higher material and labor component for the systems sold in 2009, also contributed to the decline in the SISD margin for the nine-month period. Although the service margin for the three-month period was also impacted by a higher percentage of service revenue from relatively low-margin installation services, an increase in the product margin offset this decrease. The higher product margin for the three-month period was due to a lower material and labor component for the systems sold in 2009. We anticipate that SISD margins will decline over the next year as orders booked in 2009, with a higher discount as a result of competitive market pressures, are recognized as revenue.
Product Margin
Product gross margin as a percentage of revenue was 74% and 72% for the three-month and nine-month periods in 2009, respectively, compared to 75% for both periods in 2008. This decrease was primarily due to the lower MVSD product margin as described above, as well as a higher percentage of total revenue from the sale of surface inspection systems, which have lower margins than the sale of modular vision systems. This decrease was partially offset for the nine-month period by the higher-than-average margin achieved on a $4,400,000 revenue arrangement recognized in the first quarter of 2009.
Service Margin
Service gross margin as a percentage of revenue was 35% and 30% for the three-month and nine-month periods in 2009, respectively, compared to 38% and 40% for the same periods in 2008. This decrease was due to the lower SISD service margin as described above. A lower MVSD service margin also contributed to the decline in the service margin for the nine-month period. Although maintenance and support costs for the nine-month period declined from the prior year due to improvements in product ease of use, service revenue declined at a greater rate.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $2,317,000, or 26%, for the three-month period and decreased by $3,997,000, or 15%, for the nine-month period. MVSD RD&E expenses decreased by $2,234,000, or 27%, for the three-month period and decreased by $3,809,000, or 15%, for the nine-month period, while SISD RD&E expenses were $83,000, or 10%, lower for the three-month period and $188,000, or 7%, lower for the nine-month period.
The decrease in MVSD RD&E expenses was due to lower company bonus accruals ($140,000 for the three-month period and $759,000 for the nine-month period) and lower stock-based compensation expense ($333,000 for the three-month period and $930,000 for the nine-month period), as well as the favorable impact of changes in foreign currency exchange rates ($128,000 for the three-month period and $556,000 for the nine-month period). The U.S. Dollar was stronger relative to the Euro in 2009 compared to 2008, resulting in lower RD&E costs when expenses of the Company’s European operations were translated to U.S. Dollars. In November 2008 and again in April 2009, the Company announced a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. These measures included MVSD RD&E headcount reductions, primarily in the United States, which lowered the Company’s personnel-related costs, such as salaries and fringe benefits ($535,000 for the three-month period and $694,000 for the nine-month period). Other cost cutting measures, including mandatory shutdown days and a lower Company contribution to employees’ 401(k) plans in the third quarter of 2009, also lowered the Company’s fringe benefit costs ($447,000 for the three-month period and $477,000 for the nine-month period).
The decrease in SISD RD&E expenses was primarily due to the timing of outside services ($77,000 for the three-month period and $223,000 for the nine-month period).
RD&E expenses as a percentage of revenue were 16% and 19% for the three-month and nine-month periods in 2009, respectively, and 14% for both periods in 2008. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID Products business and the development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our ability to maintain and gain market share. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels and the Company anticipates RD&E spending as a percentage of revenue will be higher than these targets during 2009.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $7,507,000, or 26%, for the three-month period and decreased by $13,536,000, or 16%, for the nine-month period. MVSD SG&A expenses decreased by $7,206,000, or 31%, for the three-month period and decreased by $11,715,000, or 18%, for the nine-month period, while SISD SG&A expenses decreased $358,000, or 12%, for the three-month period and decreased by $196,000, or 2%, for the nine-month period. Corporate expenses that are not allocated to either division were $57,000, or 2%, higher for the three-month period and $1,625,000, or 17%, lower for the nine-month period.
The decrease in MVSD SG&A expenses was due to the impact of cost-cutting measures announced by the Company in November 2008 and again in April 2009 intended to reduce expenses in response to lower revenue expectations. These measures included headcount reductions across all regions, which lowered the Company’s personnel-related costs, such as salaries, fringe benefits, commissions, and travel ($2,488,000 for the three-month period and $3,081,000 for the nine-month period). Other cost-cutting measures, including mandatory shutdown days and a lower Company contribution to employees’ 401(k) plans in the third quarter of 2009, also lowered the Company’s fringe benefit costs for the three-month period ($755,000). In addition to lower spending related to headcount levels, commissions also decreased due to business levels ($1,063,000) while travel decreased due to tighter controls over discretionary spending and lower air travel rates ($1,044,000) for the nine-month period. Other reductions in discretionary spending included lower marketing and promotional expenses ($1,058,000 for the three-month period and $2,330,000 for the nine-month period), lower expenses related to the Company’s sales kick-off meetings held during the first quarter each year ($609,000 for the nine-month period only), and lower company bonus accruals ($204,000 for the three-month period and $760,000 for the nine-month period). The favorable impact of changes in foreign currency exchange rates also contributed to the decrease in expenses ($248,000 for the three-month period and $1,845,000 for the nine-month period). Finally, the Company recorded intangible asset impairment charges of $1,000,000 in the first quarter of 2009 and $1,500,000 in the third quarter of 2008 (refer to Note 6 to the Consolidated Financial Statements), resulting in a $1,500,000 decrease in expenses for the three-month period and a $500,000 decrease in expenses for the nine-month period.
The decrease in SISD SG&A expenses for the three-month period was due to lower sales commissions ($102,000), lower marketing and promotional expenses ($82,000), as well as additional savings from shutdown days and other cost-cutting measures implemented in the third quarter ($92,000). For the nine-month period, the decrease in SISD SG&A expenses was due to lower sales commissions ($128,000) and the favorable impact of foreign currency exchange rates ($253,000), which were partially offset by costs related to the opening of a sales office in China ($178,000).
The decrease in corporate expenses for the nine-month period was due to lower company bonus accruals ($414,000) and lower stock-based compensation expense ($1,002,000). In addition, fewer employees were dedicated to corporate activities in 2009 ($637,000) and tax services related to a Japanese tax audit were lower ($417,000). These savings were partially offset by increased legal fees primarily for patent-infringement actions ($1,248,000 — refer to Note 8 to the Consolidated Financial Statements). For the three-month period, savings from lower stock-based compensation expense ($658,000) and the cost-cutting measures implemented in the third quarter ($117,000) were offset by higher legal fees primarily for patent-infringement actions ($959,000).
Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its facility in Duluth, Georgia, which the Company anticipates will result in long-term cost savings. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, and a sales training and support group, as well as a team of finance support staff. During the second quarter of 2009, this distribution center was consolidated into the Company’s headquarters in Natick, Massachusetts resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions have been transferred to other locations, the majority of these positions, and all of the finance positions, have been eliminated. The Company expects to achieve expense savings of approximately $2,000,000 in 2009, which will be partially offset by $992,000 of restructuring costs, and expense savings of approximately $3,500,000 per year thereafter related to the closure of its Duluth, Georgia facility. The Company hired fewer employees to staff the new distribution center in Natick, Massachusetts than originally planned, resulting in higher estimated cost savings than the original estimate. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The Company estimates the total restructuring charge to be approximately $1,250,000, of which $1,216,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The remaining cost will be recognized during the fourth quarter of 2009. The following table summarizes the restructuring plan (in thousands):

		Incurred in	Incurred in	Cumulative
	Total Amount	the Three-	the Nine-	Amount Incurred
	Expected to be	months Ended	months Ended	through
	Incurred	October 4, 2009	October 4, 2009	October 4, 2009
One-time termination benefits	$552	$(40)	$298	$552
Contract termination costs	374	—	374	374
Other associated costs	324	29	286	290

	$1,250	$(11)	$958	$1,216

One-time termination benefits include severance and retention bonuses for 31 employees who were terminated. Severance and retention bonuses for those employees who continued to work after the notification date were recognized over the service period. Contract termination costs primarily include rental payments for the Duluth, Georgia facility for periods subsequent to the date the distribution activities were transferred to Natick, Massachusetts, for which the Company will not receive an economic benefit. These contract termination costs were recognized in the second quarter of 2009 when the Company ceased using the Duluth, Georgia facility. Other associated costs primarily include travel and transportation expenses between Georgia and Massachusetts related to the closure of the Georgia facility and relocation costs related to employees transferred to other locations, as well as outplacement services for the terminated employees. These costs are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2008	$207	$—	$—	$207
Restructuring charges	393	374	286	1,053
Cash payments	(505)	(268)	(267)	(1,040)
Restructuring adjustments	(95)	—	—	(95)

Balance as of October 4, 2009	$—	$106	$19	$125

Restructuring adjustments are primarily due to the forfeiture of one-time termination benefits, including severance and retention bonuses, by certain employees who voluntarily terminated their employment prior to the end of the communicated service period or who were retained as employees in another capacity. The impact of revisions to the service period for certain employees entitled to severance and retention bonuses is also included in the restructuring adjustment.
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
The total restructuring charge from these actions was $3,100,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the MVSD reporting segment. The following table summarizes the restructuring plan (in thousands):

		Incurred in	Incurred in
	Total Amount	the Three-	the Nine-
	Expected to be	months Ended	months Ended
	Incurred	October 4, 2009	October 4, 2009

One-time termination benefits	$2,830	$37	$2,830
Contract termination costs	167	(16)	167
Other associated costs	103	13	103

	$3,100	$34	$3,100

One-time termination benefits include severance for 72 employees who were terminated. Severance for those employees who continued to work after the notification date was recognized over the service period. Contract termination costs include early cancellation penalties for offices closed prior to the end of the lease. These contract termination costs were recognized in the second quarter of 2009 when the Company terminated these contracts. Other associated costs primarily include legal costs related to the employee termination actions. These costs were recognized in the second quarter of 2009 when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2008	$—	$—	$—	$—
Restructuring charges	2,830	183	107	3,120
Cash payments	(2,691)	(167)	(92)	(2,950)
Restructuring adjustments	—	(16)	(4)	(20)

Balance as of October 4, 2009	$139	$—	$11	$150

Restructuring adjustments are due to lower lease cancellation penalties and lower legal costs than originally estimated.
September 2009
On October 1, 2009, which was the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which the Company anticipates will result in long-term cost savings and production efficiencies. This facility included a SISD system assembly and integration team, a SISD spare parts depot, an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff. The Company anticipates that the expense savings will be offset by the restructuring costs in 2009; however, the Company expects to achieve cost savings of approximately $1,000,000 in 2010 related to the closure of the Kuopio, Finland facility. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The Company estimates the total restructuring charge from these actions to be approximately $676,000, of which $200,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The remaining cost will be recognized during the fourth quarter of 2009 and the first half of 2010. The following table summarizes the restructuring plan (in thousands):

	Total	Incurred in
	Amount	the Three-
	Expected to	months Ended
	be Incurred	October 4, 2009

One-time termination benefits	$410	$189
Contract termination costs	156	—
Other associated costs	110	11

	$676	$200

One-time termination benefits include salary, which the Company is obligated to pay over the legal notification period, and severance for eight employees who have been notified that they will be terminated at a future date. A liability for the termination benefits of those employees who will not be retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who will be retained to render service beyond the legal notification period was measured initially at the communication date but will be recognized over the future service period. Contract termination costs include rental payments for the Kuopio, Finland facility during the periods for which the Company will not receive an economic benefit. These contract termination costs will be recognized in the fourth quarter of 2009 when the Company ceases using the facility. Other associated costs include legal costs related to the employee termination actions, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2008	$—	$—	$—	$—
Restructuring charges	189	—	11	200
Cash payments	—	—	—	—
Restructuring adjustments	—	—	—	—

Balance as of October 4, 2009	$189	$—	$11	$200

Nonoperating Income (Expense)
The Company recorded a foreign currency gain of $1,000 and a foreign currency loss of $813,000 for the three-month and nine-month periods in 2009, respectively, compared to a gain of $327,000 and $798,000 for the three-month and nine-month periods in 2008, respectively. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of the accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income decreased by $1,456,000, or 78%, for the three-month period and decreased by $3,734,000, or 67%, for the nine-month period. This decrease was due to both lower average invested balances and declining yields on the Company’s portfolio of debt securities.
The Company recorded other expense of $158,000 for the three-month period in 2009 and other income of $1,517,000 for the nine-month period in 2009 compared to other expense of $45,000 for the three-month period in 2008 and other income of $339,000 for the nine-month period in 2008. The Company recorded $2,003,000 and $425,000 of other income in the first quarter of 2009 and 2008, respectively, upon the expiration of the applicable statutes of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.

Income Tax Expense (Benefit) on Continuing Operations
The Company’s effective tax rate on continuing operations was a benefit of 294% and a benefit of 51% for the three-month and nine-month periods in 2009, respectively, compared to a benefit of 12% and an expense of 14% for the same periods in 2008.
The effective tax rate for the third quarter of 2009 included a decrease in tax expense of $3,150,000 upon the expiration of the statutes of limitations for certain reserves for income tax uncertainties and a decrease in tax expense of $197,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete tax events decreased the effective tax rate from a benefit of 1% to a benefit of 294% for the three-month period in 2009 and decreased the effective tax rate from a benefit of 20% to a benefit of 51% for the nine-month period in 2009.
The effective tax rate for the first quarter of 2008 included an increase in tax expense of $136,000 for a capital loss reserve and a decrease in tax expense of $48,000 to decrease a reserve for income tax uncertainties for a true-up of a prior year estimate. The effective tax rate for the third quarter of 2008 included a decrease in tax expense of $4,390,000 upon the expiration of the statutes of limitations and the final settlement with the Internal Revenue Service for an audit of tax years 2003 through 2006; an increase in tax expense of $317,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns; and an increase in tax expense of $17,000 resulting from a reduction of certain deferred state tax assets reflecting a tax rate change in Massachusetts. These discrete tax events decreased the effective tax rate from an expense of 28% to a benefit of 12% for the three-month period in 2008 and decreased the effective tax rate from an expense of 26% to an expense of 14% for the nine-month period in 2008.
The effective tax rate excluding discrete tax events decreased from an expense of 26% of the Company’s pre-tax income in 2008 to a benefit of 20% of the Company’s pre-tax loss in 2009 for the nine-month period due to a higher proportion of current-year projected losses being incurred in low tax jurisdictions compared to high tax jurisdictions. The effective tax rate excluding discrete tax events decreased from an expense of 28% of the Company’s pre-tax income in 2008 to a benefit of 1% of the Company’s pre-tax loss in 2009 for the three-month period. The effective tax rate excluding discrete tax events for the three-month period in 2009 reflects a true-up of the 2009 tax rate from an 18% benefit to a 20% benefit. The effective tax rate excluding discrete tax events for the three-month period in 2008 reflects a true-up of the 2008 tax rate from an expense of 25% to an expense of 26%.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $205,915,000 at October 4, 2009. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first nine months of 2009 were met with its existing cash balances and cash from investment maturities. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures for the first nine months of 2009 totaled $4,512,000 and consisted primarily of costs to fit up a distribution center in Natick, Massachusetts, as well as expenditures for leasehold improvements at the Company’s SISD headquarters, computer hardware, and manufacturing test equipment related to new product introductions.
In the fourth quarter of 2008 and again during 2009, the Company announced a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. Restructuring charges for these actions are expected to total $5,026,000, of which $51,000 was paid out during the fourth quarter of 2008, $152,000 was paid out during the first quarter of 2009, $2,467,000 was paid out during the second quarter of 2009, and $1,371,000 was paid out during the third quarter of 2009. The remaining $985,000 is expected to be paid out in the fourth quarter of 2009 and the first half of 2010.
In June 2000, Cognex Corporation became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company is a General Partner of Venrock Associates. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of October 4, 2009, the Company had contributed $19,488,000 to the partnership. No contributions were made and no distributions were received during the first nine months of 2009. The remaining commitment of $1,012,000 can be called by Venrock at any time through 2010.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of October 4, 2009, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the first nine months of 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.15 per share that amounted to $5,948,000 in the first quarter of 2009, a dividend of $0.05 per share that amounted to $1,983,000 in the second quarter of 2009, and a divided of $0.05 per share that amounted to $1,983,000 in the third quarter of 2009, for a total payment of $9,914,000 for the first nine months of 2009. On November 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.050 per share payable in the fourth quarter of 2009. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
On September 30, 2009, the Company acquired the web monitoring business of Monitoring Technology Corporation (MTC). The Company paid $5,000,000 in cash, with $4,500,000 paid upon closing and $500,000 to be paid during the fourth quarter of 2009 into an escrow account. There are no contingent payments. The purchase price is subject to a working capital adjustment that is estimated at the date of this filing to be $59,000 payable to Cognex during the fourth quarter of 2009, thereby reducing the purchase price to $4,941,000. The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of October 4, 2009, the Company had approximately $198,447,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position, together with the cost-cutting measures we implemented over the past several months, put us in a relatively good position with respect to our longer term liquidity needs.
New Pronouncements
Accounting Standards Update (ASU) 2009-13, “Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force”
In September 2009, ASU 2009-13 was released. The ASU updates the Codification to modify the requirements for determining whether a deliverable in a multiple-deliverable revenue arrangement can be treated as a separate unit of accounting. ASU 2009-13 removes the criteria that there be objective and reliable evidence of fair value of the undelivered item(s) and requires the vendor to use its best estimate of the selling price of the deliverables to allocate arrangement consideration when vendor-specific or third-party evidence cannot be determined. The residual method of allocating arrangement consideration is no longer permitted. By providing another alternative for determining the selling price of the deliverables, this standard allows companies to allocate revenue in multiple-deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, early application is permitted as of the beginning of a fiscal year. Management is in the process of evaluating the impact of this update and whether early adoption will be elected.
Accounting Standards Update (ASU) 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force”

In September 2009, ASU 2009-14 was released. The ASU updates the Codification to remove from the scope of Statement of Position (SOP) 97-2 tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Revenue recognition for transactions that meet this definition would be similar to that for other tangible products, and ASU 2009-13 (as described above) would be applicable for multiple-deliverable revenue arrangements. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010; however, early application is permitted as of the beginning of a fiscal year. Management is in the process of evaluating the impact of this update and whether early adoption will be elected.
Accounting Standards Update (ASU) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”
In September 2009, ASU 2009-12 was released. The ASU updates the Codification to provide additional guidance on how companies should measure the fair value of certain alternative investments such as hedge funds, private equity funds, and venture capital funds. The guidance allows companies to determine the fair value of such investments using Net Asset Value as a practical expedient, unless it is probable the investment will be sold at something other than Net Asset Value. The ASU also requires new disclosures for each major category of alternative investments including the nature of restrictions on investor’s ability to redeem its investment, any unfunded commitments, and the investment strategies of investees. ASU 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009; however early application is permitted. Management is in the process of evaluating the impact of this update.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2008.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended October 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based on the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents. The settlement did not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. This matter is in the discovery stage.
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
In 2009, the Company announced various restructuring actions which we anticipate will result in long-term cost savings. These actions, which include work force reductions, office closures, mandatory shutdown days, and decreases in discretionary spending, are intended to more closely align our cost structure with the current lower levels of business resulting from worldwide economic conditions. However, these actions are unlikely to be sufficient for the Company to generate a profit for 2009. Although we expect to continue to make investments in strategic areas throughout this downturn, these restructuring actions may nevertheless negatively impact programs we believe are crucial to the long-term success of the Company, such as the ability to accelerate time to market for new products. In addition, our ability to provide a high level of service to our customers may be negatively impacted by these actions, particularly in regions where we have significantly downsized our operations.
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid per Share	Programs (1)	Programs
July 6 — August 2, 2009	—	—	—	$30,000,000
August 3 — August 30, 2009	—	—	—	$30,000,000
August 31 — October 4, 2008	—	—	—	$30,000,000
Total	—	—	—	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
18.1 — Letter from Grant Thornton LLP regarding change in Accounting Principles*
31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
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

DATE: November 2, 2009	COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer, President, and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)