Form 10-Q
period 2010-04-04
COGNEX CORP
filed 2010-05-03
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 2010 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-34218
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐            No ☑
     As of April 4, 2010, there were 39,672,375 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Quarter Ended
	April 4,	April 5,
	2010	2009
	(unaudited)
Revenue
Product	$54,613	$38,128
Service	4,354	4,159

	58,967	42,287

Cost of revenue
Product	12,911	10,386
Service	3,030	3,078

	15,941	13,464

Gross margin
Product	41,702	27,742
Service	1,324	1,081

	43,026	28,823

Research, development, and engineering expenses	8,103	8,835
Selling, general, and administrative expenses	23,622	26,141
Restructuring charges (Note 14)	49	297

Operating income (loss)	11,252	(6,450)

Foreign currency loss	(165)	(392)
Investment income	257	884
Other income (expense)	(246)	1,800

Income (loss) before income tax expense (benefit)	11,098	(4,158)

Income tax expense (benefit)	2,553	(748)

Net income (loss)	$8,545	$(3,410)

Earnings (loss) per weighted-average common and common-equivalent share:
Basic	$0.22	$(0.09)
Diluted	$0.22	$(0.09)

Weighted-average common and common-equivalent shares outstanding:
Basic	39,667	39,655

Diluted	39,683	39,655

Cash dividends per common share	$0.05	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 4,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,664	$119,831
Short-term investments	55,330	55,563
Accounts receivable, less reserves of $1,402 and $1,358 in 2010 and 2009, respectively	33,722	30,964
Inventories	17,877	16,832
Deferred income taxes	7,728	7,693
Prepaid expenses and other current assets	18,399	18,471

Total current assets	247,720	249,354

Long-term investments	33,107	26,633
Property, plant, and equipment, net	28,290	28,576
Deferred income taxes	15,169	14,643
Intangible assets, net	27,037	28,337
Goodwill	82,262	82,604
Other assets	9,608	9,722

	$443,193	$439,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,812	$4,959
Accrued expenses	18,002	18,811
Accrued income taxes	2,626	2
Deferred revenue and customer deposits	14,757	14,908

Total current liabilities	42,197	38,680

Reserve for income taxes	6,840	6,741

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 39,672 and 39,665 shares in 2010 and 2009, respectively	79	79
Additional paid-in capital	69,321	69,271
Retained earnings	335,021	328,459
Accumulated other comprehensive loss	(10,265)	(3,361)

Total shareholders’ equity	394,156	394,448

	$443,193	$439,869

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated Other
	Common Stock		Additional Paid-in	Retained	Comprehensive	Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance as of December 31, 2009	39,665	$79	$69,271	$328,459	$(3,361)		$394,448

Issuance of common stock under stock option plans	7	—	120	—	—	—	120
Stock-based compensation expense (benefit)	—	—	(33)	—	—	—	(33)
Excess tax expense from stock option exercises	—	—	(37)	—	—	—	(37)
Payment of dividends	—	—	—	(1,983)	—	—	(1,983)
Comprehensive income:
Net income	—	—	—	8,545	—	$8,545	8,545
Net unrealized loss on available-for-sale investments, net of tax of $53	—	—	—	—	(90)	(90)	(90)
Foreign currency translation adjustment, net of tax benefit of $222	—	—	—	—	(6,814)	(6,814)	(6,814)

Comprehensive income						$1,641

Balance as of April 4, 2010 (unaudited)	39,672	$79	$69,321	$335,021	$(10,265)		$394,156

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended
	April 4,	April 5,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$8,545	$(3,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense (benefit)	(33)	1,855
Depreciation and amortization	2,800	2,931
Intangible asset impairment charge (Note 6)	—	1,000
Provision for excess and obsolete inventory	539	1,057
Tax effect of stock option exercises	(37)	87
Deferred income tax	(312)	(2,046)
Change in operating assets and liabilities	(1,791)	(956)

Net cash provided by operating activities	9,711	518

Cash flows from investing activities:
Purchase of investments	(16,694)	(1,677)
Maturity and sale of investments	9,890	11,170
Purchase of property, plant, and equipment	(1,081)	(1,741)
Cash received related to discontinued business	315	—

Net cash provided by (used in) investing activities	(7,570)	7,752

Cash flows from financing activities:
Issuance of common stock under stock option plans	120	—
Stock option buyback	(83)	—
Payment of dividends	(1,983)	(5,948)
Tax effect of stock option exercises	37	(87)

Net cash used in financing activities	(1,909)	(6,035)

Effect of foreign exchange rate changes on cash	(5,399)	(6,353)

Net decrease in cash and cash equivalents	(5,167)	(4,118)
Cash and cash equivalents at beginning of period	119,831	127,138

Cash and cash equivalents at end of period	$114,664	$123,020

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, restructuring charges (Note 14), business acquisitions (Note 17), and intangible asset impairment charges (Note 6), necessary to present fairly the Company’s financial position as of April 4, 2010, and the results of its operations for the quarters ended April 4, 2010 and April 5, 2009, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the quarter ended April 4, 2010 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: Revenue Recognition
The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete.
The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011, however early adoption is permitted and the Company has elected to adopt the provisions of these amendments as of January 1, 2010.
Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements negotiated prior to January 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the quarter ended April 4, 2010.
Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after January 1, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the quarter ended April 4, 2010.
The selling prices used in the relative selling price allocation method for certain of the Company’s services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party accessories available from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for the Company’s hardware products with embedded software, custom accessories, and services for which VSOE does not exist are based upon BESP. The Company does not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. For the Company’s Modular Vision Systems Division (MVSD), BESP has been established for each product line within each major region, and for the Company’s Surface Inspection Systems Division (SISD), BESP has been established for each major industry. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the division’s profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.
Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for certain services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products witih embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the quarter ended April 4, 2010, revenue was $1,537,000 higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2010 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)
Assets:
Municipal bond investments	—	$80,571
Currency forward contracts	$174	—

	$174	$80,571

Liabilities:
Currency forward contracts	$93

	$93
The Company’s municipal bond investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. The Company’s municipal bond investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of bonds and arrive at the current day’s evaluations.
The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment charge in the quarter ended April 4, 2010.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the quarter ended April 4, 2010.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 4,	December 31,
	2010	2009
Cash	$114,664	$119,831
Cash equivalents	—	—

Cash and cash equivalents	$114,664	$119,831

Municipal bonds	55,330	55,563

Short-term investments	$55,330	$55,563

Municipal bonds	25,241	18,767
Limited partnership interest (accounted for using cost method)	7,866	7,866

Long-term investments	$33,107	$26,633

	$203,101	$202,027

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 4,	December 31,
	2010	2009
Raw materials	$10,248	$10,405
Work-in-process	1,302	652
Finished goods	6,327	5,775

	$17,877	$16,832

NOTE 6: Intangible Assets and Goodwill
In March 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG and leading supplier of wafer identification systems to semiconductor manufacturers in Europe. A portion of the purchase price was allocated to an intangible asset for relationships with a group of customers (Siemens Customer Relationships) reported under the MVSD segment. In the first quarter of 2009, the Company’s wafer identification business decreased dramatically from the levels experienced in 2008 and it became apparent that a recovery was unlikely to happen before the end of the year. Although the Company’s wafer identification business began to decline in the second half of 2008, the Company previously believed this business would recover during 2009 based upon industry information, as well as input from the Company’s sales force. The Company determined that this significant decrease in business in the first quarter of 2009 was a “triggering event” that required the Company to perform an impairment test of the Siemens Customer Relationships. The Company estimated the fair value of the Siemens Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009, compared to a carrying value of $1,300,000, resulting in an impairment charge of $1,000,000, which is included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. The Company is amortizing the remaining $300,000 asset over its estimated remaining life of two years on a straight-line basis.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate the carrying value of these assets may not be recoverable. No triggering event occurred in the quarter ended April 4, 2010 that would indicate a potential impairment of

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
goodwill or other intangible assets. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2009	$1,377
Provisions for warranties issued during the period	646
Fulfillment of warranty obligations	(368)
Foreign exchange rate changes	(54)

Balance as of April 4, 2010	$1,601

NOTE 8: Contingencies
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. A trial date of September 13, 2010 has been scheduled by the court.
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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. This matter is ongoing and there is a hearing scheduled for May 2010.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company faces exposure to exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. The Company faces two types of foreign currency exchange rate exposure:
•	transactional currency/functional currency exchange rate exposure from transactions that are denominated in currencies other than the functional currency of the subsidiary (for example, a Japanese Yen receivable on the Company’s Irish subsidiary’s books for which the functional currency is the Euro), and
•	functional currency/reporting currency exchange rate exposure from transactions that are denominated in currencies other than the U.S. Dollar, which is the reporting currency of the Company.
The Company currently uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposure. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and Japanese Yen, as well as the Irish subsidiary’s tax prepayment denominated in Japanese Yen. These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposure.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These forward contracts do not qualify for hedge accounting. Both the underlying exposure and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $165,000 and $392,000 as of April 4, 2010 and April 5, 2009, respectively.
As of April 4, 2010, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount
Japanese Yen/Euro	1,264,500,000 Japanese Yen
U.S. Dollar/Euro	9,245,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of April 4, 2010 and December 31, 2009 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet			Balance Sheet
	Location	April 4, 2010	December 31, 2009	Location	April 4, 2010	December 31, 2009
Currency forward contracts	Prepaid expenses and other current assets	$174	$111	Accrued expenses	$93	$301
The following table provides information regarding the effect of forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for each of the periods presented (in thousands):

	Location of	Amount of Loss Recognized in
	Loss Recognized in	Income on Derivative
	Income on Derivative	April 4, 2010	April 5, 2009
Currency forward contracts	Foreign currency loss	$ (152)	$ (176)
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of April 4, 2010, the Company had 8,819,410 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (6,992,300) and the 2007 Stock Option and Incentive Plan (1,827,110). Each of these plans expires ten years from the date the plan was approved. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s stock option activity for the quarter ended April 4, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term (in	Intrinsic Value
	(in thousands)	Price	years)	(in thousands)
Outstanding as of December 31, 2009	4,828	$20.41
Granted	305	19.12
Exercised	(7)	17.53
Forfeited or expired	(115)	19.74

Outstanding as of April 4, 2010	5,011	$20.35	5.9	$1,289

Exercisable as of April 4, 2010	3,195	$20.70	4.7	$1,085

The Company did not grant any stock options in the quarter ended April 5, 2009. The fair values of stock options granted in the quarter ended April 4, 2010 were estimated using the following weighted-average assumptions:

Risk-free rate	3.7%
Expected dividend yield	1.0%
Expected volatility	43%
Expected term (in years)	5.3
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
The weighted-average grant-date fair value of stock options granted in the quarter ended April 4, 2010 was $7.67.
The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards. The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The Company applies estimated forfeiture rates to its unvested options to arrive at the amount of compensation expense that should be recognized over the requisite service period. At the end of each separately vesting portion of an option, the expense that was recognized by applying the estimated forfeiture rate is compared to the expense that should be recognized based upon the employee’s service, and a credit to expense is recorded related to those employees that have not rendered the requisite service. Since many of the Company’s options are granted in the first quarter with one-year vesting tranches, this credit typically has the greatest impact in the first quarter. For the quarter ended April 4, 2010, the impact of this credit was larger than the expense for options that vested resulting in a net benefit of $33,000. The associated tax benefit was also reversed, resulting in tax expense of $20,000. The total stock-based compensation expense and the related income tax benefit was $1,855,000 and $609,000, respectively, for the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
quarter ended April 5, 2009. No compensation expense was capitalized as of April 4, 2010 or December 31, 2009.
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
The following table details the stock-based compensation expense by caption for each quarter presented on the Consolidated Statements of Operations (in thousands):

	Quarter Ended
	April 4, 2010	April 5, 2009
Product cost of revenue	$58	$189
Service cost of revenue	1	82
Research, development, and engineering	251	576
Selling, general, and administrative	(343)	1,008

	$(33)	$1,855

The total intrinsic value of stock options exercised for the quarters ended April 4, 2010 and April 5, 2009 was $13,000 and $3,000, respectively. The total fair value of stock options vested for the quarters ended April 4, 2010 and April 5, 2009 was $7,937,000 and $12,022,000, respectively.
As of April 4, 2010, total unrecognized compensation expense related to non-vested stock options was $5,519,000, which is expected to be recognized over a weighted-average period of 1.8 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 4, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program in the quarter ended April 4, 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Quarter Ended
	April 4, 2010	April 5, 2009
Income tax (benefit) at federal statutory rate	35%	(35)%
State income taxes, net of federal benefit	1	(1)
Tax-exempt investment income	—	(5)
Foreign tax rate differential	(13)	21
Other	—	2

Income tax provision (benefit)	23%	(18)%

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s effective tax rate for the quarter ended April 4, 2010 was a provision of 23% compared to a benefit of 18% for the quarter ended April 5, 2009. There were no discrete tax events in the quarters ended April 4, 2010 or April 5, 2009. The effective tax rate increased from a benefit of 18% of the Company’s net loss to a provision of 23% of the Company’s net profit as a result of more of the Company’s profits being earned in higher tax jurisdictions.
During the quarter ended April 4, 2010, the Company recorded an $82,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Estimated interest and penalties included in these amounts totaled $18,000.
The Company’s reserve for income taxes, including gross interest and penalties of $1,411,000, was $6,840,000 as of April 4, 2010. If the Company’s tax positions were sustained and these reserves were released, income tax expense would be reduced in a future period. All of the Company’s liabilities for uncertain tax positions are classified as non-current liabilities as of April 4, 2010. As a result of statute of limitations expirations, there is a potential that $106,000 of the reserves could be released within the next twelve months, which would decrease income tax expense.
The Company has defined its major tax jurisdictions as the United States, Ireland and Japan, and within the United States, Massachusetts and California. The tax years 2002 through 2008 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has been granted Competent Authority intervention in accordance with the Japan/Ireland tax treaty. The Company believes that the tax authorities in the Competent Authority case between Japan and Ireland are close to finalizing a settlement. Nothing has been formally communicated to the Company at this time. Any financial adjustments, if required, to the existing tax reserves will be recorded in the period when the Company receives final notification from either Japan or Ireland of the actual settlement. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $8,196,000 based upon the April 4, 2010 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.
The Company recorded $2,003,000 of other income in the quarter ended April 5, 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. This amount has been included in “Other income” on the Consolidated Statements of Operations.
NOTE 14: Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the quarter ended April 4, 2010. There was no additional activity related to this restructuring program in the current quarter.
April 2009
In April 2009, the Company implemented a variety of cost-cuting measures intended to more closely align the Company’s cost structure with the lower levels of business at that time. Of the $16,000 balance in this restructuring accrual as of December 31, 2009, $4,000 was reversed and $8,000 was paid in the quarter ended April 4, 2010. The remaining balance of $4,000 is expected to be paid during 2010. There was no additional activity related to this restructuring program in the current quarter.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 2009
On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which is expected to result in long-term cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.
The Company estimates the total restructuring charge from the closure of the Finland facility to be approximately $605,000, of which $558,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The remaining cost will be recognized during the second quarter of 2010. The following table summarizes this restructuring plan (in thousands):

			Cumulative
			Amount Incurred
	Total Amount	Incurred in the	through
	Expected to be	Quarter Ended	Quarter Ended
	Incurred	April 4, 2010	April 4, 2010
One-time termination benefits	$366	$33	$334
Contract termination costs	153	—	153
Other associated costs	86	20	71

	$605	$53	$558

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
The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2009	$113	$153	$—	$266
Restructuring charges	33	—	20	53
Cash payments	(116)	(66)	(20)	(202)

Balance as of April 4, 2010	$30	$87	$—	$117

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Quarter Ended
	April 4,	April 5,
	2010	2009
Basic weighted-average common shares outstanding	39,667	39,655
Effect of dilutive stock options	16	—

Weighted-average common and common-equivalent shares outstanding	39,683	39,655

Stock options to purchase 4,498,540 and 11,208,358 shares of common stock, on a weighted-average basis, were outstanding for the quarters ended April 4, 2010 and April 5, 2009, respectively, but were not included in the calculation of diluted net income (loss) per share because they were anti-dilutive. Additionally, because the Company recorded a net loss in the quarter ended April 5, 2009, potential common stock equivalents of 888 were not included in the calculation of diluted net loss per share for this quarter.
NOTE 16: Segment Information
The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacturing of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, papers, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding stock-based compensation expense.
The following table summarizes information about the segments (in thousands):

Quarter Ended			Reconciling
April 4, 2010	MVSD	SISD	Items	Consolidated
Product revenue	$49,660	$4,953	—	$54,613
Service revenue	1,497	2,857	—	4,354
Operating income (loss)	15,445	(328)	$(3,865)	11,252

Quarter Ended April 5, 2009
Product revenue	$33,757	$4,371	—	$38,128
Service revenue	1,520	2,639	—	4,159
Operating loss	(1,346)	(474)	$(4,630)	(6,450)
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company paid $5,000,000 in cash, with $4,500,000 paid upon closing and $500,000 paid into an escrow account during the fourth quarter of 2009. There are no contingent payments. The purchase price was subject to a working capital adjustment of $59,000, which was paid to Cognex during the fourth quarter, thereby reducing the purchase price to $4,941,000. Transaction costs, which were expensed as incurred during the third quarter of 2009, totaled $40,000.
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
NOTE 18: Dividends
On February 10, 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per share. The dividend was paid on March 19, 2010 to all shareholders of record at the close of business on March 5, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business, economic, and market trends, future financial performance, customer order rates, strategic plans, and the impact of the Company’s cost-cutting measures, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) potential disruption to the Company’s business from its restructuring programs; (3) the cyclicality of the semiconductor and electronics industries; (4) the inability to achieve significant international revenue; (5) fluctuations in foreign currency exchange rates; (6) the loss of a large customer; (7) the inability to attract and retain skilled employees; (8) the reliance upon key suppliers to manufacture and deliver critical components for our products; (9) the failure to effectively manage product transitions or accurately forecast customer demand; (10) the inability to design and manufacture high-quality products; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the inability to protect our proprietary technology and intellectual property; (14) our involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•	Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 71% of total revenue in the first quarter of 2010.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market has been in a prolonged downturn since early 2006. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 16% of total revenue in the first quarter of 2010.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in the first quarter of 2010.
Revenue for the first quarter of 2010 totaled $58,967,000, representing a 39% increase from the prior year. This increase was primarily due to higher sales to customers in the factory automation and semiconductor and electronics capital equipment markets, which appears to be attributable to a broad-based recovery from the worldwide economic slowdown. This higher revenue contributed to an $8,545,000 net profit in the first quarter of 2010 compared to a $3,410,00 net loss in the first quarter of 2009. A 10% decline in operating expenses, primarily due to a reduction in headcount in the second quarter of 2009, lower stock-based compensation expense, and an intangible asset impairment charge recorded in the first quarter 2009, also contributed to the net profit recorded in the current quarter.
Results of Operations
Revenue
Revenue for the first quarter of 2010 increased by $16,680,000, or 39%, from the first quarter of 2009 primarily due to higher sales to customers in the discrete factory automation and semiconductor and electronics capital equipment markets.
Discrete Factory Automation
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 71% of total revenue in the first quarter of 2010 compared to 77% in the first quarter of 2009. Sales to these customers increased by $8,985,000, or 27%, from the first quarter of 2009 and $8,031,000, or 24%, from the fourth quarter of 2009. Revenue in the first quarter of 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped over the prior two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009. Revenue in the first quarter of 2010 included $1,409,000 related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred under the previous guidance. Excluding the recognition of this deferred revenue in both periods, sales to these customers increased by $11,976,000, or 42%, from the prior year and also increased by $6,622,000, or 20%, over the fourth quarter of 2009. These increases in revenue came from all of the Company’s geographic regions and product lines, an indication of a broad-based recovery from the worldwide economic slowdown that first began to impact the Company’s business in the third quarter of 2008. Management believes that excluding this deferred revenue from the growth in factory automation sales allows investors to more accurately assess business trends.
Semiconductor and Electronics Capital Equipment
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 16% of total revenue in the first quarter of 2010 compared to 6% in the first quarter of 2009. Sales to these customers increased by $6,895,000, or 274%, from the first quarter of 2009 and $3,074,000, or 49%, from the fourth quarter of 2009. Revenue in the first quarter of 2010 included $128,000 related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred under the previous guidance. Excluding the recognition of this deferred revenue, sales to these customers increased by $6,767,000, or 269%, from the prior year and also increased by $2,946,000, or 47%, over the fourth quarter of 2009. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 13% of total revenue in the first quarter of 2010 compared to 17% in the first quarter of 2009. Revenue from these customers increased by $800,000, or 11%, from the prior year due to both higher product and service revenue. Revenue was $3,432,000, or 31%, lower, however, than the fourth quarter of 2009, which was a near-record revenue quarter for the division. The revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $16,485,000, or 43%, from the first quarter of 2009 due to a higher volume of vision systems sold to customers in discrete factory automation and the semiconductor and electronics capital equipment markets. The impact of the higher volume was partially offset by lower average selling prices, as the Company introduced new products at lower price points.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services increased by $195,000, or 5%, from the first quarter of 2009 primarily due to higher revenue from SISD spare parts and maintenance contracts. Service revenue decreased as a percentage of total revenue to 7% in the first quarter of 2010 from 10% in the first quarter of 2009.
Gross Margin
Gross margin as a percentage of revenue was 73% for the first quarter of 2010 compared to 68% for the first quarter of 2009. This increase was primarily due to higher MVSD product margins and a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.
MVSD Margin
MVSD gross margin as a percentage of revenue was 78% for the first quarter of 2010 compared to 74% for the first quarter of 2009. The increase in MVSD margin was primarily due to the impact of relatively flat new product introduction costs on a higher revenue base, as well as lower provisions for excess and obsolete inventory.
SISD Margin
SISD gross margin as a percentage of revenue was 40% for both the first quarter of 2010 and the first quarter of 2009.
Product Margin
Product gross margin as a percentage of revenue was 76% for the first quarter of 2010 compared to 73% for the first quarter of 2009. This increase was primarily due to higher MVSD product margins as described above, as well as a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.

Service Margin
Service gross margin as a percentage of revenue was 30% for the first quarter of 2010 compared to 26% for the first quarter of 2009. The increase in service margin was primarily due to a decrease in maintenance and support costs due to improvements in product ease of use.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses for the first quarter of 2010 decreased $732,000, or 8%, from the prior year. MVSD RD&E expenses decreased by $783,000, or 10%, and SISD RD&E expenses increased $51,000, or 6%.
The decrease in MVSD RD&E expenses was primarily due to headcount reductions in the second quarter of 2009, primarily in the United States, which lowered the Company’s personnel-related and contract labor costs ($843,000). In addition, stock-based compensation expense decreased due to the declining trend in the number of options granted, as well as the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees ($310,000). These savings were partially offset by a company bonus accrual recorded in the first quarter of 2010 ($334,000).
The table below illustrates the savings achieved in MVSD RD&E in the first quarter of 2010:

MVSD RD&E expenses in Q1 2009	$8,015
Headcount reductions	(843)
Stock-based compensation expense	(310)
Company bonus accruals	334
Other	36

MVSD RD&E expenses in Q1 2010	$7,232

RD&E expenses as a percentage of revenue were 14% in the first quarter of 2010 and 21% in the first quarter of 2009. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID products business and the development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the first quarter of 2009 decreased by $2,519,000, or 10%, from the prior year. MVSD SG&A expenses decreased $3,541,000, or 17%, from the prior year, while SISD SG&A expenses decreased $126,000, or 5%, from the prior year. Corporate expenses that are not allocated to either division increased by $1,148,000, or 40%.
The decrease in MVSD SG&A expenses was primarily due to headcount reductions in the second quarter of 2009 across all regions, which lowered the Company’s personnel-related costs ($1,817,000). In addition, stock-based compensation expense decreased due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees in the Company’s cash tender offer for certain underwater options, and a credit related to forfeited options ($1,296,000 – refer to Note 11 to the Consolidated Financial Statements). An intangible asset impairment charge in the first quarter of 2009 ($1,000,000 – refer to Note 6 to the Consolidated Financial Statements) and lower amortization expense ($199,000) also contributed to the decrease in expenses. These savings were partially offset by increased commissions related to the increase in revenues over the prior year ($862,000) and the unfavorable impact of changes in foreign currency exchange rates ($477,000).

The table below illustrates the savings achieved in MVSD SG&A in the first quarter of 2010:

MVSD SG&A expenses in Q1 2009	$20,455
Headcount reductions	(1,817)
Stock-based compensation expense	(1,296)
Intangible asset impairment and amortization	(1,199)
Sales commissions	862
Foreign currency exchange rate changes	477
Other	(568)

MVSD SG&A expenses in Q1 2010	$16,914

The decrease in SISD SG&A expenses was primarily due to lower marketing and promotional expense ($108,000) as well as lower stock-based compensation expense ($79,000). These savings were partially offset by higher amortization expense for the intangible assets resulting from the acquisition of the web monitoring business of Monitoring Technology Corporation in the third quarter of 2009 ($70,000 — refer to Note 17 to the Consolidated Financial Statements).
The increase in corporate expenses was due to increased legal fees primarily for patent-infringement actions ($972,000 — refer to Note 8 to the Consolidated Financial Statements) and a company bonus accrual recorded in the first quarter of 2010 ($232,000).
Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the quarter ended April 4, 2010. There was no additional activity related to this restructuring program in the current quarter.
April 2009
In April 2009, the Company implemented a variety of cost-cuting measures intended to more closely align the Company’s cost structure with the lower levels of business at that time. Of the $16,000 balance in this restructuring accrual as of December 31, 2009, $4,000 was reversed and $8,000 was paid in the quarter ended April 4, 2010. The remaining balance of $4,000 is expected to be paid during 2010. There was no additional activity related to this restructuring program in the current quarter.
September 2009
On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which is expected to result in long-term cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff. The expense savings were offset by the restructuring costs in 2009; however, the Company expects to achieve cost savings of approximately $800,000 in 2010. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The Company estimates the total restructuring charge from the closure of the Finland facility to be approximately $605,000, of which $558,000 has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The remaining cost will be recognized during the second quarter of 2010. The following table summarizes this restructuring plan (in thousands):

			Cumulative
			Amount Incurred
	Total Amount	Incurred in the	through
	Expected to	Quarter Ended	Quarter Ended
	be Incurred	April 4, 2010	April 4, 2010
One-time termination benefits	$366	$33	$334
Contract termination costs	153	—	153
Other associated costs	86	20	71

	$605	$53	$558

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
The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2009	$113	$153	$—	$266
Restructuring charges	33	—	20	53
Cash payments	(116)	(66)	(20)	(202)

Balance as of April 4, 2010	$30	$87	$—	$117

Nonoperating Income (Expense)
The Company recorded a foreign currency loss of $165,000 in the first quarter of 2010 compared to a loss of $392,000 for the first quarter of 2009. The foreign currency losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts. Losses on foreign-denominated cash balances also contributed to the foreign currency loss in the first quarter of 2009.
Investment income for the first quarter of 2010 decreased $627,000, or 71%, from the first quarter of 2009. The decrease was primarily due to declining yields on the Company’s portfolio of debt securities.
The Company recorded other expense of $246,000 in the first quarter of 2010 compared to other income of $1,800,000 in the first quarter of 2009. The Company recorded $2,003,000 of other income in the first quarter of 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense (Benefit)
The Company’s effective tax rate increased from a benefit of 18% of the net loss recorded in the quarter ended April 5, 2009, to a provision of 23% of the net profit recorded in the quarter ended April 4, 2010, as a result of more of the Company’s profits being earned in higher tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $203,101,000 as of April 4, 2010. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first quarter of 2010 were met with its existing cash balances, cash from investment maturities, and positive cash flows from operations. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures for the first quarter of 2010 totaled $1,081,000 and consisted primarily of expenditures for computer hardware and manufacturing test equipment for new product introductions.
Late in 2008 and again during 2009, the Company implemented a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. Restructuring charges for these actions are expected to total $4,880,000, of which $51,000 was paid out during the fourth quarter of 2008, $4,439,000 was paid out during 2009, and $222,000 was paid out in the first quarter of 2010. The remaining $168,000 is expected to be paid out in the second quarter of 2010.
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
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates prior to his retirement in December 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of April 4, 2010, the Company had contributed $19,886,000 to the partnership. No contributions were made and no distributions were received during the first quarter of 2010. The remaining commitment of $614,000 can be called by Venrock in any period through 2010.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 4, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the first quarter of 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.05 per share that amounted to $1,983,000 in the first quarter of 2010. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 4, 2010, the Company had approximately $195,235,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good postion with respect to our longer-term liquidity needs.
Critical Accounting Policies and Estimates
Revenue Recognition
Management exercises judgment in connection with the determination of the amount of revenue to be recognized each period. Such judgments include, but are not limited to, determining whether separate contracts with the same customer that are entered into at or near the same time should be accounted for as a single arrangement, identifying the various deliverables in an arrangement, determining if delivered items have stand-alone value, determining the relative selling prices of the arrangement’s deliverables, determining whether options to buy additional products or services in the future are substantive and should be accounted for as a deliverable in the original arrangement, assessing whether the fee is fixed or determinable, determining the probability of collecting the receivable, determining whether customer-specified acceptance criteria are substantive in nature, and assessing whether vendor-specific objective evidence of fair value has been established for undelivered elements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2009.

ITEM 4:	CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. A trial date of September 13, 2010 has been scheduled by the court.

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. This matter is ongoing and there is a hearing scheduled for May 2010.

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
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
	Total		Part of Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
	Purchased	per Share	Programs (1)	Programs
January 1 – January 31, 2010	—	—	—	$30,000,000
February 1 – February 28, 2010	—	—	—	30,000,000
March 1 - April 4, 2010	—	—	—	30,000,000

Total	—	—	—	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.(REMOVED AND RESERVED)
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

DATE: May 3, 2010	COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)