Form 10-Q
period 2010-07-04
COGNEX CORP
filed 2010-08-02
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
     X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 2010 or
             Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                                            to
Commission File Number 001-34218
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

Yes X	No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X
     As of July 4, 2010, there were 39,686,894 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue
Product	$67,067	$36,628	$121,680	$74,756
Service	4,744	4,340	9,098	8,499

	71,811	40,968	130,778	83,255
Cost of revenue
Product	15,914	11,918	28,825	22,304
Service	2,803	3,058	5,833	6,136

	18,717	14,976	34,658	28,440
Gross margin
Product	51,153	24,710	92,855	52,452
Service	1,941	1,282	3,265	2,363

	53,094	25,992	96,120	54,815

Research, development, and engineering expenses	8,076	7,704	16,179	16,539
Selling, general, and administrative expenses	25,738	22,404	49,360	48,545
Restructuring charges (Note 14)	39	3,738	88	4,035

Operating income (loss)	19,241	(7,854)	30,493	(14,304)

Foreign currency loss	(8)	(422)	(173)	(814)
Investment income	308	572	565	1,456
Other income (expense)	(156)	(125)	(402)	1,675

Income (loss) before income tax expense (benefit)	19,385	(7,829)	30,483	(11,987)

Income tax expense (benefit)	4,458	(1,410)	7,011	(2,158)

Net income (loss)	$14,927	$(6,419)	$23,472	$(9,829)

Earnings (loss) per weighted-average common and common-equivalent share:
Basic	$0.38	$(0.16)	$0.59	$(0.25)
Diluted	$0.38	$(0.16)	$0.59	$(0.25)

Weighted-average common and common-equivalent shares outstanding:
Basic	39,683	39,656	39,675	39,656

Diluted	39,793	39,656	39,736	39,656

Cash dividends per common share	$0.06	$0.05	$0.11	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 4,	December 31,
	2010	2009
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$37,942	$119,831
Short-term investments	97,350	55,563
Accounts receivable, less reserves of $1,330 and $1,358 in 2010 and 2009, respectively	41,197	30,964
Inventories	20,100	16,832
Deferred income taxes	7,748	7,693
Prepaid expenses and other current assets	23,828	18,471

Total current assets	228,165	249,354

Long-term investments	64,549	26,633
Property, plant, and equipment, net	27,981	28,576
Deferred income taxes	16,204	14,643
Intangible assets, net	25,721	28,337
Goodwill	81,720	82,604
Other assets	10,129	9,722

	$454,469	$439,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,026	$4,959
Accrued expenses	24,307	18,811
Accrued income taxes	7,732	2
Deferred revenue and customer deposits	15,609	14,908

Total current liabilities	54,674	38,680

Reserve for income taxes	4,908	6,741

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 39,687 and 39,665 shares in 2010 and 2009, respectively	79	79
Additional paid-in capital	69,984	69,271
Retained earnings	347,566	328,459
Accumulated other comprehensive loss	(22,742)	(3,361)

Total shareholders’ equity	394,887	394,448

	$454,469	$439,869

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity

Balance as of December 31, 2009	39,665	$79	$69,271	$328,459	$(3,361)		$394,448

Issuance of common stock under stock option plans	22	-	395	-	-		395

Stock-based compensation expense	-	-	394	-	-		394

Excess tax benefit from stock option exercises	-	-	(76)	-	-		(76)

Payment of dividends	-	-	-	(4,365)	-		(4,365)
Comprehensive income:
Net income	-	-	-	23,472	-	$23,472	23,472

Net unrealized loss on available-for-sale investments, net of tax of $76	-	-	-	-	(244)	(244)	(244)

Foreign currency translation adjustment, net of tax benefit of $724	-	-	-	-	(19,137)	(19,137)	(19,137)

Comprehensive income						$4,091

Balance as of July 4, 2010 (unaudited)	39,687	$79	$69,984	$347,566	$(22,742)		$394,887

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 4,	July 5,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$23,472	$(9,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	394	3,644
Depreciation and amortization	5,835	5,622
Intangible asset impairment charge (Note 6)	-	1,000
Provision for excess and obsolete inventory	942	2,489
Tax effect of stock option exercises	76	259
Deferred income tax	(789)	(3,777)
Change in operating assets and liabilities	(8,653)	(2,754)

Net cash provided by (used in) operating activities	21,277	(3,346)

Cash flows from investing activities:
Purchase of investments	(116,600)	(8,516)
Maturity and sale of investments	35,486	20,694
Purchase of property, plant, and equipment	(2,231)	(2,838)
Cash received related to discontinued business	315	-

Net cash provided by (used in) investing activities	(83,030)	9,340

Cash flows from financing activities:
Issuance of common stock under stock option plans	395	80
Stock option buyback	(83)	-
Payment of dividends	(4,365)	(7,931)
Tax effect of stock option exercises	(76)	(259)

Net cash used in financing activities	(4,129)	(8,110)

Effect of foreign exchange rate changes on cash	(16,007)	432

Net increase (decrease) in cash and cash equivalents	(81,889)	(1,684)
Cash and cash equivalents at beginning of period	119,831	127,138

Cash and cash equivalents at end of period	$37,942	$125,454

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, restructuring charges (Note 14), business acquisitions (Note 17), and intangible asset impairment charges (Note 6), necessary to present fairly the Company’s financial position as of July 4, 2010, and the results of its operations for the three-month and six-month periods ended July 4, 2010 and July 5, 2009, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 4, 2010 are not necessarily indicative of the results to be expected for the full year.
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
The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011, however early adoption is permitted and the Company has elected to adopt the provisions of these amendments as of January 1, 2010.
Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements negotiated prior to January 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the six-month period ended July 4, 2010.
Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after January 1, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the six-month period ended July 4, 2010.
The selling prices used in the relative selling price allocation method (1) for certain of the Company’s services are based upon VSOE, (2) for third-party accessories available from other vendors are based upon TPE, and (3) for hardware products with embedded software, custom accessories, and services for which VSOE does not exist are based upon BESP. The Company does not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. For the Company’s Modular Vision Systems Division (MVSD), BESP has been established for each product line within each major region, and for the Company’s Surface Inspection Systems Division (SISD), BESP has been established for each major industry. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the division’s profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.
Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for certain services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the three-month and six-month periods ended July 4, 2010, revenue was $831,000 and $2,367,000 higher, respectively, than it would have been if ASU 2009-13 and 2009-14 had not been adopted.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2010 (in thousands):

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)
Assets:
Investments	$-	$155,257

Liabilities:
Currency forward contracts	711	-
The Company’s investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. The Company’s investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the current day’s valuations.
The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment charge during the six-month period ended July 4, 2010.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended July 4, 2010.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	July 4,	December 31,
	2010	2009

Cash	$36,108	$119,831
Cash equivalents	1,834	-

Cash and cash equivalents	$37,942	$119,831

Municipal bonds	57,846	55,563
Corporate bonds	27,975	-
Sovereign debt	9,679	-
Agency bonds	1,850	-

Short-term investments	$97,350	$55,563

Municipal bonds	23,490	18,767
Corporate bonds	18,499	-
Sovereign debt	4,257	-
Agency bonds	11,661	-
Limited partnership interest (accounted for using cost method)	6,642	7,866

Long-term investments	$64,549	$26,633

	$199,841	$202,027

In the second quarter of 2010, the Company invested a material amount of cash from its international entities in a variety of investment vehicles. While the Company’s domestic portfolio primarily consists of municipal bonds, the international portfolio contains corporate bonds, sovereign debt, and agency bonds. Corporate bonds consist of debt securities issued by both international and domestic companies, sovereign debt consists of direct debt issued by international governments, and agency bonds consist of international debt securities issued by a third party. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed five years.
The following is a summary of the Company’s available-for-sale investments as of July 4, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Short-term:
Municipal bonds	$57,758	$91	$(3)	$57,846
Corporate bonds	28,056	20	(101)	27,975
Sovereign debt	9,689	—	(10)	9,679
Agency bonds	1,854	—	(4)	1,850

Long-term:
Municipal bonds	23,348	142	—	23,490
Corporate bonds	18,554	7	(62)	18,499
Sovereign debt	4,270	—	(13)	4,257
Agency bonds	11,673	9	(21)	11,661

	$155,202	$269	$(214)	$155,257

The Company uses specific identification to quantify total realized gains and losses transferred out of other comprehensive income (loss). This amount was not material in any period presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In the second quarter of 2010, the Company received a $1,224,000 distribution from the limited partnership that was accounted for as a return of capital.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 4,	December 31,
	2010	2009

Raw materials	$12,439	$10,405
Work-in-process	1,415	652
Finished goods	6,246	5,775

	$20,100	$16,832

NOTE 6: Intangible Assets and Goodwill
In March 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG and leading supplier of wafer identification systems to semiconductor manufacturers in Europe. A portion of the purchase price was allocated to an intangible asset for relationships with a group of customers (Siemens Customer Relationships) reported under the MVSD segment. In the first quarter of 2009, the Company’s wafer identification business decreased dramatically from the levels experienced in 2008 and it became apparent that a recovery was unlikely to happen before the end of the year. The Company determined that this significant decrease in business was a “triggering event” that required the Company to perform an impairment test of the Siemens Customer Relationships. The Company estimated the fair value of the Siemens Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009, compared to a carrying value of $1,300,000, resulting in an impairment charge of $1,000,000 recorded in the first quarter of 2009, which is included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations. The Company is amortizing the remaining $300,000 asset over its estimated remaining life of two years on a straight-line basis.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the six-month period ended July 4, 2010 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2009	$1,377
Provisions for warranties issued during the period	1,440
Fulfillment of warranty obligations	(739)
Foreign exchange rate changes	(173)

Balance as of July 4, 2010	$1,905

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. On July 16, 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. The Final Determination of the Commission is scheduled for November 16, 2010. The Company intends to challenge any adverse decision by the ITC in an appeal before the Federal Circuit.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
These forward contracts do not qualify for hedge accounting. Both the underlying exposure and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $8,000 and $422,000 in the three-month periods ended July 4, 2010 and July 5, 2009, respectively, and $173,000 and $814,000 in the six-month periods ended July 4, 2010 and July 5, 2009, respectively.
As of July 4, 2010, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	1,357,250,000 Japanese Yen
U.S. Dollar/Euro	10,065,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of July 4, 2010 and December 31, 2009 was as follows (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance			Balance
	Sheet	July 4,	December 31,	Sheet	July 4,	December 31,
	Location	2010	2009	Location	2010	2009
Currency forward contracts	Prepaid expenses and other current assets	$ -	$ 111	Accrued expenses	$ 711	$ 301

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and six-month periods ended July 4, 2010 and July 5, 2009 were as follows (in thousands):

	Location of	Amount of Loss		Location of	Amount of Loss
	Loss	Recognized in Income on		Loss	Recognized in Income on
	Recognized	Derivatives		Recognized	Derivatives
	in Income	Three-months ended		in Income	Six-months ended
	on Derivatives	July 4, 2010	July 5, 2009	on Derivatives	July 4, 2010	July 5, 2009
Currency forward contracts	Foreign currency loss	$ (206)	$ (96)	Foreign currency loss	$ (274)	$ (272)
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of July 4, 2010, the Company had 7,990,025 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (6,285,415) and the 2007 Stock Option and Incentive Plan (1,704,610). Each of these plans expires ten years from the date the plan was approved. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the six-month period ended July 4, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2009	4,828	$20.41
Granted	1,135	18.13
Exercised	(21)	18.49
Forfeited or expired	(183)	19.94

Outstanding as of July 4, 2010	5,759	$19.98	6.3	$878

Exercisable as of July 4, 2010	3,166	$20.70	4.5	$816

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three-months Ended		Six-months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Risk-free rate	3.2%	3.2%	3.4%	3.2%
Expected dividend yield	1.4%	1.5%	1.3%	1.5%
Expected volatility	44%	43%	44%	43%
Expected term (in years)	5.2	4.4	5.3	4.4
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 4, 2010 and July 5, 2009 were $6.89 and $4.65, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended July 4, 2010 and July 5, 2009 were $7.10 and $4.65, respectively.
The Company recognizes compensation expense using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards. The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The Company applies estimated forfeiture rates to its unvested options to arrive at the amount of compensation expense that should be recognized over the requisite service period. At the end of each separately vesting portion of an option, the expense that was recognized by applying the estimated forfeiture rate is compared to the expense that should be recognized based upon the employee’s service, and a credit to expense is recorded related to those employees that have not rendered the requisite service. The Company revised its estimated forfeiture rates in the second quarter of 2010, and the cumulative effect of this change resulted in a reduction in compensation expense of approximately $600,000.
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 70% of its stock options granted to senior management and 65% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 15% for all other employees.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 4, 2010 were $427,000 and $143,000, respectively, and for the three-month period ended July 5, 2009 were $1,789,000 and $596,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 4, 2010 were $394,000 and $124,000, respectively, and for the six-month period ended July 5, 2009 were $3,644,000 and $1,205,000, respectively. No compensation expense was capitalized as of July 4, 2010 or December 31, 2009.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Product cost of revenue	$14	$90	$72	$279
Service cost of revenue	11	32	12	114
Research, development, and engineering	83	391	334	967
Selling, general, and administrative	319	1,276	(24)	2,284

	$427	$1,789	$394	$3,644

The total intrinsic values of stock options exercised for the three-month periods ended July 4, 2010 and July 5, 2009 were $38,000 and $0, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 4, 2010 and July 5, 2009 were $51,000 and $3,000, respectively.
The total fair values of stock options vested for the three-month periods ended July 4, 2010 and July 5, 2009 were $1,088,000 and $1,179,000, respectively. The total fair values of stock options vested for the six-month periods ended July 4, 2010 and July 5, 2009 were $12,233,000 and $13,201,000, respectively.
As of July 4, 2010, total unrecognized compensation expense related to non-vested stock options was $8,078,000, which is expected to be recognized over a weighted-average period of 1.9 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 4, 2010, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the six-month period ended July 4, 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Three-months Ended		Six-months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Income tax (benefit) at federal statutory rate	35%	(35%)	35%	(35%)
State income taxes, net of federal benefit	1	(1)	1	(1)
Foreign tax rate differential	(13)	20	(13)	20
Tax-exempt investment income	-	(3)	-	(3)
Tax credit	-	(1)	-	(1)
Other	-	2	-	2

Income tax provision (benefit)	23%	(18%)	23%	(18%)

The Company’s effective tax rate for the three-month and six-month periods ended July 4, 2010 was a provision of 23% compared to a benefit of 18% for the three-month and six-month periods ended July 5, 2009. There were no discrete events in the six months ended July 4, 2010 or July 5, 2009. The effective tax rate increased from a benefit of 18% of the Company’s net loss in the prior year to a provision of 23% of the Company’s net profit in the current year as a result of more of the Company’s profits being earned in higher tax jurisdictions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the six-month period ended July 4, 2010, the Company recorded a $163,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $82,000 was recorded in the three-month period ended July 4, 2010. Estimated interest and penalties included in these amounts totaled $37,000 for the six-month period ended July 4, 2010, of which $18,500 was recorded in the three-month period ended July 4, 2010.
The Company’s reserve for income taxes, including gross interest and penalties of $1,436,000, was $6,933,000 ($2,025,000 classified as current and $4,908,000 classified as non-current) as of July 4, 2010. If the Company’s tax positions were sustained and these reserves were released, income tax expense would be reduced in a future period. As a result of statute of limitations expirations, there is a potential that $106,000 of these reserves could be released within the next twelve months, which would decrease income tax expense.
The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts and California. The tax years 2002 through 2009 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in Japan. The Tokyo Regional Taxation Bureau is auditing tax years 2002 through 2005 and has issued a permanent establishment finding claiming that the Company’s Irish subsidiary should be subject to taxation in Japan. The Company believes it has a substantive defense against this finding and has been granted Competent Authority intervention in accordance with the Japan/Ireland tax treaty. The Company believes that the tax authorities in the Competent Authority case between Japan and Ireland are close to finalizing a settlement. There can be no assurances, however, in this regard, as nothing has been formally communicated to the Company at this time. As a result of management’s belief that a settlement may be communicated in the near future, $2,025,000 of income tax reserves have been reclassified to current liabilities and included in “Accrued Income Taxes” on the Consolidated Balance Sheets. Any financial adjustments, if required, to the existing tax reserves will be recorded in the period when the Company receives final notification from either Japan or Ireland of the actual settlement. To avoid further interest and penalties, the Company has prepaid tax, interest, and penalties through the date of assessment of 766,257,300 Yen (or approximately $8,669,000 based upon the July 4, 2010 exchange rate) to the Japanese tax authorities. This amount is included in “Other assets” on the Consolidated Balance Sheets.
The Company recorded $2,003,000 of other income in the first quarter of 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. This amount has been included in “Other income” on the Consolidated Statements of Operations.
NOTE 14: Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its MVSD facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the first quarter of 2010, thereby concluding this restructuring program.
April 2009
In April 2009, the Company implemented a variety of cost-cutting measures at MVSD intended to more closely align the Company’s cost structure with the lower levels of business at that time. Of the $16,000 balance in this restructuring accrual as of December 31, 2009, $8,000 was paid in the first quarter of 2010, and $4,000 was reversed in the first quarter of 2010. The remaining balance of $4,000 is expected to be paid during 2010.
September 2009
On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which is expected to result in long-term cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, an

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.
The restructuring charge from these actions was $598,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The Company expects this restructuring program to be concluded in the third quarter of 2010. The following table summarizes this restructuring plan (in thousands):

		Incurred in the	Incurred in the
		Three-Month	Six-Month
	Total Amount	Period Ended	Period Ended
	Incurred	July 4, 2010	July 4, 2010

One-time termination benefits	$365	$30	$63
Contract termination costs	153	-	-
Other associated costs	80	9	29

	$598	$39	$92

One-time termination benefits include salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs include rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit. These contract termination costs were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Other associated costs include legal costs related to the employee termination actions, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2009	$113	$153	$-	$266
Restructuring charges	63	-	29	92
Cash payments	(147)	(86)	(29)	(262)

Balance as of July 4, 2010	$29	$67	$0	$96

NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Basic weighted-average common shares outstanding	39,683	39,656	39,675	39,656
Effect of dilutive stock options	110	-	61	-

Weighted-average common and common-equivalent shares outstanding	39,793	39,656	39,736	39,656

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock options to purchase 3,384,286 and 3,859,914 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 4, 2010, respectively, and 10,770,359 and 10,994,288 for the same periods in 2009, but were not included in the calculation of dilutive net income (loss) per share because they were anti-dilutive. Additionally, because the Company recorded a net loss during the three-month and six-month periods ended July 5, 2009, potential common stock equivalents of 820 and 849, respectively, were not included in the calculation of diluted net loss per share for these periods.
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
The following table summarizes information about the Company’s segments (in thousands):

Three-months Ended			Reconciling
July 4, 2010	MVSD	SISD	Items	Consolidated

Product revenue	$59,345	$7,722	$-	$67,067
Service revenue	1,653	3,091	-	4,744
Operating income	22,939	1,330	(5,028)	19,241

Six-months Ended			Reconciling
July 4, 2010	MVSD	SISD	Items	Consolidated

Product revenue	$109,005	$12,675	$-	$121,680
Service revenue	3,150	5,948	-	9,098
Operating income	38,384	1,002	(8,893)	30,493

Three-months Ended			Reconciling
July 5, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$29,863	$6,765	$-	$36,628
Service revenue	1,287	3,053	-	4,340
Operating income (loss)	(5,029)	1,082	(3,907)	(7,854)

Six-months Ended			Reconciling
July 5, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$63,620	$11,136	$-	$74,756
Service revenue	2,807	5,692	-	8,499
Operating income (loss)	(6,375)	608	(8,537)	(14,304)

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company paid $5,000,000 in cash, with $4,500,000 paid upon closing and $500,000 paid into an escrow account during the fourth quarter of 2009. There are no contingent payments. The purchase price was subject to a working capital adjustment of $59,000, which was paid to Cognex during the fourth quarter of 2009, thereby reducing the purchase price to $4,941,000. Transaction costs, which were expensed as incurred during the third quarter of 2009, totaled $40,000.
The purchase price was allocated as follows (in thousands):

	Estimated Fair	Weighted-Average
	Value	Amortization Period
		(in years)

Inventories	$259
Intangible assets
Completed technology	670	7
Customer relationships	1,950	9
Trademark	140	8
Non-compete agreements	230	5
Goodwill	1,692

Total assets acquired	4,941

Total liabilities assumed	0

Total purchase price	$4,941

The acquired goodwill has been assigned to the SISD segment. The acquired intangible assets, including goodwill, are deductible for tax purposes.
NOTE 18: Dividends
On May 5, 2010, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend was paid on June 18, 2010 to all shareholders of record at the close of business on June 4, 2010.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On July 29, 2010, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend is payable on September 17, 2010 to all shareholders of record at the close of business on September 3, 2010.

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
•
Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 69% of total revenue in the second quarter of 2010.

•
Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 16% of total revenue in the second quarter of 2010.

•
Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in the second quarter of 2010.

Revenue for the second quarter of 2010 totaled $71,811,000, representing a 75% increase from the second quarter of 2009. This increase was primarily due to higher sales to customers in the factory automation and semiconductor and electronics capital equipment markets, which appear to be attributable to a broad-based recovery from the worldwide economic slowdown. This higher revenue contributed to a $14,927,000 net profit in the second quarter of 2010 compared to a $6,419,000 net loss in the second quarter of 2009.
Results of Operations
Revenue
Revenue increased by $30,843,000, or 75%, for the three-month period and increased by $47,523,000, or 57%, for the six-month period primarily due to higher sales to customers in the discrete factory automation and semiconductor and electronics capital equipment markets.
Discrete Factory Automation
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 69% and 70% of total revenue for the three-month and six-month periods in 2010, respectively, compared to 70% and 74% for the same periods in 2009. Sales to these customers increased by $20,822,000, or 73%, for the three-month period and increased by $29,805,000, or 49%, for the six-month period. Revenue for the six-month period in 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped over the prior two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009. Revenue for the three-month and six-month periods in 2010 included $62,000 and $1,470,000, respectively, related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred under the previous guidance. Excluding the recognition of the deferred revenue noted above, sales to these customers increased by $20,760,000, or 72%, for the three-month period and increased by $32,735,000, or 53%, for the six-month period. These increases in revenue came from all of the Company’s geographic regions and product lines, an indication of a broad-based recovery from the worldwide economic slowdown that first began to impact the Company’s business in the third quarter of 2008. Management believes that excluding this deferred revenue from the growth in factory automation sales allows investors to more accurately assess business trends.
Semiconductor and Electronics Capital Equipment
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 16% of total revenue for both the three-month and six-month periods ended July 4, 2010, compared to 6% for the same periods in 2009. Sales to these customers increased by $9,026,000, or 366%, for the three-month period and increased by $15,923,000, or 320%, for the six-month period. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers. Revenue for the three-month and six-month periods in 2010 included $769,000 and $897,000, respectively, related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred under the previous guidance. Excluding the recognition of this deferred revenue in each period, sales to these customers increased by $8,257,000, or 334%, for the three-month period and increased by $15,026,000, or 302%, for the six-month period. Management believes that excluding this deferred revenue from the growth in semiconductor and electronics capital equipment sales allows investors to more accurately assess business trends.

Surface Inspection
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 15% and 14% of total revenue for the three-month and six-month periods in 2010, respectively, compared to 24% and 20% for the same periods in 2009. Revenue from these customers increased by $995,000, or 10%, for the three-month period and increased by $1,795,000, or 11%, for the six-month period due to both higher product and service revenue. The revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. The adoption of the new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) did not have a material impact on SISD revenue in any period presented.
Product Revenue
Product revenue increased by $30,439,000, or 83%, for the three-month period and increased by $46,924,000, or 63%, for the six-month period due primarily to a higher volume of vision systems sold to customers in discrete factory automation and the semiconductor and electronics capital equipment markets. The impact of the higher volume was partially offset by lower average selling prices, as the Company introduced new products at lower price points.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services increased by $404,000, or 9%, for the three-month period and increased by $599,000, or 7%, for the six-month period due primarily to higher revenue from consulting services. In recent years, the Company has introduced easier to use products that require less maintenance and support. This trend has resulted in a decline in service revenue as a percentage of total revenue. Service revenue decreased as a percentage of total revenue to 7% in both the three-month and six-month periods in 2010 from 11% and 10% for the same periods in 2009.
Gross Margin
Gross margin as a percentage of revenue was 74% and 73% for the three-month and six-month periods in 2010, respectively, compared to 63% and 66% for the same periods in 2009. This increase was primarily due to higher MVSD product margins and a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.
MVSD Margin
MVSD gross margin as a percentage of revenue was 79% for both the three-month and six-month periods in 2010 compared to 70% and 72% for the same periods in 2009. The increase in MVSD margin was primarily due to the impact of improved absorption of manufacturing overhead costs and relatively flat new product introduction costs on a higher revenue base, as well as lower provisions for excess and obsolete inventory.
SISD Margin
SISD gross margin as a percentage of revenue was relatively consistent at 45% and 43% for the three-month and six-month periods in 2010, respectively, compared to 44% and 43% for the same periods in 2009.
Product Margin
Product gross margin as a percentage of revenue was 76% for both the three-month and six-month periods in 2010 compared to 67% and 70% for the same periods in 2009. This increase was primarily due to higher MVSD product margins as described above, as well as a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.

Service Margin
Service gross margin as a percentage of revenue was 41% and 36% for the three-month and six-month periods in 2010, respectively, compared to 30% and 28% for the same periods in 2009. The increase in service margin was primarily due to a decrease in maintenance and support costs due to improvements in product ease of use.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $372,000, or 5%, for the three-month period and decreased by $360,000, or 2%, for the six-month period. MVSD RD&E expenses increased by $297,000, or 4%, for the three-month period and decreased by $486,000, or 3%, for the six-month period, while SISD RD&E expenses increased by $75,000, or 9%, for the three-month period and increased by $126,000, or 8%, for the six-month period.
The table below details the $297,000 net increase in MVSD RD&E for the three-month period and the $486,000 net decrease in MVSD RD&E for the six-month period:

	Three-Month	Six-Month
	Period	Period
MVSD RD&E expenses in 2009	$6,865	$14,880
Headcount reductions	(222)	(984)
Stock-based compensation expense	(282)	(593)
Company bonus accruals	611	946
Other	190	145

MVSD RD&E expenses in 2010	$7,162	$14,394

The savings from headcount reductions resulted from a work force reduction in the second quarter of 2009, primarily in the United States, which lowered the Company’s personnel-related costs. This work force reduction was implemented, along with a variety of other cost-cutting measures, to more closely align the Company’s cost structure with the lower levels of business in 2009. The lower stock-based compensation expense was due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees, and higher estimated forfeiture rates in 2010. Offsetting these savings were company bonus accruals recorded during 2010 as the Company returned to profitability.
The increase in SISD RD&E expenses for both the three-month and six-month periods was due primarily to company bonus accruals recorded during 2010.
RD&E expenses as a percentage of revenue were 11% and 12% for the three-month and six-month periods in 2010 compared to 19% and 20% for the same periods in 2009. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID products business and the development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $3,334,000, or 15%, for the three-month period and increased by $815,000, or 2%, for the six-month period. MVSD SG&A expenses increased by $787,000, or 4%, for the three-month period and decreased by $2,754,000, or 7%, for the six-month period, while SISD SG&A expenses increased by $90,000, or 4%, for the three-month period and decreased by $36,000, or 1% for the six-month period. Corporate expenses that are not allocated to either division increased by $2,457,000, or 104% for the three-month period and increased by $3,605,000, or 69%, for the six-month period.

The table below details the $787,000 net increase in MVSD SG&A for the three-month period and the $2,754,000 net decrease in MVSD SG&A for the six-month period:

	Three-Month	Six-Month
	Period	Period
MVSD SG&A expenses in 2009	$17,500	$37,955
Headcount reductions	(604)	(2,513)
Stock-based compensation expense	(837)	(2,134)
Intangible asset impairment and amortization	(23)	(1,222)
Sales commissions	1,185	1,976
Company bonus accruals	674	970
Marketing and promotional expenses	739	835
Other	(347)	(666)

MVSD SG&A expenses in 2010	$18,287	$35,201

The lower stock-based compensation expense was due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees in the Company’s cash tender offer for certain underwater options, higher estimated forfeiture rates in 2010, and higher credits related to forfeited options in 2010 (refer to Note 11 to the Consolidated Financial Statements). The savings in headcount reductions resulted from a work force reduction in the second quarter of 2009 across all regions, which lowered the Company’s personnel-related costs. This work force reduction was implemented, along with a variety of other cost-cutting measures, to more closely align the Company’s cost structure with the lower levels of business in 2009. A $1,000,000 intangible asset impairment charge in the first quarter of 2009 (refer to Note 6 to the Consolidated Financial Statements) and lower amortization expense also contributed to the decrease in expenses. Offsetting these savings were higher sales commissions related to the increase in revenues over the prior year, company bonus accruals recorded during 2010 as the Company returned to profitability, and higher spending on marketing and promotional expenses intended to grow factory automation revenue.
There were no significant changes to SISD SG&A expenses in the three-month and six-month periods.
The increase in corporate expenses was due to increased legal fees primarily for patent-infringement actions ($1,571,000 for the three-month period and $2,543,000 for the six-month period — refer to Note 8 to the Consolidated Financial Statements) and company bonus accruals recorded during 2010 as the Company returned to profitability ($569,000 for the three-month period and $800,000 for the six-month period).
Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the first quarter of 2010, thereby concluding this restructuring program.
April 2009
In April 2009, the Company implemented a variety of cost-cutting measures intended to more closely align the Company’s cost structure with the lower levels of business at that time. Of the $16,000 balance in this restructuring accrual as of December 31, 2009, $8,000 was paid in the first quarter of 2010, and $4,000 was reversed in the first quarter of 2010. The remaining balance of $4,000 is expected to be paid during 2010.

September 2009
On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which is expected to result in long-term cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff. The expense savings were offset by the restructuring costs in 2009; however, the Company expects to achieve cost savings of approximately $650,000 in 2010. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The restructuring charge from these actions was $598,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The following table summarizes this restructuring plan (in thousands):

		Incurred in the	Incurred in the
	Total Amount	Three-Month	Six-Month
	Expected to	Period Ended	Period Ended
	be Incurred	July 4, 2010	July 4, 2010

One-time termination benefits	$365	$30	$63
Contract termination costs	153	-	-
Other associated costs	80	9	29

	$598	$39	$92

One-time termination benefits include salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs include rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit. These contract termination costs were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Other associated costs include legal costs related to the employee termination actions, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2009	$113	$153	$-	$266
Restructuring charges	63	-	29	92
Cash payments	(147)	(86)	(29)	(262)

Balance as of July 4, 2010	$29	$67	$-	$96

Nonoperating Income (Expense)
The Company recorded foreign currency losses of $8,000 and $173,000 for the three-month and six-month periods in 2010, respectively, compared to losses of $422,000 and $814,000 for the same periods in 2009. The foreign currency losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income decreased by $264,000, or 46%, for the three-month period and decreased by $891,000 or 61% for the six-month period. The decrease was primarily due to declining yields on the Company’s portfolio of debt securities.
The Company recorded other expense of $156,000 and $402,000 for the three-month and six-month periods in 2010, respectively, compared to expense of $125,000 in the three-month period in 2009 and income of $1,675,000 in the six-month period in 2009. The Company recorded $2,003,000 of other income in the first quarter of 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense (Benefit)
The Company’s effective tax rate increased from a benefit of 18% of the net loss recorded in 2009 to a provision of 23% of the net profit recorded in 2010, as a result of more of the Company’s profits being earned in higher tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $199,841,000 as of July 4, 2010. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six-month period in 2010 were met with its existing cash balances, cash from investment maturities, and positive cash flows from operations. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures for the six-month period in 2010 totaled $2,231,000 and consisted primarily of expenditures for computer hardware, computer software, and manufacturing test equipment for new product introductions.
Late in 2008 and again during 2009, the Company implemented a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. Restructuring charges for these actions totaled $4,868,000, of which $51,000 was paid during the fourth quarter of 2008, $4,439,000 was paid during 2009, and $278,000 was paid during the six-month period in 2010. The remaining $100,000 is expected to be paid in the third quarter of 2010.
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
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of July 4, 2010, the Company had contributed $19,886,000 to the partnership. No contributions were made during the six-month period in 2010, however, the Company received a distribution of $1,224,000 during the second quarter of 2010, which was accounted for as a return of capital. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2010.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 4, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the six-month period in 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including dividends of $0.05 per share in the first quarter of 2010 and $0.06 per share in the second quarter of 2010 that amounted to $4,365,000 for the six-month period in 2010. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company believes that its existing cash, cash equivalents, and investments balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 4, 2010, the Company had approximately $193,199,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good postion with respect to our longer-term liquidity needs.
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
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. On July 16, 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that Respondents did not infringe the patents-at-issue. The Final Determination of the Commission is scheduled for November 16, 2010. The Company intends to challenge any adverse decision by the ITC in an appeal before the Federal Circuit.
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
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid per Share	Programs (1)	Programs
April 5 – May 2, 2010	-	-	-	$30,000,000
May 3 – May 30, 2010	-	-	-	$30,000,000
May 31 – July 4, 2010	-	-	-	$30,000,000

Total	-	-	-	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock.
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.      REMOVED AND RESERVED
ITEM 5.      OTHER INFORMATION
None
ITEM 6.      EXHIBITS
31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101 – xBRL (Extensive Business Reporting Language)
The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended July 4, 2010, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended July 4, 2010 and July 5, 2009; (ii) Consolidated Balance Sheets as of July 4, 2010 and December 31, 2009; (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the six-month period ended July 4, 2010; (iv) Consolidated Condensed Statements of Cash Flows for the six-month periods ended July 4, 2010 and July 5, 2009; and (v) Notes to Consolidated Financial Statements.
* Filed herewith
** Furnished herewith
*** Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010		COGNEX CORPORATION
	By:	/s/ Robert J. Shillman
Robert J. Shillman
Chief Executive Officer and Chairman of the Board of Directors (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance, Chief Financial Officer, and Treasurer (duly authorized officer, principal financial and accounting officer)