Form 10-Q
period 2010-10-03
COGNEX CORP
filed 2010-11-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
     X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 2010 or
             Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                                            to
Commission File Number 001-34218
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
     As of October 3, 2010, there were 40,035,145 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue
Product	$69,288	$37,429	$190,968	$112,185
Service	5,705	3,749	14,803	12,248

	74,993	41,178	205,771	124,433
Cost of revenue
Product	15,537	9,589	44,362	31,893
Service	3,376	2,449	9,209	8,585

	18,913	12,038	53,571	40,478
Gross margin
Product	53,751	27,840	146,606	80,292
Service	2,329	1,300	5,594	3,663

	56,080	29,140	152,200	83,955

Research, development, and engineering expenses	7,961	6,756	24,140	23,295
Selling, general, and administrative expenses	25,857	21,281	75,217	69,826
Restructuring charges (Note 14)	(13)	223	75	4,258

Operating income (loss)	22,275	880	52,768	(13,424)

Foreign currency gain (loss)	102	1	(71)	(813)
Investment income	384	419	949	1,875
Other income (expense)	(129)	(158)	(531)	1,517

Income (loss) before income tax expense (benefit)	22,632	1,142	53,115	(10,845)

Income tax expense (benefit)	4,487	(3,359)	11,498	(5,517)

Net income (loss)	$18,145	$4,501	$41,617	$(5,328)

Earnings (loss) per weighted-average common and common-equivalent share:
Basic	$0.46	$0.11	$1.05	$(0.13)
Diluted	$0.45	$0.11	$1.05	$(0.13)

Weighted-average common and common-equivalent shares outstanding:
Basic	39,729	39,662	39,693	39,658

Diluted	39,917	39,666	39,792	39,658

Cash dividends per common share	$0.06	$0.05	$0.17	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3,	December 31,
	2010	2009
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$38,213	$119,831
Short-term investments	113,516	55,563
Accounts receivable, less reserves of $1,318 and $1,358 in 2010 and 2009, respectively	47,202	30,964
Inventories	23,867	16,832
Deferred income taxes	7,951	7,693
Prepaid expenses and other current assets	26,640	18,471

Total current assets	257,389	249,354

Long-term investments	88,590	26,633
Property, plant, and equipment, net	28,316	28,576
Deferred income taxes	17,149	14,643
Intangible assets, net	24,480	28,337
Goodwill	82,313	82,604
Other assets	1,501	9,722

	$499,738	$439,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,336	$4,959
Accrued expenses	26,492	18,811
Accrued income taxes	10,299	2
Deferred revenue and customer deposits	16,234	14,908

Total current liabilities	59,361	38,680

Reserve for income taxes	4,954	6,741

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 40,035 and 39,665 shares in 2010 and 2009, respectively	80	79
Additional paid-in capital	78,347	69,271
Retained earnings	363,329	328,459
Accumulated other comprehensive loss	(6,333)	(3,361)

Total shareholders’ equity	435,423	394,448

	$499,738	$439,869

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity

Balance as of December 31, 2009	39,665	$79	$69,271	$328,459	$(3,361)		$394,448

Issuance of common stock under stock option plans	370	1	7,323	-	-		7,324

Stock-based compensation expense	-	-	1,672	-	-		1,672

Excess tax benefit from stock option exercises	-	-	81	-	-		81

Payment of dividends	-	-	-	(6,747)	-		(6,747)
Comprehensive income:
Net income	-	-	-	41,617	-	$41,617	41,617

Net unrealized loss on available-for-sale investments, net of tax of $92	-	-	-	-	(314)	(314)	(314)

Foreign currency translation adjustment, net of tax benefit of $122	-	-	-	-	(2,658)	(2,658)	(2,658)

Comprehensive income						$38,645

Balance as of October 3, 2010 (unaudited)	40,035	$80	$78,347	$363,329	$(6,333)		$435,423

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 3,	October 4,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$41,617	$(5,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,672	5,088
Depreciation and amortization	9,201	8,269
Intangible asset impairment charge (Note 6)	-	1,000
Provision for excess and obsolete inventory	1,361	3,033
Excess tax benefit from stock option exercises	(81)	467
Change in deferred income taxes	(2,397)	(2,651)
Change in operating assets and liabilities	(4,625)	(9,456)

Net cash provided by operating activities	46,748	422

Cash flows from investing activities:
Purchase of investments	(178,080)	(24,045)
Maturity and sale of investments	58,676	37,970
Purchase of property, plant, and equipment	(3,307)	(4,512)
Cash paid for business acquisition (Note 17)	-	(4,500)
Cash received related to disposition	315	-

Net cash provided by (used in) investing activities	(122,396)	4,913

Cash flows from financing activities:
Issuance of common stock under stock option plans	7,324	80
Stock option buyback	(83)	-
Payment of dividends	(6,747)	(9,914)
Excess tax benefit from stock option exercises	81	(467)

Net cash provided by (used in) financing activities	575	(10,301)

Effect of foreign exchange rate changes on cash	(6,545)	4,990

Net increase (decrease) in cash and cash equivalents	(81,618)	24
Cash and cash equivalents at beginning of period	119,831	127,138

Cash and cash equivalents at end of period	$38,213	$127,162

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, restructuring charges (Note 14), business acquisitions (Note 17), and intangible asset impairment charges (Note 6), necessary to present fairly the Company’s financial position as of October 3, 2010, and the results of its operations for the three-month and nine-month periods ended October 3, 2010 and October 4, 2009, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements negotiated prior to January 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the nine-month period ended October 3, 2010.
Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after January 1, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the nine-month period ended October 3, 2010.
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
Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for certain services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 results in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the three-month and nine-month periods ended October 3, 2010, revenue was $926,000 and $3,284,000 higher, respectively, than it would have been if ASU 2009-13 and 2009-14 had not been adopted.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2010 (in thousands):

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)
Assets:
Short-term investments	$-	$113,516
Long-term investments	-	82,415
Currency forward contracts	334	-

Liabilities:
Currency forward contracts	13	-
The Company’s investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. The Company’s investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the current day’s valuations. The Company did not record an other-than-temporary impairment charge during the nine-month period ended October 3, 2010.
The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The fair value of this investment is based upon valuations of the partnership’s investments as determined by the General Partner. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment charge during the nine-month period ended October 3, 2010.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended October 3, 2010.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	October 3,	December 31,
	2010	2009

Cash	$38,213	$119,831
Cash equivalents	-	-

Cash and cash equivalents	$38,213	$119,831

Municipal bonds	60,046	55,563
Corporate bonds	29,445	-
Sovereign debt	13,637	-
Agency bonds	10,388	-

Short-term investments	$113,516	$55,563

Municipal bonds	27,688	18,767
Corporate bonds	35,192	-
Agency bonds	19,535	-
Limited partnership interest (accounted for using cost method)	6,175	7,866

Long-term investments	$88,590	$26,633

	$240,319	$202,027

In the second quarter of 2010, the Company invested a significant amount of cash held by its international entities in a variety of investment vehicles. While the Company’s domestic portfolio primarily consists of municipal bonds, the international portfolio contains corporate bonds, sovereign debt, and agency bonds. Corporate bonds consist of debt securities issued by both international and domestic companies, sovereign debt consists of direct debt issued by international governments, and agency bonds consist of international debt securities issued by a third party. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed five years.
The following table summarizes the Company’s available-for-sale investments as of October 3, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Short-term:
Municipal bonds	$59,973	$77	$(4)	$60,046
Corporate bonds	29,518	—	(73)	29,445
Sovereign debt	13,654	—	(17)	13,637
Agency bonds	10,383	21	(16)	10,388

Long-term:
Municipal bonds	27,555	146	(13)	27,688
Corporate bonds	35,323	14	(145)	35,192
Agency bonds	19,582	2	(49)	19,535

	$195,988	$260	$(317)	$195,931

The Company uses specific identification to quantify total realized gains or losses transferred out of other comprehensive income. This amount was not material in any period presented.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 3, 2010 (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	<1 Year	1 Year	2 Years	3 Years	4 Years	Total

Municipal bonds	$60,046	$2,002	$20,113	$4,858	$715	$87,734
Corporate bonds	29,445	1,382	13,048	17,898	2,864	64,637
Sovereign debt	13,637	-	-	-	-	13,637
Agency bonds	10,388	9,091	8,120	2,324	-	29,923

	$113,516	$12,475	$41,281	$25,080	$3,579	$195,931
The Company received distributions from the limited partnership of $1,224,000 during the second quarter of 2010 and $467,000 during the third quarter of 2010 that were accounted for as a return of capital.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 3,	December 31,
	2010	2009

Raw materials	$14,770	$10,405
Work-in-process	1,991	652
Finished goods	7,106	5,775

	$23,867	$16,832

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
The change in the carrying value of goodwill during the period ($291,000) is wholly attributable to fluctuations in foreign currency exchange rates, as a portion of this asset is recorded on the books of the Company’s Irish subsidiary.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the nine-month period ended October 3, 2010 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2009	$1,377
Provisions for warranties issued during the period	1,798
Fulfillment of warranty obligations	(1,175)
Foreign exchange rate changes	5

Balance as of October 3, 2010	$2,005

NOTE 8: Contingencies
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. Following a court-ordered mediation on September 28, 2010, the parties agreed to a confidential settlement of this matter prior to trial. This settlement was not material to the Company’s financial results and the matter is now closed.
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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the Commission issued a notice that it would review the initial determination of the Administrative Law Judge. The Final Determination of the Commission is scheduled for November 16, 2010. The Company intends to challenge any adverse decision by the ITC in an appeal before the Federal Circuit.
The Company cannot predict the outcome of the above-referenced pending matters and an adverse resolution of these lawsuits could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
NOTE 9: Indemnification Provisions
Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify certain current

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company currently uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposure. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and Japanese Yen. In prior periods, these contracts also related to the Irish subsidiary’s tax prepayment denominated in Japanese Yen. These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposure.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These forward contracts do not qualify for hedge accounting. Both the underlying exposure and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency gains of $102,000 and $1,000 in the three-month periods ended October 3, 2010 and October 4, 2009, respectively. The Company recorded net foreign currency losses of $71,000 and $813,000 in the nine-month periods ended October 3, 2010 and October 4, 2009, respectively.
As of October 3, 2010, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	86,250,000 Japanese Yen
U.S. Dollar/Euro	8,880,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of October 3, 2010 and December 31, 2009 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance			Balance
	Sheet	October 3,	December 31,	Sheet	October 3,	December 31,
	Location	2010	2009	Location	2010	2009
Currency forward contracts	Prepaid expenses and other current assets	$ 334	$ 111	Accrued expenses	$ 13	$ 301

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2010 and October 4, 2009 were as follows (in thousands):

	Location of	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Gain (Loss)	Recognized in Income on
	Recognized	Derivatives		Recognized	Derivatives
	in Income	Three-months ended		in Income	Nine-months ended
	on	October 3,	October 4,	on	October 3,	October 4,
	Derivatives	2010	2009	Derivatives	2010	2009
Currency forward contracts	Foreign currency gain (loss)	$ (88)	$ 18	Foreign currency gain (loss)	$ 185	$ (254)
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of October 3, 2010, the Company had 7,975,300 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (6,290,690) and the 2007 Stock Option and Incentive Plan (1,684,610). Each of these plans expires ten years from the date the plan was approved. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the nine-month period ended October 3, 2010:

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2009	4,828	$20.41
Granted	1,164	18.18
Exercised	(383)	19.86
Forfeited or expired	(266)	20.18

Outstanding as of October 3, 2010	5,343	$20.02	6.3	$33,457

Exercisable as of October 3, 2010	2,781	$20.87	4.4	$15,178

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Risk-free rate	3.2%	3.2%	3.4%	3.2%
Expected dividend yield	1.4%	1.5%	1.3%	1.5%
Expected volatility	44%	43%	44%	43%
Expected term (in years)	5.3	5.4	5.3	4.6
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended October 3, 2010 and October 4, 2009 were $6.89 and $5.62, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended October 3, 2010 and October 4, 2009 were $7.10 and $4.81, respectively.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 15% for all other employees.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 3, 2010 were $1,278,000 and $421,000, respectively, and for the three-month period ended October 4, 2009 were $1,444,000 and $474,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 3, 2010 were $1,672,000 and $552,000, respectively, and for the nine-month period ended October 4, 2009 were $5,088,000 and $1,679,000, respectively. No compensation expense was capitalized as of October 3, 2010 or December 31, 2009.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Product cost of revenue	$63	$67	$135	$346
Service cost of revenue	32	41	44	155
Research, development, and engineering	346	387	680	1,354
Selling, general, and administrative	837	949	813	3,233

	$1,278	$1,444	$1,672	$5,088

The total intrinsic values of stock options exercised for the three-month periods ended October 3, 2010 and October 4, 2009 were $2,004,000 and $0, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended October 3, 2010 and October 4, 2009 were $2,055,000 and $3,000, respectively.
The total fair values of stock options vested for the three-month periods ended October 3, 2010 and October 4, 2009 were $557,000 and $578,000, respectively. The total fair values of stock options vested for the nine-month periods ended October 3, 2010 and October 4, 2009 were $12,790,000 and $13,780,000, respectively.
As of October 3, 2010, total unrecognized compensation expense related to non-vested stock options was $6,869,000, which is expected to be recognized over a weighted-average period of 1.7 years.
In the third quarter of 2010, the Company recorded a receivable in the amount of $3,300,000 representing funds that were received during the fourth quarter of 2010 from the Company’s brokerage agent as a result of stock option exercises in the final days of the quarter. This amount has been included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as of October 3, 2010.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of October 3, 2010, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the nine-month period ended October 3, 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Three-months Ended		Nine-months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Income tax (benefit) at federal statutory rate	35%	35%	35%	(35%)
State income taxes, net of federal benefit	1	1	1	(1)
Foreign tax rate differential	(13)	(20)	(13)	21
Tax-exempt investment income	-	3	-	(3)
Cumulative effect of rate change	-	(19)	-	(2)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three-months Ended		Nine-months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Discrete tax events	(3)	(293)	(1)	(31)
Other	-	(1)	-	-

Income tax provision (benefit)	20%	(294%)	22%	(51%)

The Company’s effective tax rate was a provision of 20% and a provision of 22% for the three-month and nine-month periods ended October 3, 2010, respectively, compared to a benefit of 294% and a benefit of 51% for the same periods in 2009.
The Company’s effective tax rate for the third quarter of 2010 included a decrease in tax expense of $462,000 due to the settlement of the Competent Authority tax case with Japan, a decrease in tax expense of $151,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and a decrease in tax expense of $105,000 upon the expiration of the statutes of limitations for certain reserves for income tax uncertainties. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 20% for the three-month period in 2010 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2010.
The Company’s effective tax rate for the third quarter of 2009 included a decrease in tax expense of $3,150,000 upon the expiration of the statutes of limitations for certain reserves for income tax uncertainties and a decrease in tax expense of $197,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete tax events decreased the effective tax rate from a benefit of 1% to a benefit of 294% for the three-month period in 2009 and decreased the effective tax rate from a benefit of 20% to a benefit of 51% for the nine-month period in 2009. The effective tax rate excluding discrete events for the third quarter of 2009 also reflects a true-up of the 2009 tax rate from an 18% benefit to a 20% benefit.
Excluding these discrete tax events and the final rate true-up, the Company’s effective tax rate increased from a benefit of 20% of the Company’s pretax loss in 2009 to a provision of 23% of the Company’s pretax income in 2010 due to more of the Company’s profits being earned in higher tax jurisdictions.
During the nine-month period ended October 3, 2010, the Company recorded a $650,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $487,000 was recorded in the three-month period ended October 3, 2010. Estimated interest and penalties included in these amounts totaled $223,000 for the nine-month period ended October 3, 2010, of which $186,000 was recorded in the three-month period ended October 3, 2010.
The Company’s reserve for income taxes, including gross interest and penalties of $1,156,000, was $4,954,000 as of October 3, 2010. All of the Company’s liabilities for uncertain tax positions are classified as non-current as of October 3, 2010. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts and California. The tax years 2006 through 2009 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates.
During the third quarter of 2010, the Company concluded its Competent Authority tax case with Japan. A settlement was finalized between Japan and Ireland as a transfer price adjustment and no finding of a permanent establishment against the Company in Japan was noted. The Company’s deposit of 766,257,300 Yen placed with Japan in 2007 was returned, plus interest. This deposit had been included in “Other assets” on the Consolidated Balance Sheets in prior periods. This Competent Authority agreement closed the Company’s tax years 2002 through 2005 to future examination in Japan. The Company is currently negotiating an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2012. The Company believes it is adequately reserved for these open years.
The Company recorded $2,003,000 of other income in the first quarter of 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. This amount has been included in “Other income” on the Consolidated Statements of Operations.
NOTE 14: Restructuring Charges

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 2008
In November 2008, the Company announced the closure of its MVSD facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the first quarter of 2010, thereby concluding this restructuring program.
April 2009
In April 2009, the Company implemented a variety of cost-cutting measures at MVSD intended to more closely align the Company’s cost structure with the lower levels of business at that time. Of the $16,000 balance in this restructuring accrual as of December 31, 2009, $4,000 was reversed in the first quarter of 2010, $8,000 was paid in the first quarter of 2010, and $4,000 was paid in the second quarter of 2010, thereby concluding this restructuring program.
September 2009
On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which is expected to result in long-term cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, and an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.
The restructuring charge from these actions was $584,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The following table summarizes this restructuring plan (in thousands):

		Incurred in the	Incurred in the
		Three-Month	Nine-Month
	Total Amount	Period Ended	Period Ended
	Incurred	October 3, 2010	October 3, 2010

One-time termination benefits	$365	$-	$63
Contract termination costs	153	(13)	(13)
Other associated costs	66	-	29

	$584	$(13)	$79

One-time termination benefits include salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs include rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit, as well as lease cancellation costs. The costs related to rental payments were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Lease cancellation costs had been recorded based upon management’s estimates of those costs; however, a final settlement was recognized in the third quarter of 2010 when negotiations with the landlord concluded. Other associated costs include legal costs related to the employee termination actions and lease negotiations, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2009	$113	$153	$-	$266
Restructuring charges	63	-	29	92
Cash payments	(176)	(140)	(29)	(345)
Restructuring adjustments	-	(13)	-	(13)

Balance as of October 3, 2010	$0	$0	$0	$0

NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Basic weighted-average common shares outstanding	39,729	39,662	39,693	39,658
Effect of dilutive stock options	188	4	99	-

Weighted-average common and common-equivalent shares outstanding	39,917	39,666	39,792	39,658

Stock options to purchase 3,665,742 and 3,441,414 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 3, 2010, respectively, and 10,174,797 and 10,691,649 for the same periods in 2009, but were not included in the calculation of dilutive net income (loss) per share because they were anti-dilutive. Additionally, because the Company recorded a net loss during the nine-month period ended October 4, 2009, potential common stock equivalents of 830 were not included in the calculation of diluted net loss per share for these periods.
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
The following table summarizes information about the Company’s segments (in thousands):

Three-months Ended			Reconciling
October 3, 2010	MVSD	SISD	Items	Consolidated

Product revenue	$61,454	$7,834	$-	$69,288
Service revenue	1,618	4,087	-	5,705
Operating income	24,651	2,290	(4,666)	22,275

Nine-months Ended			Reconciling
October 3, 2010	MVSD	SISD	Items	Consolidated

Product revenue	$170,459	$20,509	$-	$190,968
Service revenue	4,768	10,035	-	14,803
Operating income	63,035	3,292	(13,559)	52,768

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three-months Ended			Reconciling
October 4, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$31,575	$5,854	$-	$37,429
Service revenue	1,229	2,520	-	3,749
Operating income	4,250	789	(4,159)	880

Nine-months Ended			Reconciling
October 4, 2009	MVSD	SISD	Items	Consolidated

Product revenue	$95,195	$16,990	$-	$112,185
Service revenue	4,036	8,212	-	12,248
Operating income (loss)	(2,125)	1,397	(12,696)	(13,424)
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The acquired goodwill has been assigned to the SISD segment. The acquired intangible assets, including goodwill, are deductible for tax purposes.
NOTE 18: Dividends
On July 29, 2010, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend is payable on September 17, 2010 to all shareholders of record at the close of business on September 3, 2010.
On November 1, 2010, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on December 17, 2010 to all shareholders of record at the close of business on December 3, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business, economic, and market trends, future financial performance, customer order rates, strategic plans, and the impact of the Company’s cost-cutting measures, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) potential disruption to the Company’s business from its restructuring programs; (3) the cyclicality of the semiconductor and electronics industries; (4) the inability to achieve significant international revenue; (5) fluctuations in foreign currency exchange rates; (6) the loss of a large customer; (7) the inability to attract and retain skilled employees; (8) the reliance upon key suppliers to manufacture and deliver critical components for our products; (9) the failure to effectively manage product transitions or accurately forecast customer demand; (10) the inability to design and manufacture high-quality products; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the inability to protect our proprietary technology and intellectual property; (14) our involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•
Discrete factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, and pharmaceutical. Sales to discrete factory automation customers represented approximately 65% of total revenue in the third quarter of 2010.

•
Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 19% of total revenue in the third quarter of 2010.

•
Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 16% of total revenue in the third quarter of 2010.

Revenue for the third quarter of 2010 totaled $74,993,000, representing an increase of $33,815,000 over the third quarter of 2009 when the Company’s business was adversely impacted by the worldwide economic slowdown. During the slowdown, the Company continued to invest in strategic areas intended to grow factory automation revenue, and demand for the Company’s factory automation products was at a record level during the third quarter of 2010. The higher revenue contributed to a gross margin of 75% of revenue in the third quarter of 2010, compared to 71% of revenue in the same period in 2009. Operating expenses increased by $5,545,000 over the prior year’s third quarter due primarily to expenses associated with the revenue growth, such as higher sales commissions, company bonus accruals, and marketing and promotional expenses. As a result, the Company was able to generate an operating profit of $22,275,000, or 30% of revenue, in the third quarter of 2010, compared to an operating profit of $880,000, or 2% of revenue, in the third quarter of 2009.
Results of Operations
Revenue
Revenue increased by $33,815,000, or 82%, for the three-month period and increased by $81,338,000, or 65%, for the nine-month period due to higher sales in all three of the Company’s primary markets.
Discrete Factory Automation
Sales to manufacturing customers in the discrete factory automation area, which are included in the Company’s MVSD segment, represented 65% and 68% of total revenue for the three-month and nine-month periods in 2010, respectively, compared to 70% and 73% for the same periods in 2009. Sales to these customers increased by $19,589,000, or 68%, for the three-month period and increased by $49,395,000, or 55%, for the nine-month period. Revenue for the nine-month period in 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped over the prior two years, but revenue was deferred until the final unit was delivered in the first quarter of 2009. Revenue for the three-month and nine-month periods in 2010 included $1,130,000 and $2,601,000, respectively, related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred under the previous guidance. Excluding the recognition of the revenue noted above, sales to these customers increased by $18,459,000, or 64%, for the three-month period and increased by $51,194,000, or 57%, for the nine-month period. Management believes that excluding this revenue from the growth in factory automation sales allows investors to more accurately assess business trends. Revenue levels in 2009 were adversely impacted by the worldwide economic slowdown that first began to affect the Company’s business in the third quarter of 2008. During the slowdown, the Company continued to invest in developing and marketing new factory automation products and expanding its global factory automation sales force and partner network. Demand for the Company’s factory automation products was at a record level during the third quarter of 2010 and factory automation revenue increased from 2009 in all of the Company’s geographic regions and product lines.
Semiconductor and Electronics Capital Equipment
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 19% and 17% of total revenue for the three-month and nine-month periods in 2010, respectively, compared to 10% and 7% for the same periods in 2009. Sales to these customers increased by $10,679,000, or 268%, for the three-month period and increased by $26,601,000, or 297%, for the nine-month period. Revenue for the three-month period in 2010 would have been higher by $439,000 due to the recognition of specific customer orders that would have been deferred in a prior period and recognized in the current period under the previous guidance. Revenue for the nine-month period in 2010 included $458,000 related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred in this period under the previous guidance. Including the recognition of the $439,000 of revenue for the three-month period and excluding the recognition of the $458,000 of revenue for the nine-month period, sales to these customers increased by $11,118,000, or 279%, for the three-month period and increased by $26,143,000, or 292%, for the nine-month period. Management believes that including or excluding this revenue, as the case may be, from the growth in semiconductor and electronics capital equipment sales allows investors to more accurately assess business trends. Although revenue levels were significantly higher than the prior year, business in 2009 was adversely impacted by the worldwide economic slowdown. Furthermore, demand in this market during the third quarter of 2010 declined from the second quarter of 2010. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 16% and 15% of total revenue for the three-month and nine-month periods in 2010, respectively, compared to 20% for both periods in 2009. Revenue from these customers increased by $3,547,000, or 42%, for the three-month period and increased by $5,342,000, or 21%, for the nine-month period due to higher demand for web inspection systems in the global metals and paper markets. Revenue for the three-month and nine-month periods in 2010 included $235,000 and $225,000, respectively, related to the adoption of new revenue recognition rules (refer to Note 2 to the Consolidated Financial Statements) that would have been deferred under the previous guidance. Excluding the recognition of this revenue, sales to these customers increased by $3,312,000, or 40%, for the three-month period and increased by $5,117,000, or 20%, for the nine-month period. Management believes that excluding this revenue from the growth in factory automation sales allows investors to more accurately assess business trends. Due to the relatively large average order values at SISD, the revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $31,859,000, or 85%, for the three-month period and increased by $78,783,000, or 70%, for the nine-month period due primarily to a higher volume of vision systems sold to customers in discrete factory automation and the semiconductor and electronics capital equipment markets. The impact of the higher volume was partially offset by lower average selling prices, as the Company introduced new products at lower price points.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services increased by $1,956,000, or 52%, for the three-month period and increased by $2,555,000, or 21%, for the nine-month period due primarily to higher revenue from maintenance and support arising from a higher level of spare part sales and repair services, as well as higher revenue from installation services. The growth in product revenue has outpaced the growth in service revenue resulting in a decline in service revenue as a percentage of total revenue. Service revenue decreased as a percentage of total revenue to 8% and 7% for the three-month and nine-month periods in 2010, respectively, from 9% and 10% for the same periods in 2009.
Gross Margin
Gross margin as a percentage of revenue was 75% and 74% for the three-month and nine-month periods in 2010, respectively, compared to 71% and 67% for the same periods in 2009. This increase was primarily due to higher MVSD product margins and a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.
MVSD Margin
MVSD gross margin as a percentage of revenue was 80% and 79% for the three-month and nine-month periods in 2010, respectively, compared to 76% and 73% for the same periods in 2009. The increase in MVSD margin was primarily due to higher product margins resulting from improved absorption of manufacturing overhead costs, relatively flat new product introduction costs spread over a higher revenue base, and lower provisions for excess and obsolete inventory.
SISD Margin
SISD gross margin as a percentage of revenue was 46% and 44% for the three-month and nine-month periods in 2010, respectively, compared to 50% and 45% for the same periods in 2009. The decrease in SISD margin was primarily due to lower product margins resulting from higher discounting of products in response to competitive market pressures, partially offset by improved margins on installation services.
Product Margin
Product gross margin as a percentage of revenue was 78% for the three-month period and 77% for the nine-month period in 2010, respectively, compared to 74% and 72% for the same periods in 2009. This increase was primarily due to higher MVSD product margins as described above, as well as a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.
Service Margin
Service gross margin as a percentage of revenue was 41% and 38% for the three-month and nine-month periods in 2010, respectively, compared to 35% and 30% for the same periods in 2009. This increase was primarily due to improved margins on installation services, as well as improvements in product ease of use that resulted in lower technical support costs.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $1,205,000, or 18%, for the three-month period and increased by $845,000, or 4%, for the nine-month period. MVSD RD&E expenses increased by $1,209,000, or 20%, for the three-month period and increased by $723,000, or 3%, for the nine-month period, while SISD RD&E expenses decreased by $4,000, or 1%, for the three-month period and increased by $122,000, or 5%, for the nine-month period.
The table below details the $1,209,000 net increase in MVSD RD&E for the three-month period and the $723,000 net increase in MVSD RD&E for the nine-month period:

	Three-Month	Nine-Month
	Period	Period
MVSD RD&E expenses in 2009	$6,007	$20,887
Personnel-related costs	219	(774)
Stock-based compensation expense	(39)	(632)
Company bonus accruals	488	1,431
Vacation	299	568
Materials and supplies	200	413
Other	42	(283)

MVSD RD&E expenses in 2010	$7,216	$21,610

The savings in personnel-related costs for the nine-month period resulted from a work force reduction in the second quarter of 2009, primarily in the United States. Although these savings in 2010 were significant compared to the nine-month period in 2009, management does not expect this trend to continue. Due to the improved business climate in 2010, the Company has increased its RD&E headcount in strategic areas, which began to impact year-over-year comparisons in the third quarter of 2010. The lower stock-based compensation expense was due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees, and higher estimated forfeiture rates in 2010. These savings were offset in the three-month period by the impact of stock options that were granted late in the second quarter of 2010 as part of the Company’s annual program. Expenses increased as a result of company bonus accruals recorded during 2010 as the Company returned to profitability, higher vacation expense in 2010 as the Company did not continue the mandatory shutdown programs employed in 2009, and higher materials and supplies costs to support new product development.
There were no significant changes to SISD RD&E expenses in the three-month period. The increase in SISD RD&E expenses for the nine-month period was due primarily to company bonus accruals recorded during 2010.
RD&E expenses as a percentage of revenue were 11% and 12% for the three-month and nine-month periods in 2010 compared to 16% and 19% for the same periods in 2009. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID products business and the development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $4,576,000, or 22%, for the three-month period and increased by $5,391,000, or 8%, for the nine-month period. MVSD SG&A expenses increased by $3,755,000, or 24%, for the three-month period and increased by $1,001,000, or 2%, for the nine-month period, while SISD SG&A expenses decreased by $30,000, or 1%, for the three-month period and decreased by $66,000, or 1% for the nine-month period. Corporate expenses that are not allocated to either division increased by $851,000, or 29%, for the three-month period and increased by $4,456,000, or 54%, for the nine-month period.
The table below details the $3,755,000 net increase in MVSD SG&A for the three-month period and the $1,001,000 net increase in MVSD SG&A for the nine-month period:

	Three-Month	Nine-Month
	Period	Period
MVSD SG&A expenses in 2009	$15,741	$53,696
Stock-based compensation expense	(272)	(2,412)
Personnel-related costs	973	(1,499)
Intangible asset impairment and amortization	-	(1,222)
Sales commissions	1,681	3,628
Marketing and promotional expenses	622	1,461
Company bonus accruals	435	1,403
Other	316	(358)

MVSD SG&A expenses in 2010	$19,496	$54,697

The lower stock-based compensation expense was due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees, higher estimated forfeiture rates in 2010, and higher credits related to forfeited options in 2010. These savings were offset for the three-month period by the impact of stock options that were granted late in the second quarter of 2010 as part of the Company’s annual program, resulting in third-quarter expense. The savings in personnel-related costs for the nine-month period resulted from a work force reduction in the second quarter of 2009. Although these savings in 2010 were significant compared to the nine-month period in 2009, management does not expect this trend to continue. Due to the improved business climate in 2010, the Company has increased its SG&A headcount in strategic areas, such as China, which began to impact year-over-year comparisons in the third quarter of 2010. A $1,000,000 intangible asset impairment charge in the first quarter of 2009 (refer to Note 6 to the Consolidated Financial Statements) and lower amortization expense also contributed to the decrease in SG&A expenses. Offsetting these savings were higher sales commissions related to the increase in revenues over the prior year, higher spending on marketing and promotional expenses intended to grow factory automation revenue, and company bonus accruals recorded during 2010 as the Company returned to profitability.
There were no significant changes to SISD SG&A expenses in the three-month and nine-month periods.

In the three-month period, the increase in corporate expenses was due to higher tax service fees related to the settlement of the Competent Authority tax case with Japan ($187,000 – refer to Note 13 to the Consolidated Financial Statements), higher stock option expense related to the 2010 stock option grants ($180,000), and company bonus accruals recorded during 2010 as the Company returned to profitability ($359,000). In the nine-month period, the increase in corporate expenses was due to higher costs related to patent-infringement actions ($2,341,000 — refer to Note 8 to the Consolidated Financial Statements), company bonus accruals ($1,159,000), and higher stock option expense ($178,000). In addition, expenses for the Company’s President were transferred into the corporate group upon his promotion in January 2010, as he is now responsible for both divisions.
Restructuring Charges
November 2008
In November 2008, the Company announced the closure of its MVSD facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the first quarter of 2010, thereby concluding this restructuring program.
April 2009
In April 2009, the Company implemented a variety of cost-cutting measures at MVSD intended to more closely align the Company’s cost structure with the lower levels of business at that time. Of the $16,000 balance in this restructuring accrual as of December 31, 2009, $4,000 was reversed in the first quarter of 2010, $8,000 was paid in the first quarter of 2010, and $4,000 was paid in the second quarter of 2010, thereby concluding this restructuring program.
September 2009
On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its facility in Kuopio, Finland, which is expected to result in long-term cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, and an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff. The expense savings were offset by the restructuring costs in 2009; however, the Company expects to achieve cost savings of approximately $650,000 in 2010. These savings will be realized in “Cost of revenue,” “Research, development, and engineering expenses,” and “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.
The restructuring charge from these actions was $584,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The following table summarizes this restructuring plan (in thousands):

		Incurred in the	Incurred in the
		Three-Month	Nine-Month
	Total Amount	Period Ended	Period Ended
	Incurred	October 3, 2010	October 3, 2010

One-time termination benefits	$365	$-	$63
Contract termination costs	153	(13)	(13)
Other associated costs	66	-	29

	$584	$(13)	$79

One-time termination benefits include salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs include rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit, as well as lease cancellation costs. The costs related to rental payments were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Lease cancellation costs had been recorded based upon management’s estimates of those costs; however, a final settlement was recognized in the third quarter of 2010 when negotiations with the landlord concluded. Other associated costs include legal costs related to the employee termination actions and lease negotiations, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.
The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance as of December 31, 2009	$113	$153	$-	$266
Restructuring charges	63	-	29	92
Cash payments	(176)	(140)	(29)	(345)
Restructuring adjustments	-	(13)	-	(13)

Balance as of October 3, 2010	$0	$0	$0	$0

Nonoperating Income (Expense)
The Company recorded a foreign currency gain of $102,000 for the three-month period in 2010 and a foreign currency loss of $71,000 for the nine-month period in 2010, compared to a gain of $1,000 and a loss of $813,000 for the same periods in 2009. The foreign currency fluctuations in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income decreased by $35,000, or 8%, and $926,000, or 49%, for the three-month and nine-month periods, respectively. The decrease was primarily due to declining yields on the Company’s portfolio of debt securities. However, beginning in the second quarter of 2010, this impact was partially offset by the investment of excess cash accumulated in the Company’s international entities, which is expected to contribute to higher investment income in future periods.
The Company recorded other expense of $129,000 and $531,000 for the three-month and nine-month periods in 2010, respectively, compared to expense of $158,000 in the three-month period in 2009 and income of $1,517,000 in the nine-month period in 2009. The Company recorded $2,003,000 of other income in the first quarter of 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense (Benefit)
The Company’s effective tax rate was a provision of 20% and a provision of 22% for the three-month and nine-month periods ended October 3, 2010, respectively, compared to a benefit of 294% and a benefit of 51% for the same periods in 2009.
The Company’s effective tax rate for the third quarter of 2010 included a decrease in tax expense of $462,000 due to the settlement of the Competent Authority tax case with Japan, a decrease in tax expense of $151,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and a decrease in tax expense of $105,000 upon the expiration of the statutes of limitations for certain reserves for income tax uncertainties. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 20% for the three-month period in 2010 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2010.

The Company’s effective tax rate for the third quarter of 2009 included a decrease in tax expense of $3,150,000 upon the expiration of the statutes of limitations for certain reserves for income tax uncertainties and a decrease in tax expense of $197,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete tax events decreased the effective tax rate from a benefit of 1% to a benefit of 294% for the three-month period in 2009 and decreased the effective tax rate from a benefit of 20% to a benefit of 51% for the nine-month period in 2009. The effective tax rate excluding discrete events for the third quarter of 2009 also reflects a true-up of the 2009 tax rate from an 18% benefit to a 20% benefit.
Excluding these discrete tax events and the final rate true-up, the Company’s effective tax rate increased from a benefit of 20% of the Company’s pretax loss in 2009 to a provision of 23% of the Company’s pretax income in 2010 due to more of the Company’s profits being earned in higher tax jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $240,319,000 as of October 3, 2010. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period in 2010 were met with its existing cash balances, cash from investment maturities, and positive cash flows from operations. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. Capital expenditures for the nine-month period in 2010 totaled $3,307,000 and consisted primarily of expenditures for computer hardware, computer software, and manufacturing test equipment for new product introductions.
Late in 2008 and again during 2009, the Company implemented a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. Restructuring charges for these actions totaled $4,859,000, all of which has been paid to date.
In November 2009, the Company commenced a cash tender offer for certain underwater stock options held by employees, officers, and directors. In December 2009, options to purchase a total of 4,900,694 shares of the Company’s common stock were tendered under the program for an aggregate cash payment of $9,158,000, of which $9,075,000 was paid out in December 2009 and $83,000 was paid out in January 2010. This is the first time the Company has offered to purchase outstanding stock options in exchange for cash, and there is no intent to make another such offer.
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2010. The Company does not have the right to withdraw from the partnership prior to December 31, 2010. As of October 3, 2010, the Company had contributed $19,886,000 to the partnership. No contributions were made during the nine-month period in 2010; however, the Company received distributions of $1,224,000 during the second quarter of 2010 and $467,000 during the third quarter of 2010, which were accounted for as a return of capital. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2010.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of October 3, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the nine-month period in 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including dividends of $0.05 per share in the first quarter of 2010 and $0.06 per share in both the second and third quarters of 2010 that amounted to $6,747,000 for the nine-month period in 2010. On November 1, 2010, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable in the fourth quarter of 2010. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

The Company believes that its existing cash, cash equivalents, and investments balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of October 3, 2010, the Company had approximately $234,144,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
Critical Accounting Policies and Estimates
Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 where management outlines the Company’s Critical Accounting Policies and Estimates. Updates to these policies are discussed below.
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
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. Following a court-ordered mediation on September 28, 2010, the parties agreed to a confidential settlement of this matter prior to trial. This settlement was not material to the Company’s financial results and the matter is now closed.
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
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the Commission issued a notice that it would review the initial determination of the Administrative Law Judge. The Final Determination of the Commission is scheduled for November 16, 2010. The Company intends to challenge any adverse decision by the ITC in an appeal before the Federal Circuit.
The Company cannot predict the outcome of the above-referenced pending matters and an adverse resolution of these lawsuits could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 1A.    RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid per Share	Programs (1)	Programs
July 5 – August 1, 2010	-	-	-	$30,000,000
August 2 – August 29, 2010	-	-	-	$30,000,000
August 30 – October 3, 2010	-	-	-	$30,000,000

Total	-	-	-	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock.
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
The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended October 3, 2010, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2010 and October 4, 2009; (ii) Consolidated Balance Sheets as of October 3, 2010 and December 31, 2009; (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine-month period ended October 3, 2010; (iv) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended October 3, 2010 and October 4, 2009; and (v) Notes to Consolidated Financial Statements.
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

Date: November 1, 2010		COGNEX CORPORATION

	By:	/s/ Robert J. Shillman Robert J. Shillman
Chief Executive Officer and Chairman
of the Board of Directors
(duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin Richard A. Morin
Executive Vice President of Finance, Chief Financial Officer,
and Treasurer
(duly authorized officer, principal financial and accounting officer)