Form 10-K
period 2010-12-31
COGNEX CORP
filed 2011-02-10
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

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

Yes                                     No      X

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 4, 2010: $617,469,419
$.002 par value common stock outstanding as of January 30, 2011: 41,217,310 shares

Documents incorporated by reference:

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. Our future results may differ materially from current results and from those projected in the forward-looking statements as a result of known and unknown risks and uncertainties. Readers should pay particular attention to considerations described in the section captioned “Risk Factors,” appearing in Part I – Item 1A of this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Unless the context otherwise requires, the words “Cognex®,” the “Company,” “we,” “our,” “us,” and “our company” refer to Cognex Corporation and its consolidated subsidiaries.

ITEM 1:	BUSINESS

Corporate Profile

Cognex Corporation was incorporated in Massachusetts in 1981. Its corporate headquarters are located at One Vision Drive, Natick, Massachusetts 01760 and its telephone number is (508) 650-3000.

Cognex is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Machine vision is important for applications in which human vision is inadequate to meet requirements for size, accuracy, or speed, or in instances where substantial cost savings are obtained through the reduction of labor or improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size of items being manufactured.

Cognex has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Alameda, California. MVSD develops, manufactures, and markets modular vision systems that are used to automate the manufacture of discrete items, such as cellular phones, aspirin bottles, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 85% of total revenue in 2010. Financial information about segments may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

Machine Vision Market

Cognex machine vision is primarily used in the manufacturing sector, where the technology is widely recognized as an important component of automated production and quality assurance. In this sector, Cognex serves three primary markets: factory automation, semiconductor and electronics capital equipment, and surface inspection.

Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, pharmaceutical, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 69% of total revenue in 2010, compared to 70% of total revenue in 2009.

Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market, which represented a large portion of our business during the 1990’s, changed after the dot-com bubble burst in 2000. Customers shifted away from embedded machine vision systems containing specialized hardware as PC speeds increased. They first migrated to products containing mostly software with significantly less hardware content, and eventually began buying only the software portion of the system from Cognex. Although these software-only products have high gross margins, the average selling price is significantly lower than for a complete vision system. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 16% of total revenue in 2010, compared to 9% of total revenue in 2009.

Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in 2010, compared to 21% of total revenue in 2009.

No customer accounted for greater than 10% of total revenue in 2010, 2009, or 2008.

Business Strategy

Our goal is to expand our position as a leading worldwide provider of machine vision products. Sales to customers in the factory automation market represent the largest percentage of our total revenue, and we believe that this market provides the greatest potential for long-term, sustained revenue growth.

In order to grow the factory automation market, we have invested in developing new products and functionality that make vision easier to use and more affordable, and therefore, available to a broader base of customers. This investment includes selective expansion into new industrial and commercial vision applications through internal development, as well as the acquisition of businesses and technologies. We have also invested in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. This investment includes opening sales offices in regions, such as China and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes, and developing strategic alliances with other leading providers of factory automation products.

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

In September 2009, we acquired the web monitoring business of Monitoring Technology Corporation (MTC), a manufacturer of products for monitoring industrial equipment and processes, for $5 million. This business is included in the Company’s SISD segment. The acquired SmartAdvisor Web Monitoring System (WMS) is complementary to Cognex’s SmartView Web Inspection System (WIS). When used together, the WIS automatically identifies and classifies defects and the WMS then provides the customer with the ability to determine the root causes of each of those defects so that they can be quickly eliminated. The combination of WMS and WIS allows SISD to provide a fully-integrated system to its surface inspection customers.

Additional information about acquisitions and divestitures may be found in Notes 19 and 20 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

Vision Software

Vision software provides the user with the most flexibility by combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripheral equipment of their choice. The vision software runs on the customer’s PC, which enables easy integration with PC-based data and controls. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex’s VisionPro® software offers the power and flexibility of advanced programming with the simplicity of a graphical development environment. VisionPro’s extensive suite of patented vision tools enables customers to solve challenging machine vision applications.

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

Vision Sensors

Unlike general-purpose vision systems that can be programmed to perform a wide variety of vision tasks, vision sensors are designed to deliver very simple, low-cost, reliable solutions for a limited number of common vision applications such as checking the presence and size of parts. Cognex offers the Checker® product line of vision sensors that perform a variety of single-purpose vision tasks.

ID Products

ID products quickly and reliably read codes (e.g., one-dimensional barcodes or two-dimensional data matrix codes) that have been applied or directly marked on discrete items during the manufacturing process. Manufacturers of goods ranging from automotive parts, pharmaceutical items, aircraft components, and medical devices are increasingly using direct part mark (DPM) identification to ensure that the appropriate manufacturing processes are performed in the correct sequence and on the right parts. In addition, DPM is used to track parts from the beginning of their life to the end, and is also used in supply chain management and repair. Cognex offers the DataMan® product line of ID readers that includes both hand-held and fixed-mount models.

Cognex is also developing applications in the automatic identification market outside of the manufacturing sector, such as using ID products in logistics automation for package sorting and distribution. As shipping volumes grow, more distribution centers are choosing to upgrade their traditional laser-based scanners to image-based barcode readers which will cost-effectively increase package sorter efficiency and throughput by improving read rates. The Dataman 500 image-based barcode reader, introduced in January 2011, uses Cognex IDMax® software to achieve high read rates by reading barcodes that are damaged, distorted, blurred, scratched, low height, and low contrast. The Dataman 500 is our first product to incorporate our newly-developed “Vision System on a Chip,” as discussed below in the section captioned “Research, Development, and Engineering.”

Surface Inspection Systems

Surface inspection systems detect, classify, and analyze defects on the surfaces of materials processed in a continuous fashion at high production speeds, such as metals, paper, non-wovens, plastics, and glass. Cognex’s SmartView® Web Inspection System identifies and classifies defects on surfaces, while Cognex’s SmartAdvisortm Web Monitoring System then provides the customer with the ability to determine the root causes of each of those defects so that they can be quickly eliminated. These two systems can be integrated into a SmartSystemtm that provides customers with a complete process vision solution.

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

As of December 31, 2010, Cognex employed 184 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $33,080,000 in 2010, $31,132,000 in 2009, and $36,262,000 in 2008, or approximately 11%, 18%, and 15% of revenue, respectively.

We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant RD&E investments in the future in strategic areas, such as the ID products business and the further development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

At any point in time, we have numerous research and development projects underway. Among these projects is the continued development of a vision system (i.e., imager, analog to digital converter, vision processing, and camera peripherals) on a semiconductor chip (“Vision System on a Chip” or VSoCtm). This technology has made it possible to build customized CMOS (complementary metal-oxide semiconductor) sensors that are optimized for machine vision applications. These customized CMOS sensors or “vision chips” can then be integrated into a wide range of devices to improve the speed and performance of vision applications. Cognex plans to use VSoC technology to enhance the performance of its own products, such as the Dataman 500 introduced in January 2011, and may also make specialized devices using VSoC technology available for purchase by third parties.

Manufacturing and Order Fulfillment

Cognex’s MVSD products are manufactured utilizing a turnkey operation whereby the majority of component procurement, system assembly, and initial testing are performed by third-party contract manufacturers. Cognex’s primary contract manufacturers are located in Ireland and Southeast Asia. The contract manufacturers use specified components and assembly/test documentation created and controlled by Cognex. Certain components are presently available only from a single source. After the completion of initial testing, a fully-assembled product from the contract manufacturer is routed to the Company’s facility in either Cork, Ireland or Natick, Massachusetts, USA, where trained Cognex personnel load the software onto the product and perform quality control procedures. Finished product for customers in the Americas is then shipped from our Natick, Massachusetts facility, while finished product for customers in Japan, Europe, and Southeast Asia is shipped from our Cork, Ireland facility. In 2010, the Company opened a distribution center in Koriyama, Japan. This distribution center purchases finished product from the Company’s Cork, Ireland facility and then ships this product to customers in Japan when orders are received.

Cognex’s SISD products are manufactured and shipped from its Alameda, California facility. The manufacturing process at the Alameda facility consists of component procurement, system assembly, software loading, quality control, and shipment of product to customers worldwide. In 2011, we plan to begin final assembly, quality control, and shipment of product to customers in China from our Shanghai, China facility, which was opened during the third quarter of 2010.

Sales Channels and Support Services

Cognex sells its MVSD products through a worldwide direct sales force that focuses on the development of strategic accounts that generate or are expected to generate significant sales volume, as well as through a global network of integration and distribution partners. Our integration partners are experts in vision and complementary technologies that can provide turnkey solutions for complex automation projects using vision, and our distribution partners provide sales and local support to help Cognex reach the many prospects for our products in factories around the world. Cognex’s SISD products are primarily sold through a worldwide direct sales force since there are fewer customers in a more concentrated group of industries.

As of December 31, 2010, Cognex’s sales force consisted of 288 professionals, and our partner network consisted of approximately 218 active integrators and 208 authorized distributors. Sales engineers call directly on targeted accounts and manage the activities of our partners within their territories in order to implement the most advantageous sales model for our products. The majority of our sales force holds engineering or science degrees. Cognex has sales and support offices located throughout the Americas, Japan, Europe, and Southeast Asia. In recent years, the Company has opened sales offices throughout China (which the Company currently includes in its Southeast Asia region) and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes. During the third quarter of 2010, the Company established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we plan to sell to our Chinese customers through this new entity beginning in 2011. The WFOE will be able to accept payment from Chinese customers in Yuan, also known as Renminbi, which we believe will allow us to reach more of the potential market for machine vision throughout China.

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

Sales to customers based outside of the United States represented approximately 67% of total revenue in 2010, compared to approximately 66% of total revenue in 2009. In 2010, approximately 31% of the Company’s total revenue came from customers based in Europe, 21% from customers based in Japan, and 15% from customers based in Southeast Asia. Sales to customers based in Europe are predominantly denominated in Euro, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in Southeast Asia are predominantly denominated in U.S. Dollars, although we plan to begin accepting Yuan as payment in China in 2011. Financial information about geographic areas may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2010, Cognex had been granted, or owned by assignment, 282 patents issued and had another 175 patent applications pending. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, Checker®, DataMan®, IDMax®, and SmartView®, as well as many common-law marks, including, among others, SmartAdvisortm, SmartSystemtm, and VSoCtm.

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

Backlog

As of December 31, 2010, backlog totaled $37,428,000, compared to $31,459,000 as of December 31, 2009. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days at MVSD and six months at SISD. The MVSD backlog excludes deferred revenue, while the SISD backlog includes deferred revenue. Although MVSD accepts orders from customers with requested shipment dates that are within 60 days, orders typically ship within one week of order placement. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

As of December 31, 2010, Cognex employed 824 persons, including 409 in sales, marketing, and service activities; 184 in research, development, and engineering; 102 in manufacturing and quality assurance; and 129 in information technology, finance, and administration. Of the Company’s 824 employees, 400 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

Cognex maintains a website on the World Wide Web at www.cognex.com. We make available, free of charge, on our website in the “Company and News” section under the caption “Investor Information” and then “SEC FiIings” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Cognex’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A:	RISK FACTORS

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

In 2009, the credit market crisis and slowing global economies resulted in lower demand for our products as many of our customers experienced deterioration in their businesses, cash flow issues, difficulty obtaining financing, and declining business confidence. Although order levels in 2010 increased each quarter on a sequential basis and were at a record level in the fourth quarter of 2010, our ability to maintain these business volumes and continue to grow may be impacted by global economic conditions. If global economic conditions were to deteriorate, our revenue and our ability to generate quarterly operating profits could be materially adversely affected.

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

As of December 31, 2010, the Company had approximately $277,148,000 in either cash or investments with effective maturity dates primarily within three years. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather another economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics capital equipment market may adversely affect our business.

In 2010, approximately 16% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by declining sales in either of these industries. Furthermore, the competitive landscape in this market has changed in recent years, with price and the flexibility of purchasing hardware from other vendors becoming more important factors in the purchasing decisions of these manufacturers. In response to this market change, we have introduced software-only products. Although these products have high gross margins, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. In addition, a decline in sales in the semiconductor and electronics capital equipment market, where many of these software-only products are sold, may also have a negative impact on our MVSD gross margins.

Our inability to penetrate new markets outside of the manufacturing sector may impede our revenue growth.

We are pursuing applications in the automatic identification market outside of the manufacturing sector, such as using ID products in logistics automation for package sorting and distribution. As shipping volumes grow, more distribution centers are choosing to upgrade their traditional laser-based scanners to image-based barcode readers which will cost-effectively increase package sorter efficiency and throughput by improving read rates. We introduced the Dataman 500 image-based barcode reader in January 2011 in order to penetrate the ID logistics market and grow our ID Products business beyond the traditional manufacturing sector that we currently serve. The Dataman 500 is our first product to incorporate our newly-developed “Vision System on a Chip.”

Our growth plan is dependent upon successfully penetrating the ID logistics market and we are making significant investments in this area. Therefore, our failure to generate revenue in this new market may have a materially adverse impact on our revenue growth and operating profits.

Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.

In 2010, approximately 67% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers in Ireland and Southeast Asia. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international markets, such as our expansion into China and Eastern Europe. During the third quarter of 2010, the Company established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we plan to sell to our Chinese customers through this new entity beginning in 2011. This new entity has required and will continue to require significant management attention and financial resources. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

•	various regulatory and statutory requirements,
•	difficulties in repatriating cash,
•	export and import restrictions,
•	transportation delays,

•	employment regulations and local labor conditions,
•	difficulties in staffing and managing foreign sales operations,
•	instability in economic or political conditions,
•	difficulties protecting intellectual property,
•	business systems connectivity issues, and
•	potentially adverse tax consequences.

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

A significant portion of our investment portfolio, and therefore our investment income, is denominated in Euros. In addition, a significant portion of our revenues and expenses are denominated in the Euro and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas and Southeast Asia, the Euro in Europe, and the Yen in Japan. In 2011, we plan to begin accepting orders denominated in Yuan from Chinese customers. We estimate that approximately 52% of our sales in 2010 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.

The loss of a large customer could have an adverse effect on our business.

In 2010, our top five customers accounted for approximately 8% of total revenue. Our expansion into the factory automation marketplace has reduced our reliance upon the revenue from any one customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the management and leadership of Robert J. Shillman, our Chief Executive Officer, and Robert J. Willett, our President and Chief Operating Officer, as well as other members of our senior management team. Although we have many experienced and qualified senior managers, the loss of key personnel could have a material adverse effect on our company. Our continued growth and success also depends upon our ability to attract and retain skilled employees and on the ability of our officers and key employees to effectively manage the growth of our business through the implementation of appropriate management information systems and internal controls.

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

A significant portion of our MVSD product is manufactured under agreement by two third-party contractors. These agreements have termination clauses that provide the Company with notification periods and last-time-buy rights. As a result, we are dependent upon these contractors to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes. In addition, a variety of components used in our products are only available from a single source. The announcement by a single-source supplier of a last-time component buy could result in our purchase of a significant amount of inventory that, in turn, could lead to an increased risk of inventory obsolescence. Although we are taking certain actions to mitigate sole-source supplier risk, an interruption in, termination of, or material change in the purchase terms of any single-source components could have a material adverse effect on our operating results.

We manage our inventory levels in order to be able to meet increases in customer demand, while at the same time minimizing inventory obsolescence exposure. Many of our vendors reduced their inventory levels and manufacturing capacity during the economic downturn that began in late 2008. As a result, if customer demand increases beyond the levels we are forecasting, our vendors may have difficulty meeting our accelerated delivery schedules due to their reduced manufacturing capacities. We may therefore be unable to take delivery of an adequate supply of components and turnkey systems from our vendors in order to meet an increase in demand from our customers. These supply issues could impact our ability to ship product to customers, and therefore, to recognize revenue, which could have a material adverse effect on our operating results.

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

The market for our products is characterized by rapidly changing technology. Accordingly, we believe that our future success will depend upon our ability to accelerate time to market for new products with improved functionality, ease-of-use, performance, or price. We may not be able to introduce and market new products successfully, including products that incorporate our “Vision System on a Chip,” and respond effectively to technological changes or new product introductions by competitors. Our ability to keep pace with the rapid rate of technological change in the high-technology marketplace could have a material adverse effect on our operating results.

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

As of December 31, 2010, we had $283 million in cash and investments, and approximately $277 million of this balance represented either cash or investments in bonds that could be converted into cash. The remaining balance represented a $6 million limited partnership interest in a venture capital fund.

The limited partnership’s investments consist of a mix of young and emerging companies. The worldwide economic slowdown and the credit market crisis that began in late 2008 made the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive this slowdown as would a more mature company. These factors could impact the fair value of the companies in the partnership’s portfolio. As of December 31, 2010, the carrying value of this investment was $5,933,000 compared to an estimated fair value, as determined by the General Partner, of $6,860,000. Should the fair value of this investment decline in future periods below its carrying value, management will need to determine whether this decline is other-than-temporary and future impairment charges may be required.

As of December 31, 2010, we had $23 million in acquired intangible assets, of which $19 million represented acquired distribution networks. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.

As of December 31, 2010, we had $82 million in acquired goodwill, $78 million of which is assigned to our Modular Vision Systems Division and $4 million of which is assigned to our Surface Inspection Systems Division. The fair value of goodwill is susceptible to changes in the fair value of the reporting segments in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to the net book value of our segments may result in future impairment charges.

If we determine that any of these investments, acquired intangible assets, or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We may have additional tax liabilities, which could adversely affect out operating results and financial condition.

We are subject to income taxes in the United States, as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax positions are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our financial statements and could have a material adverse effect on our income tax provision, net income, or cash flows in the period in which the determination is made.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments as of the date of this report.

ITEM 2:	PROPERTIES

In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building. In 2009, the Company renovated space in this building to establish a distribution center for its customers in the Americas.

In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters. This building is currently occupied by a tenant whose lease agreement expires in 2017. Cognex also uses a portion of this space for storage, product demonstrations, and Company events. A portion of this space is currently unoccupied.

In 1997, Cognex purchased a three and one-half acre parcel of land adjacent to our corporate headquarters. This land is being held for future expansion.

In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This building is currently occupied by tenants who have lease agreements that expire at various dates through 2015.

Cognex conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2016. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives.

ITEM 3:	LEGAL PROCEEDINGS

In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. Following a court-ordered mediation in September 2010, the parties agreed to a confidential settlement of this matter prior to trial. This settlement was not material to the Company’s financial results and the matter is now closed.

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the Commission issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit.

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

ITEM 4:	REMOVED AND RESERVED

ITEM 4A: EXECUTIVE OFFICERS AND OTHER MEMBERS OF THE MANAGEMENT TEAM OF THE REGISTRANT

The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2010:

Name	Age	Title

Robert J. Shillman	64	Chief Executive Officer and Chairman of the Board of Directors
Robert J. Willett	43	President and Chief Operating Officer
Richard A. Morin	61	Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Messrs. Shillman and Morin have been employed by Cognex in their present capacities for no less than the past five years.

Mr. Willett joined the Company in June 2008 as President of the Modular Vision Systems Division (MVSD). In early 2010, Mr. Willett was promoted to President and Chief Operating Officer. Mr. Willett came to Cognex from Danaher Corporation, a diversified manufacturer of industrial controls and technologies, where he served as Vice President of Business Development and Innovation for the Product Identification Business Group. Prior to that, Mr. Willett was President of Videojet Technologies, a leader in coding and marking products, which is a subsidiary of Danaher. Mr. Willett also served as Chief Executive Officer of Willett International Ltd., a privately-owned coding and marking company which was sold to Danaher in 2003 and merged with Videojet. He holds a Bachelor of Arts degree from Brown University and a Masters in Business Administration from Yale University.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 31, 2011, there were approximately 600 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.

The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2010 and 2009 were as follows:

	First	Second	Third	Fourth

2010
High	$19.81	$22.59	$27.40	$31.63
Low	16.17	16.99	16.76	25.89
2009
High	$15.30	$14.85	$17.87	$18.17
Low	9.46	12.41	13.58	15.64

The Company declared and paid a cash dividend of $0.15 per share in the first quarter of 2009. The quarterly dividend was reduced to $0.05 per share in the second, third, and fourth quarters of 2009, and the first quarter of 2010. The quarterly dividend increased to $0.06 in the second and third quarters of 2010, and to $0.08 in the fourth quarter of 2010. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of $50,000,000 of the Company’s common stock. As of December 31, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during 2010 or 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price, share availability, and cash reserve requirements.

The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	per Share	Programs	Plans or Programs

October 4 – October 31, 2010	-	-	-	$30,000,000
November 1 – November 28, 2010	-	-	-	$30,000,000
November 29 – December 31, 2010	-	-	-	$30,000,000
Total	-	-	-	$30,000,000

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cognex Corporation, The NASDAQ Composite Index
And NASDAQ Stocks (SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt, Opt, Measuring, and Controlling Instr

* $100 invested on 12/31/05 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010

Cognex Corporation	100.00	80.20	68.87	51.96	63.69	107.03
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Stocks	100.00	106.36	117.23	67.11	90.21	126.03

  (SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt, Opt, Measuring, and Controlling Instr

ITEM 6:	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenue	$290,691	$175,727	$242,680	$225,683	$238,318
Cost of revenue (1)	77,588	56,387	68,427	64,350	64,838

Gross margin	213,103	119,340	174,253	161,333	173,480
Research, development, and engineering expenses (1)	33,080	31,132	36,262	33,384	32,332
Selling, general, and administrative expenses (1)	104,235	96,350	112,629	99,813	96,675
Restructuring charges	75	4,526	258	-	-

Operating income (loss)	75,713	(12,668)	25,104	28,136	44,473
Nonoperating income	390	2,292	10,264	7,986	6,104

Income (loss) from continuing operations before income tax expense (benefit)	76,103	(10,376)	35,368	36,122	50,577
Income tax expense (benefit) on continuing operations	14,722	(5,507)	4,869	8,575	10,549

Income (loss) from continuing operations	61,381	(4,869)	30,499	27,547	40,028
Loss from operations of discontinued business, net of tax	-	-	(3,224)	(648)	(173)

Net income (loss)	$61,381	$(4,869)	$27,275	$26,899	$39,855

Basic earnings (loss) per weighted-average common share:
Income (loss) from continuing operations	$1.54	$(0.12)	$0.74	$0.63	$0.88
Loss from discontinued operations	$0.00	$0.00	$(0.08)	$(0.01)	$(0.01)

Net income (loss)	$1.54	$(0.12)	$0.66	$0.62	$0.87

Diluted earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$1.52	$(0.12)	$0.73	$0.63	$0.86
Loss from discontinued operations	$0.00	$0.00	$(0.07)	$(0.02)	$(0.01)

Net income (loss)	$1.52	$(0.12)	$0.66	$0.61	$0.85

Weighted-average common and common equivalent shares outstanding:
Basic	39,924	39,659	41,437	43,725	45,559

Diluted	40,297	39,659	41,554	44,063	46,648

Cash dividends per common share	$0.25	$0.30	$0.47	$0.34	$0.33

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$278	$774	$1,116	$1,215	$1,596
Research, development, and engineering	1,020	2,163	3,067	3,239	3,627
Selling, general, and administrative	1,729	6,286	6,048	7,261	8,401

Total stock-based compensation expense	$3,027	$9,223	$10,231	$11,715	$13,624

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Working capital	$224,573	$210,674	$213,374	$269,528	$266,647
Total assets	533,104	439,869	474,047	539,546	528,651
Long-term debt	-	-	-	-	-
Shareholders’ equity	473,311	394,448	413,075	476,365	473,850

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, and growth and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to penetrate new markets; (4) the inability to achieve significant international revenue; (5) fluctuations in foreign currency exchange rates; (6) the loss of a large customer; (7) the inability to attract and retain skilled employees; (8) the reliance upon key suppliers to manufacture and deliver critical components for our products; (9) the failure to effectively manage product transitions or accurately forecast customer demand; (10) the inability to design and manufacture high-quality products; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the inability to protect our proprietary technology and intellectual property; (14) our involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I – Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

EXECUTIVE OVERVIEW

Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Our Modular Vision Systems Division (MVSD) specializes in machine vision systems that are used to automate the manufacture of discrete items, while our Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Our customers can be classified into three primary markets: factory automation, semiconductor and electronics capital equipment, and surface inspection.

•	Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, pharmaceutical, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 69% of total revenue in 2010, compared to 70% of total revenue in 2009.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 16% of total revenue in 2010, compared to 9% of total revenue in 2009.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in 2010, compared to 21% of total revenue in 2009.

Revenue for the year ended December 31, 2010 totaled $290,691,000, representing an increase of 65% over the prior year when the Company’s business was adversely impacted by the worldwide economic slowdown. During the slowdown, the Company continued to invest in strategic areas intended to grow factory automation revenue and as a result, demand for the Company’s factory automation products was at a record level during the fourth quarter of 2010 and the full year of 2010. The higher revenue contributed to a gross margin of 73% of revenue for the year ended December 31, 2010, compared to 68% of revenue in the same period in 2009. Operating expenses increased by $5,382,000 over the prior year due primarily to expenses associated with the revenue growth, such as higher sales commissions, company bonus accruals, and marketing and promotional expenses. These expense increases were offset by lower stock-based compensation expense, as well as restructuring and intangible asset impairment charges in 2009. The incremental revenue achieved in 2010 provided substantial leverage on the Company’s profitability. As a result, the Company was able to generate an operating profit of $75,713,000 in 2010, compared to an operating loss of $12,668,000 in 2009.

The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year ended December 31,
	2010	2009	2008

Revenue	100%	100%	100%
Cost of revenue	27	32	28

Gross margin	73	68	72
Research, development, and engineering expenses	11	18	15
Selling, general, and administrative expenses	36	54	47
Restructuring charges	-	3	-

Operating income (loss)	26	(7)	10
Nonoperating income	-	1	5

Income (loss) from continuing operations before income tax expense (benefit)	26	(6)	15
Income tax expense (benefit) on continuing operations	5	(3)	2

Income (loss) from continuing operations	21	(3)	13
Loss from operations of discontinued business, net of tax	-	-	2

Net income (loss)	21%	(3)%	11%

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue for the year ended December 31, 2010 increased by $114,964,000, or 65%, from the prior year due to higher sales in all of the Company’s primary markets. A stronger U.S. Dollar relative to the Euro, on average, in 2010 compared to 2009, resulted in lower revenue, as sales denominated in Euros were translated to U.S. Dollars. This impact was offset, however, by the favorable impact on revenue of a weaker U.S. Dollar relative to the Japanese Yen.

Factory Automation Market

Sales to manufacturing customers in the factory automation market, which are included in the Company’s MVSD segment, represented 69% of total revenue in 2010 compared to 70% of total revenue in 2009. Sales to these customers increased by $76,303,000, or 62%, from the prior year. Revenue in 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped in 2007 and 2008, but revenue was deferred until the final unit was delivered in the first quarter of 2009. Revenue in 2010 included $6,500,000 related to an arrangement with another customer for which the work was performed over the prior four years, but revenue was deferred until the final obligation was completed in the fourth quarter of 2010. In addition, revenue in 2010 included $2,505,000 related to the adoption of new revenue recognition rules (refer to Note 1 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K) that would have been deferred under the previous guidance. Excluding the recognition of the revenue noted above, sales to these customers increased by $71,698,000, or 60%, from the prior year. Management believes that excluding this revenue from the growth in factory automation sales allows investors to more accurately assess business trends.

Revenue levels in 2009 were adversely impacted by the worldwide economic slowdown that first began to affect the Company’s business in the third quarter of 2008. During the slowdown, the Company continued to invest in developing and marketing new factory automation products and expanding its global factory automation sales force and partner network. Demand for the Company’s factory automation products increased sequentially in each quarter of 2010 and was at a record level during the fourth quarter of 2010. The largest dollar increases year over year were experienced in the Americas and Europe, where the Company has a broad base of factory automation customers. The largest percentage increases were experienced in Japan, where the Company has invested in a partnership with Mitsubishi Electric Corporation to help grow its factory automation business in this region, and in Southeast Asia, where the Company has expanded its sales and support infrastructure, particularly in China, in order to access more of the machine vision market for this high-potential region. Although management expects continued growth in the factory automation market in 2011, we do not expect the high rate of growth experienced in 2010, when our business was recovering from the worldwide economic slowdown.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 16% of total revenue in 2010 compared to 9% of total revenue in 2009. Sales to these customers increased by $31,828,000, or 208%, from the prior year. Geographically, revenue increased most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located. The adoption of the new revenue recognition rules (refer to Note 1 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K) did not have a material impact on revenue from these customers in 2010.

Although revenue levels were significantly higher than the prior year, business in this market in 2009 was adversely impacted by the worldwide economic slowdown. Furthermore, demand in this market has declined sequentially in each quarter since the second quarter of 2010. This business continues to be impacted by the shift to software-only products, which have higher gross margins but average lower selling prices than a complete vision system with embedded hardware. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 15% of total revenue in 2010 compared to 21% of total revenue in 2009. Revenue from these customers increased by $6,833,000, or 19%, from the prior year. In addition, surface inspection revenue increased on a sequential basis in each quarter of 2010 and was at a record level during the fourth quarter of 2010. This increase can be attributed to overall growth in the segment’s base business, the SmartView® product line, as well as incremental revenue earned as a result of the Company’s acquisition and development of the SmartAdvisortm product line (refer to Note 20 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K). However, due to the relatively large average order values at SISD, the revenue reported for sales to surface inspection customers in each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. The adoption of the new revenue recognition rules (refer to Note 1 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K) did not have a material impact on revenue from these customers in 2010.

Product Revenue

Product revenue increased by $105,084,000, or 66%, from the prior year due to a significantly higher volume of vision systems sold, slightly offset by lower average selling prices, as the Company introduced new products at lower price points. A higher percentage of revenue from the sale of software-only products, which have relatively low selling prices, also contributed to the decrease in average selling prices from the prior year. Product revenue in 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped during 2007 and 2008, but revenue was deferred until the final unit was delivered in the first quarter of 2009.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased by $9,880,000, or 57%, from the prior year. In 2010, this revenue included $6,500,000 related to an arrangement with a single customer for which the work was performed over the prior four years, but revenue was deferred until the final obligation was completed in the fourth quarter of 2010. The remaining increase was due primarily to higher revenue from maintenance and support arising from a higher level of spare part sales and repair services, as well as higher revenue from consulting and installation services. Service revenue decreased as a percentage of total revenue to 9% in 2010 from 10% in 2009.

Gross Margin

Gross margin as a percentage of revenue was 73% for 2010 compared to 68% for 2009. This increase was primarily due to higher MVSD product margins and a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.

MVSD Margin

MVSD gross margin as a percentage of revenue was 78% in 2010 compared to 74% in 2009. In 2010, MVSD margin included $6,500,000 of revenue from a customer arrangement with a 51% margin, which decreased the MVSD margin by one percentage point, while in 2009, MVSD margin included $4,400,000 of revenue from a customer arrangement with a 92% margin, which increased the MVSD margin by one percentage point. Excluding the recognition of these specific customer arrangements, the MVSD gross margin as a percentage of revenue was 79% in 2010 compared to 73% in 2009. The increase in MVSD margin was primarily due to higher product margins resulting from improved absorption of manufacturing overhead costs, relatively flat new product introduction costs spread over a higher revenue base, and lower provisions for excess and obsolete inventory. A higher percentage of revenue from the sale of software- only products, which have relatively high margins, also contributed to the increase in product margin from the prior year.

SISD Margin

SISD gross margin as a percentage of revenue was 44% in 2010 compared to 46% in 2009. The decrease in SISD margin was primarily due to a shift in mix of sales to lower-margin paper sales, higher discounting of products in response to competitive market pressures, and costs incurred in 2010 to start up a manufacturing operation in China. Although the Company achieved cost savings from the closure of its Kuopio, Finland facility late in 2009, certain of the manufacturing positions that were terminated in Finland were replaced at the division’s headquarters in Alameda, California, resulting in minimal impact on the SISD margin.

Product Margin

Product gross margin as a percentage of revenue was 77% in 2010 compared to 72% in 2009. This increase was primarily due to higher MVSD product margins as described above, as well as a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.

Service Margin

Service gross margin as a percentage of revenue was 41% in 2010 compared to 35% in 2009. This increase was primarily due to a shift in mix to higher-margin spare parts, repair, and consulting services, as well as improvements in product ease of use that resulted in lower technical support costs. Consulting services included $6,500,000 of revenue from a single customer arrangement recorded in 2010 with a margin of 51%.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses in 2010 increased by $1,948,000, or 6%, from the prior year. MVSD RD&E expenses increased by $1,821,000, or 7%, and SISD RD&E expenses increased $127,000, or 4%.

The table below details the $1,821,000 net increase in MVSD RD&E in 2010:

MVSD RD&E balance in 2009	$27,936
Stock-based compensation expense	(1,068)
Company bonus accruals	2,052
Vacation	645
Other	192

MVSD RD&E balance in 2010	$29,757

The lower stock-based compensation expense was due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees in the Company’s cash tender offer for certain underwater stock options, and higher estimated forfeiture rates in 2010. These savings were offset by the impact of stock options that were granted late in the second quarter of 2010 as part of the Company’s annual program. In addition, expenses increased as a result of company bonus accruals recorded during 2010 as the Company returned to profitability and higher vacation expense in 2010 as the Company did not continue the mandatory shutdown programs employed in 2009.

Although a work force reduction in the second quarter of 2009, primarily in the United States, reduced personnel-related costs in 2009, the Company increased RD&E headcount in strategic areas in 2010 due to the improved business climate, resulting in relatively flat personnel-related costs year over year. The majority of the headcount increase was in lower-cost regions, such as Hungary.

The increase in SISD RD&E expenses for 2010 was due to company bonus accruals recorded in 2010 ($149,000) and increased materials costs related to product development efforts ($136,000). These higher expenses were offset by lower personnel-related costs due to the closure of the division’s Kuopio, Finland facility late in 2009 ($240,000).

RD&E expenses as a percentage of revenue were 11% and 18% in 2010 and 2009, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. Therefore, we expect to continue to make significant RD&E investments in the future in strategic areas, such as the ID products business and the further development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses in 2010 increased by $7,885,000, or 8%, from the prior year. MVSD SG&A expenses increased by $3,520,000, or 5%, while SISD SG&A expenses were relatively flat. Corporate expenses that are not allocated to either division increased by $4,320,000, or 38%.

The table below details the $3,520,000 net increase in MVSD SG&A in 2010:

MVSD SG&A balance in 2009	$73,752
Stock-based compensation expense	(4,437)
Intangible asset impairment	(1,000)
Sales commissions	4,875
Marketing and promotional expenses	2,166
Company bonus accruals	2,023
Other	(107)

MVSD SG&A balance in 2010	$77,272

The lower stock-based compensation expense was due to the declining trend in the number of options granted, the accelerated expense taken in the fourth quarter of 2009 related to unvested options tendered by employees, higher estimated forfeiture rates in 2010, and higher credits related to forfeited options in 2010. These savings were offset by the impact of stock options that were granted late in the second quarter of 2010 as part of the Company’s annual program. A $1,000,000 intangible asset impairment charge in the first quarter of 2009 (refer to Note 6 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K) also contributed to the decrease in SG&A expenses. Offsetting these savings were higher sales commissions related to the increase in revenues over the prior year, higher spending on marketing and promotional expenses intended to grow factory automation revenue, and company bonus accruals recorded during 2010 as the Company returned to profitability.

Although a work force reduction in the second quarter of 2009 reduced personnel-related costs in 2009, the Company increased SG&A headcount in strategic areas in 2010 due to the improved business climate, resulting in relatively flat personnel-related costs year over year. The majority of this headcount increase was in lower-cost regions, such as China.

There were no significant changes to SISD SG&A expenses from the prior year.

The increase in corporate expenses was due to higher legal fees primarily related to patent-infringement actions ($1,463,000 — refer to Note 9 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K), company bonus accruals recorded in 2010 ($1,629,000), and higher tax service fees related to the settlement of the Competent Authority tax case with Japan ($312,000 – refer to Note 15 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K). In addition, a majority of the remaining increase is due to expenses for the Company’s President, which were transferred from MVSD into the corporate group upon his promotion in January 2010, as he is now responsible for both divisions.

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

September 2009

On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its SISD facility in Kuopio, Finland to achieve cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, and an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.

The restructuring charge from these actions was $584,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The following table summarizes this restructuring plan (in thousands):

	Cumulative Amount	Incurred in
	Incurred through	Year Ended
	December 31, 2010	December 31, 2010

One-time termination benefits	$365	$63
Contract termination costs	153	(13)
Other associated costs	66	29

	$584	$79

One-time termination benefits included salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs included rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit, as well as lease cancellation costs. The costs related to rental payments were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Lease cancellation costs had been recorded based upon management’s estimates of those costs; however, a final settlement was recognized in the third quarter of 2010 when negotiations with the landlord concluded. Other associated costs included legal costs related to the employee termination actions and lease negotiations, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.

The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total

Balance as of December 31, 2009	$113	$153	$-	$266
Restructuring charges	63	-	29	92
Cash payments	(176)	(140)	(29)	(345)
Restructuring adjustments	-	(13)	-	(13)

Balance as of December 31, 2010	$-	$-	$-	$-

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $328,000 and $1,265,000 in 2010 and 2009, respectively. The foreign currency fluctuations in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. In the second half of 2010, the Company began to record Yen-denominated accounts receivable on the books of its Japanese subsidiary, while in prior periods, these receivables were translated into Euros on the books of its Irish subsidiary, resulting in foreign currency gains or losses that the Company is no longer exposed to. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income in 2010 decreased by $764,000, or 35%, from the prior year. The decrease was primarily due to declining coupon rates on the Company’s portfolio of debt securities. Beginning in the second quarter of 2010, the Board of Directors approved a change to the Company’s investment policy to allow management to invest excess cash accumulated in the Company’s international entities in debt securities. This change is expected to contribute to higher investment income in future periods.

The Company recorded other expense of $703,000 in 2010 compared to income of $1,372,000 in 2009. The Company recorded $2,003,000 of other income in the first quarter of 2009 upon the expiration of the applicable statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. For a majority of 2010, these buildings were partially unoccupied.

Income Tax Expense (Benefit) on Continuing Operations

The Company’s effective tax rate on continuing operations was a provision of 19% in 2010, compared to a benefit of 53% in 2009.

The effective tax rate for 2010 included the impact of the following discrete events: (1) a decrease in tax expense of $462,000 from the settlement of the Competent Authority case with Japan, (2) a decrease in tax expense of $151,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (3) a decrease in tax expense of $124,000 from the receipt of a state refund, and (4) a decrease in tax expense of $105,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties. These discrete tax events changed the effective tax rate in 2010 from a provision of 20% to a provision of 19%.

The effective tax rate for 2009 included the impact of the following discrete events: (1) a decrease in tax expense of $3,150,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $406,000 from the receipt of a state refund, and (3) a decrease in tax expense of $51,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and other year-end adjustments, partially offset by (4) an increase in tax expense of $72,000 from the write-off of certain foreign tax credits. These discrete events changed the effective tax rate in 2009 from a benefit of 19% to a benefit of 53%.

The Company’s effective tax rate excluding discrete events increased from a benefit of 19% of the Company’s pre-tax loss in 2009 to a provision of 20% of the Company’s pre-tax income in 2010 due to more of the Company’s profits being earned in higher tax jurisdictions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Revenue for the year ended December 31, 2009 decreased by $66,953,000, or 28%, from the prior year due to lower sales to customers in the factory automation and semiconductor and electronics capital equipment markets. Changes in foreign currency exchange rates had little impact on total revenue for the full year 2009 compared to 2008. A stronger U.S. Dollar relative to the Euro, on average, in 2009 compared to 2008 contributed to lower revenue, as sales denominated in Euros were translated to U.S. Dollars. This impact was offset, however, by the favorable impact on revenue of a weaker U.S. Dollar relative to the Japanese Yen.

Factory Automation Market

Sales to manufacturing customers in the factory automation area, which are included in the Company’s MVSD segment, represented 70% of total revenue in 2009 compared to 68% of total revenue in 2008. Sales to these customers decreased by $42,169,000, or 25%, from the prior year. Demand from the Company’s factory automation customers in 2009 was affected by the worldwide economic slowdown, which first began to impact the Company’s orders from these customers in the third quarter of 2008. While factory automation sales declined from the prior year in all of the Company’s major geographic regions, the largest dollar decreases were experienced in Europe and the United States where the Company has a broad base of factory automation customers.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 9% of total revenue in 2009 compared to 17% of total revenue in 2008. Sales to these customers in 2009 decreased by $25,134,000, or 62%, from the prior year due to industry cyclicality, as well as competitive market pressures. Geographically, revenue decreased most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located. In recent years, the competitive landscape in this market has changed, as price and flexibility of purchasing hardware from other vendors have become more important factors in our customers’ purchasing decisions. To address this market change, the Company has introduced software-only products; however, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market.

Surface Inspection Market

Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 21% of total revenue in 2009 compared to 15% of total revenue in 2008. Revenue from these customers increased by $350,000, or 1%, from the prior year.

Product Revenue

Product revenue in 2009 decreased by $64,864,000, or 29%, from the prior year primarily due to a lower volume of vision systems sold to customers in the factory automation and semiconductor and electronics capital equipment markets. Although average-selling prices declined from the prior year as the Company introduced new products at lower price points, including software-only products, the lower volume of units sold was the primary driver behind the decline in product revenue. Product revenue in the first quarter of 2009 included $4,400,000 related to an arrangement with a single customer for which product was shipped during 2007 and 2008, but revenue was deferred until the final unit was delivered in the first quarter of 2009.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, in 2009 decreased by $2,089,000, or 11%, from the prior year primarily due to lower maintenance and support revenue. The lower maintenance and support revenue was partially offset by higher revenue from surface inspection installation services. Maintenance and support revenue has declined due to the introduction of new products and functionality that make vision easier to use and require less maintenance and support. Service revenue increased as a percentage of total revenue to 10% in 2009 from 8% in 2008.

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

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses in 2009 decreased by $5,130,000, or 14%, from the prior year. MVSD RD&E expenses decreased by $4,947,000, or 15%, and SISD RD&E expenses decreased $183,000, or 5%.

The decrease in MVSD RD&E expenses was due to lower company bonus accruals and lower stock-based compensation expense, as well as the favorable impact of changes in foreign currency exchange rates. The U.S. Dollar was stronger relative to the Euro in 2009 compared to 2008, resulting in lower RD&E costs when expenses of the Company’s European operations were translated into U.S. Dollars. In November 2008 and again in April 2009, the Company implemented a number of cost-cutting measures intended to reduce expenses in response to lower revenue expectations. These measures included MVSD RD&E headcount reductions, primarily in the United States, which lowered the Company’s personnel-related costs, such as salaries and fringe benefits. Other cost-cutting measures, including mandatory shutdown days in the third quarter and a lower Company contribution to employees’ 401(k) plans in the second half of 2009, also lowered the Company’s fringe benefit costs. In addition, tighter controls over spending resulted in lower expenses related to outside services and materials and supplies.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses in 2009 decreased by $16,279,000, or 14%, from the prior year. MVSD SG&A expenses decreased by $14,355,000, or 16%, while SISD SG&A expenses decreased by $308,000, or 3%. Corporate expenses that are not allocated to either division decreased by $1,616,000, or 12%.

The decrease in MVSD SG&A expenses was due to the impact of cost-cutting measures implemented by the Company in November 2008 and again in April 2009 intended to reduce expenses in response to lower revenue expectations. These measures included headcount reductions across all regions, which lowered the Company’s personnel-related costs, such as salaries, fringe benefits, commissions, and travel. In addition to lower spending related to headcount levels, travel decreased due to tighter controls over discretionary spending and lower air travel rates. Other reductions in discretionary spending included lower marketing and promotional expense, lower expenses related to the Company’s sales kick-off meetings, and lower expenses related to outside services and materials and supplies. Lower amortization expense and impairment charges related to intangible assets, as well as the favorable impact of changes in foreign currency exchange rates also contributed to the decrease in expenses. These savings were partially offset by higher stock-based compensation expense primarily related to the expensing of unvested stock options that were tendered by employees in the fourth quarter of 2009, net of the impact of a declining trend in the number of stock options granted, as well as lower grant-date fair values.

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

The decrease in corporate expenses was due to lower stock-based compensation expense ($979,000), company bonus accruals ($164,000), and tax services primarily related to tax audits in various jurisdictions ($494,000). In addition, fewer employees were dedicated to corporate activities in 2009 ($743,000) and travel was reduced ($383,000). These savings were partially offset by increased legal fees primarily for patent-infringement actions ($1,578,000).

Restructuring Charges

November 2008

In November 2008, the Company announced the closure of its facility in Duluth, Georgia, as a cost saving measure. This facility included a distribution center for MVSD customers located in the Americas, an engineering group dedicated to supporting the Company’s MVSD Vision Systems products, and a sales training and support group, as well as a team of finance support staff. During the second quarter of 2009, this distribution center was consolidated into the Company’s headquarters in Natick, Massachusetts, resulting in a single distribution center for MVSD customers located in the Americas. Although a portion of the engineering and sales training and support positions have been transferred to other locations, the majority of these positions, and all of the finance positions, have been eliminated.

The following table summarizes the spending under this restructuring plan (in thousands):

	Cumulative Amount	Incurred in
	Incurred through	Year Ended
	December 31, 2009	December 31, 2009

One-time termination benefits	$552	$298
Contract termination costs	372	372
Other associated costs	310	306

	$1,234	$976

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

April 2009

In April 2009, the Company implemented a variety of cost-cutting measures, including a work force reduction and office closures, intended to more closely align the Company’s cost structure with the lower levels of business resulting from worldwide economic conditions at that time. In addition to these restructuring actions, the Company also took other steps to cut expenses in 2009, including mandatory shutdown days, a lower Company contribution to employees’ 401(k) plans, cuts in certain executive salaries, and decreases in discretionary spending.

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

September 2009

On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its SISD facility in Kuopio, Finland to achieve cost savings and production efficiencies. This facility included a SISD system assembly and integration team, a SISD spare parts depot, an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.

The following table summarizes the spending under this restructuring plan (in thousands):

Incurred In
the Year Ended
December 31, 2009

One-time termination benefits	$301
Contract termination costs	153
Other associated costs	51

$505

One-time termination benefits included salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs included rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit. These contract termination costs were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Other associated costs included legal costs related to the employee termination actions, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.

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

The Company recorded other income of $1,372,000 in 2009 compared to $666,000 in 2008. The Company recorded $2,003,000 and $425,000 of other income in the first quarter of 2009 and 2008, respectively, upon the expiration of the applicable statutes of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. Net rental income decreased from the prior year due to vacancies resulting from the economic climate at that time.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $283,081,000 as of December 31, 2010. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the year ended December 31, 2010 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, capital expenditures, and the payment of dividends. In addition, during 2010, the Board of Directors approved a change to the Company’s investment policy to allow management to invest excess cash accumulated in its international entities in debt securities, resulting in lower cash balances on hand at December 31, 2010.

Higher business volumes in 2010 required working capital investments in accounts receivable of $14,535,000, and inventories of $7,699,000 during the year. These cash outlays were offset by the return of a deposit ($9,336,000) upon the conclusion of the Company’s Competent Authority tax case with Japan (refer to Note 15 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report). In addition, company bonuses and income taxes were accrued as the Company returned to profitability during 2010 and these accruals will be paid out in 2011. The Company expects to pay company bonuses totaling approximately $7,000,000 early in 2011.

Capital expenditures for 2010 totaled $5,852,000 and consisted primarily of expenditures for computer hardware, computer software, and manufacturing test equipment related to new product introductions. In addition, capital expenditures included leasehold improvements at the Company’s new facility in Shanghai, China that will serve as its Southeast Asia headquarters, as well as cash outlays related to business system upgrades and building improvements at the Company’s headquarters in Natick, Massachusetts.

The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

	Venrock
	Limited	Inventory
	Partnership	Purchase
Year Ending December 31,	Interest	Commitments	Leases	Total

2011	$614	$6,585	$3,949	$11,148
2012	-	-	2,503	2,503
2013	-	-	1,663	1,663
2014	-	-	1,152	1,152
2015	-	-	693	693
Thereafter	-	-	383	383

	$614	$6,585	$10,343	$17,542

The Company may be required to make cash outlays related to its unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with its unrecognized tax benefits, the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $5,361,000 as of December 31, 2010 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, refer to Note 15 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of December 31, 2010, the Company had contributed $19,886,000 to the partnership. No contributions were made during 2010; however, the Company received distributions of $1,935,000 during 2010, which were accounted for as a return of capital. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.

In addition to the obligations described above, the following items may also result in future material uses of cash:

Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.05 per share in the first quarter of 2010, a dividend of $0.06 per share in the second and third quarters of 2010, and a dividend of $0.08 per share in the fourth quarter of 2010 that amounted to $10,014,000 for the year ended December 31, 2010. On February 9, 2011, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable in the first quarter of 2011. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of $50,000,000 of the Company’s common stock. As of December 31, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during 2010. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price, share availability, and cash reserve requirements.

Acquisitions

The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2010, the Company had approximately $277,148,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

Management exercises judgment in connection with the determination of the amount of revenue to be recognized each period. Such judgments include, but are not limited to, determining whether separate contracts with the same customer that are entered into at or near the same time should be accounted for as a single arrangement, identifying the various elements in an arrangement, determining if delivered items have stand-alone value, determining the relative selling prices of the arrangement’s deliverables, determining whether options to buy additional products or services in the future are substantive and should be accounted for as a deliverable in the original arrangement, assessing whether the fee is fixed or determinable, determining the probability of collecting the receivable, determining whether customer-specified acceptance criteria are substantive in nature, and assessing whether vendor-specific objective evidence of fair value has been established for undelivered elements.

Prior to January 1, 2010, the Company applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011, however, early adoption is permitted and the Company has elected to adopt the provisions of these amendments as of January 1, 2010.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements negotiated prior to January 1, 2010, and the sale of all software-only products and associated services, have been accounted for under this guidance during the year ended December 31, 2010.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after January 1, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the year ended December 31, 2010.

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

Investments

As of December 31, 2010, the Company’s investment balance totaled $249,878,000, of which $243,945,000 consisted of investment-grade debt securities. These securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss). As of December 31, 2010, the Company’s portfolio of debt securities had net unrealized losses totaling $337,000.

The Company applies a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation methodology utilize unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. Changes in the valuation methodology, interest rates, credit rates, or the market for these investments could result in changes to their fair values.

The remaining investment balance of $5,933,000 represented a limited partnership interest in Venrock Associates III, L.P., a venture capital fund with an investment focus on Information Technology and Health Care and Life Sciences. A Director of the Company was a General Partner of Venrock Associates. The Company’s limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. As of December 31, 2010, the carrying value of this investment was $5,933,000 compared to an estimated fair value of $6,860,000.

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

The majority of the partnership’s portfolio consists of investments in early-stage, private companies characterized by a high degree of risk, volatility, and illiquidity, and the global economic slowdown and credit market crisis have made the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive this slowdown as would a more mature company. These factors make the assumptions and estimates used in the fair valuation calculations more judgmental.

Management monitors the carrying value of its investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature. Some of these factors include the duration and extent of the fair value decline, the length of the Company’s commitment to the investment, and general economic, stock market, and interest rate trends. In the case of the Company’s limited partnership investment, specific communications from the General Partner are also considered in this evaluation. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations. There were no other-than-temporary impairments of investments in 2010, 2009, or 2008. If the fair value of the Company’s limited partnership interest decreases below its current carrying value, which would represent a decline of greater than 13%, the Company may be required to record an impairment charge related to this asset.

Accounts Receivable

The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. The global economic slowdown and credit market crisis may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2010, the Company’s reserve against accounts receivable was $1,235,000, or 3% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2010 would have affected net income by approximately $100,000.

Inventories

Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies. As of December 31, 2010, the Company’s reserve for excess and obsolete inventory totaled $5,052,000, or 18% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2010 would have affected net income by approximately $410,000.

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

If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. The Company recorded an impairment loss on an intangible asset in the third quarter of 2008 and another intangible asset in the first quarter of 2009 based on lower revenue expected to be generated from the respective assets. No impairment losses were recorded in 2010. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.

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

The Company prepared the annual goodwill analysis as of October 4, 2010 and concluded that no impairment charge was required as of that date. The MVSD reporting unit had a goodwill balance of $77,642,000 and the SISD reporting unit had a goodwill balance of $4,562,000 as of December 31, 2010. At that date, the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119%. If the Company is not able to achieve the revenue growth assumed in its fair value calculations, it could result in an impairment of goodwill in future periods.

Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2010, the Company’s accrued warranty obligations amounted to $1,984,000. A 10% difference in accrued warranty obligations as of December 31, 2010 would have affected net income by approximately $160,000.

Contingencies

Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make our determination as to whether a loss contingency arising from litigation should be recorded or disclosed. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2010.

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

As of December 31, 2010, the Company had net deferred tax assets of $21,857,000, primarily resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized, net of any established reserves. In reaching this conclusion, we have evaluated relevant criteria, including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating and capital losses, and other carryforwards, certain of which have indefinite lives. Should the Company fail to generate sufficient pre-tax profits in future periods, we may be required to record material adjustments to these deferred tax assets, resulting in a charge to income in the period of determination.

Derivative Instruments

In certain instances, the Company enters into forward contracts and other derivative instruments to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation and these forward contracts are not subject to effective hedges accounting. Administering the Company’s foreign currency risk management program requires the use of estimates and the application of judgment, including compiling forecasts of transaction activity denominated in various currencies. The failure to identify foreign currency exposures and construct effective hedges may result in material foreign currency gains or losses.

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

The Company faces two types of foreign currency exchange rate exposures:

•	transactional currency/functional currency exchange rate exposures from transactions that are denominated in currencies other than the functional currency of the subsidiary (for example, a U.S. Dollar receivable on the Company’s Irish subsidiary’s books for which the functional currency is the Euro), and

•	functional currency/reporting currency exchange rate exposures from transactions that are denominated in currencies other than the U.S. Dollar, which is the reporting currency of the Company.

The Company faces transactional currency/functional currency exposures that it may hedge from time to time. These exposures include cash balances, prepayments, accounts receivable or payable denominated in currencies other than the functional currency of the subsidiary, and intercompany balances denominated in currencies other than the functional currency of the subsidiary. The Company presently manages its intercompany foreign currency risk by transferring cash to minimize intercompany balances at the end of each month. In addition, the Company enters into forward contracts to hedge the exposure of its Irish subsidiary’s accounts receivable denominated in U.S. dollars and intercompany receivables denominated in Japanese Yen recorded on the books of its Irish subsidiary.

Forward contracts to exchange 750,000,000 Japanese Yen for Euros at a weighted-average settlement price of 109.64 Yen/Euro and contracts to exchange 8,490,000 U.S. dollars for Euros at a weighted-average settlement price of 1.33 USD/Euro, both with terms between one and six months, were outstanding as of December 31, 2010. At fair value, these instruments had a loss of $42,000 as of December 31, 2010.

These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company does not engage in foreign currency speculation and these forward contracts are not subject to effective hedge accounting. The success of this hedging program depends upon forecasts of sales and collections denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated foreign currency gains or losses that could have a material impact on the Company’s results of operations.

The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro and the Japanese Yen. The Company’s predominant currency of sale is the U.S. Dollar in the Americas and Southeast Asia, the Euro in Europe, and the Yen in Japan. In 2011, we plan to begin accepting orders denominated in Yuan, also known as Renminbi, from our Chinese customers. We estimate that approximately 52% of our sales in 2010 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income.

Interest Rate Risk

The Company’s investment portfolio includes treasury bills, municipal bonds, corporate bonds, agency bonds, sovereign bonds, and covered bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2010, the fair value of the Company’s portfolio of debt securities amounted to $243,945,000, with principal amounts totaling $244,282,000, maturities that do not exceed five years, and a yield to maturity of 0.99%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses at the balance sheet date.

Although it is the Company’s policy to invest in debt securities with effective maturities that do not exceed five years, 98% of the investment portfolio as of December 31, 2010 have effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2010, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.

The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

	Valuation of securities given		No change in	Valuation of securities given
Type of security	an interest rate decrease		interest rates	an interest rate increase

	(100 BP)	(50 BP)		50 BP	100 BP
Treasury Bills	$2,516	$2,504	$2,494	$2,482	$2,471
Municipal Bonds	111,243	110,747	110,251	109,754	109,258
Corporate Bonds	72,089	71,697	71,305	70,913	70,521
Agency Bonds	37,393	37,199	37,004	36,810	36,616
Sovereign Bonds	19,563	19,457	19,350	19,244	19,137
Covered Bonds	3,580	3,560	3,541	3,521	3,502

	$246,384	$245,164	$243,945	$242,724	$241,505

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

The majority of the partnership’s portfolio consists of investments in early-stage, private companies characterized by a high degree of risk, volatility, and illiquidity, and the global economic slowdown and credit market crisis have made the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive this slowdown as would a more mature company. These factors make the assumptions and estimates used in the fair valuation calculations more judgmental.

As of December 31, 2010, the carrying value of this investment was $5,933,000 compared to an estimated fair value of $6,860,000. Should the fair value of this investment decline in future periods below its carrying value, management will determine whether this decline is other-than-temporary and future impairment charges may be required.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated balance sheets of Cognex Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally acceptable in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cognex Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 10, 2011

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue
Product	$263,463	$158,379	$223,243
Service	27,228	17,348	19,437

	290,691	175,727	242,680
Cost of revenue
Product	61,497	45,026	56,423
Service	16,091	11,361	12,004

	77,588	56,387	68,427
Gross margin
Product	201,966	113,353	166,820
Service	11,137	5,987	7,433

	213,103	119,340	174,253
Research, development, and engineering expenses	33,080	31,132	36,262
Selling, general, and administrative expenses	104,235	96,350	112,629
Restructuring charges (Note 16)	75	4,526	258

Operating income (loss)	75,713	(12,668)	25,104
Foreign currency gain (loss)	(328)	(1,265)	2,497
Investment income	1,421	2,185	7,101
Other income (expense)	(703)	1,372	666

Income (loss) from continuing operations before income tax expense (benefit)	76,103	(10,376)	35,368
Income tax expense (benefit) on continuing operations	14,722	(5,507)	4,869

Income (loss) from continuing operations	61,381	(4,869)	30,499
Loss from operations of discontinued business, net of tax (Note 19)	-	-	(3,224)

Net income (loss)	$61,381	$(4,869)	$27,275

Basic earnings (loss) per weighted-average common share:
Income (loss) from continuing operations	$1.54	$(0.12)	$0.74
Loss from discontinued operations	$0.00	$0.00	$(0.08)

Net income (loss)	$1.54	$(0.12)	$0.66

Diluted earnings (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$1.52	$(0.12)	$0.73
Loss from discontinued operations	$0.00	$0.00	$(0.07)

Net income (loss)	$1.52	$(0.12)	$0.66

Weighted-average common and common-equivalent shares outstanding:
Basic	39,924	39,659	41,437

Diluted	40,297	39,659	41,554

Cash dividends per common share	$0.25	$0.30	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$33,203	$119,831
Short-term investments	147,823	55,563
Accounts receivable, less reserves of $1,235 and $1,358 in 2010 and 2009, respectively	45,901	30,964
Inventories	22,717	16,832
Deferred income taxes	6,302	7,693
Prepaid expenses and other current assets	23,059	18,471

Total current assets	279,005	249,354
Long-term investments	102,055	26,633
Property, plant, and equipment, net	29,596	28,576
Deferred income taxes	15,555	14,643
Intangible assets, net	23,130	28,337
Goodwill	82,204	82,604
Other assets	1,559	9,722

	$533,104	$439,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,153	$4,959
Accrued expenses	29,346	18,811
Accrued income taxes	7,771	2
Deferred revenue and customer deposits	10,162	14,908

Total current liabilities	54,432	38,680
Reserve for income taxes	5,361	6,741
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 41,065 and 39,665 shares in 2010 and 2009, respectively	82	79
Additional paid-in capital	102,620	69,271
Retained earnings	379,826	328,459
Accumulated other comprehensive loss, net of tax	(9,217)	(3,361)

Total shareholders’ equity	473,311	394,448

	$533,104	$439,869

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$61,381	$(4,869)	$27,275
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment loss related to discontinued business	-	-	2,987
Intangible asset impairment charge	-	1,000	1,500
Stock-based compensation expense	3,027	9,223	10,231
Depreciation of property, plant, and equipment	4,685	4,701	4,742
Amortization of intangible assets	5,124	4,879	6,633
Amortization of premiums or discounts on investments	3,195	1,512	1,320
Provision for excess and obsolete inventory	1,509	3,478	2,779
Tax effect of stock option exercises	(1,941)	472	(1,671)
Change in deferred income taxes	1,034	1,985	(441)
Changes in operating assets and liabilities:
Accounts receivable	(14,535)	(287)	8,551
Inventories	(7,699)	5,140	(959)
Return of Japan tax deposit (Note 15)	9,336	-	-
Accrued expenses	10,134	(3,208)	2,405
Accrued income taxes	9,567	(6,611)	(10,476)
Deferred revenue and customer deposits	(4,740)	(4,532)	6,142
Other	(3,734)	(600)	(2,081)

Net cash provided by operating activities	76,343	12,283	58,937
Cash flows from investing activities:
Purchases of investments	(253,867)	(33,779)	(120,622)
Maturities and sales of investments	82,918	43,720	189,375
Purchases of property, plant, and equipment	(5,852)	(5,466)	(6,012)
Cash paid for business acquisitions, net of cash acquired	-	(4,941)	(1,000)
Cash received related to discontinued business (Note 19)	315	-	2,797

Net cash provided by (used in) investing activities	(176,486)	(466)	64,538
Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	28,384	146	15,052
Stock option buyback (Note 13)	(83)	(9,075)	-
Repurchase of common stock	-	-	(92,969)
Payment of dividends	(10,014)	(11,897)	(19,281)
Tax effect of stock option exercises	1,941	(472)	1,671

Net cash provided by (used in) financing activities	20,228	(21,298)	(95,527)
Effect of foreign exchange rate changes on cash	(6,713)	2,174	(4,954)

Net change in cash and cash equivalents	(86,628)	(7,307)	22,994
Cash and cash equivalents at beginning of year	119,831	127,138	104,144

Cash and cash equivalents at end of year	$33,203	$119,831	$127,138

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
(In thousands)	Shares	Par Value	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance as of December 31, 2007	43,347	$87	$140,943	$337,231	$(1,896)		$476,365
Issuance of common stock under stock option and stock purchase plans	927	2	15,050	-	-		15,052
Stock-based compensation expense	-	-	10,231	-	-		10,231
Excess tax benefit from stock option exercises	-	-	1,671	-	-		1,671
Reduction of tax benefit for research and development credits	-	-	(1,656)	-	-		(1,656)
Repurchase of common stock	(4,619)	(10)	(92,959)	-	-		(92,969)
Payment of dividends	-	-	-	(19,281)	-		(19,281)
Comprehensive income:
Net income	-	-	-	27,275	-	$27,275	27,275
Net unrealized gain on available-for-sale investments, net of tax of $102	-	-	-	-	175	175	175
Foreign currency translation adjustment, net of tax expense of $649	-	-	-	-	(3,788)	(3,788)	(3,788)

Comprehensive income						$23,662

Balance as of December 31, 2008	39,655	$79	$73,280	$345,225	$(5,509)		$413,075
Issuance of common stock under stock option and stock purchase plans	10	-	146	-	-		146
Stock-based compensation expense	-	-	9,223	-	-		9,223
Stock option buyback	-	-	(9,158)	-	-		(9,158)
Relief of deferred tax asset related to stock option buyback	-	-	(3,748)	-	-		(3,748)
Excess tax benefit from stock option exercises	-	-	(472)	-	-		(472)
Payment of dividends	-	-	-	(11,897)	-		(11,897)
Comprehensive income (loss):
Net loss	-	-	-	(4,869)	-	$(4,869)	(4,869)
Net unrealized loss on available-for-sale investments, net of tax of $110	-	-	-	-	(189)	(189)	(189)
Foreign currency translation adjustment, net of tax of $271	-	-	-	-	2,337	2,337	2,337

Comprehensive loss		-		-		$(2,721)

Balance as of December 31, 2009	39,665	$79	$69,271	$328,459	$(3,361)		$394,448
Issuance of common stock under stock option plans	1,400	3	28,381	-	-		28,384
Stock-based compensation expense	-	-	3,027	-	-		3,027
Excess tax benefit from stock option exercises	-	-	1,941	-	-		1,941
Payment of dividends	-	-	-	(10,014)	-		(10,014)
Comprehensive income:
Net income	-	-	-	61,381	-	$61,381	61,381
Net unrealized loss on available-for-sale investments, net of tax of $185	-	-	-	-	(507)	(507)	(507)
Foreign currency translation adjustment, net of tax of $149	-	-	-	-	(5,349)	(5,349)	(5,349)

Comprehensive income		-		-		$55,525

Balance as of December 31, 2010	41,065	$82	$102,620	$379,826	$(9,217)		$473,311

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies

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

Cash, Cash Equivalents, and Investments

Debt securities purchased with original maturities of three months or less are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Debt securities with remaining maturities greater than one year, as well as a limited partnership interest, are classified as long-term investments. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed five years. Effective maturity is generally defined as the duration that Cognex is required to hold the investments.

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

The Company monitors the carrying value of its investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. If the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other-than-temporary based upon condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based upon condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (loss).

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

For certain customers in Japan, as part of its customary business practice, the Company accepts promissory notes of up to 180 days after the original credit terms expire. Promissory notes receivable totaled $3,876,000 and $1,227,000 as of December 31, 2010 and 2009, respectively, and are included in “Accounts receivable” on the Consolidated Balance Sheets.

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

Intangible Assets

Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending upon facts and circumstances. The useful lives of distribution networks range from eleven to twelve years, of customer contracts and relationships from eight to twelve years, and of completed technologies and other intangible assets from three to eight years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the sum of the estimated future cash flows is less than the carrying value, the Company determines the amount of such impairment by comparing the fair value of the asset to its carrying value. The fair value is based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.

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

Prior to January 1, 2010, the Company applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011, however, early adoption is permitted and the Company elected to adopt the provisions of these amendments as of January 1, 2010.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements negotiated prior to January 1, 2010, and the sale of all software-only products and

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Summary of Significant Accounting Policies (continued)

associated services, have been accounted for under this guidance during the year ended December 31, 2010.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after January 1, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the year ended December 31, 2010.

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

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for certain services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 results in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the year ended December 31, 2010, revenue was $3,008,000 higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted.

The Company’s products are sold directly to end users, as well as to resellers including original equipment manufacturers (OEMs), distributors, and integrators. Revenue is recognized upon delivery of the product to the reseller, assuming all other revenue recognition criteria have been met. The Company establishes reserves against revenue for potential product returns, since the amount of future returns can be reasonably estimated based upon experience. These reserves have historically been immaterial.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,402,000 in 2010, $856,000 in 2009, and $1,354,000 in 2008.

Stock-Based Compensation

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. The Company has reserved a specific number of shares of its authorized but unissued shares for issuance upon the exercise of stock options. When a stock option is exercised, the Company issues new shares from this pool. The fair values of stock options granted after January 1, 2006 were estimated on the grant date using a binomial lattice model. The fair values of options granted prior to January 1, 2006 were estimated using the Black-Scholes option pricing model. The Company believes that a binomial lattice model results in a better estimate of fair value because it identifies patterns of exercises based upon triggering events, tying the results to possible future events instead of a single path of actual historical events. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considered a number of factors, including information provided by an outside valuation advisor.

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

Taxes

The Company recognizes a tax position in its financial statements when that tax position, based solely upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statutes of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common shares. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method. Common equivalent shares do not qualify as participating securities. In periods where the Company records a cumulative net loss, potential common stock equivalents are not included in the calculation of diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments, net of tax, of $7,675,000 and $2,326,000 as of December 31, 2010 and 2009, respectively; net unrealized losses on available-for-sale investments, net of tax, of $271,000 and unrealized gains on available-for-sale investments, net of tax, of $236,000 as of December 31, 2010 and 2009, respectively; and losses on currency swaps, net of gains on long-term intercompany loans, net of tax, of $1,271,000 as of December 31, 2010 and 2009.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. The Company has certain domestic and international cash balances that exceed the insured limits set by the Federal Deposit Insurance Corporation (FDIC) in the United States and equivalent regulatory agencies in foreign countries. The Company primarily invests in investment-grade debt securities and has established guidelines relative to credit ratings, diversification, and maturities of its debt securities that maintain safety and liquidity. The Company has not experienced any significant realized losses on its debt securities.

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

Derivative Instruments

Derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders’ equity as other comprehensive income (loss), depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness quarterly. The Company does not engage in foreign currency speculation and these derivative instruments are not subject to effective hedge accounting.

NOTE 2:	Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)

Assets:
Money market instruments	$6,553	$-
Treasury bills	2,494	-
Municipal bonds	-	110,251
Corporate bonds	-	71,305
Agency bonds	9,018	27,986
Sovereign bonds	-	19,350
Covered bonds	-	3,541
Currency forward contracts	83	-
Liabilities:
Currency forward contracts	125	-

The majority of the Company’s investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. These investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the current day’s valuations. Some of the Company’s U.S. agency bonds, U.S. treasury bills, and money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1. The Company did not record an other-than-temporary impairment of investments in 2010, 2009, or 2008.

The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Fair Value Measurements (continued)

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. The fair value of the Company’s limited partnership interest is based upon valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The amount determined to be fair value also incorporates the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset in 2010, 2009, or 2008.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in 2010. Intangible asset impairment charges of $1,000,000 and $1,500,000 were recorded during 2009 and 2008, respectively.

In the first quarter of 2009, the Company determined that the intangible asset related to Siemens Customer Relationships was impaired, which required the Company to measure the asset at fair value. The Company estimated the fair value of this asset using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009 compared to a carrying value of $1,300,000, resulting in an impairment charge of $1,000,000. The following table presents the Company’s fair value hierarchy for the Siemens Customer Relationships as of April 5, 2009, which was the date of the fair value measurement (in thousands):

	Significant
	Unobservable
	Inputs (Level 3)	Total	Total Loss

Siemens Customer Relationships	$300	$300	$(1,000)

The significant inputs in the discounted cash flow analysis included an estimate of revenue streams from the customers obtained in the acquisition and estimates of expenses attributable to the revenue stream. The estimate of revenue streams from the customers obtained in the acquisition was based upon actual revenue streams from these customers in the first quarter of 2009, as well as input from the Company’s sales and marketing personnel who interact with these customers. Estimates of expenses attributable to the revenue stream were based upon the Company’s historical expense levels. The discount rate used in the discounted cash flow analysis was not a significant input to the analysis due to the short time frame of the revenue stream.

In the third quarter of 2008, the Company determined that the intangible asset related to DVT OEM Customer Relationships was impaired, which required the Company to measure the asset at fair value. The Company estimated the fair value of the asset using the income approach on a discounted cash flow basis. The fair value test indicated the DVT OEM Customer Relationships had a fair value of $1,900,000 as

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Fair Value Measurements (continued)

of September 28, 2008 compared to a carrying value of $3,400,000 resulting in an impairment charge of $1,500,000. The following table presents the Company’s fair value hierarchy for the DVT OEM Customer Relationships as of September 28, 2008, which was the date of the fair value measurement (in thousands):

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

NOTE 3:	Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2010	2009

Cash	$26,650	$45,833
Money market instruments	6,553	73,998

Cash and cash equivalents	33,203	119,831

Treasury bills	2,494	-
Municipal bonds	75,457	55,563
Corporate bonds	34,543	-
Agency bonds	15,979	-
Sovereign bonds	19,350	-

Short-term investments	147,823	55,563

Municipal bonds	34,794	18,767
Corporate bonds	36,762	-
Agency bonds	21,025	-
Covered bonds	3,541	-
Limited partnership interest (accounted for using cost method)	5,933	7,866

Long-term investments	102,055	26,633

	$283,081	$202,027

The Company’s cash balance included foreign bank balances totaling $23,639,000 and $108,114,000 as of December 31, 2010 and 2009, respectively.

During the second quarter of 2010, the Board of Directors approved a change to the Company’s investment policy to allow management to invest a significant amount of cash held by its international entities in debt securities. As of December 31, 2010, the Company’s portfolio consisted of treasury bills, municipal bonds, corporate bonds, sovereign bonds, agency bonds, and covered bonds. Treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Cash, Cash Equivalents, and Investments (continued)

by state and local government entities; corporate bonds consist of debt securities issued by both international and domestic companies; sovereign bonds consist of direct debt issued by international governments (Germany and the Netherlands as of December 31, 2010); agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; and covered bonds consist of debt securities backed by governments, mortgages, or public sector loans.

The following table summarizes the Company’s available-for-sale investments as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Short-term:
Treasury bills	$2,493	$1	$-	$2,494
Municipal bonds	75,424	47	(14)	75,457
Corporate bonds	34,590	4	(51)	34,543
Agency bonds	15,999	3	(23)	15,979
Sovereign bonds	19,340	18	(8)	19,350
Long-term:
Municipal bonds	34,880	35	(121)	34,794
Corporate bonds	36,956	9	(203)	36,762
Agency bonds	21,050	42	(67)	21,025
Covered bonds	3,550	-	(9)	3,541

	$244,282	$159	$(496)	$243,945

The following table summarizes the Company’s gross unrealized losses and fair value for available-for-sale investments in an unrealized loss position as of December 31, 2010 (in thousands):

		Unrealized
	Fair Value	Losses

Municipal bonds	$80,801	$(135)
Corporate bonds	61,503	(254)
Agency bonds	26,277	(90)
Sovereign bonds	10,699	(8)
Covered bonds	3,541	(9)

	$182,821	$(496)

As of December 31, 2010, the Company did not recognize an other-than-temporary impairment as these investments have been in a continuous unrealized loss position for less than twelve months and the Company has the ability to hold these investments to maturity. The Company recorded gross realized gains on the sale of debt securities totaling $7,000 in 2010, $19,000 in 2009, and $121,000 in 2008. Losses were immaterial in 2010, 2009, and 2008.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Cash, Cash Equivalents, and Investments (continued)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2010 (in thousands):

	<1 Year	2 Years	3 Years	4 Years	Total

Treasury bills	$2,494	$-	$-	$-	$2,494
Municipal bonds	75,457	23,453	9,222	2,119	110,251
Corporate bonds	34,543	12,729	20,504	3,529	71,305
Agency bonds	15,979	12,500	8,525	-	37,004
Sovereign bonds	19,350	-	-	-	19,350
Covered bonds	-	-	3,541	-	3,541

	$147,823	$48,682	$41,792	$5,648	$243,945

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of December 31, 2010, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. No contributions were made during 2010; however, the Company received distributions of $1,935,000 during 2010, which were accounted for as a return of capital. Distributions are received and contributions are requested at the discretion of Venrock’s management. As of December 31, 2010, the carrying value of this investment was $5,933,000 compared to an estimated fair value, as determined by the General Partner, of $6,860,000.

NOTE 4:	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009

Raw materials	$14,791	$10,405
Work-in-process	2,051	652
Finished goods	5,875	5,775

	$22,717	$16,832

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2010	2009

Land	$3,951	$3,951
Buildings	18,371	18,371
Building improvements	10,632	10,021
Leasehold improvements	4,038	3,259
Computer hardware and software	23,595	21,642
Manufacturing test equipment	10,093	9,744
Furniture and fixtures	3,757	3,545

	74,437	70,533
Less: accumulated depreciation	(44,841)	(41,957)

	$29,596	$28,576

The cost and related accumulated depreciation of certain fully-depreciated property, plant, and equipment totaling $2,263,000 and $4,327,000 were removed from the accounts during 2010 and 2009, respectively.

Buildings include rental property with a cost basis of $5,750,000 as of December 31, 2010 and 2009, and accumulated depreciation of $2,037,000 and $1,890,000 as of December 31, 2010 and 2009, respectively.

NOTE 6:	Intangible Assets

Amortized intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Year Ended December 31, 2010
Distribution networks	$38,060	$18,621	$19,439
Customer contracts and relationships	14,937	12,087	2,850
Completed technologies	4,350	3,800	550
Other	750	459	291

	$58,097	$34,967	$23,130

Year Ended December 31, 2009
Distribution networks	$38,060	$15,334	$22,726
Customer contracts and relationships	15,432	11,639	3,793
Completed technologies	4,350	2,886	1,464
Other	750	396	354

	$58,592	$30,255	$28,337

Aggregate amortization expense was $5,124,000 in 2010, $5,879,000 in 2009, and $8,133,000 in 2008. Amortization expense included impairment charges of $1,000,000 and $1,500,000 in 2009 and 2008,

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Intangible Assets (continued)

respectively. No impairment charges were recorded in 2010. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount

2011	$4,211
2012	4,151
2013	3,796
2014	3,650
2015	3,616
Thereafter	3,706

$23,130

In March 2003, the Company acquired the wafer identification business of Siemens Dematic AG, a subsidiary of Siemens AG and leading supplier of wafer identification systems to semiconductor manufacturers in Europe. A portion of the purchase price was allocated to an intangible asset for relationships with a group of customers (Siemens Customer Relationships) reported under the MVSD segment. In the first quarter of 2009, the Company’s wafer identification business decreased dramatically from the levels experienced in 2008 and it became apparent that a recovery was unlikely to happen before the end of the year. The Company determined that this significant decrease in business was a “triggering event” that required the Company to perform an impairment test of the Siemens Customer Relationships. The Company estimated the fair value of the Siemens Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the Siemens Customer Relationships had a fair value of $300,000 as of April 5, 2009, compared to a carrying value of $1,300,000, resulting in an impairment charge of $1,000,000 recorded in the first quarter of 2009, which is included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations in 2009. The Company has been amortizing the remaining $300,000 asset over its remaining life on a straight-line basis.

In May 2005, the Company acquired all of the outstanding shares of DVT Corporation, a provider of low-cost, easy-to-use vision sensors. A portion of the purchase price was allocated to an intangible asset for relationships with a group of original equipment manufacturers (DVT OEM Customer Relationships) reported under the MVSD segment. In the third quarter of 2008, the Company was notified by a significant OEM customer of its plans to discontinue its relationship with the Company. The Company determined the loss of this customer was a “triggering event” that required the Company to perform an impairment test of the DVT OEM Customer Relationships. The Company estimated the fair value of the DVT OEM Customer Relationships using the income approach on a discounted cash flow basis. The fair value test indicated the DVT OEM Customer Relationships had a fair value of $1,900,000 as of September 28, 2008 compared to a carrying value of $3,400,000 resulting in an impairment charge of $1,500,000, which was included in “Selling, general, and administrative expenses” on the Consolidated Statements of Operations in 2008. The Company has been amortizing the remaining $1,500,000 asset over its remaining life on a straight-line basis.

NOTE 7:	Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Goodwill (continued)

The changes in the carrying value of goodwill were as follows (in thousands):

	MVSD	SISD	Consolidated

Balance as of December 31, 2008	$77,767	$2,998	$80,765
Acquisition of web monitoring business (Note 20)	-	1,692	1,692
Foreign currency exchange rate changes	73	74	147

Balance as of December 31, 2009	77,840	4,764	82,604
Foreign currency exchange rate changes	(198)	(202)	(400)

Balance as of December 31, 2010	$77,642	$4,562	$82,204

The Company prepared its annual goodwill analysis as of October 4, 2010 and concluded that no impairment charge was required as of that date. At that date, the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119%.

NOTE 8:	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009

Company bonuses	$7,354	$95
Salaries, commissions, and payroll taxes	5,765	5,346
Vacation	3,699	3,347
Japanese retirement allowance	3,204	2,626
Warranty obligations	1,985	1,377
Consumption taxes	1,858	809
Other	5,481	5,211

	$29,346	$18,811

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2008	$1,657
Provisions for warranties issued during the period	1,212
Fulfillment of warranty obligations	(1,523)
Foreign exchange rate changes	31

Balance as of December 31, 2009	$1,377
Provisions for warranties issued during the period	2,141
Fulfillment of warranty obligations	(1,506)
Foreign exchange rate changes	(27)

Balance as of December 31, 2010	$1,985

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Commitments and Contingencies

Commitments

As of December 31, 2010, the Company had outstanding purchase orders totaling $6,585,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2011.

The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2016 and are accounted for as operating leases. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $5,190,000 in 2010, $6,574,000 in 2009, and $6,705,000 in 2008. Future minimum rental payments under these agreements are as follows (in thousands):

Year Ending December 31,	Amount

2011	$3,949
2012	2,503
2013	1,663
2014	1,152
2015	693
Thereafter	383

$10,343

The Company owns buildings adjacent to its corporate headquarters that are currently occupied with tenants who have lease agreements that expire at various dates through 2017. Annual rental income totaled $607,000 in 2010, $645,000 in 2009, and $1,104,000 in 2008. Rental income and related expenses are included in “Other income (expense)” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ending December 31,	Amount

2011	$715
2012	718
2013	460
2014	491
2015	369
Thereafter	464

$3,217

Contingencies

In May 2008, Microscan Systems, Inc. filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of U.S. Patent No. 6.105.869 owned by Microscan Systems, Inc. The complaint alleges that certain of the Company’s DataMan 100 and 700 series products infringe the patent in question. In November 2008, the Company filed an answer and counterclaim alleging that the Microscan patent was invalid and not infringed, and asserting a claim for infringement of U.S. Patent No. 6.636.298. Following a court-ordered mediation in September 2010, the parties agreed to a confidential settlement of this matter prior to trial. This settlement was not material to the Company’s financial results and the matter is now closed.

In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Commitments and Contingencies (continued)

certain patents owned by the Company. In April 2009 and again in June 2009, Defendant MvTec Software GmbH filed re-examination requests of the patents-at-issue with the United States Patent and Trademark Office. This matter is ongoing.

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the Commission issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. § 1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit.

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

NOTE 10:	Indemnification Provisions

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Indemnification Provisions (continued)

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

NOTE 11:	Derivative Instruments

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

The Company faces exposure to exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. The Company faces two types of foreign currency exchange rate exposures:

•	transactional currency/functional currency exchange rate exposures from transactions that are denominated in currencies other than the functional currency of the subsidiary (for example, a U.S. Dollar receivable on the Company’s Irish subsidiary’s books for which the functional currency is the Euro), and

•	functional currency/reporting currency exchange rate exposures from transactions that are denominated in currencies other than the U.S. Dollar, which is the reporting currency of the Company.

The Company currently uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposures. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and intercompany receivables denominated in Japanese Yen. In prior periods and the first half of 2010, forward contracts were also utilized to manage the exposure of the Irish subsidiary’s tax deposit and accounts receivable denominated in Japanese Yen. In the second half of 2010, the Japan tax deposit was refunded and accounts receivable from Japanese customers began to be recorded on the Company’s Japanese subsidiary’s books, thereby eliminating these exposures. These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures.

These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $328,000 and $1,265,000 as of December 31, 2010 and December 31, 2009, respectively, and a net foreign currency gain of $2,497,000 as of December 31, 2008.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Derivative Instruments (continued)

As of December 31, 2010, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	750,000,000 Japanese Yen
U.S. Dollar/Euro	8,490,000 U.S. Dollars

Information regarding the fair value of the forward contracts outstanding as of December 31, 2010 and December 31, 2009 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	December 31,	December 31,	Sheet	December 31,	December 31,
	Location	2010	2009	Location	2010	2009

Currency forward contracts	Prepaid expenses and other current assets	$83	$111	Accrued expenses	$125	$301

Information regarding the effect of the forward contracts, net of the underlying exposures, on the Consolidated Statements of Operations for each of the periods presented was as follows (in thousands):

	Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized In Income on
	Recognized	Derivative Year ended
	in Income	December 31,
	on Derivative	2010	2009	2008

Currency forward contracts	Foreign currency gain (loss)	$62	$(526)	$1,317

NOTE 12:	Shareholders’ Equity

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

Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of $50,000,000 of the Company’s common stock. As of December 31, 2010, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during 2010 or 2009. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price, share availability, and cash reserve requirements.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (ESPP), which expired December 31, 2009, employees who completed six months of continuous employment with the Company could purchase common stock semi-annually at 95% of the fair market value of the stock on the last day of the purchase period through accumulation of payroll deductions. Employees were required to hold common stock purchased under the ESPP for a period of three months from the date of purchase. Shares purchased under the ESPP totaled 9,763 in 2009 and 9,695 in 2008.

NOTE 13:	Stock-Based Compensation

Stock Option Plans

As of December 31, 2010, the Company had 7,957,900 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (6,235,790) and the 2007 Stock Option and Incentive Plan (1,722,110). Each of these plans expires ten years from the date the plan was approved. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding as of December 31, 2009	4,828	$20.41
Granted	1,231	18.76
Exercised	(1,412)	20.30
Forfeited or expired	(329)	20.29

Outstanding as of December 31, 2010	4,318	$20.05	6.5	40,594

Exercisable as of December 31, 2010	1,769	$21.06	4.2	$14,906

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Risk-free rate	3.3%	3.3%	3.9%
Expected dividend yield	1.3%	1.4%	1.7%
Expected volatility	44%	43%	42%
Expected term (in years)	5.3	4.8	6.0

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

The weighted-average grant-date fair value of stock options granted during 2010, 2009, and 2008 was $7.33, $5.42, and $7.77, respectively.

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

The total stock-based compensation expense and the related income tax benefit recognized was $3,027,000 and $996,000, respectively, in 2010, $9,223,000 and $3,070,000, respectively, in 2009, and $10,231,000 and $3,345,000, respectively, in 2008. No compensation expense was capitalized as of December 31, 2010 or December 31, 2009.

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008

Product cost of revenue	$206	$532	$599
Service cost of revenue	72	242	517
Research, development, and engineering	1,020	2,163	3,067
Selling, general, and administrative	1,729	6,286	6,048

	$3,027	$9,223	$10,231

The total intrinsic value of stock options exercised for 2010, 2009, and 2008 was $10,918,000, $3,000, and $6,207,000, respectively. The total fair value of stock options vested for 2010, 2009, and 2008 was $13,159,000, $14,177,000, and $16,920,000, respectively.

As of December 31, 2010, total unrecognized compensation expense related to non-vested stock options was $6,094,000, which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 14:	Employee Savings Plan

Under the Company’s Employee Savings Plan, a defined contribution plan, employees who have attained age 21 may contribute up to 25% of their salary on a pre-tax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company currently contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 3% of an employee’s pre-tax salary. From the second quarter of 2009 through the second quarter of 2010, the Company reduced this contribution to twenty-five cents for each dollar an employee contributes, with a maximum contribution of 1.5% of an employee’s pre-tax salary. This reduction was done in conjunction with the cost-cutting measures implemented by the Company at that time. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $776,000 in 2010, $874,000 in 2009, and $1,192,000 in 2008. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Taxes

Domestic income (loss) from continuing operations before taxes was income of $19,424,000 in 2010, a loss of $5,555,000 in 2009, and income of $12,831,000 in 2008. Foreign income before taxes was income of $56,679,000 in 2010, a loss of $4,821,000 in 2009, and income of $22,537,000 in 2008.

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$5,749	$(12,771)	$2,047
State	199	(774)	1,227
Foreign	7,740	1,053	5,356

	13,688	(12,492)	8,630

Deferred:
Federal	901	6,434	(2,878)
State	217	57	(518)
Foreign	(84)	494	(365)

	1,034	6,985	(3,761)

	$14,722	$(5,507)	$4,869

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2010	2009	2008

Income tax provision (benefit) at federal statutory rate	35%	(35)%	35%
State income taxes, net of federal benefit	1	(2)	2
Foreign tax rate differential	(15)	22	(10)
Tax credit	(1)	(3)	(1)
Discrete tax events	(1)	(34)	(11)
Tax-exempt investment income	-	(5)	(3)
Other	-	4	2

Income tax provision (benefit)	19%	(53)%	14%

Income tax benefit allocated to discontinued operations was $143,000 in 2008. There was no benefit from discontinued operations in 2009 or 2010.

The effective tax rate for 2010 included the impact of the following discrete events: (1) a decrease in tax expense of $462,000 from the settlement of the Competent Authority case with Japan, (2) a decrease in tax expense of $151,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (3) a decrease in tax expense of $124,000 from the receipt of a state refund, and (4) a decrease in tax expense of $105,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties. These discrete tax events changed the effective tax rate in 2010 from a provision of 20% to a provision of 19%. Interest and penalties included in these amounts was a decrease to tax expense of $228,000.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Taxes (continued)

The effective tax rate for 2009 included the impact of the following discrete events: (1) a decrease in tax expense of $3,150,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $406,000 from the receipt of a state refund, (3) a decrease in tax expense of $51,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and other year-end adjustments, partially offset by (4) an increase in tax expense of $72,000 resulting from the write-off of certain foreign tax credits. These discrete events changed the effective tax rate in 2009 from a benefit of 19% to a benefit of 53%. Interest and penalties included in these amounts was a decrease to tax expense of $325,000.

The effective tax rate for 2008 included the impact of the following discrete events: (1) a decrease in tax expense of $4,439,000 from the expiration of the statutes of limitations and the final settlement with the Internal Revenue Service for an audit of tax years 2003 through 2006, (2) an increase in tax expense of $237,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $136,000 for a capital loss reserve, and (4) an increase in tax expense of $17,000 resulting from a reduction of certain deferred state tax assets reflecting a tax rate change in Massachusetts. These discrete events changed the effective tax rate in 2008 from an expense of 25% to an expense of 14%. Interest and penalties included in these amounts was a decrease in tax expense of $733,000.

The changes in the reserve for income taxes, excluding interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2008	$8,171
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	-
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	697
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(5)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(3,508)

Balance of reserve for income taxes as of December 31, 2009	$5,355
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	420
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	606
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2,122)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(78)

Balance of reserve for income taxes as of December 31, 2010	$4,181

The Company’s reserve for income taxes, including gross interest and penalties, was $5,361,000 and $6,741,000 as of December 31, 2010 and December 31, 2009, respectively. The amount of gross interest and penalties included in these balances was $1,180,000 and $1,386,000 as of December 31, 2010 and December 31, 2009, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Taxes (continued)

The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts and California. The tax years 2006 through 2009 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates.

During the third quarter of 2010, the Company concluded its Competent Authority tax case with Japan. A settlement was finalized between Japan and Ireland as a transfer price adjustment and no finding of a permanent establishment against the Company in Japan was noted. The Company’s deposit of 766,257,300 Yen ($9,336,000) placed with Japan in 2007 was returned, plus interest. This deposit had been included in “Other assets” on the Consolidated Balance Sheets in prior periods. This Competent Authority agreement closed the Company’s tax years 2002 through 2005 to future examination in Japan. The Company is currently negotiating an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2011, with a requested extension to 2012. The Company believes it is adequately reserved for these open years.

Deferred tax assets consisted of the following (in thousands):

	December 31,
	2010	2009

Current deferred tax assets:
Inventory and revenue related	$4,031	$5,575
Bonus, commission, and other compensation	1,029	1,128
Other	1,242	990

Gross current deferred tax assets	6,302	7,693
Valuation allowance	-	-

Net current deferred tax assets	$6,302	$7,693

Noncurrent deferred tax assets:
Federal and state tax credit carryforwards	$11,482	$10,709
Stock-based compensation expense	5,830	7,064
Depreciation	1,950	1,784
Acquired completed technologies and other intangible assets	1,870	2,241
Unrealized investment gains and losses	934	1,007
Correlative tax relief and deferred interest related to reserves	655	976
Capital loss carryforward	373	373
Acquired in-process technology	303	427
Other	1,430	1,027

Gross noncurrent deferred tax assets	24,827	25,608
Noncurrent deferred tax liabilities:
Nondeductible intangible assets	(7,543)	(9,149)
Other	(1,356)	(1,443)

Gross noncurrent deferred tax liabilities	(8,899)	(10,592)

Valuation allowance	(373)	(373)

Net noncurrent deferred tax assets	$15,555	$14,643

As of December 31, 2010, the Company had $3,730,000 of alternative minimum tax credits, $4,171,000 of foreign tax credits, and $33,000 of research and development tax credits which may be available to offset

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Taxes (continued)

future federal income tax liabilities. The alternative minimum tax credits have an unlimited life and the foreign tax credits will expire between 2015 and 2020. In addition, the Company had $3,548,000 of state research and experimentation tax credit carryforwards, which will begin to expire in 2015.

If certain of the Company’s tax liabilities were paid, the Company would receive correlative tax relief in other jurisdictions. Accordingly, the Company has recognized a deferred tax asset in the amount of $655,000 as of December 31, 2010, which represents this correlative tax relief and deferred interest.

The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in May 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $7,543,000 as of December 31, 2010.

The Company recorded a valuation allowance of $373,000 as of December 31, 2008 for the tax effect of a capital loss on the books of its Irish subsidiary resulting from the sale of its lane departure warning business to Takata Holdings, Inc. in July 2008. There was no change in this valuation allowance in 2009 or 2010.

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

Cash paid for income taxes totaled $8,019,000 in 2010, which includes a payment of $2,526,000 to conclude the Japan Competent Authority case, $2,242,000 in 2009, and $15,318,000 in 2008, which includes a payment of $3,456,000 to conclude an Internal Revenue Service examination.

NOTE 16:	Restructuring Charges

November 2008

In November 2008, the Company announced the closure of its MVSD facility in Duluth, Georgia. The $12,000 balance in this restructuring accrual as of December 31, 2009 was paid in the first quarter of 2010, thereby concluding this restructuring program.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Restructuring Charges (continued)

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

September 2009

On October 1, 2009, which was part of the Company’s fiscal September, the Company announced the closure of its SISD facility in Kuopio, Finland to achieve cost savings and production efficiencies. This SISD facility included a system assembly and integration team, a spare parts depot, and an engineering group dedicated to supporting the Company’s SISD products, as well as finance and support staff.

The restructuring charge from these actions was $584,000, all of which has been recorded to date and included in “Restructuring charges” on the Consolidated Statements of Operations in the SISD reporting segment. The following table summarizes this restructuring plan (in thousands):

	Cumulative Amount	Incurred in
	Incurred through	Year Ended
	December 31, 2010	December 31, 2010

One-time termination benefits	$365	$63
Contract termination costs	153	(13)
Other associated costs	66	29

	$584	$79

One-time termination benefits included salary, which the Company was obligated to pay over the legal notification period, and severance for eight employees who were terminated. A liability for the termination benefits of those employees who were not retained to render service beyond the legal notification period was measured and recognized at the communication date. A liability for the termination benefits of those employees who were retained to render service beyond the legal notification period was measured initially at the communication date but was recognized over the future service period. Contract termination costs included rental payments for the Kuopio, Finland facility during the periods for which the Company did not receive an economic benefit, as well as lease cancellation costs. The costs related to rental payments were recognized in the fourth quarter of 2009 when the Company ceased using the facility. Lease cancellation costs had been recorded based upon management’s estimates of those costs; however, a final settlement was recognized in the third quarter of 2010 when negotiations with the landlord concluded. Other associated costs included legal costs related to the employee termination actions and lease negotiations, as well as travel and transportation expenses between Kuopio and other Cognex locations related to the closure of the facility. These costs were recognized when the services were performed.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Restructuring Charges (continued)

The following table summarizes the activity in the Company’s restructuring reserve related to the closure of the Finland facility, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total

Balance as of December 31, 2009	$113	$153	$-	$266
Restructuring charges	63	-	29	92
Cash payments	(176)	(140)	(29)	(345)
Restructuring adjustments	-	(13)	-	(13)

Balance as of December 31, 2010	$-	$-	$-	$-

NOTE 17:	Weighted Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Basic weighted-average common shares outstanding	39,924	39,659	41,437
Effect of dilutive stock options	373	-	117

Diluted weighted-average common and common-equivalent shares outstanding	40,297	39,659	41,554

Stock options to purchase 1,640,327, 10,226,411, and 11,293,656 shares of common stock, on a weighted-average basis, were outstanding in 2010, 2009, and 2008, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Additionally, because the
Company recorded a net loss for the year ended December 31, 2009, potential common stock equivalents of 1,043 were not included in the calculation of diluted net loss per share for this period.

NOTE 18:	Segment and Geographic Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacture of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, papers, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding stock-based compensation expense.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Segment and Geographic Information (continued)

The following table summarizes information about the Company’s segments (in thousands):

			Reconciling
	MVSD	SISD	Items	Consolidated

Year Ended December 31, 2010
Product revenue	$234,052	$29,411		$263,463
Service revenue	13,362	13,866		27,228
Depreciation and amortization	8,683	757	$369	9,809
Goodwill and intangibles	98,252	7,082	-	105,334
Operating income	88,342	5,064	(17,693)	75,713
Year Ended December 31, 2009
Product revenue	$133,741	$24,638		$158,379
Service revenue	5,542	11,806		17,348
Depreciation and amortization	9,843	361	$376	10,580
Goodwill and intangibles	103,281	7,660	-	110,941
Operating income (loss)	4,226	2,801	(19,695)	(12,668)
Year Ended December 31, 2008
Product revenue	$197,211	$26,032		$223,243
Service revenue	9,375	10,062		19,437
Depreciation and amortization	12,234	247	$394	12,875
Goodwill and intangibles	109,045	2,998	-	112,043
Operating income	42,366	4,078	(21,340)	25,104

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

No customer accounted for greater than 10% of revenue in 2010, 2009, or 2008.

The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Japan	Other	Consolidated

Year Ended December 31, 2010
Product revenue	$83,128	$83,432	$55,269	$41,634	$263,463
Service revenue	12,702	7,611	3,986	2,929	27,228
Long-lived assets	122,765	10,387	2,457	880	136,489
Year Ended December 31, 2009
Product revenue	$53,803	$54,559	$30,674	$19,343	$158,379
Service revenue	6,657	5,261	3,513	1,917	17,348
Long-lived assets	127,317	19,617	2,037	268	149,239
Year Ended December 31, 2008
Product revenue	$66,172	$82,024	$48,508	$26,539	$223,243
Service revenue	7,469	6,468	4,328	1,172	19,437
Long-lived assets	127,061	20,799	2,447	254	150,561

Revenue is presented geographically based upon the customer’s country of domicile.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Loss from Operations of a Discontinued Business

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

For two years after the acquisition date, the Company invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was included in the MVSD segment, but was never integrated with the other Cognex businesses. During the second quarter of 2008, management determined that this business did not fit the Company’s business model, primarily because car and truck manufacturers prefer to work exclusively with their existing Tier One suppliers and, although these suppliers had expressed interest in the Company’s vision technology, they would require access to and control of the Company’s proprietary software. Accordingly, in July 2008, the Company sold all of the assets of its lane departure business to Takata Holdings, Inc. for $3,150,000 in cash (less $38,000 of costs to sell), of which $2,835,000 was received in 2008 and the remaining $315,000 (representing an amount held in escrow) was received in January 2010.

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

NOTE 20:	Acquisition of Web Monitoring Business

On September 30, 2009, the Company acquired the web monitoring business of Monitoring Technology Corporation (MTC), a manufacturer of products for monitoring industrial equipment and processes. The acquired SmartAdvisor Web Monitoring System (WMS) is complementary to Cognex’s SmartView Web Inspection System (WIS), which is sold by the Company’s Surface Inspection Systems Division (SISD). When used together, the WIS automatically identifies and classifies defects and the WMS then provides the customer with the ability to determine the root causes of each of those defects so that they can be quickly eliminated. The combination of WMS and WIS allows SISD to provide a fully-integrated system to its surface inspection customers. The Company recorded goodwill of $1,692,000 related to the synergies resulting from this acquisition.

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Acquisition of Web Monitoring Business (continued)

The purchase price was allocated as follows (in thousands):

		Weighted-Average
	Estimated	Amortization Period
	Fair Value	(in years)

Inventories	$259
Intangible assets
Completed technology	670	7
Customer relationships	1,950	9
Trademark	140	8
Non-compete agreements	230	5
Goodwill	1,692

Total assets acquired	4,941
Total liabilities assumed	-

Total purchase price	$4,941

The acquired goodwill has been assigned to the SISD segment. The acquired intangible assets, including goodwill, are deductible for tax purposes.

NOTE 21:	Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.05 per share in the first quarter of 2010, $0.06 per share in the second quarter of 2010, $0.06 per share in the third quarter of 2010, and $0.08 per share in the fourth quarter of 2010 that amounted to $10,014,000 for the year ended December 31, 2010. On February 9, 2011, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable in the first quarter of 2011.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	April 4,	July 4,	October 3,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share amounts)

Revenue	$58,967	$71,811	$74,993	$84,920
Gross margin	43,026	53,094	56,080	60,903
Operating income	11,252	19,241	22,275	22,945
Net income	8,545	14,927	18,145	19,764
Basic net income per share	0.22	0.38	0.46	0.49
Diluted net income per share	0.22	0.38	0.45	0.47

	Quarter Ended
	April 5,	July 5,	October 4,	December 31,
	2009	2009	2009	2009
	(In thousands, except per share amounts)

Revenue	$42,287	$40,968	$41,178	$51,294
Gross margin	28,823	25,992	29,140	35,385
Operating income (loss)	(6,450)	(7,854)	880	756
Net income (loss)	(3,410)	(6,419)	4,501	459
Basic net income (loss) per share	(0.09)	(0.16)	0.11	0.01
Diluted net income (loss) per share	(0.09)	(0.16)	0.11	0.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Cognex Corporation and subsidiaries referred to in our report dated February 10, 2011, which is included in the 2010 Annual Report on Form 10-K of Cognex Corporation. Our audit of the basic financial statements included the financial statement schedule listed in Item 15(2) of this Form 10-K which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 10, 2011

COGNEX CORPORATION - SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts	Deductions		Other	Period
	(In thousands)

Reserve for Uncollectible Accounts:
2010	$1,358	$322	$-	$(411	) (a)	$(34) (b)	$1,235
2009	$1,290	$373	$-	$(258	) (a)	$(47) (b)	$1,358
2008	$1,317	$153	$-	$(77	) (a)	$(103) (b)	$1,290

(a)	Specific write-offs
(b)	Collections of previously written-off accounts and foreign exchange rate changes

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosure during 2010 or 2009.

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

Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Cognex Corporation:

We have audited Cognex Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cognex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Cognex Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cognex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Cognex Corporation and subsidiaries and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
February 10, 2011

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers and Other Members of the Management Team of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.

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

Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 and is incorporated herein by reference.

The following table provides information as of December 31, 2010 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants,	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants, and rights	in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by shareholders	3,361,251 (1)	$20.37	1,722,110 (2)
Equity compensation plans not approved by shareholders	957,235 (3)	18.90	6,235,790 (4)

	4,318,486	$20.05	7,957,900

(1)	Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1998 Stock Incentive Plan, 1998 Non-Employee Director Stock Option Plan, and 2007 Stock Option and Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Option and Incentive Plan.
(3)	Includes shares to be issued upon the exercise of outstanding options under the Company’s 2001 Interim General Stock Incentive Plan and the 2001 General Stock Option Plan.
(4)	Includes shares remaining available for future issuance under the Company’s 2001 General Stock Option Plan.

The 2001 General Stock Option Plan was adopted by the Board of Directors on December 11, 2001 without shareholder approval. This plan provides for the granting of nonqualified stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under the plan is 7,110,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than fifteen years from the grant date. 914,085 stock options have been granted under the 2001 General Stock Option Plan.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 and is incorporated herein by reference.

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

Signature	Title	Date

/s/ Robert J. Shillman Robert J. Shillman	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 10, 2011

/s/ Richard A. Morin Richard A. Morin	Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	February 10, 2011

/s/ Patrick Alias Patrick Alias	Director	February 10, 2011

/s/ Jerald Fishman Jerald Fishman	Director	February 10, 2011

/s/ Theodor Krantz Theodor Krantz	Director	February 10, 2011

/s/ Jeffrey Miller Jeffrey Miller	Director	February 10, 2011

/s/ Anthony Sun Anthony Sun	Director	February 10, 2011

/s/ Reuben Wasserman Reuben Wasserman	Director	February 10, 2011

EXHIBIT INDEX

EXHIBIT NUMBER

3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
3B	Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
3C	By-laws of Cognex Corporation, as amended and restated through November 21, 2007 (incorporated by reference to Exhibit 3B of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
3D	Amendment to By-laws of Cognex Corporation, dated March 1, 2008 (incorporated by reference to Exhibit 3.1 of Cognex’s Current Report on Form 8-K filed on March 3, 2008 [File No. 0-17869])
4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])
4B	Shareholder Rights Agreement, dated December 4, 2008, between Cognex Corporation and National City Bank (incorporated by reference to Exhibit 4.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
10A*	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10B*	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10C*	Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10D*	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10E*	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10F*	Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 [File No. 0-17869])
10G*	Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10H*	Cognex Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 [Registration No. 333-44824])
10I*	First Amendment to 2000 Employee Stock Purchase Plan (filed herewith)
10J*	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])
10K*	Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-100709])

EXHIBIT NUMBER

10L*	Amendment to Cognex Corporation 2001 General Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [File No. 0-17869])
10M*	Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Special Meeting in lieu of the 2007 Annual Meeting of Shareholders, filed on March 14, 2007 [File No. 0-17869])
10N*	Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias, Jerald G. Fishman, Anthony Sun and Reuben Wasserman (incorporated by reference to Exhibit 10R of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
10O*	Form of Letter Agreement between Cognex Corporation and Eric A. Ceyrolle (incorporated by reference to Exhibit 10S of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
10P*	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10T of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 0-17869])
10Q*	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10Q of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
10R*	Separation Agreement by and between Cognex Corporation and James F. Hoffmaster (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K/A, filed on April 12, 2007 [File No. 0-17869])
10S*	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 (incorporated by reference to Exhibit 10S of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
10T*	Summary of Annual Bonus Program (filed herewith)
10U*	Summary of Director Compensation (filed herewith)
10V*	Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K filed on March 3, 2008 [File No. 0-17869])
10W*	Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K filed on June 19, 2008 [File No. 0-17869])
10X*	Amendment to Employment Agreement with Robert Willett, dated November 14, 2008 (incorporated by reference to Exhibit 10X of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-34218])
10Y*	Form of Stock Option Agreement (Non-Qualified) under 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 [File No. 0-17869])
10Z*	Letter from the Company to Richard A. Morin regarding Stock Option Agreements (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 [File No. 0-17869])
10AA*	Memorandum to Eric Ceyrolle regarding separation, dated April 24, 2009 (incorporated by reference to Exhibit 10AA of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
21	Subsidiaries of the registrant (filed herewith)

EXHIBIT NUMBER

23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)
101**	xBRL (Extensible Business Reporting Language)
The following materials from Cognex Corporation’s Annual Report on Form 10-K for the period ended December 31, 2010, formatted in xBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009, and December 31, 2008; (ii) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (iii) Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009, and December 31, 2008; (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, December 31, 2009, and December 31, 2008; and (v) Notes to Consolidated Financial Statements.
* Indicates management contract or compensatory plan or arrangement

** Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.