Form 10-Q
period 2011-04-03
COGNEX CORP
filed 2011-05-02
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 3, 2011
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of April 3, 2011, there were 41,513,499 shares of Common Stock, $.002 par value, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Quarter Ended
	April 3,	April 4,
	2011	2010
	(unaudited)
Revenue
Product	$68,877	$54,613
Service	5,517	4,354

	74,394	58,967
Cost of revenue
Product	15,099	12,911
Service	3,284	3,030

	18,383	15,941
Gross margin
Product	53,778	41,702
Service	2,233	1,324

	56,011	43,026

Research, development, and engineering expenses	9,482	8,103
Selling, general, and administrative expenses	29,161	23,622
Restructuring charges	—	49

Operating income	17,368	11,252

Foreign currency loss	(59)	(165)
Investment income	605	257
Other expense	(205)	(246)

Income before income tax expense	17,709	11,098

Income tax expense	4,073	2,553

Net income	$13,636	$8,545

Earnings per weighted-average common and common-equivalent share:
Basic	$0.33	$0.22
Diluted	$0.32	$0.22

Weighted-average common and common-equivalent shares outstanding:
Basic	41,336	39,667

Diluted	42,286	39,683

Cash dividends per common share	$0.08	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,014	$33,203
Short-term investments	170,342	147,823
Accounts receivable, less reserves of $1,244 and $1,235 in 2011 and 2010, respectively	42,124	45,901
Inventories	27,262	22,717
Deferred income taxes	6,312	6,302
Prepaid expenses and other current assets	20,569	23,059

Total current assets	303,623	279,005

Long-term investments	109,069	102,055
Property, plant, and equipment, net	30,063	29,596
Deferred income taxes	15,720	15,555
Intangible assets, net	22,084	23,130
Goodwill	82,524	82,204
Other assets	1,567	1,559

	$564,650	$533,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,078	$7,153
Accrued expenses	23,938	29,346
Accrued income taxes	10,107	7,771
Deferred revenue and customer deposits	11,573	10,162

Total current liabilities	53,696	54,432

Reserve for income taxes	5,528	5,361

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 41,513 and 41,065 shares in 2011 and 2010, respectively	83	82
Additional paid-in capital	115,368	102,620
Retained earnings	390,146	379,826
Accumulated other comprehensive loss, net of tax	(171)	(9,217)

Total shareholders’ equity	505,426	473,311

	$564,650	$533,104

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated Other
	Common Stock		Additional Paid-in	Retained	Comprehensive	Comprehensive	Total Shareholders'
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance as of December 31, 2010	41,065	$82	$102,620	$379,826	$(9,217)		$473,311

Issuance of common stock under stock option plans	448	1	9,516	—	—		9,517

Stock-based compensation expense	—	—	2,352	—	—		2,352

Excess tax benefit from stock option exercises	—	—	880	—	—		880

Payment of dividends	—	—	—	(3,316)	—		(3,316)

Comprehensive income:

Net income	—	—	—	13,636	—	$13,636	13,636

Net unrealized loss on available-for-sale investments, net of tax of $53	—	—	—	—	(558)	(558)	(558)

Foreign currency translation adjustment, net of tax of $327	—	—	—	—	9,604	9,604	9,604

Comprehensive income						$22,682

Balance as of April 3, 2011 (unaudited)	41,513	$83	$115,368	$390,146	$(171)		$505,426

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended
	April 3,	April 4,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$13,636	$8,545
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expenses	2,352	(33)
Depreciation of property, plant, and equipment	1,296	1,145
Amortization of intangible assets	1,079	1,235
Amortization of premiums/discounts on investments	1,462	420
Tax effect of stock option exercises	(880)	(37)
Change in deferred income taxes	(472)	(312)
Change in operating assets and liabilities	2,310	(1,252)

Net cash provided by operating activities	20,783	9,711

Cash flows from investing activities:
Purchases of investments	(64,270)	(16,694)
Maturities and sales of investments	40,096	9,890
Purchases of property, plant, and equipment	(1,577)	(1,081)
Cash received related to disposition	—	315

Net cash used in investing activities	(25,751)	(7,570)

Cash flows from financing activities:
Issuance of common stock under stock option plans	9,517	120
Stock option buyback	—	(83)
Payment of dividends	(3,316)	(1,983)
Tax effect of stock option exercises	880	37

Net cash provided by (used in) financing activities	7,081	(1,909)

Effect of foreign exchange rate changes on cash	1,698	(5,399)

Net increase (decrease) in cash and cash equivalents	3,811	(5,167)
Cash and cash equivalents at beginning of period	33,203	119,831

Cash and cash equivalents at end of period	$37,014	$114,664

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the Company’s financial position as of April 3, 2011, and the results of its operations for the quarters ended April 3, 2011 and April 4, 2010, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the quarter ended April 3, 2011 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: Fair Value Measurements
Financial Assets that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets measured at fair value on a recurring basis as of April 3, 2011 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable
	(Level 1)	Inputs (Level 2)
Assets:
Money market instruments	$7,325	$—
Treasury bills	—	10,385
Municipal bonds	—	111,143
Corporate bonds	—	80,580
Agency bonds	—	40,568
Sovereign bonds	—	24,232
Covered bonds	—	6,570
Currency forward contracts	212	—
The majority of the Company’s investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. These investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the current day’s valuations. The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1. The Company did not record an other-than-temporary impairment of investments in the quarter ended April 3, 2011.
The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. The fair value of the Company’s limited partnership interest is based upon valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The amount determined to be fair value also incorporates the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset in the quarter ended April 3, 2011.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the quarter ended April 3, 2011.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 3,	December 31,
	2011	2010
Cash	$29,689	$26,650
Money market instruments	7,325	6,553

Cash and cash equivalents	37,014	33,203

Treasury bills	10,385	2,494
Municipal bonds	75,928	75,457
Corporate bonds	48,706	34,543
Agency bonds	21,232	15,979
Sovereign bonds	14,091	19,350

Short-term investments	170,342	147,823

Municipal bonds	35,215	34,794
Corporate bonds	31,874	36,762
Agency bonds	19,336	21,025
Sovereign bonds	10,141	—
Covered bonds	6,570	3,541
Limited partnership interest (accounted for using cost method)	5,933	5,933

Long-term investments	109,069	102,055

	$316,425	$283,081

The Company’s portfolio consists of treasury bills, municipal bonds, corporate bonds, agency bonds, sovereign bonds, and covered bonds. Treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; corporate bonds consist of debt securities issued by both international and domestic companies; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; sovereign bonds consist of direct debt issued by international governments (Germany and the Netherlands as of April 3, 2011); and covered bonds consist of debt securities backed by governments, mortgages, or public sector loans.
The following table summarizes the Company’s available-for-sale investments as of April 3, 2011 (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term:
Treasury bills	$10,380	$5	$—	$10,385
Municipal bonds	75,888	46	(6)	75,928
Corporate bonds	48,793	9	(96)	48,706
Agency bonds	21,267	10	(45)	21,232
Sovereign bonds	14,105	—	(14)	14,091

Long-term:
Municipal bonds	35,192	65	(42)	35,215
Corporate bonds	32,467	—	(593)	31,874
Agency bonds	19,515	28	(207)	19,336
Sovereign bonds	10,207	—	(66)	10,141
Covered bonds	6,649	—	(79)	6,570

	$274,463	$163	$(1,148)	$273,478

The following table summarizes the Company’s gross unrealized losses and fair value for available-for-sale investments in an unrealized loss position as of April 3, 2011 (in thousands):

	Fair Value	Unrealized Losses
Municipal bonds	$29,034	$(48)
Corporate bonds	74,716	(689)
Agency bonds	28,769	(252)
Sovereign bonds	24,232	(80)
Covered bonds	6,570	(79)

	$163,321	$(1,148)

As of April 3, 2011, the Company did not recognize an other-than-temporary impairment as these investments have been in a continuous unrealized loss position for less than twelve months and the Company has the ability and intent to hold these investments to maturity or until the investment’s amortized cost basis has been recovered. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $9,000 and $14,000, respectively, in the first quarter of 2011.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 3, 2011 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	Total
Treasury bills	$10,385	$—	$—	$—	$10,385
Municipal bonds	75,928	27,362	6,855	998	111,143
Corporate bonds	48,706	15,362	16,512	—	80,580
Agency bonds	21,232	12,060	7,276	—	40,568
Sovereign bonds	14,091	4,401	1,482	4,258	24,232
Covered bonds	—	4,723	1,847	—	6,570

	$170,342	$63,908	$33,972	$5,256	$273,478

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of April 3, 2011, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions are received and contributions are requested at the discretion of Venrock’s management.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	April 3,	December 31,
	2011	2010
Raw materials	$17,563	$14,791
Work-in-process	2,752	2,051
Finished goods	6,947	5,875

	$27,262	$22,717

NOTE 5: Intangible Assets and Goodwill
The change in the carrying value of goodwill during the period ($320,000) is wholly attributable to fluctuations in foreign currency exchange rates, as a portion of this asset is recorded on the books of the Company’s Irish subsidiary.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the quarter ended April 3, 2011 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2010	$1,985
Provisions for warranties issued during the period	475
Fulfillment of warranty obligations	(385)
Foreign exchange rate changes	96

Balance as of April 3, 2011	$2,171

NOTE 7: Contingencies
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is minimal.
NOTE 9: Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company does not currently manage its interest rate risk with derivative instruments; however, foreign currency exchange rate risk is currently mitigated with derivative instruments. The Company uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposures. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and intercompany receivables denominated in Japanese Yen. These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures.
These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency loss” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $59,000 and $165,000 as of April 3, 2011 and April 4, 2010, respectively.
As of April 3, 2011, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount
Japanese Yen/Euro	225,000,000 Japanese Yen
U.S. Dollar/Euro	12,150,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of April 3, 2011 and December 31, 2010 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet			Balance Sheet
	Location	April 3, 2011	December 31, 2010	Location	April 3, 2011	December 31, 2010
Currency forward contracts	Prepaid expenses and other current assets	$212	$83	Accrued expenses	$—	$125
Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the quarter ended April 3, 2011 and April 4, 2010 were as follows (in thousands):

	Location	Amount of Gain Recognized in
	of Gain Recognized	Income on Derivatives
	in Income on	Quarter ended
	Derivatives	April 3, 2011	April 4, 2010
Currency forward contracts	Foreign currency gain	$2	$67

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Stock-Based Compensation
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of April 3, 2011, the Company had 7,102,350 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (5,609,990) and the 2007 Stock Option and Incentive Plan (1,492,360). Each of these plans expires ten years from the date the plan was approved. The 2001 General Stock Option Plan will expire in December of 2011. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the quarter ended April 3, 2011:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term (in	Intrinsic Value
	(in thousands)	Price	years)	(in thousands)
Outstanding as of December 31, 2010	4,318	$20.05
Granted	857	29.98
Exercised	(449)	21.20
Forfeited or expired	(3)	19.33

Outstanding as of April 3, 2011	4,723	$21.74	7.2	$33,201

Exercisable as of April 3, 2011	1,974	$20.60	4.9	$15,489

The fair values of stock options granted in each quarter presented were estimated using the following weighted-average assumptions:

	Quarter Ended
	April 3,	April 4,
	2011	2010
Risk-free rate	3.6%	3.7%
Expected dividend yield	1.0%	1.0%
Expected volatility	42%	43%
Expected term (in years)	5.4	5.3
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
The weighted-average grant-date fair values of stock options granted during the quarter ended April 3, 2011 and April 4, 2010 were $11.75 and $7.67, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 66% of its stock options granted to senior management and 68% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 13% to all unvested options for senior management and a rate of 14% for all other employees. The Company revised its estimated forfeiture rates in the first quarter of 2011, and the cumulative effect of this change resulted in a reduction in compensation expense of approximately $80,000.
The total stock-based compensation expense and the related income tax benefit recognized for the quarter ended April 3, 2011 were $2,352,000 and $791,000, respectively. For the quarter ended April 4, 2010, the Company recorded a net benefit from stock options of $33,000 and related tax expense of $20,000. No compensation expense was capitalized as of April 3, 2011 or December 31, 2010.
The following table details the stock-based compensation expense by caption for each quarter presented on the Consolidated Statements of Operations (in thousands):

	Quarter Ended
	April 3,	April 4,
	2011	2010
Product cost of revenue	$165	$58
Service cost of revenue	70	1
Research, development, and engineering	809	251
Selling, general, and administrative	1,308	(343)

	$2,352	$(33)

The total intrinsic values of stock options exercised for the quarter ended April 3, 2011 and April 4, 2010 were $4,668,000 and $13,000, respectively. The total fair values of stock options vested for the quarter ended April 3, 2011 and April 4, 2010 were $7,002,000 and $7,937,000, respectively.
As of April 3, 2011, total unrecognized compensation expense related to non-vested stock options was $11,191,000, which is expected to be recognized over a weighted-average period of 1.9 years.
NOTE 11: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 3, 2011, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the quarter ended April 3, 2011. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Quarter Ended
	April 3,	April 4,
	2011	2010
Income tax at federal statutory rate	35%	35%
State income taxes, net of federal benefit	1	1
Foreign tax rate differential	(13)	(13)

Income tax provision	23%	23%

The Company’s effective tax rate was 23% in both the first quarter of 2011 and 2010. There were no discrete tax events in the quarters ended April 3, 2011 or April 4, 2010.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the quarter ended April 3, 2011, the Company recorded a $149,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Estimated interest and penalties included in these amounts totaled $20,000.
The Company’s reserve for income taxes, including gross interest and penalties of $1,209,000, was $5,528,000 as of April 3, 2011. All of the Company’s liabilities for uncertain tax positions are classified as non-current as of April 3, 2011. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitation, there is a potential that $490,000 of these reserves could be released within the next twelve months, which would decrease income tax expense.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. The tax years 2007 through 2010 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates.
The Company is currently negotiating an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2012. The Company believes it is adequately reserved for these open years. No formal agreement has been reached between the Tax Authorities in Ireland and Japan as of the date of this filing.
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Quarter Ended
	April 3,	April 4,
	2011	2010
Basic weighted-average common shares outstanding	41,336	39,667
Effect of dilutive stock options	950	16

Weighted-average common and common-equivalent shares outstanding	42,286	39,683

Stock options to purchase 539,569 and 4,498,540 shares of common stock, on a weighted-average basis, were outstanding for the quarters ended April 3, 2011 and April 4, 2010, respectively, but were not included in the calculation of diluted net income per share because they were anti-dilutive.
NOTE 14: Segment Information
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes information about the segments (in thousands):

	MVSD	SISD	Reconciling Items	Consolidated
Quarter Ended April 3, 2011
Product revenue	$62,817	$6,060	$—	$68,877
Service revenue	1,969	3,548	—	5,517
Operating income	22,027	997	(5,656)	17,368

Quarter Ended April 4, 2010
Product revenue	$49,660	$4,953	$—	$54,613
Service revenue	1,497	2,857	—	4,354
Operating income (loss)	15,445	(328)	(3,865)	11,252
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
NOTE 15: Dividends
On February 10, 2011, the Company announced that the Board of Directors declared a cash dividend of $0.08 per share. The dividend was paid on March 18, 2011 to all shareholders of record at the close of business on March 4, 2011.
On May 2, 2011, the Company’s Board of Directors declared a cash dividend of $0.09 per share. The dividend is payable on June 17, 2011 to all shareholders of record at the close of business on June 3, 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, and growth and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to penetrate new markets; (4) the inability to achieve significant international revenue; (5) fluctuations in foreign currency exchange rates; (6) the loss of a large customer; (7) the inability to attract and retain skilled employees; (8) the reliance upon key suppliers to manufacture and deliver critical components for our products; (9) the failure to effectively manage product transitions or accurately forecast customer demand; (10) the inability to design and manufacture high-quality products; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the inability to protect our proprietary technology and intellectual property; (14) our involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•	Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, pharmaceutical, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 70% of total revenue in the first quarter of 2011.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 17% of total revenue in the first quarter of 2011.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in the first quarter of 2011.
Revenue for the first quarter of 2011 totaled $74,394,000, representing an increase of $15,427,000 from the same period in the prior year. The higher revenue contributed to a gross margin of 75% of revenue in the first quarter of 2011, compared to 73% of revenue in the same period in 2010. Operating expenses increased by $5,539,000 over the prior year’s first quarter due primarily to expenses associated with increased headcount in strategic areas and higher stock-based compensation expense. As a result, the Company was able to generate an operating profit of $17,368,000, or 23% of revenue, in the first quarter of 2011, compared to an operating profit of $11,252,000, or 19% of revenue, in the first quarter of 2010.
Results of Operations
Revenue
Revenue for the first quarter of 2011 increased by $15,427,000, or 26%, from the first quarter of 2010 due to higher sales in all three of the Company’s primary markets.
Factory Automation Market
Sales to manufacturing customers in the factory automation area, which are included in the Company’s MVSD segment, represented 70% of total revenue in the first quarter of 2011 compared to 71% in the first quarter of 2010. Sales to these customers increased by $10,383,000, or 25%, from the first quarter of 2010. The largest dollar increases were experienced in the Americas and Europe, where the Company has a broad base of factory automation customers, while the largest percentage increase was experienced in Southeast Asia, where the Company has expanded its sales and support infrastructure, particularly in China, in order to access more of the machine vision market in this high-potential growth region. Although factory automation revenue in Japan was lower in the first quarter of 2011 compared to the prior year, the decline was largely attributed to shipments that were pushed from March to April at customers’ requests after the March 11th earthquake that hit this region. Although the increase in factory automation revenue was noted across all major product lines, the largest percentage increase came from the ID Products business, where the Company has made significant product investments for the manufacturing sector that we currently serve, as well as for the logistics market that we hope to penetrate with DataMan® 500 that was introduced early in the first quarter of 2011.
Sales to factory automation customers decreased by $8,495,000, or 14%, from the fourth quarter of 2010. Revenue in the fourth quarter of 2010 included $6,500,000 related to an arrangement with a single customer for which the work was performed over the prior four years, but revenue was deferred until the final obligation was completed in the fourth quarter of 2010. Excluding the recognition of this revenue in the fourth quarter of 2010, sales to these customers decreased by $1,995,000, or 4%, from the prior quarter. A small decrease in revenue from the fourth quarter to the first quarter is not unusual for the factory automation business, as many customers consume their remaining annual capital budgets during the last quarter of the year. Management expects total factory automation revenue to grow in the second quarter of 2011 as compared to the first quarter, despite uncertainty surrounding the market in Japan, as the aftermath of the March earthquake continues to unfold.
Semiconductor and Electronics Capital Equipment Market
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 17% of total revenue in the first quarter of 2011 compared to 16% in the first quarter of 2010. Sales to these customers increased by $3,246,000, or 35%, from the first quarter of 2010. Geographically, revenue increased most significantly in Japan and Southeast Asia, where many of the Company’s semiconductor and electronics capital equipment customers are located. Although sales to these customers increased by $1,094,000, or 10%, from the fourth quarter of 2010, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection Market
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 13% of total revenue in both the first quarter of 2011 and 2010. Revenue from these customers increased by $1,798,000, or 23%, from the first quarter of 2010 due to both higher product and service revenue. Sales to the metal and non-woven industries were significantly higher than in the first quarter of 2010. Revenue decreased by $3,125,000, or 25%, from the fourth quarter of 2010, which was a record revenue quarter for the division. The revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $14,264,000, or 26%, from the first quarter of 2010 due to a higher volume of vision systems sold, primarly to customers in factory automation and the semiconductor and electronics capital equipment markets. The impact of the higher volume was partially offset by lower average selling prices, as the Company introduced new products at lower price points.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services increased by $1,163,000, or 27%, from the first quarter of 2010 primarily due to higher revenue from SISD installation services and maintenance support contracts, as well as higher revenue from MVSD consulting services. Service revenue was consistent as a percentage of total revenue at 7% in both the first quarter of 2011 and 2010.
Gross Margin
Gross margin as a percentage of revenue was 75% for the first quarter of 2011 compared to 73% for the first quarter of 2010. This increase was primarily due to higher MVSD product margins.
MVSD Margin
MVSD gross margin as a percentage of revenue was 80% for the first quarter of 2011 compared to 78% for the first quarter of 2010. The increase in MVSD margin was primarily due to manufacturing efficiences achieved from higher revenue levels, as certain fixed manufacturing costs were spread over a higher revenue base.
SISD Margin
SISD gross margin as a percentage of revenue was 46% for the first quarter of 2011 compared to 40% for the first quarter of 2010. The increase in SISD margin was primarily due to improved margins from installation services, as well as improved product margins resulting from increased sales to the metal and non-woven industries, which carry higher margins than sales to the paper industry.
Product Margin
Product gross margin as a percentage of revenue was 78% for the first quarter of 2011 compared to 76% for the first quarter of 2010. This increase was primarily due to higher MVSD product margins as described above.

Service Margin
Service gross margin as a percentage of revenue was 40% for the first quarter of 2011 compared to 30% for the first quarter of 2010. The increase in service margin was primarily due to improved margins from SISD installation services.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses for the first quarter of 2011 increased $1,379,000, or 17%, from the prior year. MVSD RD&E expenses increased by $1,461,000, or 20%, and SISD RD&E expenses decreased $82,000, or 9%.
The table below details the $1,461,000 net increase in MVSD RD&E expenses in the first quarter of 2011:

MVSD RD&E balance in Q1 2010	$7,232
Personnel-related costs	834
Stock-based compensation expense	571
Other	56

MVSD RD&E balance in Q1 2011	$8,693

Over the past few quarters, the Company has increased RD&E headcount in strategic areas, resulting in higher personnel-related costs, such as salaries, fringe benefits, and recruiting expense. The majority of the headcount increase was in lower-cost regions, such as Hungary. In addition, the Company recorded increased stock-based compensation expense due to the timing of the annual stock option grant, which occurred in the first quarter of 2011 as compared to the second quarter of 2010.
The decrease in SISD RD&E expenses in the first quarter of 2011 was primarily due to a change in personnel mix, resulting in savings in salaries, fringe benefits, company bonus expense, and stock-based compensation expense ($122,000). These savings were partially offset by increased materials costs related to product development efforts ($59,000).
RD&E expenses as a percentage of revenue were 13% in the first quarter of 2011 and 14% in the first quarter of 2010. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID products business and further development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the first quarter of 2011 increased by $5,539,000, or 23%, from the prior year. MVSD SG&A expenses increased $5,373,000, or 32%, while SISD SG&A expenses increased $215,000, or 8%. Corporate expenses that are not allocated to either division decreased by $49,000, or 1%.
The table below details the $5,373,000 net increase in MVSD SG&A expenses in the first quarter of 2011:

MVSD SG&A expenses in Q1 2010	$16,914
Personnel-related costs	2,432
Stock-based compensation expense	1,055
Marketing and promotional expenses	712
Foreign currency exchange rate changes	384
Sales demonstration equipment	213
Other	577

MVSD SG&A expenses in Q1 2011	$22,287

Over the past few quarters, the Company has increased SG&A headcount in strategic areas, resulting in higher personnel-related costs, such as salaries, fringe benefits, recruiting, commissions, and travel expense. The majority of the headcount increase was in lower-cost regions, such as China. In addition, the Company recorded increased stock-based compensation expense due to the timing of the annual stock option grant, which occurred in the first quarter of 2011 as compared to the second quarter of 2010. Furthermore, stock-based compensation expense in the first quarter of 2010 included a high level of credits related to forfeited options. Other increases included higher spending on marketing and promotional activities intended to grow factory automation revenue, the unfavorable impact of changes in foreign currency exchange rates, primarily the Japanese Yen, and higher spending on sales demonstration equipment as a result of new product offerings.
The increase in SISD SG&A expenses was primarily due to increased bad debt expenses ($102,000), higher stock-based compensation expense due to the timing of the annual stock option grant ($56,000), and the unfavorable impact of changes in foreign currency exchange rates, primarily the Japanese Yen ($39,000).
The decrease in corporate expenses was due to lower legal fees primarily related to patent infringement actions ($1,362,000). These savings were partially offset by increased stock-based compensation and related option valuation fees due to the timing of the annual stock option grant ($582,000), costs associated with the Company’s 30th Anniversary parties held in the first quarter of 2011 ($480,000), the timing of audit and proxy fees ($148,000), and increased company bonus accruals related to employees assigned to the Company’s corporate departments ($138,000).
Nonoperating Income (Expense)
The Company recorded a foreign currency loss of $59,000 in the first quarter of 2011 compared to a loss of $165,000 for the first quarter of 2010. The foreign currency losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income for the first quarter of 2011 increased $348,000, or 135%, from the first quarter of 2010, due to increased investment of the Company’s excess cash. Beginning in the second quarter of 2010, the Board of Directors approved a change to the Company’s investment policy to allow management to invest excess cash accumulated in the Company’s international entities in debt securities. This change in policy has also resulted in increased investment income compared to the first quarter of 2010.
The Company recorded other expense of $205,000 in the first quarter of 2011 compared to other expense of $246,000 in the first quarter of 2010. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.
Income Tax Expense
The Company’s effective tax rate was 23% in both the first quarter of 2011 and 2010. There were no discrete tax events in either period.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $316,425,000 as of April 3, 2011. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the first quarter of 2011 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, capital expenditures, and the payment of dividends. During the first quarter of 2011, the Company paid out approximately $7,000,000 in company bonuses related to fiscal year 2010, and also made further working capital investments in inventories to support higher anticipated business volumes. Capital expenditures for the first quarter of 2011 totaled $1,577,000 and consisted primarily of expenditures for computer hardware and manufacturing test equipment for new product introductions.
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of April 3, 2011, the Company had contributed $19,886,000 to the partnership. No contributions were made and no distributions were received in the first quarter of 2011. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.08 per share that amounted to $3,316,000 in the first quarter of 2011. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 3, 2011, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the first quarter of 2011. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the stock price level, share availability, and cash reserve requirements.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 3, 2011, the Company had approximately $310,492,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good postion with respect to our longer-term liquidity needs.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2010.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The language below has been added to an existing risk factor previously defined on Form 10-K to address the current risks associated with international sales.
Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.
On March 11, 2011, a large earthquake hit the northeast region of Japan. The majority of our customers located in Japan are outside of the affected areas. Certain customers requested that orders totaling approximately $800,000, originally scheduled for March shipment, be pushed to April. The remaining orders that were on the backlog at the time of the earthquake, and any new orders, were fulfilled from our Cork, Ireland distribution center. Our Koriyama, Japan distribution center suspended shipments for approximately five weeks, but began shipping product again in April. Cognex does not manufacture in Japan.
Our key suppliers located in Japan have told us that they are up and running, subject to power outages. Cognex has a policy of maintaining strategic inventory reserves of critical components. We have taken action to secure additional reserves of Japanese-manufactured critical parts, such as imagers. For this reason, we do not expect significant supply disruption as result of the earthquake. There is uncertainty, however, regarding how demand from our customers will be impacted in the second quarter and beyond, as the aftermath of this disaster continues to unfold through layers of the supply chain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
	Total		Part of Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	per Share	Programs (1)	Programs
January 1 - January 30, 2011	—	—	—	$30,000,000
January 31 - February 27, 2011	—	—	—	$30,000,000
February 28 - April 3, 2011	—	—	—	$30,000,000

Total	—	—	—	$30,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock.
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

101 — xBRL (Extensible Business Reporting Language)
The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended April 3, 2011, formatted in xBRL: (i) Consolidated Statements of Operations for the quarter ended April 3, 2011; (ii) Consolidated Balance Sheets as of April 3, 2011 and December 31, 2010; (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the quarter ended April 3, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the quarter ended April 3, 2011; and (v) Notes to Consolidated Financial Statements.

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

Date: May 2, 2011	COGNEX CORPORATION
	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer (duly authorized officer, principal executive officer)

By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Chief Financial Officer (duly authorized officer, principal financial and accounting officer)