Form 10-Q
period 2011-07-03
COGNEX CORP
filed 2011-08-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
        X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2011 or
                Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                                            to
Commission File Number 001-34218
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
     As of July 3, 2011, there were 42,064,561 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue
Product	$77,566	$67,067	$146,443	$121,680
Service	5,827	4,744	11,344	9,098

	83,393	71,811	157,787	130,778
Cost of revenue
Product	16,454	15,914	31,553	28,825
Service	2,925	2,803	6,209	5,833

	19,379	18,717	37,762	34,658
Gross margin
Product	61,112	51,153	114,890	92,855
Service	2,902	1,941	5,135	3,265

	64,014	53,094	120,025	96,120

Research, development, and engineering expenses	10,506	8,076	19,988	16,179
Selling, general, and administrative expenses	29,466	25,738	58,627	49,360
Restructuring charges	-	39	-	88

Operating income	24,042	19,241	41,410	30,493

Foreign currency gain (loss)	210	(8)	151	(173)
Investment income	697	308	1,302	565
Other expense	(148)	(156)	(353)	(402)

Income before income tax expense	24,801	19,385	42,510	30,483

Income tax expense	5,704	4,458	9,777	7,011

Net income	$19,097	$14,927	$32,733	$23,472

Earnings per weighted-average common and common-equivalent share:
Basic	$0.46	$0.38	$0.79	$0.59
Diluted	$0.45	$0.38	$0.77	$0.59

Weighted-average common and common-equivalent shares outstanding:
Basic	41,842	39,683	41,586	39,675

Diluted	42,810	39,793	42,532	39,736

Cash dividends per common share	$0.09	$0.06	$0.17	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,676	$33,203
Short-term investments	202,012	147,823
Accounts receivable, less reserves of $1,248 and $1,235 in 2011 and 2010, respectively	42,480	45,901
Inventories	27,004	22,717
Deferred income taxes	6,319	6,302
Prepaid expenses and other current assets	21,810	23,059

Total current assets	342,301	279,005

Long-term investments	108,700	102,055
Property, plant, and equipment, net	30,590	29,596
Deferred income taxes	15,707	15,555
Intangible assets, net	21,047	23,130
Goodwill	82,654	82,204
Other assets	1,658	1,559

	$602,657	$533,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,922	$7,153
Accrued expenses	27,941	29,346
Accrued income taxes	8,726	7,771
Deferred revenue and customer deposits	13,089	10,162

Total current liabilities	56,678	54,432

Reserve for income taxes	5,694	5,361

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 42,065 and 41,065 shares in 2011 and 2010, respectively	84	82
Additional paid-in capital	130,171	102,620
Retained earnings	405,463	379,826
Accumulated other comprehensive gain (loss), net of tax	4,567	(9,217)

Total shareholders’ equity	540,285	473,311

	$602,657	$533,104

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Gain (Loss)	Income	Equity

Balance as of December 31, 2010	41,065	$ 82	$ 102,620	$ 379,826	$ (9,217)		$ 473,311

Issuance of common stock under stock option plans	1,000	2	20,817	-	-		20,819

Stock-based compensation expense	-	-	4,309	-	-		4,309

Excess tax benefit from stock option exercises	-	-	2,425	-	-		2,425

Payment of dividends	-	-	-	(7,096)	-		(7,096)

Comprehensive income:

Net income	-	-	-	32,733	-	$ 32,733	32,733

Net unrealized loss on available-for-sale investments, net of tax of $35	-	-	-	-	(177)	(177)	(177)

Foreign currency translation adjustment, net of tax of $469	-	-	-	-	13,961	13,961	13,961

Comprehensive income						$ 46,517

Balance as of July 3, 2011 (unaudited)	42,065	$ 84	$ 130,171	$ 405,463	$ 4,567		$ 540,285

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-Months Ended
	July 3,	July 4,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$32,733	$23,472
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,309	394
Depreciation of property, plant, and equipment	2,669	2,282
Amortization of intangible assets	2,130	2,462
Amortization of premiums/discounts on investments	2,996	1,091
Tax effect of stock option exercises	(2,425)	76
Change in deferred income taxes	(642)	(789)
Change in operating assets and liabilities	6,309	(7,711)

Net cash provided by operating activities	48,079	21,277

Cash flows from investing activities:
Purchases of investments	(168,165)	(116,600)
Maturities and sale of investments	114,803	35,486
Purchases of property, plant, and equipment	(3,625)	(2,231)
Cash received related to disposition	-	315

Net cash used in investing activities	(56,987)	(83,030)

Cash flows from financing activities:
Issuance of common stock under stock option plans	20,819	395
Stock option buyback	-	(83)
Payment of dividends	(7,096)	(4,365)
Tax effect of stock option exercises	2,425	(76)

Net cash provided by (used in) financing activities	16,148	(4,129)

Effect of foreign exchange rate changes on cash	2,233	(16,007)

Net increase (decrease) in cash and cash equivalents	9,473	(81,889)
Cash and cash equivalents at beginning of period	33,203	119,831

Cash and cash equivalents at end of period	$42,676	$37,942

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1:   Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the Company’s financial position as of July 3, 2011, and the results of its operations for the three-month and six-month periods ended July 3, 2011 and July 4, 2010, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2011 are not necessarily indicative of the results to be expected for the full year.
NOTE 2:   New Pronouncements
In the second quarter of 2011, the Financial Accounting Standards Board (FASB) issued the following accounting standards updates aimed at converging U.S. GAAP with international standards.
Accounting Standards Update (ASU) 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”
The amendments in this ASU change certain aspects of the fair value measurement guidance in Accounting Standards Codification (ASC) 820, “Fair Value Measurement”, including the application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. ASU 2011-04 must be applied prospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the impact of this ASU.
Accounting Standards Update (ASU) 2011-05, “Comprehensive Income”
The amendments in this ASU revise the manner in which companies present comprehensive income in their financial statements. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income (OCI), as well as a cumulative total for comprehensive income. This ASU does not change the items that must be reported in OCI. ASU 2011-05 must be applied retrospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the presentation options required by this ASU.
NOTE 3:   Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2011 (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)
Assets:
Money market instruments	$2,452	$-
Treasury bills	-	25,215
Municipal bonds	-	118,703
Corporate bonds	-	105,744
Agency bonds	-	38,416
Sovereign bonds	-	21,531
Covered bonds	-	6,715
Currency forward contracts	209	-

Liabilities:
Currency forward contracts	13	-
The majority of the Company’s investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. These investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the current day’s valuations. The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1. The Company did not record an other-than-temporary impairment of investments in the six-month period ended July 3, 2011. Further discussion of management’s analysis related to an other-than-temporary impairment is included in Note 4.
The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. The fair value of the Company’s limited partnership interest is based upon valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The amount determined to be fair value also incorporates the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset in the six-month period ended July 3, 2011 as there was no indication of impairment during this period.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the six-month period ended July 3, 2011.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4:   Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 3,	December 31,
	2011	2010

Cash	$28,679	$26,650
Money market instruments	2,452	6,553
Treasury bills	11,545	-

Cash and cash equivalents	42,676	33,203

Treasury bills	12,979	2,494
Municipal bonds	86,029	75,457
Corporate bonds	68,425	34,543
Agency bonds	23,428	15,979
Sovereign bonds	11,151	19,350

Short-term investments	202,012	147,823

Treasury bills	691	-
Municipal bonds	32,674	34,794
Corporate bonds	37,319	36,762
Agency bonds	14,988	21,025
Sovereign bonds	10,380	-
Covered bonds	6,715	3,541
Limited partnership interest (accounted for using cost method)	5,933	5,933

Long-term investments	108,700	102,055

	$353,388	$283,081

The Company’s portfolio consists of treasury bills, municipal bonds, corporate bonds, agency bonds, sovereign bonds, and covered bonds. In the second quarter of 2011, the Company invested in French Treasury bills that have been classified as a cash equivalent. Treasury bills classified as investments consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; corporate bonds consist of debt securities issued by both international and domestic companies; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; sovereign bonds consist of direct debt issued by international governments (France, Germany, and the Netherlands as of July 3, 2011); and covered bonds consist of debt securities backed by governments, mortgages, or public sector loans.
The following tables summarize the Company’s available-for-sale investments as of July 3, 2011 (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Short-term:
Treasury bills	$12,979	$-	$-	$12,979
Municipal bonds	85,959	75	(5)	86,029
Corporate bonds	68,528	15	(118)	68,425
Agency bonds	23,442	24	(38)	23,428
Sovereign bonds	11,186	-	(35)	11,151

Long-term:
Treasury bills	690	1	-	691
Municipal bonds	32,549	127	(2)	32,674
Corporate bonds	37,732	-	(413)	37,319
Agency bonds	15,103	1	(116)	14,988
Sovereign bonds	10,387	2	(9)	10,380
Covered bonds	6,755	-	(40)	6,715

	$305,310	$245	$(776)	$304,779

The following tables summarize the Company’s gross unrealized losses and fair value for available-for-sale investments in an unrealized loss position as of July 3, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$39,174	$(7)	$-	$-	$39,174	$(7)
Corporate bonds	84,990	(515)	10,438	(16)	95,428	(531)
Agency bonds	24,993	(149)	1,259	(5)	26,252	(154)
Sovereign bonds	13,144	(23)	2,483	(21)	15,627	(44)
Covered bonds	6,715	(40)	-	-	6,715	(40)

	$169,016	$(734)	$14,180	$(42)	$183,196	$(776)

As of July 3, 2011, the Company did not identify an other-than-temporary impairment on these investments. In its evaluation, management considered the types of securities, the credit rating of the securities, the length of time the securities have been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these securities before its effective maturity or market price recovery. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $22,000 and $3,000, respectively, in the three-month period ended July 3, 2011, and $31,000 and $17,000, respectively, in the six-month period ending July 3, 2011.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 3, 2011 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	Total
Treasury bills	$12,979	$691	$-	$-	$13,670
Municipal bonds	86,029	23,889	7,769	1,016	118,703
Corporate bonds	68,425	20,879	16,440	-	105,744
Agency bonds	23,428	11,984	3,004	-	38,416
Sovereign bonds	11,151	4,476	5,904	-	21,531
Covered bonds	-	6,715	-	-	6,715

	$202,012	$68,634	$33,117	$1,016	$304,779

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of July 3, 2011, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions are received and contributions are requested at the discretion

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of Venrock’s management. No contributions were made and no distributions were received during the six-month period in 2011.
NOTE 5:   Inventories
Inventories consisted of the following (in thousands):

	July 3,	December 31,
	2011	2010

Raw materials	$17,877	$14,791
Work-in-process	2,765	2,051
Finished goods	6,362	5,875

	$27,004	$22,717

NOTE 6:   Intangible Assets and Goodwill
The change in the carrying value of goodwill during the six-month period ended July 3, 2011 ($450,000) is wholly attributable to fluctuations in foreign currency exchange rates, as a portion of this asset is recorded on the books of the Company’s Irish subsidiary.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the six-month period ended July 3, 2011 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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
The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2010	$1,985
Provisions for warranties issued during the period	774
Fulfillment of warranty obligations	(724)
Foreign exchange rate changes	137

Balance as of July 3, 2011	$2,172

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency gains of $210,000 and $151,000 in the three-month and six-month periods in 2011, respectively, and net foreign losses of $8,000 and $173,000 in the three-month and six-month periods in 2010, respectively.
As of July 3, 2011, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	200,000,000 Japanese Yen
U.S. Dollar/Euro	14,310,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of July 3, 2011 and December 31, 2010 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance			Balance
	Sheet	July 3,	December 31,	Sheet	July 3,	December 31,
	Location	2011	2010	Location	2011	2010

Currency forward contracts	Prepaid expenses and other current assets	$209	$83	Accrued expenses	$13	$125
Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2011 and July 4, 2010 were as follows (in thousands):

	Location of	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Gain (Loss)	Recognized in Income on
	Recognized	Derivatives		Recognized	Derivatives
	in Income	Three-months ended		in Income	Six-months ended
	on	July 3,	July 4,	on	July 3,	July 4,
	Derivatives	2011	2010	Derivatives	2011	2010
Currency forward contracts	Foreign currency gain (loss)	$126	$(206)	Foreign currency gain (loss)	$128	$(274)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11:   Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of July 3, 2011, the Company had 7,063,000 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (5,570,640) and the 2007 Stock Option and Incentive Plan (1,492,360). Each of these plans expires ten years from the date the plan was approved. The 2001 General Stock Option Plan will expire in December of 2011. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the six-month period ended July 3, 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2010	4,318	$20.05
Granted	927	30.40
Exercised	(1,004)	20.87
Forfeited or expired	(52)	22.00

Outstanding as of July 3, 2011	4,189	$ 22.15	7.2	$ 58,091

Exercisable as of July 3, 2011	1,638	$ 20.36	5.1	$ 25,707

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Risk-free rate	3.6%	3.2%	3.6%	3.4%
Expected dividend yield	1.0%	1.4%	1.0%	1.3%
Expected volatility	42%	44%	42%	44%
Expected term (in years)	5.2	5.2	5.4	5.3
Risk-free rate
The risk-free rate was based upon a U.S. treasury instrument whose term was consistent with the contractual term of the option.
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 3, 2011 and July 4, 2010 were $11.95 and $6.89, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended July 3, 2011 and July 4, 2010 were $11.77 and $7.10, respectively.

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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 3, 2011 were $1,957,000 and $654,000, respectively, and for the three-month period ended July 4, 2010 were $427,000 and $143,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 3, 2011 were $4,309,000 and $1,445,000, respectively, and for the six-month period ended July 4, 2010 were $394,000 and $124,000, respectively. No compensation expense was capitalized as of July 3, 2011 or December 31, 2010.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Product cost of revenue	$ 105	$ 14	$ 270	$ 72
Service cost of revenue	39	11	109	12
Research, development, and engineering	529	83	1,338	334
Selling, general, and administrative	1,284	319	2,592	(24)

	$1,957	$ 427	$ 4,309	$ 394

The total intrinsic values of stock options exercised for the three-month periods ended July 3, 2011 and July 4, 2010 were $7,969,000 and $38,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 3, 2011 and July 4, 2010 were $12,637,000 and $51,000, respectively.
As of July 3, 2011, total unrecognized compensation expense related to non-vested stock options was $9,939,000, which is expected to be recognized over a weighted-average period of 1.9 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 3, 2011, the Company had repurchased a total of 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the six-month period ended July 3, 2011. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Six-months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Income tax at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1	1	1	1
Foreign tax rate differential	(13)	(13)	(13)	(13)

Income tax provision	23%	23%	23%	23%

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the six-month period ended July 3, 2011, the Company recorded a $298,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $149,000 was recorded in the three-month period ended July 3, 2011. Estimated interest and penalties included in these amounts totaled $41,000 for the six-month period ended July 3, 2011, of which $20,000 was recorded in the three-month period ended July 3, 2011.
The Company’s reserve for income taxes, including gross interest and penalties of $1,238,000, was $5,694,000 as of July 3, 2011. All of the Company’s liabilities for uncertain tax positions are classified as non-current as of July 3, 2011. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $160,000 that would be recorded through Additional Paid in Capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $500,000 to $1,000,000 over the next twelve months.
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
NOTE 14:  Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Basic weighted-average common shares outstanding	41,842	39,683	41,586	39,675
Effect of dilutive stock options	968	110	946	61

Weighted-average common and common-equivalent shares outstanding	42,810	39,793	42,532	39,736

Stock options to purchase 968,676 and 728,572 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 3, 2011, respectively, and 3,384,286 and 3,859,914 for the same periods in 2010, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 15:   Segment Information
The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacture of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, papers, non-wovens, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that senior management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding stock-based compensation expense.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes information about the segments (in thousands):

Three-months Ended			Reconciling
July 3, 2011	MVSD	SISD	Items	Consolidated

Product revenue	$70,942	$6,624	$-	$77,566
Service revenue	1,834	3,993	-	5,827
Operating income	26,587	2,022	(4,567)	24,042

Six-months Ended			Reconciling
July 3, 2011	MVSD	SISD	Items	Consolidated

Product revenue	$133,759	$12,684	$-	$146,443
Service revenue	3,803	7,541	-	11,344
Operating income	48,614	3,019	(10,223)	41,410

Three-months Ended			Reconciling
July 4, 2010	MVSD	SISD	Items	Consolidated

Product revenue	$59,345	$7,722	$-	$67,067
Service revenue	1,653	3,091	-	4,744
Operating income	22,939	1,330	(5,028)	19,241

Six-months Ended			Reconciling
July 4, 2010	MVSD	SISD	Items	Consolidated

Product revenue	$109,005	$12,675	$-	$121,680
Service revenue	3,150	5,948	-	9,098
Operating income	38,384	1,002	(8,893)	30,493
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
NOTE 16:  Dividends
On May 2, 2011, the Company’s Board of Directors declared a cash dividend of $0.09 per share. The dividend was paid on June 17, 2011 to all shareholders of record at the close of business on June 3, 2011.
On July 28, 2011, the Company’s Board of Directors declared a cash dividend of $0.09 per share. The dividend is payable on September 16, 2011 to all shareholders of record at the close of business on September 2, 2011.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, and growth and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to penetrate new markets; (4) the inability to achieve significant international revenue; (5) fluctuations in foreign currency exchange rates; (6) the loss of a large customer; (7) the inability to attract and retain skilled employees; (8) the reliance upon key suppliers to manufacture and deliver critical components for our products; (9) the failure to effectively manage product transitions or accurately forecast customer demand; (10) the inability to design and manufacture high-quality products; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the inability to protect our proprietary technology and intellectual property; (14) our involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (18) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as Part II- Item 1A of this report. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
•
Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, pharmaceutical, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 74% of total revenue in the second quarter of 2011.

•
Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 13% of total revenue in the second quarter of 2011.

•
Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in the second quarter of 2011.

Revenue for the second quarter of 2011 totaled $83,393,000, representing a 16% increase from the second quarter of 2010. The higher revenue contributed to a gross margin of 77% of revenue in the second quarter of 2011, compared to 74% of revenue in the same period of 2010. Operating expenses increased by $6,119,000 over the prior year’s second quarter due primarily to expenses associated with increased headcount in strategic areas, higher stock-based compensation expense, and the impact of foreign currency exchange rate changes. As a result, the Company generated an operating profit of $24,042,000, or 29% of revenue, in the second quarter of 2011, compared to an operating profit of $19,241,000, or 27% of revenue, in the second quarter of 2010.
Results of Operations
Revenue
Revenue increased by $11,582,000, or 16%, over the equivalent three-month period in 2010 and increased by $27,009,000, or 21%, over the equivalent six-month period in 2010. Increases in both periods were primarily due to higher sales to customers in the factory automation market.
Factory Automation
Sales to manufacturing customers in the factory automation area, which are included in the Company’s MVSD segment, represented 74% and 72% of total revenue for the three-month and six-month periods in 2011, respectively, compared to 69% and 70% for the same periods in 2010. Sales to these customers increased by $12,002,000, or 24%, for the three-month period and increased by $22,387,000, or 25%, for the six-month period. A weaker U.S. Dollar in 2011 compared to the prior year contributed to the higher revenue, as sales denominated in foreign currencies were translated to U.S. Dollars. Excluding the impact of foreign exchange rate changes on revenue, sales to factory automation customers increased by $9,261,000, or 19%, for the three-month period and increased by $19,652,000, or 22%, for the six-month period. The increases were experienced in the Americas and Europe, where the Company has a broad base of factory automation customers, and in Asia, particularly in China, where the Company has expanded its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. Revenue in Japan was lower for both the three-month and six-month periods as manufacturers in this region continue to recover from the March 11th earthquake.
Sales to factory automation customers increased by $9,374,000, or 18%, from the first quarter of 2011. However, we anticipate revenue for this market will be down slightly for the third quarter compared to the second quarter of 2011 due to lower demand typically experienced during the summer months, particularly from our European customers. We also expect demand from our Japanese customers to continue to be negatively impacted in the third quarter by the aftermath of the March earthquake.
Semiconductor and Electronics Capital Equipment
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 13% and 15% of total revenue for the three-month and six-month periods in 2011, respectively, compared to 16% for those same periods in 2010. Sales to these customers decreased by $224,000, or 2%, for the three-month period and increased by $3,020,000, or 14%, for the six-month period. Although sales to these customers decreased from the first quarter to the second quarter of 2011, a relatively strong first quarter contributed to the overall increase that occurred for the six-month period. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 13% of total revenue for both the three-month and six-month periods in 2011, compared to 15% and 14% for the same periods in 2010. Revenue from these customers decreased by $196,000, or 2%, for the three-month period due to lower product revenue, primarily resulting from two significant Japanese orders for which revenue was recognized in the second quarter of 2010 that did not repeat in 2011, partially offset by higher service revenue. In the six-month period, revenue from these customers increased by $1,602,000, or 9%, as a result of higher service revenue from customer installations, training, and support. The revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $10,499,000, or 16%, for the three-month period and increased by $24,763,000, or 20%, for the six-month period due primarily to a higher volume of vision systems sold to customers in the factory automation market. The impact of the higher volume was partially offset by lower average selling prices, as the Company introduced new products at lower price points.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, education, consulting, and installation services, increased by $1,083,000, or 23%, for the three-month period and increased by $2,246,000, or 25%, for the six-month period primarily due to higher revenue from SISD installation, training, and support services, as well as higher revenue from MVSD consulting services. Service revenue was consistent as a percentage of total revenue at 7% for both the three-month and six-month periods of 2011 and 2010.
Gross Margin
Gross margin as a percentage of revenue was 77% and 76% for the three-month and six-month periods in 2011, respectively, compared to 74% and 73% for the same periods in 2010. This increase was due to higher MVSD and SISD margins, as well as a greater percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.
MVSD Margin
MVSD gross margin as a percentage of revenue was 81% and 80% for the three-month and six-month periods in 2011, respectively, compared to 79% for the same periods in 2010. The increase in MVSD margin was primarily due to manufacturing efficiencies achieved from higher revenue levels, as certain fixed manufacturing costs were spread over a higher revenue base.
SISD Margin
SISD gross margin as a percentage of revenue was 51% and 49% for the three-month and six-month periods in 2011, respectively, compared to 45% and 43% for the same periods in 2010. The increase in SISD margin was primarily due to improved service margins, as well as improved product margins resulting from low-cost sourcing initiatives and a greater volume of system upgrades in the second quarter of 2011, which yield higher margins than new systems.
Product Margin
Product gross margin as a percentage of revenue was 79% and 78% for the three-month and six-month periods in 2011, respectively, compared to 76% for those same periods in 2010. This increase was due to higher MVSD and SISD product margins as described above, as well as a greater percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems.
Service Margin
Service gross margin as a percentage of revenue was 50% and 45% for the three-month and six-month periods in 2011, respectively, compared to 41% and 36% for the same periods in 2010. The increase in service margin was primarily due to a higher volume of SISD installation and support services, with only slight increases to the related costs.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $2,430,000, or 30%, over the equivalent three-month period in 2010 and increased by $3,809,000, or 24%, over the equivalent six-month period in 2010. MVSD RD&E expenses increased by $2,571,000, or 36%, for the three-month period and increased by $4,032,000, or 28%, for the six-month period, while SISD RD&E expenses decreased by $141,000, or 15%, for the three-month period and decreased by $223,000, or 12%, for the six-month period.
The table below details the $2,571,000 and $4,032,000 net increase in MVSD RD&E for the three-month and six-month periods, respectively:

	Three-Month	Six-Month
	Period	Period
MVSD RD&E expenses in 2010	$7,162	$14,394
Personnel-related costs	1,096	2,185
Stock-based compensation expense	432	1,002
Patent-related costs	180	243
Foreign currency exchange rate changes	212	162
Company bonus accruals	223	79
Other	428	361

MVSD RD&E expenses in 2011	$9,733	$18,426

Over the past few quarters, the Company has increased RD&E headcount in strategic areas, resulting in higher personnel-related costs, such as salaries and fringe benefits. The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2011, higher costs to patent new technology, and increased company bonus accruals based on the Company’s operating income margin. In addition, a weaker U.S. Dollar in 2011 compared to the prior year resulted in higher RD&E costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.
The decrease in SISD RD&E expenses for both the three-month and six-month periods was primarily due to a change in personnel mix, resulting in savings in salaries, fringe benefits, and company bonus expense ($122,000 for the three-month period and $230,000 for the six-month period).
RD&E expenses as a percentage of revenue were 13% for both the three-month and six-month periods in 2011, compared to 11% and 12% for the same periods in 2010. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID products business and the further development of a “Vision System on a Chip.” In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $3,728,000, or 14%, over the equivalent three-month period in 2010 and increased by $9,267,000, or 19%, over the equivalent six-month period in 2010. MVSD SG&A expenses increased by $5,259,000, or 29%, for the three-month period and increased by $10,633,000, or 30%, for the six-month period, while SISD SG&A expenses increased by $152,000, or 6%, for the three-month period and increased by $366,000, or 7%, for the six-month period. Corporate expenses that are not allocated to either division decreased by $1,683,000, or 35%, for the three-month period and decreased by $1,732,000, or 20%, for the six-month period.
The table below details the $5,259,000 and $10,633,000 net increase in MVSD SG&A for the three-month and six-month periods, respectively:

	Three-Month	Six-Month
	Period	Period
MVSD SG&A expenses in 2010	$18,287	$35,201
Personnel-related costs	2,735	5,353
Foreign currency exchange rate changes	1,412	1,814
Stock-based compensation expense	553	1,607
Marketing and promotional expenses	674	1,387
Other	(115)	472

MVSD SG&A expenses in 2011	$23,546	$45,834

Over the past few quarters, the Company has increased SG&A headcount in strategic areas, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2011. For the six-month period, the increase in stock-based compensation was also due to a high level of credits recorded in the first quarter of 2010 related to forfeited options. Other increases included higher spending on marketing and promotional activities intended to grow factory automation revenue and the unfavorable impact of changes in foreign currency exchange rates.
The increase in SISD SG&A expense was primarily due to the unfavorable impact of changes in foreign currency exchange rates ($126,000 for the three-month period and $165,000 for the six-month period) and increased stock-based compensation expense ($87,000 for the three-month period and $142,000 for the six-month period).
The decrease in corporate expenses was due to lower legal fees primarily related to patent infringement actions ($1,845,000 for the three-month period and $3,207,000 for the six-month period). These savings were partially offset by increased stock-based compensation expense due to a higher valuation of stock options ($307,000 for the three-month period and $852,000 for the six-month period). For the six-month period, the Company also incurred costs associated with the Company’s 30th Anniversary parties held in the first quarter of 2011 ($480,000).
Nonoperating Income (Expense)
The Company recorded foreign currency gains of $210,000 and $151,000 for the three-month and six-month periods in 2011, respectively, compared to losses of $8,000 and $173,000 for the same periods in 2010. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income increased by $389,000, or 126%, for the three-month period and increased by $737,000, or 130%, for the six-month period. For the three-month period, the increase was primarily due to improving yields on the Company’s portfolio of debt securities. For the six-month period, the increase was primarily due to improving yields, as well as an increase in funds available for investment.
The Company recorded other expense of $148,000 and $353,000 for the three-month and six-month periods in 2011, respectively, compared to other expense of $156,000 and $402,000 for the three-month and six-month periods in 2010. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.
Income Tax Expense (Benefit)
The Company’s effective tax rate was 23% for both the three-month and six-month periods in 2011 and 2010. There were no discrete tax events in any period.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $353,388,000 as of July 3, 2011. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six-month period in 2011 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, capital expenditures, and the payment of dividends. Capital expenditures for the six-month period in 2011 totaled $3,625,000 and consisted primarily of expenditures for computer hardware, computer software, and manufacturing test equipment for new product introductions.
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of July 3, 2011, the Company had contributed $19,886,000 to the partnership. No contributions were made and no distributions were received during the six-month period in 2011. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including dividends of $0.08 per share in the first quarter of 2011 and $0.09 per share in the second quarter of 2011 that amounted to $7,096,000 for the six-month period in 2011. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 3, 2011, the Company had repurchased 1,038,797 shares at a cost of $20,000,000 under this program. The Company did not purchase any shares under this program during the six-month period in 2011. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
The Company believes that its existing cash, cash equivalents, and investments balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 3, 2011, the Company had approximately $347,455,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
New Pronouncements
In the second quarter of 2011, the Financial Accounting Standards Board (FASB) issued the following accounting standards updates aimed at converging U.S. GAAP with international standards.
Accounting Standards Update (ASU) 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

The amendments in this ASU change certain aspects of the fair value measurement guidance in Accounting Standards Codification (ASC) 820, “Fair Value Measurement”, including the application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. ASU 2011-04 must be applied prospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the impact of this ASU.
Accounting Standards Update (ASU) 2011-05, “Comprehensive Income”
The amendments in this ASU revise the manner in which companies present comprehensive income in their financial statements. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income (OCI), as well as a cumulative total for comprehensive income. This ASU does not change the items that must be reported in OCI. ASU 2011-05 must be applied retrospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the presentation options required by this ASU.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2010.
ITEM 4:   CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The language below has been added to an existing risk factor previously included on Form 10-K to address the current risks associated with international sales.

Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.

On March 11, 2011, a large earthquake hit the northeast region of Japan. While the majority of our customers located in Japan are outside of the affected areas, certain customers requested that orders totaling approximately $800,000, originally scheduled for March shipment, be pushed to April. The remaining orders that were on the backlog at the time of the earthquake, and any new orders, were fulfilled from our Cork, Ireland distribution center. Our Koriyama, Japan distribution center suspended shipments for approximately five weeks, but began shipping product again in April. Cognex does not manufacture in Japan.

Our key suppliers located in Japan are up and running, subject to power outages. Cognex has a policy of maintaining strategic inventory reserves of critical components. We have taken action to secure additional supply of Japanese-manufactured critical parts, such as imagers. For this reason, we do not expect significant supply disruption as a result of the earthquake. There is uncertainty, however, regarding how demand from our customers will be impacted in the third quarter and beyond, as the aftermath of this disaster continues to unfold through layers of the supply chain. A decrease in demand for our products and services, or the postponement or cancellation of orders from our customers, could negatively impact our business and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total		Part of Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
	Purchased	Paid per Share	Programs (1)	Programs
April 4 – May 1, 2011	-	-	-	$30,000,000
May 2 – May 29, 2011	-	-	-	$30,000,000
May 30 – July 3, 2011	-	-	-	$30,000,000

Total	-	-	-	$30,000,000
(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
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

101 – xBRL (Extensible Business Reporting Language)
The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended July 3, 2011, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2011 and July 4, 2010; (ii) Consolidated Balance Sheets as of July 3, 2011 and December 31, 2010; (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the six-month period ended July 3, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the six-month periods ended July 3, 2011 and July 4, 2010; and (v) Notes to Consolidated Financial Statements.
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

Date: August 1, 2011		COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Chief Financial Officer
(duly authorized officer, principal financial and accounting officer)