Form 10-Q
period 2011-10-02
COGNEX CORP
filed 2011-11-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2011 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-34218
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☐                      No ☑
     As of October 2, 2011, there were 42,074,893 shares of Common Stock, $.002 par value, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue
Product	$74,165	$69,288	$220,608	$190,968
Service	5,920	5,705	17,264	14,803

	80,085	74,993	237,872	205,771

Cost of revenue
Product	15,705	15,537	47,258	44,362
Service	3,248	3,376	9,457	9,209

	18,953	18,913	56,715	53,571

Gross margin
Product	58,460	53,751	173,350	146,606
Service	2,672	2,329	7,807	5,594

	61,132	56,080	181,157	152,200

Research, development, and engineering expenses	10,608	7,961	30,596	24,140
Selling, general, and administrative expenses	28,135	25,857	86,762	75,217
Restructuring charges	—	(13)	—	75

Operating income	22,389	22,275	63,799	52,768

Foreign currency gain (loss)	(231)	102	(80)	(71)
Investment income	917	384	2,219	949
Other expense	(156)	(129)	(509)	(531)

Income before income tax expense	22,919	22,632	65,429	53,115

Income tax expense	4,882	4,487	14,659	11,498

Net income	$18,037	$18,145	$50,770	$41,617

Earnings per weighted-average common and common-equivalent share:
Basic	$0.43	$0.46	$1.22	$1.05
Diluted	$0.42	$0.45	$1.19	$1.05

Weighted-average common and common-equivalent shares outstanding:
Basic	42,128	39,729	41,765	39,693

Diluted	42,976	39,917	42,682	39,792

Cash dividends per common share	$0.09	$0.06	$0.26	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$30,175	$33,203
Short-term investments	142,409	147,823
Accounts receivable, less reserves of $1,190 and $1,235 in 2011 and 2010, respectively	45,827	45,901
Inventories	28,595	22,717
Deferred income taxes	6,498	6,302
Prepaid expenses and other current assets	20,835	23,059

Total current assets	274,339	279,005

Long-term investments	173,521	102,055
Property, plant, and equipment, net	30,869	29,596
Deferred income taxes	15,814	15,555
Intangible assets, net	19,969	23,130
Goodwill	82,277	82,204
Other assets	1,718	1,559

	$598,507	$533,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,388	$7,153
Accrued expenses	30,296	29,346
Accrued income taxes	2,006	7,771
Deferred revenue and customer deposits	13,165	10,162

Total current liabilities	52,855	54,432

Reserve for income taxes	4,291	5,361

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 42,075 and 41,065 shares in 2011 and 2010, respectively	84	82
Additional paid-in capital	129,845	102,620
Retained earnings	419,699	379,826
Accumulated other comprehensive loss, net of tax	(8,267)	(9,217)

Total shareholders’ equity	541,361	473,311

	$598,507	$533,104

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Income	Equity
Balance as of December 31, 2010	41,065	$82	$102,620	$379,826	$(9,217)		$473,311
Issuance of common stock under stock option plans	1,347	3	27,834	—	—		27,837
Stock-based compensation expense	—	—	5,829	—	—		5,829
Excess tax benefit from stock option exercises	—	—	3,624	—	—		3,624
Reduction of tax benefit for research and development credits as a result of stock option accounting	—	—	(63)				(63)
Repurchase of common stock	(337)	(1)	(9,999)				(10,000)
Payment of dividends	—	—	—	(10,897)	—		(10,897)
Comprehensive income:
Net income	—	—	—	50,770	—	$50,770	50,770
Net unrealized gain on available-for-sale investments, net of tax of $62	—	—	—	—	48	48	48
Foreign currency translation adjustment, net of tax of $26	—	—	—	—	902	902	902

Comprehensive income						$51,720

Balance as of October 2, 2011 (unaudited)	42,075	$84	$129,845	$419,699	$(8,267)		$541,361

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 2,	October 3,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$50,770	$41,617
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,829	1,672
Depreciation of property, plant, and equipment	4,082	3,441
Amortization of intangible assets	3,181	3,788
Amortization of premiums/discounts on investments	4,675	1,972
Tax effect of stock option exercises	(3,624)	(81)
Change in deferred income taxes	(359)	(2,397)
Change in operating assets and liabilities	(2,184)	(3,264)

Net cash provided by operating activities	62,370	46,748

Cash flows from investing activities:
Purchases of investments	(288,045)	(178,080)
Maturities and sale of investments	217,495	58,676
Purchases of property, plant, and equipment	(5,545)	(3,307)
Cash received related to disposition	—	315

Net cash used in investing activities	(76,095)	(122,396)

Cash flows from financing activities:
Issuance of common stock under stock option plans	27,837	7,324
Stock option buyback	—	(83)
Repurchase of common stock	(10,000)	—
Payment of dividends	(10,897)	(6,747)
Tax effect of stock option exercises	3,624	81

Net cash provided by financing activities	10,564	575

Effect of foreign exchange rate changes on cash	133	(6,545)

Net decrease in cash and cash equivalents	(3,028)	(81,618)
Cash and cash equivalents at beginning of period	33,203	119,831

Cash and cash equivalents at end of period	$30,175	$38,213

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the Company’s financial position as of October 2, 2011, and the results of its operations for the three-month and nine-month periods ended October 2, 2011 and October 3, 2010, and changes in shareholders’ equity and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2011 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”
The amendments in this ASU change certain aspects of the fair value measurement guidance in Accounting Standards Codification (ASC) 820, “Fair Value Measurement” in order to make U.S. GAAP and international standards more consistent. These changes include the application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. ASU 2011-04 must be applied prospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the impact of this ASU.
Accounting Standards Update (ASU) 2011-05, “Comprehensive Income”
The amendments in this ASU revise the manner in which companies present comprehensive income in their financial statements in order to make U.S. GAAP and international standards more consistent. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income (OCI), as well as a cumulative total for comprehensive income. This ASU does not change the items that must be reported in OCI. ASU 2011-05 must be applied retrospectively. On October 21, 2011, the Financial Accounting Standards Board (FASB) proposed a deferral of the requirement to present reclassifications of OCI on the face of the income statement. Management is awaiting the FASB’s final decision and will evaluate the impact of this ASU at that time.
Accounting Standards Update (ASU) 2011-08, “Testing Goodwill For Impairment”
In the third quarter of 2011, the Financial Accounting Standards Board (FASB) issued an ASU aimed at simplifying entities’ annual goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is allowed. Management has elected to adopt this standard early and will apply the provisions of this ASU to its 2011 annual analysis of goodwill.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 (in thousands):

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)
Assets:
Money market instruments	$2,137	$—
Municipal bonds	—	120,209
Corporate bonds	—	125,329
Agency bonds	—	45,170
Sovereign bonds	—	12,971
Covered bonds	—	6,318
Currency forward contracts	13	—

Liabilities:
Currency forward contracts	370	—
The majority of the Company’s investments are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. These investments are priced daily by a large, third-party pricing service. The service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the current day’s valuations. The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1. The Company did not record an other-than-temporary impairment of investments in the nine-month period ended October 2, 2011. Further discussion of management’s analysis related to an other-than-temporary impairment is included in Note 4.
The Company’s forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore classified as Level 1.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is measured at fair value on a non-recurring basis. The fair value of the Company’s limited partnership interest is based upon valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The amount determined to be fair value also incorporates the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Management monitors the carrying value of this investment compared to its fair value to determine if an other-than-temporary impairment has occurred. If a decline in fair value is considered to be other-than-temporary, an impairment charge would be recorded to reduce the carrying value of the asset to its fair value. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset in the nine-month period ended October 2, 2011 as there was no indication of impairment during this period.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended October 2, 2011.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 2,	December 31,
	2011	2010
Cash	$28,038	$26,650
Money market instruments	2,137	6,553

Cash and cash equivalents	30,175	33,203

Treasury bills	—	2,494
Municipal bonds	49,626	75,457
Corporate bonds	60,123	34,543
Agency bonds	31,276	15,979
Sovereign bonds	—	19,350
Covered bonds	1,384	—

Short-term investments	142,409	147,823

Municipal bonds	70,583	34,794
Corporate bonds	65,206	36,762
Agency bonds	13,894	21,025
Sovereign bonds	12,971	—
Covered bonds	4,934	3,541
Limited partnership interest (accounted for using cost method)	5,933	5,933

Long-term investments	173,521	102,055

	$346,105	$283,081

The Company’s portfolio consists of treasury bills, municipal bonds, corporate bonds, agency bonds, sovereign bonds, and covered bonds. Treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; corporate bonds consist of debt securities issued by both international and domestic companies; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; sovereign bonds consist of direct debt issued by international governments (Germany as of October 2, 2011); and covered bonds consist of debt securities backed by governments, mortgages, or public sector loans.
The following table summarizes the Company’s available-for-sale investments as of October 2, 2011 (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Short-term:
Municipal bonds	$49,575	$57	$(6)	$49,626
Corporate bonds	60,879	9	(765)	60,123
Agency bonds	31,289	15	(28)	31,276
Covered bonds	1,384	—	—	1,384

Long-term:
Municipal bonds	70,413	227	(57)	70,583
Corporate bonds	65,143	162	(99)	65,206
Agency bonds	13,878	27	(11)	13,894
Sovereign bonds	12,768	203	—	12,971
Covered bonds	4,919	15	—	4,934

	$310,248	$715	$(966)	$309,997

The following tables summarize the Company’s gross unrealized losses and fair value for available-for-sale investments in an unrealized loss position as of October 2, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$31,230	$(62)	$704	$(1)	$31,934	$(63)
Corporate bonds	56,169	(839)	18,630	(25)	74,799	(864)
Agency bonds	19,663	(30)	8,608	(9)	28,271	(39)

	$107,062	$(931)	$27,942	$(35)	$135,004	$(966)

As of October 2, 2011, the Company did not identify an other-than-temporary impairment on these investments. In its evaluation, management considered the types of securities, the credit rating of the securities, the length of time the securities have been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these securities before its effective maturity or market price recovery. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $47,000 and $28,000, respectively, in the three-month period ended October 2, 2011, and $78,000 and $45,000, respectively, in the nine-month period ending October 2, 2011.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 2, 2011 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Municipal bonds	$49,626	$27,175	$19,999	$14,585	$8,824	$120,209
Corporate bonds	60,123	36,032	24,312	1,221	3,641	125,329
Agency bonds	31,276	11,499	2,395	—	—	45,170
Sovereign bonds	—	4,220	6,986	—	1,765	12,971
Covered bonds	1,384	4,934	—	—	—	6,318

	$142,409	$83,860	$53,692	$15,806	$14,230	$309,997
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of October 2, 2011, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions are received and contributions are requested at the discretion of Venrock’s management. No contributions were made and no distributions were received during the nine-month period in 2011.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 2,	December 31,
	2011	2010
Raw materials	$18,902	$14,791
Work-in-process	3,212	2,051
Finished goods	6,481	5,875

	$28,595	$22,717

NOTE 6: Intangible Assets and Goodwill
The change in the carrying value of goodwill during the nine-month period ended October 2, 2011 ($73,000) is wholly attributable to fluctuations in foreign currency exchange rates, as a portion of this asset is recorded on the books of the Company’s Irish subsidiary.
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the nine-month period ended October 2, 2011 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor market conditions, and changes in market conditions could result in an impairment of goodwill or other intangible assets in a future period.
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
The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2010	$1,985
Provisions for warranties issued during the period	1,342
Fulfillment of warranty obligations	(1,236)
Foreign exchange rate changes	19

Balance as of October 2, 2011	$2,110

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
These forward contracts do not qualify for hedge accounting. Both the underlying exposure and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded a net foreign currency loss of $231,000 in the three-month period ended October 2, 2011 and a net foreign currency gain of $102,000 in the three-month period ended October 3, 2010. The Company recorded net foreign currency losses of $80,000 and $71,000 in the nine-month periods ended October 2, 2011 and October 3, 2010, respectively.
As of October 2, 2011, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount
Japanese Yen/Euro	350,000,000 Japanese Yen
U.S. Dollar/Euro	11,310,000 U.S. Dollars
Information regarding the fair value of the forward contracts outstanding as of October 2, 2011 and December 31, 2010 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	October 2,	December 31,	Sheet	October 2,	December 31,
	Location	2011	2010	Location	2011	2010
Currency forward contracts	Prepaid expenses and other current assets	$13	$83	Accrued expenses	$370	$125
Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2011 and October 3, 2010 were as follows (in thousands):

	Location of	Amount of Loss		Location of	Amount of Gain (Loss)
	Loss	Recognized in Income on		Gain (Loss)	Recognized in Income on
	Recognized	Derivatives		Recognized	Derivatives
	in Income	Three-months ended		in Income	Nine-months ended
	on	October 2,	October 3,	on	October 2,	October 3,
	Derivatives	2011	2010	Derivatives	2011	2010
Currency forward contracts	Foreign currency loss	$ (171)	$(88)	Foreign currency loss	$ (43)	$185

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of October 2, 2011, the Company had 7,013,112 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (5,519,627) and the 2007 Stock Option and Incentive Plan (1,493,485). Each of these plans expires ten years from the date the plan was approved. The 2001 General Stock Option Plan will expire in December of 2011, unless the Company’s shareholders approve an amendment and restatement of the plan which would extend the plan until September of 2021. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the nine-month period ended October 2, 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2010	4,318	$20.05
Granted	986	30.43
Exercised	(1,351)	20.70
Forfeited or expired	(67)	21.96

Outstanding as of October 2, 2011	3,886	$22.46	7.2	$21,850

Exercisable as of October 2, 2011	1,305	$20.39	4.9	$8,989

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Risk-free rate	3.6%	3.2%	3.6%	3.4%
Expected dividend yield	1.0%	1.4%	1.0%	1.3%
Expected volatility	42%	44%	42%	44%
Expected term (in years)	5.2	5.3	5.4	5.3
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended October 2, 2011 and October 3, 2010 were $11.89 and $6.89, respectively. The weighted-average grant-

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
date fair values of stock options granted during the nine-month periods ended October 2, 2011 and October 3, 2010 were $11.78 and $7.10, respectively.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 2, 2011 were $1,520,000 and $502,000, respectively, and for the three-month period ended October 3, 2010 were $1,278,000 and $421,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 2, 2011 were $5,829,000 and $1,947,000, respectively, and for the nine-month period ended October 3, 2010 were $1,672,000 and $552,000, respectively. No compensation expense was capitalized as of October 2, 2011 or December 31, 2010.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Product cost of revenue	$80	$63	$350	$135
Service cost of revenue	27	32	136	44
Research, development, and engineering	394	346	1,732	680
Selling, general, and administrative	1,019	837	3,611	813

	$1,520	$1,278	$5,829	$1,672

The total intrinsic values of stock options exercised for the three-month periods ended October 2, 2011 and October 3, 2010 were $5,254,000 and $2,004,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended October 2, 2011 and October 3, 2010 were $17,808,000 and $2,055,000, respectively.
The total fair values of stock options vested for the three-month periods ended October 2, 2011 and October 3, 2010 were $469,000 and $557,000, respectively. The total fair values of stock options vested for the nine-month periods ended October 2, 2011 and October 3, 2010 were $9,846,000 and $12,790,000, respectively. As of October 2, 2011, total unrecognized compensation expense related to non-vested stock options was $8,789,000, which is expected to be recognized over a weighted-average period of 1.6 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of October 2, 2011, the Company had repurchased a total of 1,375,875 shares at a cost of $30,000,000 under this program, including 337,078 shares at a cost of $10,000,000 during the third quarter of 2011. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three-months Ended		Nine-months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Income tax at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1	1	1	1
Foreign tax rate differential	(13)	(13)	(13)	(13)
Discrete tax events	(2)	(3)	(1)	(1)
Other	—	—	—	—

Income tax provision	21%	20%	22%	22%

The Company’s effective tax rates were provisions of 21% and 22% for the three-month and nine-month periods ended in 2011, respectively, compared to provisions of 20% and 22% for the same periods in 2010.
The Company’s effective tax rate for the third quarter of 2011 included a decrease in tax expense of $808,000 due to the expiration of the statutes of limitations for certain reserves for income tax uncertainties, along with a decrease in tax expense of $155,000 resulting from the Company’s settlement of its Advanced Pricing Agreement between Japan and Ireland. These reductions in tax expense were partially offset by the final true-up of the prior year’s tax accrual upon filing the actual tax returns, which increased tax expense by $574,000. In addition, a deferred tax asset and a related valuation allowance of $2,457,000 were recognized for incremental foreign tax credits in the United States generated in 2010. These credits may be utilized in a future period and would be reversed if appropriate at that time. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 21% for the three-month period in 2011 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2011.
The Company’s effective tax rate for the third quarter of 2010 included a decrease in tax expense of $462,000 due to the settlement of the Competent Authority tax case with Japan, a decrease in tax expense of $151,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and a decrease in tax expense of $105,000 upon the expiration of statutes of limitations for certain reserves for income tax uncertainties. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 20% for the three-month period in 2010 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2010.
Excluding these discrete tax events, the Company’s effective tax rate remained a provision of 23% of the Company’s pretax income for both 2011 and 2010.
During the nine-month period ended October 2, 2011, excluding the impact of discrete events, the Company recorded a $478,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $179,000 was recorded in the three-month period ended October 2, 2011. Estimated interest and penalties included in these amounts totaled $61,000 for the nine-month period ended October 2, 2011, of which $20,000 was recorded in the three-month period ended October 2, 2011.
The Company’s reserve for income taxes, including gross interest and penalties of $1,158,000, was $4,849,000 as of October 2, 2011, of which $558,000 are classified as current and $4,291,000 are classified as non-current. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $147,000 that would be recorded through Additional Paid in Capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $250,000 to $500,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts and California. The tax years 2007 through 2010 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Basic weighted-average common shares outstanding	42,128	39,729	41,765	39,693
Effect of dilutive stock options	848	188	917	99

Weighted-average common and common-equivalent shares outstanding	42,976	39,917	42,682	39,792

Stock options to purchase 1,007,991 and 821,035 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 2, 2011, respectively, and 3,665,742 and 3,441,414 for the same periods in 2010, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The following table summarizes information about the Company’s segments (in thousands):

Three-months Ended			Reconciling
October 2, 2011	MVSD	SISD	Items	Consolidated
Product revenue	$66,404	$7,761	$—	$74,165
Service revenue	1,771	4,149	—	5,920
Operating income	23,422	2,891	(3,924)	22,389

Nine-months Ended			Reconciling
October 2, 2011	MVSD	SISD	Items	Consolidated
Product revenue	$200,163	$20,445	$—	$220,608
Service revenue	5,574	11,690	—	17,264
Operating income	72,036	5,910	(14,147)	63,799

Three-months Ended			Reconciling
October 3, 2010	MVSD	SISD	Items	Consolidated
Product revenue	$61,454	$7,834	$—	$69,288
Service revenue	1,618	4,087	—	5,705
Operating income	24,651	2,290	(4,666)	22,275

Nine-months Ended			Reconciling
October 3, 2010	MVSD	SISD	Items	Consolidated
Product revenue	$170,459	$20,509	$—	$190,968
Service revenue	4,768	10,035	—	14,803
Operating income	63,035	3,292	(13,559)	52,768

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
NOTE 16: Subsequent Events
On November 1, 2011, the Company’s Board of Directors declared a cash dividend of $0.10 per share. The dividend is payable on December 16, 2011 to all shareholders of record at the close of business on December 2, 2011.
In addition, on November 1, 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of Cognex common stock in open market transactions to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the existing $50,000,000 repurchase program, of which approximately $20,000,000 remains available.

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
•	Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this segment includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, medical devices, packaging, pharmaceutical, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 74% of total revenue in the third quarter of 2011.

•	Semiconductor and electronics capital equipment manufacturers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 11% of total revenue in the third quarter of 2011.

•	Surface inspection customers are manufacturers of materials processed in a continuous fashion, such as metals, paper, non-wovens, plastics, and glass. These customers need sophisticated machine vision to detect and classify defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in the third quarter of 2011.
Revenue for the third quarter of 2011 totaled $80,085,000, representing a 7% increase from the third quarter of 2010. Gross margin was 76% of revenue in the third quarter of 2011, compared to 75% of revenue in the same period of 2010. Operating expenses increased by $4,938,000 over the prior year’s third quarter due primarily to expenses associated with increased headcount in strategic areas and the unfavorable impact of changes in foreign currency exchange rates. The Company generated an operating profit of $22,389,000, or 28% of revenue, in the third quarter of 2011, compared to an operating profit of $22,275,000, or 30% of revenue, in the third quarter of 2010.
Results of Operations
Revenue
Revenue increased by $5,092,000, or 7%, over the equivalent three-month period in 2010 and increased by $32,101,000, or 16%, over the equivalent nine-month period in 2010. Increases in both periods were primarily due to higher sales to customers in the factory automation market.
Factory Automation
Sales to manufacturing customers in the factory automation area, which are included in the Company’s MVSD segment, represented 74% and 73% of total revenue for the three-month and nine-month periods in 2011, respectively, compared to 65% and 68% for the same periods in 2010. Sales to these customers increased by $10,858,000, or 22%, for the three-month period and increased by $33,244,000, or 24%, for the nine-month period. A weaker U.S. Dollar in 2011 compared to the prior year contributed to the higher revenue, as sales denominated in foreign currencies were translated to U.S. Dollars. Excluding the impact of foreign exchange rate changes on revenue, sales to factory automation customers increased by $7,704,000, or 16%, for the three-month period and increased by $27,369,000, or 20%, for the nine-month period. The largest dollar increases were experienced in the Americas and Europe, where the Company has a broad base of factory automation customers, and the largest percentage increase was experienced in Asia, where the Company has expanded its sales and support infrastructure, particularly in China, in order to access more of the machine vision market in this high-potential growth region. Revenue in Japan was lower for both the three-month and nine-month periods as business levels in 2011 have been negatively impacted by the earthquake that hit this region earlier in the year, as well as lower demand from electronics customers.
On a sequential basis, sales to factory automation customers decreased by $2,237,000, or 4%, from the second quarter of 2011. The Company typically experiences a sequential revenue decline in the third quarter due to lower demand during the summer months, particularly in Europe. However, this third quarter, sales to factory automation customers in Europe and the Americas were relatively flat from the second quarter. The sequential decrease came from a decline in factory automation revenue in Asia and Japan, primarily from customers that serve the electronics industry. We expect revenue for the factory automation market to increase for the fourth quarter compared to the third quarter of 2011.

Semiconductor and Electronics Capital Equipment
Sales to customers who make automation equipment for the semiconductor and electronics industries, which are included in the Company’s MVSD segment, represented 11% and 14% of total revenue for the three-month and nine-month periods in 2011, respectively, compared to 19% and 17% for the same periods in 2010. Sales to these customers decreased by $5,755,000, or 39%, for the three-month period and decreased by $2,734,000, or 8%, for the nine-month period. Revenue for this market has declined sequentially in each quarter of 2011. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection
Sales to surface inspection customers, which comprise the Company’s SISD segment, represented 15% and 13% of total revenue for the three-month and nine-month periods in 2011, respectively, compared to 16% and 15% for the same periods in 2010. Revenue from these customers was relatively flat for the three-month period and increased by $1,591,000, or 5%, for the nine-month period due to higher service revenue from customer installations, training, and support. The revenue reported each quarter can vary depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $4,877,000, or 7%, for the three-month period and increased by $29,640,000, or 16%, for the nine-month period due primarily to a higher volume of vision systems sold to customers in the factory automation market. The impact of the higher volume was partially offset by lower MVSD average selling prices, as the Company introduced new products at lower price points.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $215,000, or 4%, for the three-month period and $2,461,000, or 17%, for the nine-month period due to higher revenue from MVSD consulting services. In the nine-month period, this increase was also attributed to higher revenue from SISD installation, training, and support services. Service revenue was relatively consistent as a percentage of total revenue at 7% for both the three-month and nine-month periods in 2011, as compared to 8% and 7% for the same periods in 2010.
Gross Margin
Gross margin as a percentage of revenue was 76% for both the three-month and nine-month periods in 2011, respectively, compared to 75% and 74% for the same periods in 2010. This increase was primarily due to higher SISD margins, as well as a greater percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems. In the nine-month period, this increase was also attributed to higher MVSD margins.
MVSD Margin
MVSD gross margin as a percentage of revenue was 80% for both the three-month and nine-month periods in 2011, respectively, compared to 80% and 79% for the same periods in 2010. The increase in MVSD margin for the nine-month period was primarily due to certain manufacturing efficiencies achieved from higher revenue levels, as fixed manufacturing costs were spread over a higher revenue base.
SISD Margin
SISD gross margin as a percentage of revenue was 53% and 51% for the three-month and nine-month periods in 2011, respectively, compared to 46% and 44% for the same periods in 2010. The increase in SISD margin was due to improved product margins resulting from low-cost sourcing initiatives and higher average selling prices, as well as improved installation service margins.

Product Margin
Product gross margin as a percentage of revenue was 79% for both the three-month and nine-month periods in 2011, respectively, compared to 78% and 77% for the same periods in 2010. This increase was primarily due to higher SISD product margins as described above, as well as a higher percentage of total revenue from the sale of modular vision systems, which have higher margins than the sale of surface inspection systems. In the nine-month period, this increase was also attributed to higher MVSD product margins as described above.
Service Margin
Service gross margin as a percentage of revenue was 45% for both the three-month and nine-month periods in 2011, respectively, compared to 41% and 38% for the same periods in 2010. This increase was primarily due to improved margins from SISD installation services.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $2,647,000, or 33%, over the equivalent three-month period in 2010 and increased by $6,456,000, or 27%, over the equivalent nine-month period in 2010. MVSD RD&E expenses increased by $2,531,000, or 35%, for the three-month period and increased by $6,563,000, or 30%, for the nine-month period, while SISD RD&E expenses increased by $116,000, or 16%, for the three-month period and decreased by $107,000, or 4%, for the nine-month period.
The table below details the $2,531,000 and $6,563,000 net increase in MVSD RD&E for the three-month and nine-month periods, respectively:

	Three-Month	Nine-Month
	Period	Period
MVSD RD&E expenses in 2010	$7,216	$21,610
Personnel-related costs	1,104	3,258
Stock-based compensation expense	52	1,052
Outsourced engineering services	352	601
Foreign currency exchange rate changes	339	488
Patent-related costs	124	367
Company bonus accruals	241	319
Other	319	478

MVSD RD&E expenses in 2011	$9,747	$28,173

Over the past year, the Company has increased RD&E headcount in strategic areas, resulting in higher personnel-related costs. The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2011, higher costs from outsourced engineering services, higher costs to patent new technology, and increased company bonus accruals. In addition, a weaker U.S. Dollar in 2011 compared to the prior year resulted in higher RD&E costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.
The increase in SISD RD&E expenses for the three-month period was due to both increased company bonus accruals ($64,000) and higher costs from outsourced engineering services ($57,000). The decrease in SISD RD&E expenses for the nine-month period was primarily due to a change in personnel mix, resulting in lower personnel-related costs ($144,000).
RD&E expenses as a percentage of revenue were 13% for both the three-month and nine-month periods in 2011 compared to 11% and 12% for the same periods in 2010. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make RD&E investments in the future in strategic areas, such as the ID products business. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $2,278,000, or 9%, over the equivalent three-month period in 2010 and increased by $11,545,000, or 15%, over the equivalent nine-month period in 2010. MVSD SG&A expenses increased by $3,126,000, or 16%, for the three-month period and increased by $13,759,000, or 25%, for the nine-month period, while SISD SG&A expenses increased by $108,000, or 4%, for the three-month period and increased by $474,000, or 6%, for the nine-month period. Corporate expenses that are not allocated to either division decreased by $956,000, or 25%, for the three-month period and decreased by $2,688,000, or 21%, for the nine-month period.
The table below details the $3,126,000 and $13,759,000 net increase in MVSD SG&A for the three-month and nine-month periods, respectively:

	Three-Month	Nine-Month
	Period	Period
MVSD SG&A expenses in 2010	$19,496	$54,697
Personnel-related costs	2,842	7,912
Foreign currency exchange rate changes	1,555	3,371
Stock-based compensation expense	197	1,803
Marketing and promotional expenses	358	1,741
Sales commissions	(1,783)	(2,615)
Other	(43)	1,547

MVSD SG&A expenses in 2011	$22,622	$68,456

Over the past year, the Company has increased SG&A headcount in strategic areas, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2011, higher spending on marketing and promotional activities intended to grow factory automation revenue, and the unfavorable impact of changes in foreign currency exchange rates. Offsetting these increases was lower sales commissions, as fewer sales employees are exceeding their bookings quotas compared to the prior year.
The increase in SISD SG&A expense was primarily due to the unfavorable impact of changes in foreign currency exchange rates ($143,000 for the three-month period and $318,000 for the nine-month period).
The decrease in corporate expenses was due to lower legal fees primarily related to patent infringement actions ($861,000 for the three-month period and $3,568,000 for the nine-month period). In the nine-month period, these savings were partially offset by increased stock-based compensation expense due to a higher valuation of stock options ($876,000).
Nonoperating Income (Expense)
The Company recorded foreign currency losses of $231,000 and $80,000 for the three-month and nine-month periods in 2011, respectively, compared to a gain of $102,000 and a loss of $71,000 for the same periods in 2010. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although the foreign currency exposure of accounts receivable is largely mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income increased by $533,000, or 139%, and $1,270,000, or 134%, for the three-month and nine-month periods, respectively. For the three-month period, the increase was primarily due to improving yields on the Company’s portfolio of debt securities. For the nine-month period, the increase was due to improving yields, as well as an increase in funds available for investment.
The Company recorded other expense of $156,000 and $509,000 for the three-month and nine-month periods in 2011, respectively, compared to expense of $129,000 and $531,000 for the same periods in 2010. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.

Income Tax Expense
The Company’s effective tax rates were provisions of 21% and 22% for the three-month and nine-month periods in 2011, respectively, compared to provisions of 20% and 22% for the same periods in 2010.
The Company’s effective tax rate for the third quarter of 2011 included a decrease in tax expense of $808,000 due to the expiration of statutes of limitations for certain reserves for income tax uncertainties, along with a decrease in tax expense of $155,000 resulting from the Company’s settlement of its Advanced Pricing Agreement between Japan and Ireland. These reductions in tax expense were partially offset by the final true-up of the prior year’s tax accrual upon filing the actual tax returns, which increased tax expense by $574,000. In addition, a deferred tax asset and a related valuation allowance of $2,457,000 were recognized for incremental foreign tax credits in the United States generated in 2010. These credits may be utilized in a future period and would be reversed if appropriate at that time. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 21% for the three-month period in 2011 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2011.
The Company’s effective tax rate for the third quarter of 2010 included a decrease in tax expense of $462,000 due to the settlement of the Competent Authority tax case with Japan, a decrease in tax expense of $151,000 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and a decrease in tax expense of $105,000 upon the expiration of statutes of limitations for certain reserves for income tax uncertainties. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 20% for the three-month period in 2010 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2010.
Excluding these discrete tax events, the Company’s effective tax rate remained a provision of 23% of the Company’s pretax income for both 2011 and 2010.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $346,105,000 as of October 2, 2011. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period in 2011 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, the payment of dividends, the repurchase of common stock, and capital expenditures. Capital expenditures for the nine-month period in 2011 totaled $5,545,000 and consisted primarily of expenditures for computer hardware, computer software, and manufacturing test equipment for new product introductions.
In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of October 2, 2011, the Company had contributed $19,886,000 to the partnership. No contributions were made and no distributions were received during the nine-month period in 2011. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.
Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including dividends of $0.08 per share in the first quarter of 2011 and $0.09 per share in both the second and third quarters of 2011 that amounted to $10,897,000 for the nine-month period in 2011. On November 1, 2011, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable in the fourth quarter of 2011. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of October 2, 2011, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program. The Company purchased 337,078 shares at a cost of $10,000,000 during the third quarter of 2011. The Company did not purchase any shares under this program during the first half of 2011. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.
The Company believes that its existing cash, cash equivalents, and investments balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of October 2, 2011, the Company had approximately $340,172,000 in either cash or investments that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
New Pronouncements
Accounting Standards Update (ASU) 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”
The amendments in this ASU change certain aspects of the fair value measurement guidance in Accounting Standards Codification (ASC) 820, “Fair Value Measurement” in order to make U.S. GAAP and international standards more consistent. These changes include the application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. ASU 2011-04 must be applied prospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the impact of this ASU.
Accounting Standards Update (ASU) 2011-05, “Comprehensive Income”
The amendments in this ASU revise the manner in which companies present comprehensive income in their financial statements in order to make U.S. GAAP and international standards more consistent. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income (OCI), as well as a cumulative total for comprehensive income. This ASU does not change the items that must be reported in OCI. ASU 2011-05 must be applied retrospectively. On October 21, 2011, the Financial Accounting Standards Board (FASB) proposed a deferral of the requirement to present reclassifications of OCI on the face of the income statement. Management is awaiting the FASB’s final decision and will evaluate the impact of this ASU at that time.
Accounting Standards Update (ASU) 2011-08, “Testing Goodwill For Impairment”
In the third quarter of 2011, the Financial Accounting Standards Board (FASB) issued an ASU aimed at simplifying entities’ annual goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed in 2012; however, early adoption is allowed. Management has elected to adopt this standard early and will apply the provisions of this ASU to its 2011 annual analysis of goodwill.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2010.

ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our key suppliers located in Japan are up and running, subject to power outages. Cognex has a policy of maintaining strategic inventory reserves of critical components. We have taken action to secure additional supply of Japanese-manufactured critical parts, such as imagers. For this reason, we do not expect significant supply disruption as a result of the earthquake. There is uncertainty, however, regarding how demand from our customers will be impacted going forward, as the aftermath of this disaster continues to unfold through layers of the supply chain. A decrease in demand for our products and services, or the postponement or cancellation of orders from our customers, could negatively impact our business and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated:

				Approximate
				Dollar Value of
				Shares that
			Total Number	May Yet Be
	Total		of Shares Purchased as	Purchased
	Number of		Part of Publicly	Under the
	Shares	Average Price	Announced Plans or	Plans or
	Purchased	Paid per Share	Programs (1)	Programs
July 4- July 31, 2011	—	—	—	$30,000,000
August 1- August 28, 2011	161,390	$29.96	161,390	$25,165,335
August 29 - October 2, 2011	175,688	$29.40	175,688	$20,000,631

Total	337,078	$29.66	337,078	$20,000,631

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended October 2, 2011, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2011 and October 3, 2010; (ii) Consolidated Balance Sheets as of October 2, 2011 and December 31, 2010; (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine-month period ended October 2, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended October 2, 2011 and October 3, 2010; and (v) Notes to Consolidated Financial Statements.

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

Date: November 1, 2011		COGNEX CORPORATION

	By:	/s/ Robert J. Willett

Robert J. Willett President and Chief Executive Officer (duly authorized officer, principal executive officer)

	By:	/s/ Richard A. Morin

Richard A. Morin Executive Vice President of Finance and Chief Financial Officer (duly authorized officer, principal financial and accounting officer)