Form 10-Q
period 2012-04-01
COGNEX CORP
filed 2012-04-30
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 1, 2012 or

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

Yes ☐                    No ☑

As of April 1, 2012, there were 42,835,011 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Quarter Ended
	April 1,	April 3,
	2012	2011
	(unaudited)
Revenue
Product	$71,407	$68,877
Service	6,302	5,517

	77,709	74,394

Cost of revenue
Product	15,556	15,099
Service	3,502	3,284

	19,058	18,383

Gross margin
Product	55,851	53,778
Service	2,800	2,233

	58,651	56,011

Research, development, and engineering expenses	10,361	9,482
Selling, general, and administrative expenses	30,549	29,161

Operating income	17,741	17,368

Foreign currency loss	(638)	(59)
Investment income	972	605
Other income (expense)	3	(205)

Income before income tax expense	18,078	17,709

Income tax expense	3,796	4,073

Net income	$14,282	$13,636

Earnings per weighted-average common and common-equivalent share:
Basic	$0.34	$0.33
Diluted	$0.33	$0.32

Weighted-average common and common-equivalent shares outstanding:
Basic	42,570	41,336

Diluted	43,590	42,286

Cash dividends per common share	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended
	April 1,	April 3,
	2012	2011
	(unaudited)

Net income	$14,282	$13,636

Other comprehensive income, net of tax:

Net unrealized gain (loss) on available-for-sale investments, net of tax of $291 and ($53) in 2012 and 2011, respectively	1,220	(558)

Foreign currency translation adjustments, net of tax of $206 and $327 in 2012 and 2011, respectively	5,326	9,604

Other comprehensive income	6,546	9,046

Comprehensive income	$20,828	$22,682

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,559	$38,103
Short-term investments	159,209	144,431
Accounts receivable, less reserves of $1,106 and $1,240 in 2012 and 2011, respectively	45,595	48,206
Inventories	27,807	28,098
Deferred income taxes	6,707	6,880
Prepaid expenses and other current assets	22,033	19,628

Total current assets	302,910	285,346

Long-term investments	183,965	174,906
Property, plant, and equipment, net	32,720	31,744
Deferred income taxes	15,632	15,919
Intangible assets, net	17,873	18,910
Goodwill	82,181	82,029
Other assets	2,700	3,027

	$637,981	$611,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,341	$7,098
Accrued expenses	23,431	32,290
Accrued income taxes	1,012	1,259
Deferred revenue and customer deposits	12,473	13,458

Total current liabilities	44,257	54,105

Reserve for income taxes	4,931	4,796

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.002 par value — Authorized: 140,000 shares, issued: 42,835 and 42,223 shares in 2012 and 2011, respectively	86	84
Additional paid-in capital	154,922	135,668
Retained earnings	444,592	434,581
Accumulated other comprehensive loss, net of tax	(10,807)	(17,353)

Total shareholders’ equity	588,793	552,980

	$637,981	$611,881

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2011	42,223	$84	$135,668	$434,581	$(17,353)	$552,980
Issuance of common stock under stock option plans	612	2	13,102	—	—	13,104
Stock-based compensation expense	—	—	3,314	—	—	3,314
Excess tax benefit from stock option exercises	—	—	2,838	—	—	2,838
Payment of dividends	—	—	—	(4,271)	—	(4,271)
Net income	—	—	—	14,282	—	14,282
Net unrealized gain on available-for-sale investments, net of tax of $291	—	—	—	—	1,220	1,220
Foreign currency translation adjustment, net of tax of $206	—	—	—	—	5,326	5,326

Balance as of April 1, 2012 (unaudited)	42,835	$86	$154,922	$444,592	$(10,807)	$588,793

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended
	April 1,	April 3,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$14,282	$13,636
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,314	2,352
Depreciation of property, plant, and equipment	1,551	1,296
Amortization of intangible assets	1,043	1,079
Amortization of discounts or premiums on investments	1,835	1,462
Realized (gain) loss on sale of investments	(94)	5
Tax effect of stock option exercises	(2,838)	(880)
Change in deferred income taxes	(179)	(472)
Change in operating assets and liabilities	(6,060)	2,310

Net cash provided by operating activities	12,854	20,788

Cash flows from investing activities:
Purchases of investments	(56,721)	(64,270)
Maturities and sales of investments	37,188	40,091
Purchases of property, plant, and equipment	(2,487)	(1,577)

Net cash used in investing activities	(22,020)	(25,756)

Cash flows from financing activities:
Issuance of common stock under stock option plans	13,104	9,517
Payment of dividends	(4,271)	(3,316)
Tax effect of stock option exercises	2,838	880

Net cash provided by financing activities	11,671	7,081

Effect of foreign exchange rate changes on cash	951	1,698

Net change in cash and cash equivalents	3,456	3,811
Cash and cash equivalents at beginning of period	38,103	33,203

Cash and cash equivalents at end of period	$41,559	$37,014

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: Summary of Significant Accounting Policies

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of April 1, 2012, and the results of its operations for the quarters ended April 1, 2012 and April 3, 2011, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the quarter ended April 1, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 1, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$1,735	$—
Corporate bonds	—	133,486
Municipal bonds	—	125,394
Agency bonds	—	41,285
Sovereign bonds	—	24,501
Covered bonds	—	6,183
Asset-backed securities	—	5,393
Treasury bills	—	999
Currency forward contracts	10	—

Liabilities:
Currency forward contracts	28	—

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not record an other-than-temporary impairment of these investments in the quarter ended April 1, 2012.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset in the quarter ended April 1, 2012.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the quarter ended April 1, 2012.

A change to the level of an asset or liability within the fair value hierarchy is determined at the end of a reporting period. There were no changes to these levels during the quarter ended April 1, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
Cash	$39,824	$36,404
Money market instruments	1,735	1,699

Cash and cash equivalents	41,559	38,103

Corporate bonds	61,517	55,570
Municipal bonds	57,862	54,036
Agency bonds	27,298	27,545
Sovereign bonds	6,222	4,016
Covered bonds	4,443	1,319
Asset-backed securities	1,867	—
Treasury bills	—	1,945

Short-term investments	159,209	144,431

Corporate bonds	71,969	59,902
Municipal bonds	67,532	69,680
Sovereign bonds	18,279	22,355
Agency bonds	13,987	12,335
Asset-backed securities	3,526	—
Covered bonds	1,740	4,701
Treasury bills	999	—
Limited partnership interest (accounted for using cost method)	5,933	5,933

Long-term investments	183,965	174,906

	$384,733	$357,440

The Company’s portfolio of debt securities consists of treasury bills, municipal bonds, corporate bonds, agency bonds, sovereign bonds, covered bonds, and asset-backed securities. Treasury bills consist of debt securities issued by both the U.S. and foreign governments; municipal bonds consist of debt securities issued by state and local government entities; corporate bonds consist of debt securities issued by both domestic and foreign companies; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; sovereign bonds consist of direct debt issued by foreign governments; covered bonds consist of debt securities backed by governments, mortgages, or public sector loans; and asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of April 1, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$61,459	$188	$(130)	$61,517
Municipal bonds	57,774	89	(1)	57,862
Agency bonds	27,220	87	(9)	27,298
Sovereign bonds	6,192	30	—	6,222
Covered bonds	4,402	41	—	4,443
Asset-backed securities	1,865	2	—	1,867

Long-term:
Corporate bonds	71,175	795	(1)	71,969
Municipal bonds	67,265	295	(28)	67,532
Sovereign bonds	18,019	260	—	18,279
Agency bonds	13,988	34	(35)	13,987
Asset-backed securities	3,520	6	—	3,526
Covered bonds	1,722	18	—	1,740
Treasury bills	998	1	—	999

	$335,599	$1,846	$(204)	$337,241

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 1, 2012 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$19,415	$(29)	$—	$—	$19,415	$(29)
Agency bonds	11,772	(44)	—	—	11,772	(44)
Corporate bonds	3,935	(2)	8,758	(129)	12,693	(131)

	$35,122	$(75)	$8,758	$(129)	$43,880	$(204)

As of April 1, 2012, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these securities before its effective maturity or market price recovery. The Company recorded gross realized gains on the sale of debt securities totaling $94,000 in the first quarter of 2012, and gross realized gains and gross realized losses on the sale of debt securities totaling $9,000 and $14,000, respectively, in the first quarter of 2011.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 1, 2012 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$61,517	$37,014	$25,674	$4,868	$4,413	$—	$133,486
Municipal bonds	57,862	21,567	29,861	10,489	5,091	524	125,394
Agency bonds	27,298	10,515	2,101	1,371	—	—	41,285
Sovereign bonds	6,222	4,587	8,732	984	3,976	—	24,501
Covered bonds	4,443	1,740	—	—	—	—	6,183
Asset-backed securities	1,867	—	3,026	—	—	500	5,393
Treasury bills	—	999	—	—	—	—	999

	$159,209	$76,422	$69,394	$17,712	$13,480	$1,024	$337,241

The Company has chosen to disclose its Euro-denominated investment portfolio by country and specifically by security type. Financial institutions are included within the corporate bond sector and represent 17% of the Company’s total international portfolio. The following table summarizes the Company’s available-for-sale investments held in its international portfolio as of April 1, 2012 (in thousands):

Short-term	Corporate bonds	Agency bonds	Sovereign bonds	Asset- backed securities	Covered bonds	Total
Australia	$3,399	$—	$—	$—	$—	$3,399
Austria	—	817	—	—	—	817
Canada	1,993	2,402	—	—	—	4,395
Cayman Islands	2,076	—	—	—	—	2,076
France	2,072	—	—	—	—	2,072
Germany	9,125	2,015	2,177	—	—	13,317
Great Britain	11,408	5,613	—	1,867	1,353	20,241
Japan	1,697	—	—	—	—	1,697
Jersey	1,341	—	—	—	—	1,341
Netherlands	4,266	8,092	4,046	—	1,721	18,125
Norway	—	—	—	—	1,369	1,369
Supranational	—	3,009	—	—	—	3,009
Sweden	3,038	3,676	—	—	—	6,714
Switzerland	3,679	—	—	—	—	3,679
United States	13,956	1,675	—	—	—	15,631

Total	$58,050	$27,299	$6,223	$1,867	$4,443	$97,882

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term	Corporate bonds	Agency bonds	Sovereign bonds	Covered bonds	Total
Austria	$—	$4,798	$—	$—	$4,798
Belgium	1,824	—	—	—	1,824
Canada	1,119	2,279	—	—	3,398
Denmark	1,810	—	—	1,740	3,550
Finland	—	—	1,911	—	1,911
France	2,112	—	—	—	2,112
Germany	6,784	1,371	16,367	—	24,522
Great Britain	10,615	—	—	—	10,615
Hong Kong	1,749	—	—	—	1,749
Japan	1,891	—	—	—	1,891
Jersey	1,766	—	—	—	1,766
Netherlands	5,079	—	—	—	5,079
Sweden	—	2,101	—	—	2,101
United States	8,491	2,437	—	—	10,928

Total	$43,240	$12,986	$18,278	$1,740	$76,244

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of April 1, 2012, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. No contributions were made and no distributions were received in the first quarter of 2012. Distributions are received and contributions are requested at the discretion of Venrock’s management.

NOTE 4: Inventories

Inventories consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
Raw materials	$15,854	$17,736
Work-in-process	3,108	3,418
Finished goods	8,845	6,944

	$27,807	$28,098

NOTE 5: Intangible Assets and Goodwill

The change in the carrying value of goodwill during the period of $152,000 is wholly attributable to fluctuations in foreign currency exchange rates, as a portion of this asset is recorded on the books of the Company’s Irish subsidiary.

The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the quarter ended April 1, 2012 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor a variety of factors that could result in an impairment of goodwill or other intangible assets in a future period.

NOTE 6: Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2011	$2,097
Provisions for warranties issued during the period	403
Fulfillment of warranty obligations	(426)
Foreign exchange rate changes	50

Balance as of April 1, 2012	$2,124

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the Commission issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. This matter is ongoing.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency loss” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $638,000 and $59,000 as of April 1, 2012 and April 3, 2011, respectively.

As of April 1, 2012, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount
Japanese Yen/Euro	300,000,000 Japanese Yen
U.S. Dollar/Euro	3,180,000 U.S. Dollars

Information regarding the fair value of the forward contracts outstanding as of April 1, 2012 and December 31, 2011 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 1, 2012	December 31, 2011	Sheet Location	April 1, 2012	December 31, 2011
Currency forward contracts	Prepaid expenses and other current assets	$10	$14	Accrued expenses	$28	$165

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the quarters ended April 1, 2012 and April 3, 2011 were as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Quarter ended
		April 1, 2012	April 3, 2011
Currency forward contracts	Foreign currency gain (loss)	$ (289)	$2

NOTE 10: Stock-Based Compensation

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of April 1, 2012, the Company had 6,294,849 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (4,928,864) and the 2007 Stock Option and Incentive Plan (1,365,985). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the quarter ended April 1, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	4,473	$24.48
Granted	5	44.75
Exercised	(614)	21.46
Forfeited or expired	(37)	22.25

Outstanding as of April 1, 2012	3,827	$25.06	7.7	$66,253

Exercisable as of April 1, 2012	1,190	$21.11	5.7	$25,337

The fair values of stock options granted in each quarter presented were estimated using the following weighted-average assumptions:

	Quarter Ended
	April 1, 2012	April 3, 2011
Risk-free rate	2.0%	3.6%
Expected dividend yield	1.2%	1.0%
Expected volatility	44%	42%
Expected term (in years)	5.7	5.4

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

The weighted-average grant-date fair values of stock options granted during the quarter ended April 1, 2012 and April 3, 2011 were $12.98 and $11.75, respectively.

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 67% of its stock options granted to senior management and 66% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 14% for all other employees.

The total stock-based compensation expense and the related income tax benefit recognized was $3,314,000 and $1,087,000, respectively, for the quarter ended April 1, 2012, and $2,352,000 and $791,000, respectively, for the quarter ended April 3, 2011. No compensation expense was capitalized as of April 1, 2012 or December 31, 2011.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the stock-based compensation expense by caption for each quarter presented on the Consolidated Statements of Operations (in thousands):

	Quarter Ended
	April 1, 2012	April 3, 2011
Product cost of revenue	$240	$165
Service cost of revenue	68	70
Research, development, and engineering	867	809
Selling, general, and administrative	2,139	1,308

	$3,314	$2,352

The total intrinsic values of stock options exercised for the quarter ended April 1, 2012 and April 3, 2011 were $12,636,000 and $4,668,000, respectively. The total fair values of stock options vested for the quarter ended April 1, 2012 and April 3, 2011 were $6,399,000 and $7,002,000, respectively.

As of April 1, 2012, total unrecognized compensation expense related to non-vested stock options was $11,483,000, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 11: Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of April 1, 2012, the Company had repurchased a total of 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any additional shares under these programs during the quarter ended April 1, 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

NOTE 12: Taxes

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Quarter Ended
	April 1, 2012	April 3, 2011
Income tax at federal statutory rate	35%	35%
State income taxes, net of federal benefit	1	1
Foreign tax rate differential	(15)	(13)

Income tax provision	21%	23%

During the quarter ended April 1, 2012, the Company recorded an $111,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Estimated interest and penalties included in these amounts totaled $32,000.

The Company’s reserve for income taxes, including gross interest and penalties was $5,489,000 as of April 1, 2012, of which $558,000 was classified as current and $4,931,000 was classified as noncurrent. The amount of gross interest and penalties included in these balances was $1,251,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $311,000 that would be recorded through additional paid in capital. As a result of the expiration of certain statutes of limitation, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $300,000 to $400,000 over the next twelve months.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2006 through 2011 remain open to examination by various taxing authorities due to a 2009 carryback claim, while the tax years 2007 through 2011 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.

NOTE 13: Weighted-Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Quarter Ended
	April 1, 2012	April 3, 2011
Basic weighted-average common shares outstanding	42,570	41,336
Effect of dilutive stock options	1,020	950

Weighted-average common and common-equivalent shares outstanding	43,590	42,286

Stock options to purchase 802,048 and 539,569 shares of common stock, on a weighted-average basis, were outstanding for the quarters ended April 1, 2012 and April 3, 2011, respectively, but were not included in the calculation of diluted net income per share because they were anti-dilutive.

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

The following table summarizes information about the segments (in thousands):

Quarter Ended April 1, 2012	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$64,221	$7,186	$—	$71,407
Service revenue	1,920	4,382	—	6,302
Operating income	21,144	2,392	(5,795)	17,741

Quarter Ended April 3, 2011
Product revenue	$62,817	$6,060	$—	$68,877
Service revenue	1,969	3,548	—	5,517
Operating income	22,027	997	(5,656)	17,368

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15: Dividends

On February 8, 2012, the Company announced that the Board of Directors declared a cash dividend of $0.10 per share. The dividend was paid on March 16, 2012 to all shareholders of record at the close of business on March 2, 2012.

On April 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.11 per share. The dividend is payable on June 15, 2012 to all shareholders of record at the close of business on June 1, 2012.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, research and development activities, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the inability to penetrate new markets; (4) the inability to achieve significant international revenue; (5) fluctuations in foreign currency exchange rates; (6) the loss of a large customer; (7) the inability to attract and retain skilled employees; (8) the reliance upon key suppliers to manufacture and deliver critical components for our products; (9) the failure to effectively manage product transitions or accurately forecast customer demand; (10) the inability to design and manufacture high-quality products; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the inability to protect our proprietary technology and intellectual property; (14) our involvement in time-consuming and costly litigation; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (18) exposure to additional tax liabilities; and (19) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, pharmaceutical, medical devices, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 76% of total revenue in the first quarter of 2012.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 9% of total revenue in the first quarter of 2012.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwovens, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 15% of total revenue in the first quarter of 2012.

Revenue for the first quarter of 2012 totaled $77,709,000, representing an increase of $3,315,000 from the same period in the prior year. While sales in the cyclical semiconductor and electronics capital equipment market declined from the first quarter of 2011, sales in the factory automation and surface inspection markets increased from the first quarter of 2011. Gross margin remained consistent at 75% of revenue in both the first quarters of 2012 and 2011. Operating expenses increased by $2,267,000 as compared to the first quarter of 2011, due primarily to expenses associated with increased headcount and higher stock-based compensation expense. The Company recorded an operating profit of $17,741,000, or 23% of revenue, in the first quarter of 2012, compared to an operating profit of $17,368,000, or 23% of revenue, in the first quarter of 2011.

Results of Operations

Revenue

Revenue for the first quarter of 2012 increased by $3,315,000, or 4%, from the first quarter of 2011. This increase was due to a $7,310,000 increase in sales to factory automation customers and a $1,960,000 increase in sales to surface inspection customers, partially offset by a $5,955,000 decrease in sales to semiconductor and electronics capital equipment customers.

Factory Automation Market

Sales to customers in the factory automation market represented 76% of total revenue in the first quarter of 2012 compared to 70% in the first quarter of 2011. Sales to these customers increased by $7,310,000, or 14%, from the first quarter of 2011. Geographically, increases from the prior year in factory automation revenue were noted across all of the Company’s major regions, including the Americas, Europe, Asia, and Japan, with the largest percentage increase experienced in Asia. The Company has made significant investments in Asia to expand its sales and support infrastructure, particularly in China, in order to access more of the machine vision market in this high-potential growth region. By product, the largest percentage increase from the prior year in factory automation revenue came from sales of the Company’s ID Products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution. The Company expects its Asia region and its ID Products business to continue to be areas for growth in 2012.

Sales to factory automation customers decreased by $3,256,000, or 5%, from the fourth quarter of 2011. A decrease in revenue from the fourth quarter to the first quarter is not unusual for the factory automation business, as many customers consume their remaining annual capital budgets during the last quarter of the year. Management expects total factory automation revenue to grow in the second quarter of 2012 as compared to the first quarter.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 9% of total revenue in the first quarter of 2012 compared to 17% in the first quarter of 2011. Sales to these customers decreased by $5,955,000, or 47%, from the first quarter of 2011. Although sales to these customers increased by $1,461,000, or 28%, from the fourth quarter of 2011, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 15% of total revenue in the first quarter of 2012 compared to 13% in the first quarter of 2011. Revenue from these customers increased by $1,960,000, or 20%, from the first quarter of 2011 due to both higher product and service revenue. A majority of this growth resulted from sales to the paper industry, which were significantly higher than in the first quarter of 2011. Revenue from the surface inspection market decreased by $4,538,000, or 28%, from the fourth quarter of 2011, which was a record revenue quarter for the division. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue increased by $2,530,000, or 4%, from the first quarter of 2011 due to both a higher volume of vision systems sold and higher average selling prices. The decline in sales of software-only products to semiconductor and electronics capital equipment customers, which are sold at relatively lower price points, contributed to the higher average selling prices.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $785,000, or 14%, from the first quarter of 2011 primarily due to higher revenue from SISD training services and spare part sales. Service revenue increased as a percentage of total revenue to 8% in the first quarter of 2012 from 7% in the first quarter of 2011.

Gross Margin

Gross margin as a percentage of revenue was 75% for both the first quarters of 2012 and 2011. Although revenue increased slightly from the prior year, a greater percentage of total revenue from the sale of relatively lower margin surface inspection systems resulted in a flat consolidated gross margin.

MVSD Margin

MVSD gross margin as a percentage of revenue was 80% for both the first quarters of 2012 and 2011.

SISD Margin

SISD gross margin as a percentage of revenue was 53% for the first quarter of 2012 compared to 46% for the first quarter of 2011. The increase in SISD margin was due to improvements in both product and service margins. Product margins improved primarily due to manufacturing efficiencies, as relatively flat manufacturing costs were spread over a higher revenue base. Service margins improved due to a shift in mix of SISD sales to relatively higher margin training services and spare part sales.

Product Margin

Product gross margin as a percentage of revenue was 78% for both the first quarters of 2012 and 2011.

Service Margin

Service gross margin as a percentage of revenue was 44% for the first quarter of 2012 compared to 40% for the first quarter of 2011. The increase in service margin was primarily due to improvements in SISD service margins, as discussed above, partially offset by lower margins from MVSD consulting services, which can vary significantly depending upon the consulting projects recognized in a given quarter.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses for the first quarter of 2012 increased $879,000, or 9%, from the first quarter of 2011. MVSD RD&E expenses increased by $753,000, or 9%, and SISD RD&E expenses increased $126,000, or 16%.

The increase in MVSD RD&E expenses was primarily due to headcount additions during the past year to support strategic initiatives, resulting in higher personnel-related costs, such as salaries and fringe benefits ($569,000), and the impact of a research and development grant from which the Company is no longer benefiting ($179,000). The increase in SISD RD&E expenses was primarily due to increased salaries and fringe benefits expenses ($87,000).

RD&E expenses as a percentage of revenue were 13% in both the first quarters of 2012 and 2011. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter of 2012 increased by $1,388,000, or 5%, from the first quarter of 2011. MVSD SG&A expenses increased $1,860,000, or 8%, while SISD SG&A expenses increased $108,000, or 4%. Corporate expenses that are not allocated to either division decreased by $580,000, or 15%.

During the past year, the Company increased MVSD SG&A headcount in strategic areas, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses ($1,571,000). The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the fourth quarter of 2011 and a lower level of credits related to forfeited options ($593,000). Offsetting the increase in sales commissions associated with additional personnel was a decrease in sales commissions as a result of lower commission rates on orders shipped in the first quarter of 2012 compared to the first quarter of 2011 ($459,000).

The increase in SISD SG&A expenses was primarily due to increased salaries and fringe benefits expenses ($92,000).

The decrease in corporate expenses was primarily related to the Company’s 30th Anniversary parties held in the first quarter of 2011($480,000).

Nonoperating Income (Expense)

The Company recorded a foreign currency loss of $638,000 in the first quarter of 2012 compared to a loss of $59,000 for the first quarter of 2011. The foreign currency losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income for the first quarter of 2012 increased $367,000, or 61%, from the first quarter of 2011, primarily due to an increase in cash generated from operations that was available for investment.

The Company recorded other income of $3,000 in the first quarter of 2012 compared to other expense of $205,000 in the first quarter of 2011. The Company recorded $141,000 of other income in the first quarter of

2012 upon the expiration of the statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.

Income Tax Expense

The Company’s effective tax rate was 21% in the first quarter of 2012 and 23% in the first quarter of 2011. There were no discrete tax events in either period. The decrease in the effective tax rate was primarily due to a higher proportion of pre-tax income earned in relatively lower tax jurisdictions.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $384,733,000 as of April 1, 2012. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the first quarter of 2012 were met with its existing cash balances, cash from investment sales and maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, capital expenditures, and the payment of dividends. Capital expenditures for the first quarter of 2012 totaled $2,487,000 and consisted primarily of expenditures for computer hardware and software.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of April 1, 2012, the Company had contributed $19,886,000 to the partnership. No contributions were made and no distributions were received in the first quarter of 2012. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.10 per share that amounted to $4,271,000 in the first quarter of 2012. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of April 1, 2012, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any shares under these programs during the first quarter of 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 1, 2012, the Company had approximately $378,800,000 in either cash, cash equivalents, or debt securities that could be converted into cash. In addition, Cognex has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2011.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the Commission issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. This matter is ongoing.

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

ITEM 1A. RISK FACTORS

For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 29, 2012	—	—	—	$100,000,631
January 30 - February 26, 2012	—	—	—	$100,000,631
February 27 - April 1, 2012	—	—	—	$100,000,631

Total	—	—	—	$100,000,631

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock to commence once the Company completes the $50,000,000 program noted above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	— Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2	— Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1	— Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	— Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	— xBRL (Extensible Business Reporting Language)***

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q formatted in xBRL: (i) Consolidated Statements of Operations for the quarters ended April 1, 2012 and April 3, 2011; (ii) Consolidated Statements of Comprehensive Income for the quarters ended April 1, 2012 and April 3, 2011; (iii) Consolidated Balance Sheets as of April 1, 2012 and December 31, 2011; (iv) Consolidated Statement of Shareholders’ Equity for the quarter ended April 1, 2012; (v) Consolidated Condensed Statements of Cash Flows for the quarters ended April 1, 2012 and April 3, 2011; and (vi) Notes to Consolidated Financial Statements.

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

Date: April 30, 2012		COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration and Chief Financial Officer
(principal financial and accounting officer)