Form 10-Q
period 2012-07-01
COGNEX CORP
filed 2012-07-30
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 1, 2012 or

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

Yes   ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐            No  ☒

As of July 1, 2012, there were 42,877,462 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(unaudited)		(unaudited)
Revenue
Product	$78,449	$77,566	$149,856	$146,443
Service	5,877	5,827	12,179	11,344

	84,326	83,393	162,035	157,787

Cost of revenue
Product	17,635	16,454	33,191	31,553
Service	2,914	2,925	6,416	6,209

	20,549	19,379	39,607	37,762

Gross margin
Product	60,814	61,112	116,665	114,890
Service	2,963	2,902	5,763	5,135

	63,777	64,014	122,428	120,025

Research, development, and engineering expenses	10,300	10,506	20,661	19,988
Selling, general, and administrative expenses	30,127	29,466	60,676	58,627

Operating income	23,350	24,042	41,091	41,410

Foreign currency gain (loss)	(30)	210	(668)	151
Investment income	1,801	697	2,773	1,302
Other expense	(99)	(148)	(96)	(353)

Income before income tax expense	25,022	24,801	43,100	42,510

Income tax expense	5,255	5,704	9,051	9,777

Net income	$19,767	$19,097	$34,049	$32,733

Earnings per weighted-average common and common-equivalent share:
Basic	$0.46	$0.46	$0.80	$0.79
Diluted	$0.45	$0.45	$0.78	$0.77

Weighted-average common and common-equivalent shares outstanding:
Basic	42,851	41,842	42,710	41,586

Diluted	43,601	42,810	43,599	42,532

Cash dividends per common share	$0.11	$0.09	$0.21	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three-months Ended		Six-months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(unaudited)		(unaudited)

Net income	$19,767	$19,097	$34,049	$32,733

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available-for-sale investments, net of tax of ($91) and $18 in the three-month periods and net of tax of $200 and ($35) in the six-month periods, respectively	(691)	381	529	(177)

Foreign currency translation adjustments, net of tax of ($403) and $142 in the three-month periods and net of tax of ($197) and $469 in the six-month periods, respectively	(14,507)	4,357	(9,181)	13,961

Other comprehensive income (loss)	(15,198)	4,738	(8,652)	13,784

Comprehensive income	$4,569	$23,835	$25,397	$46,517

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 1, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$205,992	$38,103
Short-term investments	59,943	144,431
Accounts receivable, less reserves of $1,119 and $1,240 in 2012 and 2011, respectively	48,385	48,206
Inventories	25,113	28,098
Deferred income taxes	6,744	6,880
Prepaid expenses and other current assets	23,698	19,628

Total current assets	369,875	285,346

Long-term investments	124,748	174,906
Property, plant, and equipment, net	33,663	31,744
Deferred income taxes	17,049	15,919
Intangible assets, net	16,820	18,910
Goodwill	81,820	82,029
Other assets	2,771	3,027

	$646,746	$611,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,535	$7,098
Accrued expenses	28,020	32,290
Accrued income taxes	3,779	1,259
Deferred revenue and customer deposits	11,753	13,458

Total current liabilities	50,087	54,105

Reserve for income taxes	5,066	4,796

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 42,877 and 42,223 shares in 2012 and 2011, respectively	86	84
Additional paid-in capital	157,867	135,668
Retained earnings	459,645	434,581
Accumulated other comprehensive loss, net of tax	(26,005)	(17,353)

Total shareholders’ equity	591,593	552,980

	$646,746	$611,881

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Shares	Par Value	Paid-in Capital		Comprehensive Loss	Shareholders’ Equity

Balance as of December 31, 2011	42,223	$84	$135,668	$434,581	$(17,353)	$552,980

Issuance of common stock under stock option plans	654	2	13,927	—	—	13,929

Stock-based compensation expense	—	—	5,303	—	—	5,303

Excess tax benefit from stock option exercises	—	—	2,969	—	—	2,969

Payment of dividends	—	—	—	(8,985)	—	(8,985)

Net income	—	—	—	34,049	—	34,049
Net unrealized gain on available-for- sale investments, net of tax of $200	—	—	—	—	529	529
Foreign currency translation adjustment, net of tax of ($197)	—	—	—	—	(9,181)	(9,181)

Balance as of July 1, 2012 (unaudited)	42,877	$86	$157,867	$459,645	$(26,005)	$591,593

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Six-Months Ended
	July 1, 2012	July 3, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$34,049	$32,733
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,303	4,309
Depreciation of property, plant, and equipment	3,180	2,669
Amortization of intangible assets	2,086	2,130
Amortization of discounts or premiums on investments	3,582	2,996
Realized gain on sale of investments	(1,071)	(14)
Tax effect of stock option exercises	(2,969)	(2,425)
Change in deferred income taxes	(1,076)	(642)
Change in operating assets and liabilities	(2,912)	6,309

Net cash provided by operating activities	40,172	48,065

Cash flows from investing activities:
Purchases of investments	(109,104)	(168,165)
Maturities and sales of investments	242,952	114,817
Purchases of property, plant, and equipment	(5,304)	(3,625)

Net cash provided by (used in) investing activities	128,544	(56,973)

Cash flows from financing activities:
Issuance of common stock under stock option plans	13,929	20,819
Payment of dividends	(8,985)	(7,096)
Tax effect of stock option exercises	2,969	2,425

Net cash provided by financing activities	7,913	16,148

Effect of foreign exchange rate changes on cash and cash equivalents	(8,740)	2,233

Net change in cash and cash equivalents	167,889	9,473
Cash and cash equivalents at beginning of period	38,103	33,203

Cash and cash equivalents at end of period	$205,992	$42,676

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	Summary of Significant Accounting Policies

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

In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of July 1, 2012, and the results of its operations for the three-month and six-month periods ended July 1, 2012 and July 3, 2011, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 1, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of July 1, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$134,016	$—
Money market instruments	46,554	—
Corporate stock	353	—
Municipal bonds	—	122,693
Corporate bonds	—	46,059
Asset-backed securities	—	5,141
Sovereign bonds	—	3,882
Agency bonds	—	1,001

Liabilities:
Currency forward contracts	57	—

The Company’s money market instruments and corporate stock are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1 investments. The Company’s currency forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore also classified as Level 1 investments.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not record an other-than-temporary impairment of these investments during the six-month period ended July 1, 2012.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the six-month period ended July 1, 2012.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended July 1, 2012.

A change to the level of an asset or liability within the fair value hierarchy is determined at the end of a reporting period. There were no changes to these levels during the six-month period ended July 1, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:	Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 1, 2012	December 31, 2011

Cash	$25,422	$36,404
Cash equivalents	134,016	—
Money market instruments	46,554	1,699

Cash and cash equivalents	205,992	38,103

Municipal bonds	39,827	54,036
Corporate bonds	18,162	55,570
Asset-backed securities	1,601	—
Corporate stock	353	—
Agency bonds	—	27,545
Sovereign bonds	—	4,016
Covered bonds	—	1,319
Treasury bills	—	1,945

Short-term investments	59,943	144,431

Municipal bonds	82,866	69,680
Corporate bonds	27,897	59,902
Sovereign bonds	3,882	22,355
Asset-backed securities	3,540	—
Agency bonds	1,001	12,335
Covered bonds	—	4,701
Limited partnership interest (accounted for using cost method)	5,562	5,933

Long-term investments	124,748	174,906

	$390,683	$357,440

The Company’s investment portfolio consists of municipal bonds, corporate bonds, asset-backed securities, sovereign bonds, agency bonds, and corporate stock. Municipal bonds consist of debt securities issued by state and local government entities; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; sovereign bonds consist of direct debt issued by foreign governments; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; and corporate stock consists of shares of stock in a publicly-traded U.S. corporation that the Company received as a distribution from a venture capital fund.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s available-for-sale investments as of July 1, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term:
Municipal bonds	$39,787	$44	$(4)	$39,827
Corporate bonds	18,123	39	—	18,162
Asset-backed securities	1,600	1	—	1,601

Long-term:
Municipal bonds	82,535	352	(21)	82,866
Corporate bonds	27,631	266	—	27,897
Sovereign bonds	3,771	111	—	3,882
Asset-backed securities	3,520	20	—	3,540
Agency bonds	1,000	1	—	1,001

	$177,967	$834	$(25)	$178,776

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 1, 2012 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$23,739	$(25)	$—	$—	$23,739	$(25)

As of July 1, 2012, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.

During the second quarter of 2012, the Company sold the majority of its Euro-denominated investments. As of July 1, 2012, the Company still held one short-term German corporate bond valued at $1,876,000 and one long-term German sovereign bond valued at $3,882,000. The proceeds from the sale of the Euro-denominated investments were held in cash equivalents as of July 1, 2012. The Company expects to use these funds to purchase U.S. Dollar-denominated investments during the third quarter of 2012. The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $1,233,000 and $238,000, respectively, during the three-month period ended July 1, 2012, and $1,327,000 and $238,000, respectively, during the six-month period ending July 1, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 1, 2012 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Municipal bonds	$39,827	$32,506	$29,458	$10,100	$5,680	$5,122	$122,693
Corporate bonds	18,162	10,124	14,202	—	3,571	—	46,059
Asset-backed securities	1,601	—	3,037	—	—	503	5,141
Sovereign bonds	—	3,882	—	—	—	—	3,882
Agency bonds	—	1,001	—	—	—	—	1,001

	$59,590	$47,513	$46,697	$10,100	$9,251	$5,625	$178,776

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of July 1, 2012, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the six-month period ended July 1, 2012. The Company received a stock distribution valued at $371,000 on June 26, 2012 resulting from a portfolio company’s initial public offering. The Company recorded an unrealized loss on this stock distribution of $18,000 during the three-month period ended July 1, 2012 to result in a fair value of $353,000 as of July 1, 2012. These shares were classified as a trading investment as of July 1, 2012 and were sold for $352,000 on July 2, 2012.

NOTE 4:	Inventories

Inventories consisted of the following (in thousands):

	July 1, 2012	December 31, 2011

Raw materials	$14,519	$17,736
Work-in-process	2,050	3,418
Finished goods	8,544	6,944

	$25,113	$28,098

NOTE 5:	Intangible Assets and Goodwill

The change in the carrying value of goodwill during the six-month period ended July 1, 2012 of $209,000 is wholly attributable to fluctuations in foreign currency exchange rates, as a portion of this asset is recorded on the books of the Company’s Irish subsidiary.

The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the six-month period ended July 1, 2012 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor a variety of factors that could result in an impairment of goodwill or other intangible assets in a future period.

NOTE 6:	Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligations are affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. Warranty obligations are included in “Accrued expenses” on the Consolidated Balance Sheets.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2011	$2,097
Provisions for warranties issued during the period	971
Fulfillment of warranty obligations	(781)
Foreign exchange rate changes	(68)

Balance as of July 1, 2012	$2,219

NOTE 7:	Contingencies

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the ITC issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. This matter is ongoing.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded net foreign currency losses of $30,000 and $668,000 in the three-month and six-month periods ended July 1, 2012, respectively, and net foreign currency gains of $210,000 and $151,000 in the three-month and six-month periods ended July 3, 2011, respectively.

As of July 1, 2012, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	240,000,000 Japanese Yen
U.S. Dollar/Euro	3,435,000 U.S. Dollars

Information regarding the fair value of the forward contracts outstanding as of July 1, 2012 and December 31, 2011 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 1, 2012	December 31, 2011	Balance Sheet Location	July 1, 2012	December 31, 2011

Currency forward contracts	Prepaid expenses and other current assets	$—	$14	Accrued expenses	$57	$165

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and six-month periods ended July 1, 2012 and July 3, 2011 was as follows (in thousands):

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three-months ended			Six-months ended
		July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
Currency forward contracts	Foreign currency gain	$198	$126	Foreign currency gain (loss)	$(91)	$128

NOTE 10:	Stock-Based Compensation Expense

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of July 1, 2012, the Company had 6,319,161 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (4,953,176) and the 2007 Stock Option and Incentive Plan (1,365,985). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option Plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date. Generally, stock options vest over four years based upon continuous service and expire ten years from the grant date.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the six-month period ended July 1, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	4,473	$24.48
Granted	17	41.40
Exercised	(654)	21.33
Forfeited or expired	(81)	24.89

Outstanding as of July 1, 2012	3,755	$25.15	7.5	$26,464

Exercisable as of July 1, 2012	1,347	$20.90	5.8	$14,648

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Risk-free rate	2.0%	3.6%	2.0%	3.6%
Expected dividend yield	1.2%	1.0%	1.2%	1.0%
Expected volatility	44%	42%	44%	42%
Expected term (in years)	5.7	5.2	5.7	5.4

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

The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 1, 2012 and July 3, 2011 were $13.50 and $11.95, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended July 1, 2012 and July 3, 2011 were $13.35 and $11.77, respectively.

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company currently expects that approximately 67% of its stock options granted to senior management and 66% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 14% for all other employees.

The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 1, 2012 were $1,989,000 and $646,000, respectively, and for the three-month period ended July 3, 2011 were $1,957,000 and $654,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 1, 2012 were $5,303,000 and $1,733,000, respectively, and for the six-month period ended July 3, 2011 were $4,309,000 and $1,445,000, respectively. No compensation expense was capitalized as of July 1, 2012 or December 31, 2011.

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Product cost of revenue	$135	$105	$375	$270
Service cost of revenue	40	39	108	109
Research, development, and engineering	483	529	1,350	1,338
Selling, general, and administrative	1,331	1,284	3,470	2,592

	$1,989	$1,957	$5,303	$4,309

The total intrinsic values of stock options exercised for the three-month periods ended July 1, 2012 and July 3, 2011 were $672,000 and $7,969,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 1, 2012 and July 3, 2011 were $13,308,000 and $12,637,000, respectively.

As of July 1, 2012, total unrecognized compensation expense related to non-vested stock options was $9,803,000, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 11:	Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of July 1, 2012, the Company had repurchased a total of 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any additional shares under these programs during the six-month period ended July 1, 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Taxes

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Six-months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Income tax at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1	1	1	1
Foreign tax rate differential	(15)	(13)	(15)	(13)

Income tax provision	21%	23%	21%	23%

During the six-month period ended July 1, 2012, the Company recorded a $222,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $111,000 was recorded in the three-month period ended July 1, 2012. Estimated interest and penalties included in these amounts totaled $63,000 for the six-month period ended July 1, 2012, of which $31,000 was recorded in the three-month period ended July 1, 2012.

The Company’s reserve for income taxes, including gross interest and penalties was $5,624,000 as of July 1, 2012, of which $558,000 was classified as current and $5,066,000 was classified as noncurrent. The amount of gross interest and penalties included in these balances was $1,299,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $311,000 that would be recorded through Additional Paid in Capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $300,000 to $400,000 over the next twelve months.

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

NOTE 13:	Weighted-Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Basic weighted-average common shares outstanding	42,851	41,842	42,710	41,586
Effect of dilutive stock options	750	968	889	946

Weighted-average common and common-equivalent shares outstanding	43,601	42,810	43,599	42,532

Stock options to purchase 931,839 and 872,237 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 1, 2012, respectively, and 968,676 and 728,572 for the same periods in 2011, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

NOTE 14:	Segment Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacture of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding stock-based compensation expense.

The following table summarizes information about the segments (in thousands):

Three-months Ended July 1, 2012	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$69,743	$8,706	$—	$78,449
Service revenue	1,778	4,099	—	5,877
Operating income	25,035	2,848	(4,533)	23,350

Six-months Ended July 1, 2012	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$133,964	$15,892	$—	$149,856
Service revenue	3,698	8,481	—	12,179
Operating income	46,179	5,240	(10,328)	41,091

Three-months Ended July 3, 2011	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$70,942	$6,624	$—	$77,566
Service revenue	1,834	3,993	—	5,827
Operating income	26,587	2,022	(4,567)	24,042

Six-months Ended July 3, 2011	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$133,759	$12,684	$—	$146,443
Service revenue	3,803	7,541	—	11,344
Operating income	48,614	3,019	(10,223)	41,410

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

On April 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.11 per share. The dividend was paid on June 15, 2012 to all shareholders of record at the close of business on June 1, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.11 per share. The dividend is payable on September 14, 2012 to all shareholders of record at the close of business on August 31, 2012.

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

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, pharmaceutical, medical devices, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 73% of total revenue in the second quarter of 2012.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 12% of total revenue in the second quarter of 2012.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 15% of total revenue in the second quarter of 2012.

Revenue for the second quarter of 2012 totaled $84,326,000, representing an increase of $933,000 from the same period in the prior year. Sales in the surface inspection market increased $2,188,000 from the second quarter of 2011, while sales in the cyclical semiconductor and electronics capital equipment market decreased $1,442,000 from this same period. Sales in the factory automation market increased only $187,000 from the second quarter of 2011; however, a weaker Euro in 2012 compared to the prior year had approximately a $2,000,000 negative impact on reported factory automation revenue, as sales denominated in Euros were translated to U.S. Dollars at a lower rate. Gross margin was 76% of revenue in the second quarter of 2012 compared to 77% of revenue in the second quarter 2011 due primarily to a higher percentage of SISD sales that have lower margins as compared to MVSD. Operating expenses increased by $455,000 from the second quarter of 2011 due primarily to expenses associated with increased headcount in strategic areas. The Company recorded operating income of $23,350,000, or 28% of revenue, in the second quarter of 2012, compared to operating income of $24,042,000, or 29% of revenue, in the second quarter of 2011. Higher investment income and a lower effective tax rate resulted in net income of $19,767,000, or 23%, of revenue, in the second quarter of 2012, compared to net income of $19,097,000, also 23% of revenue, in the second quarter of 2011.

Results of Operations

Revenue

Revenue increased by $933,000, or 1%, for the three-month period in 2012 compared to the same period in 2011, and increased by $4,248,000, or 3%, for the six-month period in 2012 compared to the same period in 2011. The increase in revenue for both periods was due to higher sales to factory automation and surface inspection customers, partially offset by lower sales to semiconductor and electronics capital equipment customers.

Factory Automation Market

Sales to customers in the factory automation market represented 73% and 75% of total revenue for the three-month and six-month periods in 2012, respectively, compared to 74% and 72% for the same periods in 2011. Sales to these customers increased by $187,000 for the three-month period and increased by $7,496,000, or 7%, for the six-month period. A weaker Euro in 2012 compared to the prior year had a negative impact on reported factory automation revenue, as sales denominated in Euros were translated to U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $2,091,000, or 3%, for the three-month period and increased by $9,859,000, or 9%, for the six-month period.

Geographically, increases from the prior year in factory automation revenue were noted in the Americas, Europe, and Asia. The Company has made significant investments in Asia, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. By product, the largest percentage increase from the prior year in factory automation revenue came from sales of the Company’s ID Products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution. The Company expects its Asia region and its ID Products business to continue to be areas for growth in 2012. Sales to factory automation customers increased by $2,251,000, or 4%, from the first quarter of 2012, with the largest increase coming from Asia.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 12% and 10% of total revenue for the three-month and six-month periods in 2012, respectively, compared to 13% and 15% for the same periods in 2011. Sales to these customers decreased by $1,442,000, or 13%, for the three-month period and decreased by $7,396,000, or 31%, for the six-month period. Although sales to these customers increased by $3,129,000, or 47%, from the first quarter of 2012, representing the second sequential quarter of sales growth, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 15% of total revenue for both the three-month and six-month periods in 2012, compared to 13% for both the three-month and six-month periods in 2011. Revenue from these customers increased by $2,188,000, or 21%, for the three-month period and increased by $4,148,000, or 21%, for the six-month period due primarily to higher product revenue. A majority of this growth resulted from sales to the paper industry. Revenue from the surface inspection market increased by $1,237,000, or 11%, from the first quarter of 2012. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue increased by $883,000, or 1%, for the three-month period and increased by $3,413,000, or 2%, for the six-month period due primarily to a higher volume of surface inspection products sold in both the three-month and six-month periods, as well as a higher volume of factory automation products sold in the six-month period.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $50,000, or 1%, for the three-month period and increased by $835,000, or 7%, for the six-month period. The increase for the six-month period was primarily due to higher revenue from SISD training services and spare part sales. Service revenue as a percentage of total revenue was 7% for all periods presented.

Gross Margin

Gross margin as a percentage of revenue was 76% for both the three-month and six-month periods in 2012, compared to 77% and 76% for the three-month and six-month periods in 2011, respectively. The increase in surface inspection sales from 13% of total revenue for both periods in 2011 to 15% of total revenue for both periods in 2012 had a negative impact on the total margin. Although SISD margins have increased from the prior year, this business has lower margins as compared to MVSD.

MVSD Margin

MVSD gross margin as a percentage of revenue was 80% for both the three-month and six-month periods in 2012, compared to 81% and 80% for the three-month and six-month periods in 2011, respectively.

The decrease in MVSD margin for the three-month period was due primarily to the impact of higher manufacturing overhead and new product introduction costs, while MVSD revenue declined slightly during the same period.

SISD Margin

SISD gross margin as a percentage of revenue was 51% and 52% for the three-month and six-month periods in 2012, respectively, compared to 51% and 49% for the same periods in 2011. The increase in SISD margin for the six-month period was due to improvements in both product and service margins. Product margins improved primarily due to manufacturing efficiencies, as relatively flat SISD manufacturing costs were spread over a higher revenue base. Service margins improved due to a shift in sales mix to relatively higher margin training services and spare part sales.

Product Margin

Product gross margin as a percentage of revenue was 78% for both the three-month and six-month periods in 2012, compared to 79% and 78% for the three-month and six-month periods in 2011, respectively. The decrease in product margin for the three-month period was due principally to a higher percentage of total revenue from SISD products that have relatively lower margins, as well as a decline in MVSD product margins resulting from higher manufacturing costs on a lower revenue base.

Service Margin

Service gross margin as a percentage of revenue was 50% and 47% for the three-month and six-month periods in 2012, respectively, compared to 50% and 45% for the same periods in 2011. The increase in service margin was primarily due to an increase in training services and spare part sales.

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses decreased by $206,000, or 2%, for the three-month period in 2012 compared to the same period in 2011, and increased by $673,000, or 3%, for the six-month period in 2012 compared to the same period in 2011. MVSD RD&E expenses decreased by $416,000, or 4%, for the three-month period and increased by $337,000, or 2%, for the six-month period, while SISD RD&E expenses increased by $210,000, or 27%, for the three-month period and increased by $336,000, or 22%, for the six-month period.

The table below details the $416,000 net decrease and the $337,000 net increase in MVSD RD&E for the three-month and six-month periods, respectively:

	Three-Month Period	Six-Month Period
MVSD RD&E expenses in 2011	$9,733	$18,426
Personnel-related costs	338	907
Company bonus accruals	(468)	(480)
Foreign currency exchange rate changes	(233)	(338)
Other	(53)	248

MVSD RD&E expenses in 2012	$9,317	$18,763

Over the past year, the Company has continued to increase headcount to support strategic initiatives, resulting in higher personnel-related costs, such as salaries and fringe benefits. These investments were offset by lower company bonus accruals based on the Company’s operating income margin. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower RD&E costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD RD&E expenses was primarily due to increased salaries and fringe benefits expenses ($136,000 for the three-month period and $223,000 for the six-month period).

RD&E expenses as a percentage of revenue were 12% and 13% for the three-month and six-month periods in 2012, respectively, compared to 13% for the three-month and six-month periods in 2011. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $661,000, or 2%, for the three-month period in 2012 compared to the same period in 2011, and increased by $2,049,000, or 3%, for the six-month period in 2012 compared to the same period in 2011. MVSD SG&A expenses increased by $656,000, or 3%, for the three-month period and increased by $2,516,000, or 5%, for the six-month period, while SISD SG&A expenses increased by $90,000, or 3%, for the three-month period and increased by $198,000, or 3%, for the six-month period. Corporate expenses that are not allocated to either division decreased by $85,000, or 3%, for the three-month period and decreased by $665,000, or 9%, for the six-month period.

The table below details the $656,000 net increase and the $2,516,000 net increase in MVSD SG&A for the three-month and six-month periods, respectively:

	Three-Month Period	Six-Month Period
MVSD SG&A expenses in 2011	$23,546	$45,834
Personnel-related costs	1,103	2,674
Stock-based compensation expense	113	709
Company bonus accruals	(411)	(366)
Foreign currency exchange rate changes	(676)	(718)
Other	527	217

MVSD SG&A expenses in 2012	$24,202	$48,350

Over the past year, the Company has continued to increase headcount in strategic areas, principally Sales, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the fourth quarter of 2011 and a lower level of credits related to forfeited options. These increases were offset by lower company bonus accruals based on the Company’s operating income margin. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD SG&A expenses was primarily due to increased salaries and fringe benefits expenses ($107,000 for the three-month period and $186,000 for the six-month period).

The decrease in corporate expenses for the six-month period was due primarily to the Company’s 30th Anniversary parties held in the first quarter of 2011 ($480,000) and lower company bonus accruals ($349,000).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $30,000 and $668,000 for the three-month and six-month periods in 2012, respectively, compared to foreign currency gains of $210,000 and $151,000 for the same periods in 2011. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income increased by $1,104,000, or 158%, for the three-month period in 2012 compared to the same period in 2011, and increased by $1,471,000, or 113%, for the six-month period in 2012 compared to the same period in 2011 due primarily to gains recognized on the sale of Euro-denominated investments, as well as an increase in cash that was available for investment.

The Company recorded other expense of $99,000 and $96,000 for the three-month and six-month periods in 2012, respectively, compared to other expense of $148,000 and $353,000 for the same periods in 2011. The Company recorded $141,000 of other income in the first quarter of 2012 upon the expiration of the statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.

Income Tax Expense

The Company’s effective tax rate was 21% for both the three-month and six-month periods in 2012, compared to 23% for both the three-month and six-month periods in 2011. There were no discrete tax events in any period presented. The decrease in the effective tax rate was primarily due to a higher proportion of pre-tax income earned in relatively lower tax jurisdictions.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $390,683,000 as of July 1, 2012. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the six months ended July 1, 2012 were met with its existing cash balances, cash from investment sales and maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, capital expenditures, and the payment of dividends. Capital expenditures for the six months ended July 1, 2012 totaled $5,304,000 and consisted primarily of expenditures for computer hardware and software, as well as manufacturing test equipment.

The Company is in process of changing the domicile of the subsidiary that owns its international intellectual property, which it expects to complete during the third quarter of 2012. This entity, which also holds the Euro- based investment portfolio, will change its functional currency from the Euro to the U.S. Dollar. As a result, the Company sold the majority of its Euro-denominated investments in June with the proceeds being held in cash equivalents as of July 1, 2012. The Company expects to use these funds to purchase U.S. Dollar-denominated investments during the third quarter of 2012 once the change in domicile has been completed.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of July 1, 2012, the Company had contributed $19,886,000 to the partnership. No contributions were made during the six months ended July 1, 2012. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013. The Company received a stock distribution valued at $371,000 on June 26, 2012 resulting from a portfolio company’s initial public offering. These shares were sold for $352,000 on July 2, 2012.

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.10 per share during the first quarter of 2012 and a dividend of $0.11 per share during the second quarter of 2012, totaling $8,985,000 for the six months ended July 1, 2012.

Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of July 1, 2012, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any shares under these programs during the six months ended July 1, 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 1, 2012, the Company had approximately $385,121,000 in cash, cash equivalents, or debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2011.

ITEM 4:	CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the ITC issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. This matter is ongoing.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 - April 29, 2012	—	—	—	$100,000,631
April 30 - May 27, 2012	—	—	—	$100,000,631
May 28 - July 1, 2012	—	—	—	$100,000,631

Total	—	—	—	$100,000,631

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock to commence once the Company completes the $50,000,000 program noted above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 – xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended July 1, 2012, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended July 1, 2012 and July 3, 2011; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended July 1, 2012 and July 3, 2011; (iii) Consolidated Balance Sheets as of July 1, 2012 and December 31, 2011; (iv) Consolidated Statement of Shareholders’ Equity for the six-month period ended July 1, 2012; (v) Consolidated Condensed Statements of Cash Flows for the six-month periods ended July 1, 2012 and July 3, 2011; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2012		COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration and Chief Financial Officer
(principal financial and accounting officer)