Form 10-Q
period 2012-09-30
COGNEX CORP
filed 2012-10-29
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

As of September 30, 2012, there were 42,961,132 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue
Product	$72,437	$74,165	$222,293	$220,608
Service	7,639	5,920	19,818	17,264

	80,076	80,085	242,111	237,872
Cost of revenue
Product	15,863	15,705	49,054	47,258
Service	3,643	3,248	10,059	9,457

	19,506	18,953	59,113	56,715
Gross margin
Product	56,574	58,460	173,239	173,350
Service	3,996	2,672	9,759	7,807

	60,570	61,132	182,998	181,157
Research, development, and engineering expenses	10,002	10,608	30,663	30,596
Selling, general, and administrative expenses	28,765	28,135	89,441	86,762

Operating income	21,803	22,389	62,894	63,799
Foreign currency loss	(409)	(231)	(1,077)	(80)
Investment income	823	917	3,596	2,219
Other expense	(131)	(156)	(227)	(509)

Income before income tax expense	22,086	22,919	65,186	65,429

Income tax expense	4,281	4,882	13,332	14,659

Net income	$17,805	$18,037	$51,854	$50,770

Earnings per weighted-average common and common-equivalent share:
Basic	$0.42	$0.43	$1.21	$1.22
Diluted	$0.41	$0.42	$1.19	$1.19
Weighted-average common and common-equivalent shares outstanding:
Basic	42,912	42,128	42,777	41,765

Diluted	43,629	42,976	43,610	42,682

Cash dividends per common share	$0.11	$0.09	$0.32	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three-months Ended		Nine-months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(unaudited)		(unaudited)
Net income	$17,805	$18,037	$51,854	$50,770

Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale investments, net of tax of $102 and $27 in the three-month periods and net of tax of $302 and $62 in the nine-month periods, respectively	201	225	730	48
Foreign currency translation adjustments, net of tax of $17 and ($495) in the three-month periods and net of tax of ($180) and ($26) in the nine-month periods, respectively	(2,905)	(13,059)	(12,086)	902

Other comprehensive income (loss)	(2,704)	(12,834)	(11,356)	950

Comprehensive income	$15,101	$5,203	$40,498	$51,720

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$54,158	$38,103
Short-term investments	101,870	144,431
Accounts receivable, less reserves of $1,130 and $1,240 in 2012 and 2011, respectively	44,761	48,206
Inventories	24,995	28,098
Deferred income taxes	6,785	6,880
Prepaid expenses and other current assets	17,657	19,628

Total current assets	250,226	285,346

Long-term investments	259,910	174,906
Property, plant, and equipment, net	34,344	31,744
Deferred income taxes	17,378	15,919
Intangible assets, net	15,783	18,910
Goodwill	81,689	82,029
Other assets	2,785	3,027

	$662,115	$611,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,567	$7,098
Accrued expenses	28,918	32,290
Accrued income taxes	3,583	1,259
Deferred revenue and customer deposits	11,755	13,458

Total current liabilities	51,823	54,105

Reserve for income taxes	4,890	4,796

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 42,961 and 42,223 shares in 2012 and 2011, respectively	86	84
Additional paid-in capital	161,296	135,668
Retained earnings	472,729	434,581
Accumulated other comprehensive loss, net of tax	(28,709)	(17,353)

Total shareholders’ equity	605,402	552,980

	$662,115	$611,881

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2011	42,223	$84	$135,668	$434,581	$(17,353)	$552,980
Issuance of common stock under stock option plans	738	2	15,577	—	—	15,579
Stock-based compensation expense	—	—	6,795	—	—	6,795
Excess tax benefit from stock option exercises	—	—	3,256	—	—	3,256
Payment of dividends	—	—	—	(13,706)	—	(13,706)
Net income	—	—	—	51,854	—	51,854
Net unrealized gain on available-for- sale investments, net of tax of $302	—	—	—	—	730	730
Foreign currency translation adjustment, net of tax of $180	—	—	—	—	(12,086)	(12,086)

Balance as of September 30, 2012 (unaudited)	42,961	$86	$161,296	$472,729	$(28,709)	$605,402

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-months Ended
	September 30,	October 2,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$51,854	$50,770
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,795	5,829
Depreciation of property, plant, and equipment	4,977	4,082
Amortization of intangible assets	3,124	3,181
Amortization of discounts or premiums on investments	4,719	4,675
Realized gain on sale of investments	(1,411)	(33)
Tax effect of stock option exercises	(3,256)	(3,624)
Change in deferred income taxes	(1,509)	(359)
Change in operating assets and liabilities	9,516	(2,184)

Net cash provided by operating activities	74,809	62,337

Cash flows from investing activities:
Purchases of investments	(355,351)	(288,045)
Maturities and sales of investments	309,081	217,528
Purchases of property, plant, and equipment	(7,621)	(5,545)

Net cash used in investing activities	(53,891)	(76,062)

Cash flows from financing activities:
Issuance of common stock under stock option plans	15,579	27,837
Repurchase of common stock	—	(10,000)
Payment of dividends	(13,706)	(10,897)
Tax effect of stock option exercises	3,256	3,624

Net cash provided by financing activities	5,129	10,564

Effect of foreign exchange rate changes on cash and cash equivalents	(9,992)	133

Net change in cash and cash equivalents	16,055	(3,028)
Cash and cash equivalents at beginning of period	38,103	33,203

Cash and cash equivalents at end of period	$54,158	$30,175

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

In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$6,799	$—
Money market instruments	4,099	—
Corporate bonds	—	136,864
Municipal bonds	—	83,843
Asset-backed securities	—	47,202
Treasury bills	—	46,032
Agency bonds	—	27,023
Sovereign bonds	—	7,833
Covered bonds	—	7,421
Currency forward contracts	56	—

Liabilities:
Currency forward contracts	18	—

The Company’s cash equivalents and money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1 investments. The Company’s currency forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore also classified as Level 1 investments.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not record an other-than-temporary impairment of these investments during the nine-month period ended September 30, 2012.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the nine-month period ended September 30, 2012.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended September 30, 2012.

A change to the level of an asset or liability within the fair value hierarchy is determined at the end of a reporting period. There were no changes to these levels during the nine-month period ended September 30, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash	$43,260	$36,404
Cash equivalents	6,799	—
Money market instruments	4,099	1,699

Cash and cash equivalents	54,158	38,103

Corporate bonds	45,025	55,570
Municipal bonds	25,257	54,036
Asset-backed securities	12,184	—
Treasury bills	10,043	1,945
Covered bonds	4,664	1,319
Agency bonds	2,998	27,545
Sovereign bonds	1,699	4,016

Short-term investments	101,870	144,431

Corporate bonds	91,839	59,902
Municipal bonds	58,586	69,680
Treasury bills	35,989	—
Asset-backed securities	35,018	—
Agency bonds	24,025	12,335
Sovereign bonds	6,134	22,355
Covered bonds	2,757	4,701
Limited partnership interest (accounted for using cost method)	5,562	5,933

Long-term investments	259,910	174,906

	$415,938	$357,440

The Company’s investment portfolio includes corporate bonds, municipal bonds, asset-backed securities, treasury bills, covered bonds, agency bonds, and sovereign bonds. Corporate bonds consist of debt securities issued by both domestic and foreign companies; municipal bonds consist of debt securities issued by state and local government entities; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by both the U.S. and foreign governments; covered bonds consist of debt securities backed by governments, mortgages, or public sector loans; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; and sovereign bonds consist of direct debt issued by foreign governments.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s available-for-sale investments as of September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$44,935	$94	$(4)	$45,025
Municipal bonds	25,241	17	(1)	25,257
Asset-backed securities	12,192	5	(13)	12,184
Treasury bills	10,044	—	(1)	10,043
Covered bonds	4,679	—	(15)	4,664
Agency bonds	2,999	—	(1)	2,998
Sovereign bonds	1,699	—	—	1,699

Long-term:
Corporate bonds	91,131	723	(15)	91,839
Municipal bonds	58,246	341	(1)	58,586
Treasury bills	35,993	2	(6)	35,989
Asset-backed securities	34,998	48	(28)	35,018
Agency bonds	24,001	43	(19)	24,025
Sovereign bonds	6,118	18	(2)	6,134
Covered bonds	2,753	4	—	2,757

	$355,029	$1,295	$(106)	$356,218

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 30, 2012 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months
	Fair Value	Unrealized Losses
Treasury bills	$38,529	$(7)
Asset-backed securities	30,573	(41)
Corporate bonds	17,333	(19)
Agency bonds	12,558	(20)
Municipal bonds	4,828	(2)
Covered bonds	4,664	(15)
Sovereign bonds	2,464	(2)

	$110,949	$(106)

As of September 30, 2012, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.

In the third quarter of 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, primarily during the second quarter of 2012, and those funds were converted to U.S. Dollars. These funds were then used to purchase U.S. Dollar-denominated investments during the third quarter of 2012 once the change of domicile was complete.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $342,000 and $1,000, respectively, during the three-month period ended September 30, 2012 and $47,000 and $28,000, respectively, during the three-month period ended October 2, 2011. The Company recorded gross realized gains and gross realized losses of $1,669,000 and $239,000, respectively, during the nine-month period ending September 30, 2012, and $78,000 and $45,000, respectively, during the nine-month period ended October 2, 2011.

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 30, 2012 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$45,025	$19,494	$61,676	$8,456	$2,213	$—	$136,864
Municipal bonds	25,257	31,111	10,209	7,530	4,519	5,217	83,843
Asset-backed securities	12,184	17,388	12,595	4,530	—	505	47,202
Treasury bills	10,043	20,009	15,980	—	—	—	46,032
Covered bonds	4,664	961	—	1,796	—	—	7,421
Agency bonds	2,998	8,647	7,935	5,425	1,011	1,007	27,023
Sovereign bonds	1,699	765	3,254	2,115	—	—	7,833

	$101,870	$98,375	$111,649	$29,852	$7,743	$6,729	$356,218

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of September 30, 2012, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the nine-month period ended September 30, 2012. During the second quarter of 2012, the Company received a stock distribution valued at $371,000 resulting from a portfolio company’s initial public offering. During the third quarter of 2012, the Company recorded a realized loss on this stock distribution of $19,000 when the shares were sold for $352,000.

NOTE 4: Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$13,800	$17,736
Work-in-process	1,896	3,418
Finished goods	9,299	6,944

	$24,995	$28,098

NOTE 5: Intangible Assets and Goodwill

During the third quarter of 2012, the Company changed the domicile of the subsidiary that owns its international intellectual property. At that time, this entity changed its functional currency from the Euro to the U.S. Dollar. As of September 30, 2012, all goodwill is based in U.S. Dollars. However, the change in the

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

carrying value of goodwill noted on the Consolidated Balance Sheets during the nine-month period ended September 30, 2012 of $340,000 is wholly attributable to fluctuations in foreign currency exchange rates, recorded prior to the change of domicile.

The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the nine-month period ended September 30, 2012 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor a variety of factors that could result in an impairment of goodwill or other intangible assets in a future period.

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

The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2011	$2,097
Provisions for warranties issued during the period	1,344
Fulfillment of warranty obligations	(1,164)
Foreign exchange rate changes	(6)

Balance as of September 30, 2012	$2,271

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company currently uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposures. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and intercompany receivables denominated in Japanese Yen. These forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. In addition, during the third quarter of 2012, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates to protect against a potential devaluation of the Euro as it was converting a large amount of Euro-denominated cash into U.S. Dollars.

These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency loss” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $409,000 and $1,077,000 in the three-month and nine-month periods ended September 30, 2012, respectively, and net foreign currency losses of $231,000 and $80,000 in the three-month and nine-month periods ended October 2, 2011, respectively.

As of September 30, 2012, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount
Japanese Yen/Euro	212,000,000 Japanese Yen
U.S. Dollar/Euro	3,385,000 U.S. Dollars

Information regarding the fair value of the forward contracts outstanding as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Currency forward contracts	Prepaid expenses and other current assets	$56	$14	Accrued expenses	$18	$165

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011 was as follows (in thousands):

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives		Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three-months ended			Nine-months ended
		September 30, 2012	October 2, 2011		September 30, 2012	October 2, 2011
Currency forward contracts	Foreign currency loss	$(546)	$(171)	Foreign currency loss	$(637)	$(43)

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10: Stock-Based Compensation Expense

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of September 30, 2012, the Company had 6,306,506 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (4,940,521) and the 2007 Stock Option and Incentive Plan (1,365,985). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option Plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date. Generally, stock options vest over four years based upon continuous service and expire ten years from the grant date.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	4,473	$24.48
Granted	34	37.24
Exercised	(745)	20.89
Forfeited or expired	(87)	22.77

Outstanding as of September 30, 2012	3,675	$25.37	7.3	$34,143

Exercisable as of September 30, 2012	1,265	$21.12	5.6	$17,123

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Risk-free rate	2.0%	3.6%	2.0%	3.6%
Expected dividend yield	1.2%	1.0%	1.2%	1.0%
Expected volatility	44%	42%	44%	42%
Expected term (in years)	5.6	5.2	5.6	5.4

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

The weighted-average grant-date fair values of stock options granted during the three-month periods ended September 30, 2012 and October 2, 2011 were $12.96 and $11.89, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended September 30, 2012 and October 2, 2011 were $13.16 and $11.78, respectively.

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 67% of its stock options granted to senior management and 66% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated annual forfeiture rate of 12% to all unvested options for senior management and a rate of 14% for all other employees.

The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 30, 2012 were $1,492,000 and $478,000, respectively, and for the three-month period ended October 2, 2011 were $1,520,000 and $502,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 30, 2012 were $6,795,000 and $2,212,000, respectively, and for the nine-month period ended October 2, 2011 were $5,829,000 and $1,947,000, respectively. No compensation expense was capitalized as of September 30, 2012 or December 31, 2011.

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Product cost of revenue	$99	$80	$474	$350
Service cost of revenue	26	27	134	136
Research, development, and engineering	385	394	1,735	1,732
Selling, general, and administrative	982	1,019	4,452	3,611

	$1,492	$1,520	$6,795	$5,829

The total intrinsic values of stock options exercised for the three-month periods ended September 30, 2012 and October 2, 2011 were $1,436,000 and $5,254,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended September 30, 2012 and October 2, 2011 were $14,744,000 and $17,808,000, respectively.

As of September 30, 2012, total unrecognized compensation expense related to non-vested stock options was $8,273,000, which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 11: Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of September 30, 2012, the Company had repurchased a total of 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

completes the $50,000,000 program noted above. The Company did not purchase any additional shares under these programs during the nine-month period ended September 30, 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price levels, share availability, and cash reserve requirements.

NOTE 12: Taxes

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Nine-months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Income tax at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1	1	1	1
Foreign tax rate differential	(15)	(13)	(15)	(13)
Discrete tax events	(2)	(2)	(1)	(1)

Income tax provision	19%	21%	20%	22%

The Company’s effective tax rate for the third quarter of 2012 included a decrease in tax expense of $441,000 due to the expiration of statutes of limitations for certain reserves for income tax uncertainties. This reduction in tax expense was partially offset by the final true-up of the prior year’s tax accrual upon filing the actual tax returns, which increased tax expense by $84,000. These discrete tax events decreased the effective tax rate from a provision of 21% to a provision of 19% for the three-month period in 2012 and decreased the effective tax rate from a provision of 21% to a provision of 20% for the nine-month period in 2012. Included in the effective tax rate is the reversal of a $2,457,000 valuation allowance against foreign tax credits recorded in the prior year. Management believes that the Company will have sufficient foreign source earnings taxable in the United States to allow for full realization of these credits in 2012.

The Company’s effective tax rate for the third quarter of 2011 included a decrease in tax expense of $808,000 due to the expiration of statutes of limitations for certain reserves for income tax uncertainties, along with a decrease in tax expense of $155,000 resulting from the Company’s settlement of its Advanced Pricing Agreement between Japan and Ireland. These reductions in tax expense were partially offset by the final true-up of the prior year’s tax accrual upon filing the actual tax returns, which increased tax expense by $574,000. In addition, a deferred tax asset and a related valuation allowance of $2,457,000 were recognized for incremental foreign tax credits in the United Stated generated in 2010. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 21% for the three-month period in 2011 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2011.

During the nine-month period ended September 30, 2012, the Company recorded a $428,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $206,000 was recorded in the three-month period ended September 30, 2012. Estimated interest and penalties included in these amounts totaled $95,000 for the nine-month period ended September 30, 2012, of which $32,000 was recorded in the three-month period ended September 30, 2012.

The Company’s reserve for income taxes, including gross interest and penalties, was $4,890,000 as of September 30, 2012, all of which was classified as noncurrent. The amount of gross interest and penalties included in these balances was $1,149,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $311,000 that would be recorded as Additional Paid in Capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,500,000 to $1,800,000 over the next twelve months.

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

NOTE 13: Weighted-Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic weighted-average common shares outstanding	42,912	42,128	42,777	41,765
Effect of dilutive stock options	717	848	833	917

Weighted-average common and common-equivalent shares outstanding	43,629	42,976	43,610	42,682

Stock options to purchase 935,342 and 892,349 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 30, 2012, respectively, and 1,007,991 and 821,035 for the same periods in 2011, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

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

The following table summarizes information about the segments (in thousands):

Three-months Ended September 30, 2012	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$64,971	$7,466	$—	$72,437
Service revenue	3,291	4,348	—	7,639
Operating income	22,664	2,724	(3,585)	21,803

Nine-months Ended September 30, 2012	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$198,935	$23,358	$—	$222,293
Service revenue	6,989	12,829	—	19,818
Operating income	68,843	7,964	(13,913)	62,894

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three-months Ended October 2, 2011	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$66,404	$7,761	$—	$74,165
Service revenue	1,771	4,149	—	5,920
Operating income	23,422	2,891	(3,924)	22,389

Nine-months Ended October 2, 2011	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$200,163	$20,445	$—	$220,608
Service revenue	5,574	11,690	—	17,264
Operating income	72,036	5,910	(14,147)	63,799

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

NOTE 15: Dividends

On July 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.11 per share. The dividend was paid on September 14, 2012 to all shareholders of record at the close of business on August 31, 2012.

On October 29, 2012, the Company’s Board of Directors declared a cash dividend of $0.11 per share. The dividend is payable on December 14, 2012 to all shareholders of record at the close of business on November 30, 2012.

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

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, pharmaceutical, medical devices, and solar. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 77% of total revenue in the third quarter of 2012.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 8% of total revenue in the third quarter of 2012.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 15% of total revenue in the third quarter of 2012.

Revenue for the third quarter of 2012 totaled $80,076,000. Revenue for the current quarter was relatively flat with the third quarter of 2011, as higher sales in the factory automation market were offset by lower sales in the cyclical semiconductor and electronics capital equipment market. Although the gross margin percentage rounded to 76% in both the third quarter of 2012 and 2011, the gross margin contribution was slightly lower in the third quarter of 2012 due primarily to higher new product introduction costs. Operating expenses were relatively flat with the third quarter of 2011 due principally to expenses associated with increased headcount in strategic areas, offset by lower company bonus accruals and the favorable impact of foreign currency exchange rates on operating expenses. The Company recorded operating income of $21,803,000, or 27% of revenue, in the third quarter of 2012, compared to $22,389,000, or 28% of revenue, in the third quarter of 2011. Net income was $17,805,000, or 22% of revenue, in the third quarter of 2012, compared to $18,037,000, or 23% of revenue, in the third quarter of 2011.

Results of Operations

Revenue

Revenue was relatively flat for the three-month period in 2012 compared to the same period in 2011, and increased by $4,239,000, or 2%, for the nine-month period in 2012 compared to the same period in 2011. In the three-month period, higher sales to factory automation customers were offset by lower sales to semiconductor and electronics capital equipment customers. Sales to customers in the surface inspection market were relatively flat in the three-month period. In the nine-month period, the increase was due to higher sales to factory automation and surface inspection customers, partially offset by lower sales to semiconductor and electronics capital equipment customers.

Factory Automation Market

Sales to customers in the factory automation market represented 77% and 75% of total revenue for the three-month and nine-month periods in 2012, respectively, compared to 74% and 73% for the same periods in 2011. Sales to these customers increased by $2,147,000, or 4%, for the three-month period and increased by $9,643,000, or 6%, for the nine-month period. A weaker Euro in 2012 compared to the prior year had a negative impact on reported factory automation revenue, as sales denominated in Euros were translated to U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $5,209,000, or 9%, for the three-month period and increased by $15,127,000, or 9%, for the nine-month period.

Geographically, increases from the prior year in factory automation revenue excluding the impact of foreign currency exchange rate changes were noted in the Americas, Europe, and, most notably, in Asia, where the Company has made significant investments, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. By product, the largest increase in factory automation revenue in the nine-month period came from sales of the Company’s ID Products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution. Although revenue from ID Products increased in the three-month period as well, the largest increase came from the Vision Software business, which included $1,300,000 related to an arrangement with a single customer for which the work was performed over the prior two years, but revenue was deferred until the final software obligation was completed in the third quarter of 2012.

On a sequential basis, sales to factory automation customers were relatively flat compared to the second quarter of 2012. Although sales in this market increased from the prior quarter in the Americas and Asia, this increase was offset by typical seasonal softness in Europe.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 8% and 10% of total revenue for the three-month and nine-month periods in 2012, respectively, compared to 11% and 14% for the same periods in 2011. Sales to these customers decreased by $2,060,000, or 23%, for the three-month period and decreased by $9,456,000, or 29%, for the nine-month period. Furthermore, sales to these customers decreased by $2,982,000, or 30%, from the second quarter of 2012. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 15% of total revenue for both the three-month and nine-month periods in 2012, compared to 15% and 13% for the three-month and nine-month periods in 2011, respectively. Revenue from these customers was relatively flat for the three-month period and increased by $4,052,000, or 13%, for the nine-month period due to higher product revenue, primarily from metals customers in Asia, as well as higher service revenue from training services and spare part sales. Revenue from the surface inspection market decreased by $991,000, or 8%, from the second quarter of 2012. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue decreased by $1,728,000, or 2%, for the three-month period and increased by $1,685,000, or 1%, for the nine-month period. Although the Company has sold a higher volume of modular vision systems than the prior year, the average selling price has declined in part due to a shift in revenue mix to ID Products, which have relatively lower average selling prices.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $1,719,000, or 29%, for the three-month period and increased by $2,554,000, or 15%, for the nine-month period. For the three-month period, service revenue included $1,300,000 related to a custom software development arrangement with an MVSD customer for which the work was performed over the prior two years, but revenue was deferred until the final software obligation was completed in the third quarter of 2012. For the nine-month period, the increase was also due to higher revenue from SISD training services and spare part sales. Service revenue as a percentage of total revenue was 10% and 8% for the three-month and nine-month periods in 2012, respectively, compared to 7% for both the three-month and nine-month periods in 2011.

Gross Margin

Gross margin as a percentage of revenue was 76% for all periods presented.

MVSD Margin

MVSD gross margin as a percentage of revenue was 79% and 80% for the three-month and nine-month periods in 2012, respectively, compared to 80% for both the three-month and nine-month periods in 2011. The decrease in MVSD margin for the three-month period was due primarily to the impact of higher new product introduction costs while MVSD revenue was relatively flat.

SISD Margin

SISD gross margin as a percentage of revenue was 54% and 53% for the three-month and nine-month periods in 2012, respectively, compared to 53% and 51% for the same periods in 2011. The increase in SISD margin for both periods was due to improvements in both product and service margins. Product margins improved primarily due to manufacturing efficiencies, as SISD manufacturing costs were lower in 2012 than the prior year. Service margins improved due to a shift in revenue mix to relatively higher margin training services and spare part sales.

Product Margin

Product gross margin as a percentage of revenue was 78% for both the three-month and nine-month periods in 2012, compared to 79% for both the three-month and nine-month periods in 2011. The decrease in product margin was principally due to a decline in MVSD product margins resulting from higher new product introduction costs. For the nine-month period, the decrease was also due to a higher percentage of total revenue from SISD products that have relatively lower margins.

Service Margin

Service gross margin as a percentage of revenue was 52% and 49% for the three-month and nine-month periods in 2012, respectively, compared to 45% for both of the same periods in 2011. The increase in service margin was primarily due to higher margins from consulting services, which included the $1,300,000 revenue arrangement at a 58% margin recorded in the third quarter of 2012 as further discussed above. In addition, the increase in the nine-month period was due to an increase in relatively higher margin training services and spare part sales.

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses decreased by $606,000, or 6%, for the three-month period in 2012 compared to the same period in 2011, and were relatively flat for the nine-month period in 2012 compared to the same period in 2011. MVSD RD&E expenses decreased by $697,000, or 7%, for the three-month period and decreased by $360,000, or 1%, for the nine-month period, while SISD RD&E expenses increased by $91,000, or 11%, for the three-month period and increased by $427,000, or 18%, for the nine-month period.

The table below details the $697,000 and the $360,000 net decreases in MVSD RD&E for the three-month and nine-month periods, respectively:

	Three-Month Period	Nine-Month Period
MVSD RD&E expenses in 2011	$9,747	$28,173
Personnel-related costs	295	900
Company bonus accruals	(373)	(853)
Foreign currency exchange rate changes	(305)	(645)
Other	(314)	238

MVSD RD&E expenses in 2012	$9,050	$27,813

Personnel-related costs have increased from the prior year due to additional headcount, partially offset by lower average costs per head. Over the past year, the Company has continued to increase headcount to support strategic initiatives, resulting in higher personnel-related costs, such as salaries and fringe benefits. Many of these heads have been added in Budapest, Hungary, which has resulted in a decrease in the average costs per head. These investments were offset by lower company bonus accruals based on the Company’s operating income margin. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower RD&E costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD RD&E expenses was primarily due to increased salaries and fringe benefits expenses ($58,000 for the three-month period and $278,000 for the nine-month period). In the nine-month period, higher outsourced engineering services ($81,000) also contributed to the increase.

RD&E expenses as a percentage of revenue were 12% and 13% for the three-month and nine-month periods in 2012, respectively, compared to 13% for both of the same periods in 2011. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $630,000, or 2%, for the three-month period in 2012 compared to the same period in 2011, and increased by $2,679,000, or 3%, for the nine-month period in 2012 compared to the same period in 2011. MVSD SG&A expenses increased by $904,000, or 4%, for the three-month period and increased by $3,420,000, or 5%, for the nine-month period, while SISD SG&A expenses increased by $53,000, or 2%, for the three-month period and increased by $251,000, or 3%, for the nine-month period. Corporate expenses that are not allocated to either division decreased by $327,000, or 12%, for the three-month period and decreased by $992,000, or 10%, for the nine-month period.

The table below details the $904,000 and the $3,420,000 net increases in MVSD SG&A for the three-month and nine-month periods, respectively:

	Three-Month Period	Nine-Month Period
MVSD SG&A expenses in 2011	$22,622	$68,456
Personnel-related costs	1,273	4,045
Stock-based compensation expense	19	730
Sales demonstration equipment	330	485
Depreciation expense	152	440
China long-term incentive plan	164	363
Company bonus accruals	(376)	(744)
Sales commissions	(114)	(945)
Foreign currency exchange rate changes	(924)	(1,426)
Other	380	472

MVSD SG&A expenses in 2012	$23,526	$71,876

Personnel-related costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per head. Over the past year, the Company has continued to increase headcount in strategic areas, principally Sales, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per head have increased over the prior year due primarily to modest wage increases granted early in 2012 and higher fringe benefits, such as health care costs. The Company also recorded increased stock-based compensation expense due to a higher valuation of stock options granted in the fourth quarter of 2011 and a lower level of credits related to forfeited options, increased spending on sales demonstration equipment, and higher depreciation expense related principally to business system upgrades and leasehold improvements. In addition, the Company began to accrue expenses in 2012 associated with a long-term incentive plan implemented in China in lieu of granting stock options in this region. These increases were offset by lower sales commissions as a result of fewer sales employees exceeding their bookings quotas compared to the prior year and lower company bonus accruals based upon the Company’s operating income margin. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD SG&A expenses was primarily due to increased salaries and fringe benefits expenses ($72,000 for the three-month period and $258,000 for the nine-month period).

The decrease in corporate expenses was primarily due to lower company bonus accruals ($475,000 for the three-month period and $824,000 for the nine-month period).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $409,000 and $1,077,000 for the three-month and nine-month periods in 2012, respectively, compared to foreign currency losses of $231,000 and $80,000 for the same periods in 2011. In the third quarter of 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, primarily during the second quarter of 2012, and those funds were converted into U.S. Dollars when the change in domicile was completed. To protect against a potential devaluation in the Euro, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates. The settlement of these forward contracts resulted in a foreign currency loss of $504,000 recorded in the third quarter of 2012. In addition, the foreign currency losses in each period resulted from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income decreased by $94,000, or 10%, for the three-month period in 2012 compared to the same period in 2011, and increased by $1,377,000, or 62%, for the nine-month period in 2012 compared to the same period in 2011. The increase in the nine-month period was primarily due to gains recognized on the sale of Euro-denominated investments, as well as an increase in cash that was available for investment.

The Company recorded other expense of $131,000 and $227,000 for the three-month and nine-month periods in 2012, respectively, compared to other expense of $156,000 and $509,000 for the same periods in 2011. The Company recorded $141,000 of other income in the first quarter of 2012 upon the expiration of the statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.

Income Tax Expense

The Company’s effective tax rates were provisions of 19% and 20% for the three-month and nine-month periods ended September 30, 2012 respectively, compared to provisions of 21% and 22% for the same periods in 2011.

The Company’s effective tax rate for the third quarter of 2012 included a decrease in tax expense of $441,000 due to the expiration of statutes of limitations for certain reserves for income tax uncertainties. This reduction in tax expense was partially offset by the final true-up of the prior year’s tax accrual upon filing the actual tax returns, which increased tax expense by $84,000. These discrete tax events decreased the effective tax rate from a provision of 21% to a provision of 19% for the three-month period in 2012 and decreased the effective tax rate from a provision of 21% to a provision of 20% for the nine-month period in 2012. Included in the effective tax rate is the reversal of a $2,457,000 valuation allowance against foreign tax credits recorded in the prior year. Management believes that the Company will have sufficient foreign source earnings taxable in the United States to allow for full realization of these credits in 2012.

The Company’s effective tax rate for the third quarter of 2011 included a decrease in tax expense of $808,000 due to the expiration of statutes of limitations for certain reserves for income tax uncertainties, along with a decrease in tax expense of $155,000 resulting from the Company’s settlement of its Advanced Pricing Agreement between Japan and Ireland. These reductions in tax expense were partially offset by the final true-up of the prior year’s tax accrual upon filing the actual tax returns, which increased tax expense by $574,000. In addition, a deferred tax asset and a related valuation allowance of $2,457,000 were recognized for incremental foreign tax credits in the United Stated generated in 2010. These discrete tax events decreased the effective tax rate from a provision of 23% to a provision of 21% for the three-month period in 2011 and decreased the effective tax rate from a provision of 23% to a provision of 22% for the nine-month period in 2011.

Excluding these discrete tax events, the Company’s effective tax rate would be 21% of the Company’s pretax income for both periods in 2012, compared to 23% of the Company’s pretax income for both periods in 2011. The decrease in the effective tax rate was primarily due to a higher proportion of the Company’s pre-tax income being earned in relatively low tax jurisdictions.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $415,938,000 as of September 30, 2012. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the nine months ended September 30, 2012 were met with its existing cash balances, cash from investment sales and maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, capital expenditures, and the payment of dividends. Capital expenditures for the nine months ended September 30, 2012 totaled $7,621,000 and consisted primarily of expenditures for computer hardware and software, as well as manufacturing test equipment.

In the third quarter of 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, primarily during the second quarter of 2012, and those funds were converted into U.S. Dollars. These funds were then used to purchase U.S. Dollar-denominated investments during the third quarter of 2012 once the change in domicile was completed. At September 30, 2012, the Company’s investment portfolio consisted predominantly of U.S. Dollar-denominated securities.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of September 30, 2012, the Company had contributed $19,886,000 to the partnership. No contributions were made during the nine months ended September 30, 2012. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013. The Company received a stock distribution valued at $371,000 on June 26, 2012 resulting from a portfolio company’s initial public offering. These shares were sold for $352,000 on July 2, 2012.

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.10 per share during the first quarter of 2012 and dividends of $0.11 per share during the second and third quarters of 2012, totaling $13,706,000 for the nine months ended September 30, 2012. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of September 30, 2012, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any shares under these programs during the nine months ended September 30, 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of September 30, 2012, the Company had approximately $410,376,000 in cash, cash equivalents, or debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2011.

ITEM 4:	CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 - July 29, 2012	—	—	—	$100,000,631
July 30 - August 26, 2012	—	—	—	$100,000,631
August 27 - September 30, 2012	—	—	—	$100,000,631

Total	—	—	—	$100,000,631

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock to commence once the Company completes the $50,000,000 program noted above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 – xBRL (Extensible Business Reporting Language)***

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2012; (v) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2012 and October 2, 2011; and (vi) Notes to Consolidated Financial Statements.

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

Date: October 29, 2012	COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration and Chief Financial Officer
(principal financial and accounting officer)