Form 10-K
period 2012-12-31
COGNEX CORP
filed 2013-02-11
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

[    ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2012: $1,256,813,000

$.002 par value common stock outstanding as of January 27, 2013: 43,103,869 shares

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Cognex has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Hayward, California. MVSD develops, manufactures, and markets modular vision systems and ID products that are used to automate the manufacture and tracking of discrete items, such as cellular phones, aspirin bottles, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing or distribution process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as metal, paper, nonwoven, plastic, and glass, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 84% of total revenue in 2012. Financial information about these segments may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 75% of total revenue in 2012, compared to 73% of total revenue in 2011.

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market, which represented a large portion of our business during the 1990’s, changed after the dot-com bubble burst in 2000. Customers shifted away from embedded machine vision systems containing specialized hardware as PC speeds increased. They first migrated to products containing mostly software with significantly less hardware content, and eventually began buying only the software portion of the system from Cognex. Although these software-only products have high gross margins, the average selling price is significantly lower than for a complete vision system. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 9% of total revenue in 2012, compared to 12% of total revenue in 2011.

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metal, paper, nonwoven, plastic, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 16% of total revenue in 2012, compared to 15% of total revenue in 2011.

No customer accounted for greater than 10% of total revenue in 2012, 2011, or 2010.

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

In 2008, we sold all of the assets of our lane departure warning business for $3 million. We entered this business in 2006 with the acquisition of AssistWare Technology, Inc., a small company that had developed a vision system that could provide a warning to drivers when their vehicle was about to inadvertently cross a lane. For two years after the acquisition date, we invested additional funds to commercialize AssistWare’s product and to establish a business developing and selling lane departure warning products for driver assistance. This business was included in the MVSD segment, but was never integrated with the other Cognex businesses. During 2008, we determined that this business did not fit the Cognex business model, primarily because car and truck manufacturers wanted to work exclusively with existing Tier One suppliers and, although these suppliers had expressed interest in Cognex’s vision technology, they would require access to, and control of, our proprietary software. Accordingly, we accepted an offer from one of these suppliers and sold the lane departure warning business.

In 2009, we acquired the web monitoring business of Monitoring Technology Corporation (MTC), a manufacturer of products for monitoring industrial equipment and processes, for $5 million. This business is included in the Company’s SISD segment. The acquired SmartAdvisor® Web Monitoring System (WMS) is complementary to Cognex’s Smart View® Web Inspection System (WIS). When used together, the WIS automatically identifies and classifies defects and the WMS then provides the customer with the ability to determine the root causes of each of those defects so that they can be quickly eliminated. The combination of WMS and WIS allows SISD to provide a fully-integrated system to its surface inspection customers.

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

Surface Inspection Systems

Surface inspection systems detect, identify, track, and report visual defects in any continuous material or process, such as metal, paper, nonwoven, plastic, and glass. The Smart View® Web Inspection System is targeted at high-speed applications that require extremely accurate surface defect detection and identification. The SmartAdvisor® Web Monitoring System is a process monitoring system that is used to track defects to their source and determine the root cause. These systems can be delivered as standalone or integrated solutions.

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

As of December 31, 2012, Cognex employed 234 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $41,549,000 in 2012, $40,946,000 in 2011, and $33,080,000 in 2010, or approximately 13%, 13%, and 11% of revenue, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. At any point in time, we have numerous research and development projects underway. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

Manufacturing and Order Fulfillment

Cognex’s MVSD products are manufactured utilizing a turnkey operation whereby the majority of component procurement, system assembly, and initial testing are performed by third-party contract manufacturers. Cognex’s primary contract manufacturers are located in Ireland and Southeast Asia. The contract manufacturers use specified components and assembly/test documentation created and controlled by Cognex. Certain components are presently available only from a single source. After the completion of initial testing, a fully-assembled product from the contract manufacturer is routed to our facility in Cork, Ireland or Natick, Massachusetts, USA, where trained Cognex personnel load the software onto the product and perform quality control procedures. Finished product for customers in the Americas is then shipped from our Natick, Massachusetts facility, while finished product for customers in Europe and Southeast Asia is shipped from our Cork, Ireland facility. Our distribution center in Koriyama, Japan purchases finished product from the Cork, Ireland facility and then ships this product to customers in Japan when orders are received.

Cognex’s SISD products are manufactured and shipped from its Hayward, California facility. The manufacturing process at the Hayward facility consists of component procurement, system assembly, software loading, quality control, and shipment of product to customers worldwide.

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

As of December 31, 2012, Cognex’s sales force consisted of 361 professionals, and our partner network consisted of approximately 175 active integrators and 288 authorized distributors. Sales engineers call directly on targeted accounts and manage the activities of our partners within their territories in order to implement the most advantageous sales model for our products. The majority of our sales force holds engineering or science degrees. Cognex has sales and support personnel located throughout the Americas, Japan, Europe, and Southeast Asia. In recent years, the Company has expanded its sales force in emerging markets, such as China and India (which the Company currently includes in its Southeast Asia region), Brazil (which the Company currently includes in its Americas region), and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes. In 2010, the Company established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we began to sell to our Chinese customers through this new entity in 2011. The WFOE is able to accept payment from Chinese customers in Yuan, also known as Renminbi, which we believe will allow us to reach more of the potential market for machine vision throughout Mainland China.

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

Sales to customers based outside of the United States represented approximately 69% of total revenue in 2012, compared to approximately 70% of total revenue in 2011. In 2012, approximately 31% of our total revenue came from customers based in Europe, 13% from customers based in Japan, and 25% from customers based in other regions outside the United States. Sales to customers based in Europe are predominantly denominated in Euros, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in other regions are denominated in U.S. Dollars and Chinese Yuan for sales within Mainland China. Financial information about geographic areas may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2012, Cognex had been granted, or owned by assignment, 343 patents issued worldwide and had another 238 patent applications pending worldwide. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, Checker®, DataMan®, Smart View®, and SmartAdvisor®, as well as many common-law marks.

Compliance with Environmental Provisions

Cognex’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Competition

The machine vision market is fragmented and Cognex’s competitors are typically other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. In addition, in the semiconductor and electronics capital equipment market, and with respect to machine builders in the factory automation market, Cognex competes with the internal engineering departments of current or prospective customers. In the identification and logistics market, Cognex competes with manufacturers of automatic identification systems. Any of these competitors may have greater financial and other resources than Cognex. Although we consider Cognex to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available.

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

Backlog

As of December 31, 2012, backlog, which includes deferred revenue, totaled $43,720,000, compared to $45,861,000 as of December 31, 2011. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days at MVSD and six months at SISD. Although MVSD accepts orders from customers with requested shipment dates that are within 60 days, orders typically ship within one week of order placement. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

As of December 31, 2012, Cognex employed 984 persons, including 499 in sales, marketing, and service activities; 234 in research, development, and engineering; 112 in manufacturing and quality assurance; and 139 in information technology, finance, and administration. Of the Company’s 984 employees, 495 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

Cognex maintains a website on the World Wide Web at www.cognex.com. We make available, free of charge, on our website in the “Company” section under the caption “Investor Information” followed by “Financial Information” and then “SEC FiIings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Cognex’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

In 2009, the credit market crisis and slowing global economies resulted in significantly lower demand for our products, as many of our customers experienced deterioration in their businesses, cash flow issues, difficulty obtaining financing, and declining business confidence. Although order levels have increased since this time, global economic conditions are still unsettled, resulting in a challenging environment to achieve our targeted rate of revenue growth. If global economic conditions remain unsettled or were to deteriorate, our revenue and our ability to generate quarterly operating profits could be materially adversely affected.

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

As of December 31, 2012, the Company had approximately $385 million in cash, cash equivalents, debt securities, or equity securities that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather another economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics capital equipment market may adversely affect our business.

In 2012, approximately 9% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by declining sales in either of these industries. Furthermore, the competitive landscape in this market has changed in recent years, with price and the flexibility of purchasing hardware from other vendors becoming more important factors in the purchasing decisions of these manufacturers. In response to this market change, we have introduced software-only products. Although these products have high gross margins, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. In addition, a decline in sales in the semiconductor and electronics capital equipment market, where many of these software-only products are sold, may also have a negative impact on our MVSD gross margins.

A downturn in the automotive industry may adversely affect our business.

As we have diversified away from the semiconductor and electronics capital equipment market over the past several years, we have expanded into other industries that comprise the broad factory automation market. In 2012, the largest industry that we served in factory automation was the automotive industry. Our revenue from this industry is spread across a variety of customers and regions. Our business is impacted by the level of capital spending in the automotive industry. As a result, our operating results could be materially and adversely affected by declining sales in this industry.

Our inability to penetrate new markets outside of the manufacturing sector may impede our revenue growth.

We are pursuing applications in the automatic identification market outside of the manufacturing sector, such as using ID products in logistics automation for package sorting and distribution. As shipping volumes grow, more distribution centers are choosing to upgrade their traditional laser-based scanners to image-based barcode readers, which will cost-effectively increase package sorter efficiency and throughput by improving read rates. Cognex has introduced image-based barcode readers in order to penetrate the ID logistics market and grow our ID Products business beyond the traditional manufacturing sector that we currently serve. Our growth plan is dependent upon successfully penetrating the ID logistics market and we are making significant investments in this area. Therefore, our failure to generate revenue in this new market may have a materially adverse impact on our revenue growth and operating profits.

Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.

In 2012, approximately 69% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers in Ireland and Southeast Asia. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets, such as our expansion into China, India, Brazil, and Eastern Europe. In 2010, we established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we began to sell to our Chinese customers through this new entity in 2011. This new entity has required and will continue to require significant management attention and financial resources. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

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

We face exposure to foreign currency exchange rate fluctuations, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of our subsidiaries or the reporting currency of our company, which is the U.S. Dollar. In certain instances, we utilize forward contracts to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. We do not engage in foreign currency speculation.

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

A significant portion of our revenues and expenses are denominated in the Euro and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro in Europe, the Yen in Japan, and the U.S. Dollar and Chinese Yuan in Southeast Asia. We estimate that approximately 50% of our sales in 2012 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.

The loss of a large customer could have an adverse effect on our business.

In 2012, our top five customers accounted for approximately 7% of total revenue. Our expansion into the factory automation marketplace has reduced our reliance upon the revenue from any one customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.

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

We have historically used stock options as a key component of our employee compensation program in order to align employee interests with the interests of our shareholders, provide competitive compensation and benefits packages, and encourage employee retention. We are limited as to the number of options that we may grant under our stock option plans. Accordingly, we may find it difficult to attract, retain, and motivate employees, and any such difficulties could materially adversely affect our business.

The failure of a key supplier to deliver quality product in a timely manner or our inability to obtain components for our products could adversely affect our operating results.

A significant portion of our MVSD product is manufactured by two third-party contractors. These contractors have agreed to provide Cognex with termination notification periods and last-time-buy rights, if and when that may be applicable. We rely upon these contractors to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes.

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

We manage our inventory levels to meet increases in customer demand, while at the same time minimizing inventory obsolescence exposure. Many of our vendors reduced their inventory levels and manufacturing capacity during the economic downturn that began in late 2008. As a result, if customer demand increases beyond the levels we are forecasting, our vendors may have difficulty meeting our accelerated delivery schedules due to their reduced manufacturing capacities. We may therefore be unable to take delivery of an adequate supply of components and turnkey systems from our vendors in order to meet an increase in demand from our customers. These supply issues could impact our ability to ship product to customers, and therefore, to recognize revenue, which could have a material adverse effect on our operating results.

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

We rely on our proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of our personnel to maintain our position as a leading provider of machine vision products. Software piracy and reverse engineering, specifically from companies in Russia and Asia, may result in counterfeit products that are misrepresented in the market as Cognex products. Although we use a variety of methods to protect our intellectual property, we rely most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. We also attempt to protect our intellectual property by restricting access to our proprietary information by a combination of technical and internal security measures. These measures, however, may not be adequate to:

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

The machine vision market is fragmented and Cognex’s competitors are typically other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems,

sensors, and components; and system integrators. Any of these competitors may have greater financial and other resources than we do. Ease-of-use and product price are significant competitive factors in the factory automation marketplace. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could have a material adverse effect on our gross margins and operating results. We refer you to the section captioned “Competition,” appearing in Part I – Item 1 of this Annual Report on Form 10-K for further information regarding the competition that we face.

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

As of December 31, 2012, we had $343 million of investments, of which $337 million consisted of debt securities, $2 million consisted of equity securities, and $4 million consisted of a limited partnership interest in a venture capital fund.

The debt securities are all denominated in U.S. Dollars and the majority of these securities are debt of U.S. companies. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2012, our portfolio of debt securities had a net unrealized gain of $683,000. Included in this net gain, however, were gross unrealized losses totaling $321,000, which were in a loss position for less than twelve months. As of December 31, 2012, these unrealized losses were determined to be temporary. However, if conditions change and future unrealized losses were determined to be other-than-temporary, we would be required to record an impairment charge.

The limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financing policies. Furthermore, this investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting. As of December 31, 2012, the carrying value of this investment was $3,740,000 compared to an estimated fair value of $6,932,000. The limited partnership’s investments consist of young and emerging companies. The worldwide economic slowdown and credit market crisis that began in late 2008 made the environment for these startups much less forgiving. As a result, it is possible that some of the younger companies in the portfolio that require capital investments to fund their current operations may not be as well prepared to survive economic uncertainty as would a more mature company. These factors could impact the fair value of the companies in the partnership’s portfolio.

Management monitors the carrying value of its investments in debt securities and a limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. In its evaluation of its limited partnership interest, management considers the duration and extent of the decline, the length of our commitment to the investment, general economic conditions, and specific communications with the General Partner. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. Should the fair value of investments decline in future periods below their carrying value, management will need to determine whether this decline is other-than-temporary and future impairment charges may be required.

As of December 31, 2012, we had $15 million in acquired intangible assets, of which $13 million represented acquired distribution networks. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.

As of December 31, 2012, we had $82 million in acquired goodwill, $78 million of which is assigned to our Modular Vision Systems Division and $4 million of which is assigned to our Surface Inspection Systems Division. The fair value of goodwill is susceptible to changes in the fair value of the reporting segments in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to the net book value of our segments may result in future impairment charges.

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

We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results. Any disruption occurring with our management information systems may cause significant business disruption, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

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

In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This building is currently occupied by tenants who have lease agreements that expire at various dates through 2017. A portion of this space is currently unoccupied.

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A:	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2012:

Name	Age	Title
Robert J. Shillman	66	Chairman of the Board of Directors and Chief Culture Officer
Robert J. Willett	45	President and Chief Executive Officer
Richard A. Morin	63	Executive Vice President of Finance and Administration and Chief Financial Officer

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Dr. Shillman and Mr. Morin have been employed by Cognex for no less than the past five years.

Mr. Willett joined the Company in June 2008 as President of the Modular Vision Systems Division (MVSD). In early 2010, Mr. Willett was promoted to President and Chief Operating Officer. In March 2011, upon recommendation from Dr. Shillman, the Board of Directors elected Mr. Willett as Chief Executive Officer of the Company. Dr. Shillman previously held this role. Mr. Willett came to Cognex from Danaher Corporation, a diversified manufacturer of industrial controls and technologies, where he served as Vice President of Business Development and Innovation for the Product Identification Business Group. Prior to that, Mr. Willett was President of Videojet Technologies, a leader in coding and marking products, which is a subsidiary of Danaher. Mr. Willett also served as Chief Executive Officer of Willett International Ltd., a privately-owned coding and marking company which was sold to Danaher in 2003 and merged with Videojet. He holds a Bachelor of Arts degree from Brown University and a Masters in Business Administration from Yale University.

PART II

ITEM 5:MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 27, 2013, there were approximately 630 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.

The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2012 and 2011 were as follows:

	First	Second	Third	Fourth
2012
High	$44.80	$43.83	$39.08	$38.67
Low	35.91	29.66	29.24	32.29
2011
High	$34.97	$36.89	$37.49	$37.12
Low	24.61	28.00	26.02	24.91

The Company declared and paid a cash dividend of $0.08 per share in the first quarter of 2011. The quarterly dividend increased to $0.09 per share in the second and third quarters of 2011, and to $0.10 per share in the fourth quarter of 2011 and the first quarter of 2012. The quarterly dividend increased to $0.11 per share in the second, third, and fourth quarters of 2012. The Company also declared and paid an additional $0.11 dividend in the fourth quarter of 2012 that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $1.00 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.11 dividend and the $1.00 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of December 31, 2012, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program, including 337,078 at a cost of $10,000,000 in 2011. The Company did not purchase any shares under this program in 2012 or 2010. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with employee stock options. This new authorization will commence once the Company completes the $50,000,000 program, of which $20,000,000 remains available. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 28, 2012	-	-	-	$100,000,000
October 29 – November 25, 2012	-	-	-	$100,000,000
November 26 – December 31, 2012	-	-	-	$100,000,000

Total	-	-	-	$100,000,000

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

	12/07	12/08	12/09	12/10	12/11	12/12
Cognex Corporation	100.00	75.45	92.49	155.42	191.19	204.84
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Stocks	100.00	57.59	76.39	107.27	97.97	119.61

(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt,Opt, Measuring, and Controlling Instr

ITEM 6:  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$324,279	$321,914	$290,691	$175,727	$242,680
Cost of revenue (1)	79,495	77,919	77,588	56,387	68,427

Gross margin	244,784	243,995	213,103	119,340	174,253
Research, development, and engineering expenses (1)	41,549	40,946	33,080	31,132	36,262
Selling, general, and administrative expenses (1)	119,828	117,694	104,235	96,350	112,629
Restructuring charges	-	-	75	4,526	258

Operating income (loss)	83,407	85,355	75,713	(12,668)	25,104
Nonoperating income	3,223	1,762	390	2,292	10,264

Income (loss) from continuing operations before income tax expense (benefit)	86,630	87,117	76,103	(10,376)	35,368
Income tax expense (benefit) on continuing operations	18,532	17,248	14,722	(5,507)	4,869

Income (loss) from continuing operations	68,098	69,869	61,381	(4,869)	30,499
Loss from operations of discontinued business, net of tax	-	-	-	-	(3,224)

Net income (loss)	$68,098	$69,869	$61,381	$(4,869)	$27,275

Basic income (loss) per weighted-average common share:
Income (loss) from continuing operations	$1.59	$1.67	$1.54	$(0.12)	$0.74
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00	$(0.08)

Net income (loss)	$1.59	$1.67	$1.54	$(0.12)	$0.66

Diluted income (loss) per weighted-average common and common-equivalent share:
Income (loss) from continuing operations	$1.56	$1.63	$1.52	$(0.12)	$0.73
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00	$(0.07)

Net income (loss)	$1.56	$1.63	$1.52	$(0.12)	$0.66

Weighted-average common and common-equivalent shares outstanding:
Basic	42,833	41,859	39,924	39,659	41,437

Diluted	43,640	42,762	40,297	39,659	41,554

Cash dividends per common share	$1.54	$0.36	$0.25	$0.30	$0.47

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$742	$628	$278	$774	$1,116
Research, development, and engineering	2,149	2,268	1,020	2,163	3,067
Selling, general, and administrative	5,629	5,172	1,729	6,286	6,048

Total stock-based compensation expense	$8,520	$8,068	$3,027	$9,223	$10,231

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working capital	$189,493	$231,241	$224,573	$210,674	$213,374
Total assets	627,605	611,881	533,104	439,869	474,047
Shareholders’ equity	572,285	552,980	473,311	394,448	413,075

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, research and development activities, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive industry; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I – Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

EXECUTIVE OVERVIEW

Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Our Modular Vision Systems Division (MVSD) specializes in machine vision systems and ID products that are used to automate the manufacture and tracking of discrete items, while our Surface Inspection Systems Division (SISD) specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion.

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Our customers can be classified into three primary markets: factory automation, semiconductor and electronics capital equipment, and surface inspection.

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 75% of total revenue in 2012 compared to 73% of total revenue in 2011.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 9% of total revenue in 2012 compared to 12% of total revenue in 2011.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 16% of total revenue in 2012 compared to 15% of total revenue in 2011.

Revenue for the year ended December 31, 2012 totaled $324,279,000, representing an increase of 1% over the prior year. Although revenue was relatively flat overall, growth in the factory automation and surface inspection markets was partially offset by lower sales in the cyclical semiconductor and electronics capital equipment market. Gross margin was relatively flat at 75.5% of revenue in 2012 compared to 75.8% of revenue in 2011. Operating expenses increased 2% over the prior year due primarily to expenses associated with increased headcount in strategic areas, partially offset by lower company bonus accruals and the favorable impact of changes in foreign currency exchange rates. The Company generated net income of $68,098,000, or 21% of revenue, in 2012 compared to net income of $69,869,000, or 22% of revenue, in 2011.

The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year ended December 31,

	2012	2011	2010
Revenue	100%	100%	100%
Cost of revenue	25	24	27

Gross margin	75	76	73
Research, development, and engineering expenses	13	13	11
Selling, general, and administrative expenses	36	36	36

Operating income	26	27	26
Nonoperating income	1	-	-

Income before income tax expense	27	27	26
Income tax expense	6	5	5

Net income	21%	22%	21%

RESULTS OF OPERATIONS

As foreign currency exchange rates are a factor in understanding period-to-period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We also use results on a constant-currency basis as one measure to evaluate our performance. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign currency exchange rate changes. Results on a constant-currency basis are not in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be considered in addition to, and not as a substitute for, results prepared in accordance with U.S. GAAP.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Revenue for the year ended December 31, 2012 increased by $2,365,000, or 1%, from the prior year. This increase was due to a $9,220,000, or 4%, increase in sales to factory automation customers and a $2,342,000, or 5%, increase in sales to surface inspection customers, partially offset by a $9,197,000, or 24%, decrease in sales to semiconductor and electronics capital equipment customers.

Factory Automation Market

Sales to customers in the factory automation market represented 75% of total revenue in 2012 compared to 73% of total revenue in 2011. Sales to these customers increased by $9,220,000, or 4%, from the prior year. A weaker Euro, on average, in 2012 compared to the prior year had a negative impact on reported factory automation revenue, as sales denominated in Euros were translated to U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes, which decreased factory automation revenue by $6,297,000, sales to factory automation customers increased by $15,517,000, or 7%, from 2011.

Geographically, increases from the prior year in factory automation revenue excluding the impact of foreign currency exchange rate changes were reported in the Americas, Europe, and, most notably, in Asia, where the Company has made significant investments, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. Revenue in Japan has declined over the past two years since the natural disasters that hit this region early in 2011. By product, the majority of the growth in factory automation revenue came from sales of the Company’s ID products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution. The Company expects its China region and ID products to continue to be growth opportunities in 2013.

Sales to factory automation customers increased by $856,000, or 1%, in the fourth quarter of 2012 from the third quarter of 2012. In the fourth quarter of 2012, revenue trends in Asia, specifically in China, were negatively impacted by a slowdown in the consumer electronics industry, which overshadowed positive forward momentum in the factory automation markets in the Americas and Europe.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 9% of total revenue in 2012 compared to 12% of total revenue in 2011. Sales to these customers decreased by $9,197,000, or 24%, from the prior year. The impact of foreign currency exchange rate changes on revenue was not significant in the semiconductor and electronics capital equipment market. Geographically, revenue decreased most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located; however, decreases were noted across all regions in which the Company operates.

Sales to semiconductor and electronics capital equipment customers decreased by $1,346,000, or 20%, in the fourth quarter of 2012 from the third quarter of 2012. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 16% of total revenue in 2012 compared to 15% of total revenue in 2011. Sales to these customers increased by $2,342,000, or 5%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which decreased surface inspection revenue by $725,000, sales to surface inspection customers increased by $3,067,000, or 6%, from 2011. This increase was primarily due to higher service revenue derived from spare parts sales, training services, and maintenance and support contracts.

Sales to surface inspection customers increased by $2,582,000, or 22%, in the fourth quarter of 2012 from the third quarter of 2012. Due to the relatively large average order values at SISD, the revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue decreased by $1,722,000, or 1%, from the prior year. Although the Company sold a higher volume of modular vision systems than the prior year, the average selling price declined in part due to a shift in revenue mix to ID Products, which have relatively lower average selling prices.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $4,087,000, or 17%, from the prior year. This increase was due to higher consulting services at MVSD, as well as higher revenue from SISD spare part sales, training services, and maintenance and support contracts. Service revenue increased as a percentage of total revenue to 9% in 2012 from 8% in 2011.

Gross Margin

Gross margin as a percentage of revenue was relatively flat at 75.5% for 2012 compared to 75.8% for 2011.

MVSD Margin

MVSD gross margin as a percentage of revenue was 80% in both 2012 and 2011. A reduction in product margins due to higher new product introduction costs on a relatively flat product revenue base was offset by improvements in service margins due to higher margins from consulting services.

SISD Margin

SISD gross margin as a percentage of revenue was 54% in 2012 compared to 51% in 2011. This increase was due to improvements in both product and service margins. Product margins improved primarily due to manufacturing efficiencies, as SISD manufacturing costs were lower in 2012 than the prior year. Service margins improved due to a shift in revenue mix to relatively higher margin spare part sales and training services.

Product Margin

Product gross margin as a percentage of revenue was 78% in both 2012 and 2011. Lower MVSD product margins due to higher new product introduction costs were offset by higher SISD product margins due to manufacturing efficiencies.

Service Margin

Service gross margin as a percentage of revenue was 51% in 2012 compared to 46% in 2011. This increase was due to higher margins from spare part sales and training services at SISD, as well as higher margins from consulting services at MVSD.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses in 2012 increased by $603,000, or 1%, from the prior year. MVSD RD&E expenses were relatively flat, while SISD RD&E expenses increased by $544,000, or 16%.

The table below (in thousands) details the $59,000 net increase in MVSD RD&E in 2012:

MVSD RD&E balance in 2011	$37,614
Personnel-related costs	1,950
Company bonus accruals	(1,066)
Foreign currency exchange rate changes	(686)
Other	(139)

MVSD RD&E balance in 2012	$37,673

Personnel-related costs have increased from the prior year due to additional headcount, partially offset by lower average costs per employee. Over the past year, the Company has continued to increase headcount to support strategic initiatives, resulting in higher personnel-related costs, such as salaries and fringe benefits. Many of these employees have been added in Budapest, Hungary, which has resulted in a decrease in the average cost per employee. These investments were offset by lower company bonus accruals based on the Company’s operating income margin. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower RD&E costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD RD&E expenses was primarily due to increased salaries and fringe benefits expenses ($332,000), as well as higher materials spending ($77,000) and outsourced engineering services ($61,000).

RD&E expenses as a percentage of revenue were 13% in both 2012 and 2011. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses in 2012 increased by $2,134,000, or 2%, from the prior year. MVSD SG&A expenses increased by $3,624,000, or 4%, and SISD SG&A expenses increased by $101,000, or 1%. Corporate expenses that are not allocated to either division decreased by $1,591,000, or 12%.

The table below (in thousands) details the $3,624,000 net increase in MVSD SG&A in 2012:

MVSD SG&A balance in 2011	$92,735
Personnel-related costs	5,217
Depreciation expense	690
Stock-based compensation expense	485
China long-term incentive plan	409
Sales demonstration equipment	387
Foreign currency exchange rate changes	(2,273)
Company bonus accruals	(1,054)
Sales commissions	(1,027)
Other	790

MVSD SG&A balance in 2012	$96,359

Personnel-related costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past year, the Company has continued to increase headcount in strategic areas, principally Sales, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2012 and higher fringe benefits, such as health care costs. The Company also recorded higher depreciation expense related principally to business system upgrades and leasehold improvements, increased stock-based compensation expense due to a higher valuation of stock options granted in the fourth quarter of 2011 and a lower level of credits related to forfeited options, and increased spending on sales demonstration equipment. In addition, the Company began to accrue expenses in 2012 associated with a long-term incentive plan implemented in China in lieu of granting stock options in this region. These increases were offset by lower company bonus accruals based upon the Company’s operating income margin and lower sales commissions as a result of fewer sales employees exceeding their bookings quotas compared to the prior year. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD SG&A expenses was primarily due to increased salaries and fringe benefits expenses ($421,000), partially offset by the unfavorable impact of changes in foreign currency exchange rates ($280,000).

The decrease in corporate expenses was primarily due to lower company bonus accruals ($1,110,000) and lower legal fees related to patent-infringement actions ($532,000 – refer to Note 9 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $880,000 in 2012 and $504,000 in 2011. In the third quarter of 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, primarily during the second quarter of 2012, and those funds were converted into U.S. Dollars when the change in domicile was completed. To protect against a potential devaluation in the Euro, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates. The settlement of these forward contracts resulted in a foreign currency loss of $504,000 recorded in the third quarter of 2012. In addition, the foreign currency losses in each period resulted from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income in 2012 increased by $1,568,000, or 54%, from the prior year. The increase was primarily due to gains recognized on the sale of Euro-denominated investments, as well as an increase in cash that was available for investment.

The Company recorded other expense of $367,000 in 2012 and $636,000 in 2011. The Company recorded $141,000 of other income in the first quarter of 2012 upon the expiration of the statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space is currently unoccupied.

Income Tax Expense

The Company’s effective tax rate was a provision of 21% in 2012 compared to a provision of 20% in 2011. The increase in the effective tax rate was primarily due a higher proportion of the Company’s pre-tax income being earned in the United States, which is a relatively higher tax jurisdiction. In addition, the 2012 effective tax rate does not include any benefit from research and development tax credits, as discussed below.

The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed on January 1, 2013, the financial impact of any retroactive provision will be recorded as a discrete event in the first quarter of 2013. The Company estimates that this discrete event will reduce tax expense in the first quarter of 2013 by $555,000 for the Research and Development tax credit for 2012.

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

Factory Automation Market

Sales to customers in the factory automation market represented 73% of total revenue in 2011 compared to 69% of total revenue in 2010. Sales to these customers increased by $35,317,000, or 18%, from the prior year. A weaker U.S. Dollar relative to the Euro and Japanese Yen, on average, in 2011 compared to 2010 contributed to the higher revenue, as sales denominated in Euros and Yen were translated to U.S. Dollars. Excluding the impact of foreign currency exchange rate changes, which increased factory automation revenue by $6,523,000, sales to factory automation customers increased by $28,794,000, or 14%, from 2010.

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

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 12% of total revenue in 2011 compared to 16% of total revenue in 2010. Sales to these customers decreased by $9,058,000, or 19%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which decreased semiconductor and electronics capital equipment revenue by $1,356,000, sales to semiconductor and electronics capital equipment customers decreased by $10,414,000, or 22%, from 2010. Geographically, revenue decreased most significantly in Japan where many of the Company’s semiconductor and electronics capital equipment customers are located.

Surface Inspection Market

Sales to customers in the surface inspection market represented 15% of total revenue in both 2011 and 2010. Sales to these customers increased by $4,964,000, or 12%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which increased surface inspection revenue by $1,332,000, sales to surface inspection customers increased by $3,632,000, or 8%, from 2010.

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

SISD Margin

SISD gross margin as a percentage of revenue was 51% in 2011 compared to 44% in 2010. This increase was due to improvements in both product and service margins. Product margins improved primarily due to low-cost sourcing initiatives, higher average selling prices, and the impact of relatively flat manufacturing costs spread over a higher revenue base. The improvement in service margins was the result of a higher number of completed installations, as well as efficiencies achieved in the installation process.

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

The table below (in thousands) details the $7,857,000 net increase in MVSD RD&E in 2011:

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

The table below (in thousands) details the $15,463,000 net increase in MVSD SG&A in 2011:

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

The decrease in corporate expenses was due to lower legal fees related to patent-infringement actions ($4,273,000 – refer to Note 9 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K). This decrease was partially offset by increased stock-based compensation expense ($1,003,000) and costs associated with the Company’s 30th Anniversary parties held in the first quarter of 2011 ($480,000).

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

Income Tax Expense

The Company’s effective tax rate was a provision of 20% in 2011 compared to a provision of 19% in 2010.

The effective tax rate for 2011 included the impact of the following discrete events: (1) a decrease in tax expense of $808,000 from the expiration of the statutes of limitations for certain reserves for income taxes, (2) a decrease in tax expense of $155,000 from the finalization of the Advanced Pricing Agreement between Japan and Ireland (Refer to Note 15 to the Consolidated Financial Statements in Part II- Item 8 of this Annual Report on Form 10-K.), partially offset by, (3) an increase in tax expense of $574,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (4) an increase in tax expense of $201,000 from the write down of a noncurrent deferred tax asset based upon a change in the tax rate in Japan. The effective tax rate in 2011 was a provision of 20%, with or without these discrete events.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash,

cash equivalent, and investment balance of $388,520,000 as of December 31, 2012. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements in 2012 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, purchases of investments, the payment of dividends, and capital expenditures. Capital expenditures totaled $9,878,000 in 2012 and consisted primarily of expenditures for computer hardware, computer software (including business system upgrades), manufacturing test equipment related to new product introductions, building improvements at the Company’s headquarters in Natick, Massachusetts, and leasehold improvements.

In the third quarter of 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, primarily during the second quarter of 2012, and those funds were converted to U.S. Dollars. These funds were then used to purchase U.S. Dollar-denominated investments during the third quarter of 2012 once the change in domicile was completed. As of December 31, 2012, the Company’s investment portfolio consisted entirely of U.S Dollar-denominated securities.

The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

Year Ending December 31,	Venrock Limited Partnership Interest	Inventory Purchase Commitments	Leases	Total
2013	$614	$7,156	$5,411	$13,181
2014	-	-	3,686	3,686
2015	-	-	2,265	2,265
2016	-	-	1,392	1,392
2017	-	-	708	708
Thereafter	-	-	1,050	1,050

	$614	$7,156	$14,512	$22,282

In 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of December 31, 2012, the Company contributed $19,886,000 to the partnership. No contributions were made during 2012. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.

In addition to the obligations described above, the following items may also result in future material uses of cash:

Dividends

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.10 per share in the first quarter of 2012 and a dividend of $0.11 per share in the second, third, and fourth quarters of 2012. In December 2012, the Company also declared and paid dividends totaling $1.11 per share, which represents an accelerated dividend of $0.11 per share for the fourth quarter of 2012 that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release and a special dividend of $1.00 per share that prepays expected dividends for the eight quarters in 2013 and 2014. The additional $0.11 dividend and the $1.00 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of December 31, 2012, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with employee stock options. This new authorization will commence once the Company completes the $50,000,000 program noted above, of which $20,000,000 remains available. The Company did not repurchase shares under these programs in 2012. However, the Board may authorize the repurchase of shares in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

Reserve for Income Taxes

The Company may be required to make cash outlays related to its reserve for income taxes in a future period. Due to the uncertainty of the timing of future cash payments associated with its reserve for income taxes, the Company is unable to make reasonably reliable estimates of the future period of cash settlement, if any, with the respective taxing authorities. Foreign subsidiaries’ undistributed earnings are deemed to be permanently reinvested outside the United States. It is management’s belief that the Company will not need to repatriate these earnings in future years due to the relatively strong cash flows at our domestic entities.

Acquisitions

The Company’s business strategy includes selective expansion into new machine vision applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2012, the Company had approximately $384,780,000 in either cash, cash equivalents, debt securities, or equity securities that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, the Company had no off-balance sheet arrangements.

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

Investments

As of December 31, 2012, the Company’s investment balance totaled $343,360,000, of which $337,489,000 consisted of debt securities, $2,131,000 consisted of equity securities, and $3,740,000 consisted of a limited partnership interest in a venture capital fund. The debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2012, the Company’s portfolio of debt securities had a net unrealized gain of $683,000. The equity securities represent stock in a publicly-traded U.S. company and are reported at fair value, with unrealized gains and losses recorded in current operations since these securities are designated as trading securities. The limited partnership interest is in Venrock Associates III, L.P., a venture capital fund with an investment focus on Information Technology and Health Care and Life Sciences. The limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. Furthermore, this investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting. As of December 31, 2012, the carrying value of this investment was $3,740,000 compared to an estimated fair value of $6,932,000.

The Company applies a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation methodology utilize unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. Changes in the valuation methodology, interest rates, credit rates, or the market for these investments could result in changes to their fair values. Changes to the Level of an investment within the fair value hierarchy are determined at the end of the reporting period.

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

The fair value of the Company’s equity securities is based upon quoted market prices on a stock exchange, and are therefore classified as Level 1 investments.

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

Management monitors the carrying value of its investments in debt securities and a limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. In its evaluation of its limited partnership interest, management considers the duration and extent of the decline, the length of the Company’s commitment to the investment, general economic trends, and specific communications with the General Partner. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. There were no other-than-temporary impairments of investments in 2012, 2011, or 2010. If the fair value of the Company’s limited partnership interest decreases below its current carrying value, which would represent a decline of greater than 46%, the Company may be required to record an impairment charge related to this investment.

Accounts Receivable

The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Global economic uncertainty may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2012, the Company’s reserve against accounts receivable was $1,131,000, or 3% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2012 would have affected net income by approximately $89,000.

Inventories

Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies and long lead times. As of December 31, 2012, the Company’s reserve for excess and obsolete inventory totaled $3,414,000, or 11% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2012 would have affected net income by approximately $270,000.

Long-lived Assets

The Company has long-lived assets, including property, plant, and equipment, and acquired intangible assets. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. The Company evaluates the potential impairment of these long-lived assets whenever events or circumstances indicate their carrying value may not be recoverable. Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an acquired asset, a change in the Company’s business strategy or its use of an acquired asset, or negative economic or industry trends.

If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. No impairment losses were recorded in 2012, 2011, or 2010. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.

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

The Company elected to perform a qualitative assessment for its 2012 and 2011 analyses of goodwill. Factors that management considered in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation it performed under the two-step process as of October 4, 2010, which indicated that the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119% at that date. Based on the qualitative assessments performed in 2012 and 2011, management does not believe that it is more likely than not that the carrying value of either reporting unit exceeds its fair value.

Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2012, the Company’s accrued warranty obligations amounted to $2,256,000. A 10%

difference in accrued warranty obligations as of December 31, 2012 would have affected net income by approximately $178,000.

Contingencies

Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make our determination as to whether a loss contingency arising from litigation should be recorded or disclosed. This analysis is performed on a quarterly basis or when facts and circumstances dictate. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2012.

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

Derivative Instruments

In certain instances, the Company enters into forward contracts to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation and these forward contracts are not subject to effective hedge accounting. Administering the Company’s foreign currency risk management program requires the use of estimates and the application of judgment, including compiling forecasts of transaction activity denominated in various currencies. The failure to identify foreign currency exposures and construct effective hedges may result in material foreign currency gains or losses.

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

Forward contracts to exchange 3,590,000 U.S. Dollars for Euros at a weighted-average settlement price of 1.31 USD/Euro, with terms between one and four months, were outstanding as of December 31, 2012. At fair value, these instruments had a net gain of $30,000 as of December 31, 2012.

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

The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro and the Japanese Yen. The Company’s predominant currency of sale is the U.S. Dollar in the Americas, the Euro in Europe, the Yen in Japan, and the U.S. Dollar and Chinese Yuan in Southeast Asia. We estimate that approximately 50% of our sales in 2012 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income.

Interest Rate Risk

The Company’s investment portfolio of debt securities includes corporate bonds, asset-backed securities, treasury bills, agency bonds, municipal bonds, sovereign bonds, and covered bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2012, the fair value of the Company’s portfolio of debt securities amounted to $337,489,000, with principal amounts totaling $336,806,000, maturities that do not exceed eight years, and a yield to maturity of 0.70%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.

Although it is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years, 91% of the investment portfolio as of December 31, 2012 has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2012, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.

The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate Bonds	$148,298	$147,186	$146,073	$144,960	$143,847
Asset-Backed Securities	53,180	52,778	52,376	51,974	51,571
Treasury Bills	42,937	42,605	42,273	41,941	41,610
Agency Bonds	37,498	37,211	36,923	36,636	36,349
Municipal Bonds	34,558	34,314	34,070	33,827	33,583
Sovereign Bonds	14,817	14,704	14,592	14,480	14,367
Covered Bonds	11,354	11,268	11,182	11,096	11,010

	$342,642	$340,066	$337,489	$334,914	$332,337

Other Market Risks

As noted above, the Company’s investments include a variety of debt securities. These debt securities are all denominated in U.S. Dollars and the majority of these securities are debt of U.S. companies.

The Company’s investments also include stock in a publicly-traded U.S. company. As of December 31, 2012, the fair value of the corporate stock securities was $2,131,000. This investment is marked-to-market each reporting period, with unrealized gains and losses recorded in current operations. This stock is traded on an open and active market, and is therefore subject to market fluctuations. Given the small balance of this investment relative to the Company’s overall portfolio of investments and management’s ability to exercise discretion in when to sell this stock, management believes there is little market risk related to this investment.

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

As of December 31, 2012, the carrying value of this investment was $3,740,000 compared to an estimated fair value of $6,932,000. Should the fair value of this investment decline in future periods below its carrying value, management will determine whether this decline is other-than-temporary and future impairment charges may be required.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 11, 2013

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2012	2011	2010
	(In thousands, except per share amounts)

Revenue
Product	$295,588	$297,310	$263,463
Service	28,691	24,604	27,228

	324,279	321,914	290,691

Cost of revenue
Product	65,432	64,732	61,497
Service	14,063	13,187	16,091

	79,495	77,919	77,588

Gross margin
Product	230,156	232,578	201,966
Service	14,628	11,417	11,137

	244,784	243,995	213,103
Research, development, and engineering expenses	41,549	40,946	33,080
Selling, general, and administrative expenses	119,828	117,694	104,235
Restructuring charges (Note 16)	-	-	75

Operating Income	83,407	85,355	75,713
Foreign currency loss	(880)	(504)	(328)
Investment income	4,470	2,902	1,421
Other expense	(367)	(636)	(703)

Income before income tax expense	86,630	87,117	76,103
Income tax expense	18,532	17,248	14,722

Net income	$68,098	$69,869	$61,381

Net income per common and common-equivalent share:
Basic	$1.59	$1.67	$1.54

Diluted	$1.56	$1.63	$1.52

Weighted-average common and common-equivalent shares outstanding:
Basic	42,833	41,859	39,924

Diluted	43,640	42,762	40,297

Cash dividends per common share	$1.54	$0.36	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2012	2011	2010
	(In thousands)
Net income	$68,098	$69,869	$61,381
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale investments, net of tax of $129, $123, and ($185) in 2012, 2011, and 2010, respectively	(1,311)	355	(507)
Foreign currency translation adjustments, net of tax of $7, $238 and $149 in 2012, 2011, and 2010, respectively	(12,546)	(8,491)	(5,349)

Other comprehensive loss	(13,857)	(8,136)	(5,856)

Comprehensive income	$54,241	$61,733	$55,525

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,

	2012	2011
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$45,160	$38,103
Short-term investments	105,105	144,431
Accounts receivable, less reserves of $1,131 and $1,240 in 2012 and 2011, respectively	42,387	48,206
Inventories	26,182	28,098
Deferred income taxes	6,369	6,880
Prepaid expenses and other current assets	14,394	19,628

Total current assets	239,597	285,346
Long-term investments	238,255	174,906
Property, plant, and equipment, net	34,820	31,744
Deferred income taxes	15,647	15,919
Intangible assets, net	14,770	18,910
Goodwill	81,689	82,029
Other assets	2,827	3,027

	$627,605	$611,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,815	$7,098
Accrued expenses	29,590	32,290
Accrued income taxes	1,009	1,259
Deferred revenue and customer deposits	12,690	13,458

Total current liabilities	50,104	54,105
Reserve for income taxes	5,216	4,796
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 43,055 and 42,223 shares in 2012 and 2011, respectively	86	84
Additional paid-in capital	165,248	135,668
Retained earnings	436,466	434,581
Accumulated other comprehensive loss, net of tax	(29,515)	(17,353)

Total shareholders’ equity	572,285	552,980

	$627,605	$611,881

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$68,098	$69,869	$61,381
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	8,520	8,068	3,027
Depreciation of property, plant, and equipment	6,721	5,529	4,685
Amortization of intangible assets	4,137	4,227	5,124
Amortization of discounts or premiums on investments	5,735	6,383	3,195
Realized (gain) loss on sale of investments	(1,625)	181	(10)
Change in deferred income taxes	429	(425)	1,034
Tax effect of stock option exercises	(3,594)	(4,045)	(1,941)
Changes in operating assets and liabilities:
Accounts receivable	5,035	(2,031)	(14,535)
Inventories	1,872	(5,743)	(6,190)
Accrued expenses	(1,974)	2,747	10,134
Accrued income taxes	3,363	(2,865)	9,567
Deferred revenue and customer deposits	(761)	3,316	(4,740)
Return of Japan tax deposit (Note 15)	-	-	9,336
Other	5,175	1,064	(3,734)

Net cash provided by operating activities	101,131	86,275	76,333
Cash flows from investing activities:
Purchases of investments	(460,486)	(323,946)	(253,867)
Maturities and sales of investments	431,510	241,557	82,928
Purchases of property, plant, and equipment	(9,878)	(7,820)	(5,852)
Cash received related to discontinued business	-	-	315

Net cash used in investing activities	(38,854)	(90,209)	(176,476)
Cash flows from financing activities:
Issuance of common stock under stock option plans	17,468	30,863	28,384
Payment of dividends	(66,213)	(15,114)	(10,014)
Repurchase of common stock	-	(10,000)	-
Stock option buyback	-	-	(83)
Tax effect of stock option exercises	3,594	4,045	1,941

Net cash provided by (used in) financing activities	(45,151)	9,794	20,228
Effect of foreign exchange rate changes on cash and cash equivalents	(10,069)	(960)	(6,713)

Net change in cash and cash equivalents	7,057	4,900	(86,628)
Cash and cash equivalents at beginning of year	38,103	33,203	119,831

Cash and cash equivalents at end of year	$45,160	$38,103	$33,203

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2009	39,665	$79	$69,271	$328,459	$(3,361)	$394,448
Issuance of common stock under stock option plans	1,400	3	28,381	-	-	28,384
Stock-based compensation expense	-	-	3,027	-	-	3,027
Excess tax benefit from stock option exercises	-	-	1,941	-	-	1,941
Payment of dividends	-	-	-	(10,014)	-	(10,014)
Net income	-	-	-	61,381	-	61,381
Net unrealized loss on available-for-sale investments, net of tax of $185	-	-	-	-	(507)	(507)
Foreign currency translation adjustment, net of tax of $149	-	-	-	-	(5,349)	(5,349)

Balance as of December 31, 2010	41,065	$82	$102,620	$379,826	$(9,217)	$473,311
Issuance of common stock under stock option plans	1,495	3	30,860	-	-	30,863
Stock-based compensation expense	-	-	8,068	-	-	8,068
Excess tax benefit from stock option exercises	-	-	4,045	-	-	4,045
Tax benefit for research and development credits as a result of stock option accounting	-	-	74	-	-	74
Repurchase of common stock	(337)	(1)	(9,999)	-	-	(10,000)
Payment of dividends	-	-	-	(15,114)	-	(15,114)
Net income	-	-	-	69,869	-	69,869
Net unrealized gain on available-for-sale investments, net of tax of $123	-	-	-	-	355	355
Foreign currency translation adjustment, net of tax of $238	-	-	-	-	(8,491)	(8,491)

Balance as of December 31, 2011	42,223	$84	$135,668	$434,581	$(17,353)	$552,980
Issuance of common stock under stock option plans	832	2	17,466	-	-	17,468
Stock-based compensation expense	-	-	8,520	-	-	8,520
Excess tax benefit from stock option exercises	-	-	3,594	-	-	3,594
Payment of dividends	-	-	-	(66,213)	-	(66,213)
Net income	-	-	-	68,098	-	68,098
Reclassification of realized gain on the sale of available-for-sale investments	-	-	-	-	1,695	1,695
Net unrealized loss on available-for-sale investments, net of tax of $129	-	-	-	-	(1,311)	(1,311)
Foreign currency translation adjustment, net of tax of $7	-	-	-	-	(12,546)	(12,546)

Balance as of December 31, 2012	43,055	$86	$165,248	$436,466	$(29,515)	$572,285

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment is recorded in shareholders’ equity as other comprehensive loss.

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

Cash, Cash Equivalents, and Investments

Money market instruments purchased with original maturities of three months or less are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less, as well as equity securities that the Company intends to sell within one year, are classified as short-term investments. Debt securities with remaining maturities greater than one year, as well as a limited partnership interest, are classified as long-term investments. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss). Equity securities that are held for short periods of time with the intention of selling them in the near term are designated as trading and are reported at fair value, with unrealized gains and losses recorded in current operations. Realized gains and losses are included in current operations, along with the amortization of the discount or premium on debt securities arising at acquisition, and are calculated using the specific identification method. The Company’s limited partnership interest is accounted for using the cost method because the Company’s investment is less than 5% of the partnership and the Company has no influence over the partnership’s operating and financial policies. Furthermore, the investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting.

Management monitors the carrying value of its investments in debt securities and a limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. If the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other-than-temporary. In considering whether a decline in fair value is other-than-temporary, we consider many factors. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other-than-temporary based upon condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in current operations. If an impairment is considered other-than-temporary based upon condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security) will be recognized in current operations and the amount relating to all other factors will be recognized in other comprehensive income (loss). In its evaluation of its limited partnership interest, management considers the duration and extent of the decline, the length of the Company’s commitment to the investment, general economic trends, and specific communications with the General Partner.

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

For certain customers in Japan, as part of its customary business practice, the Company accepts promissory notes of up to 180 days after the original credit terms expire. Promissory notes receivable totaled $1,211,000 and $2,706,000 as of December 31, 2012 and 2011, respectively, and are included in “Accounts receivable” on the Consolidated Balance Sheets.

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

The selling prices used in the relative selling price allocation method for (1) certain of the Company’s services are based upon VSOE, (2) third-party accessories available from other vendors are based upon TPE, and (3) hardware products with embedded software, custom accessories, and services for which VSOE does not exist are based upon BESP. The Company does not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. For the Company’s Modular Vision Systems Division (MVSD), BESP has been established for each product line within each region, and for the Company’s Surface Inspection Systems Division (SISD), BESP has been established for each industry within each region. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the division’s profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,792,000 in 2012, $2,157,000 in 2011, and $1,402,000 in 2010.

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

Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common shares. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, potential common stock equivalents are not included in the calculation of diluted net loss per share.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments, net of tax, of $28,712,000 and $16,166,000 as of December 31, 2012 and 2011, respectively; net unrealized gains on available-for-sale investments, net of tax, of $468,000 and $84,000 as of December 31, 2012 and 2011, respectively; and losses on currency swaps, net of gains on long-term intercompany loans, net of tax, of $1,271,000 as of December 31, 2012 and 2011.

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

A significant portion of the Company’s MVSD product is manufactured by two third-party contractors. These contractors have agreed to provide Cognex with termination notification periods and last-time-buy rights, if and when that may be applicable. We rely upon these contractors to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers. Certain key electronic components that are purchased from strategic suppliers, such as processors or imagers, are fundamental to the design of Cognex products. A disruption in the supply of these key components, such as a last-time-buy announcement, natural disaster, financial bankruptcy, or other event, may require us to purchase a significant amount of inventory at unfavorable prices resulting in lower gross margins and higher risk of carrying excess or obsolete inventory. If we are unable to secure adequate supply from alternative sources, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales.

Derivative Instruments

Derivative instruments are recorded on the Consolidated Balance Sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders’ equity as other comprehensive income (loss), depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness quarterly. The Company does not engage in foreign currency speculation and these derivative instruments are not subject to effective hedge accounting.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$5,098	$-
Money market instruments	5,076	-
Corporate stock	2,131	-
Corporate bonds	-	146,073
Asset-backed securities	-	52,376
Treasury bills	-	42,273
Agency bonds	-	36,923
Municipal bonds	-	34,070
Sovereign bonds	-	14,592
Covered bonds	-	11,182
Currency forward contracts	44	-
Liabilities:
Currency forward contracts	14	-

The Company’s cash equivalents and money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1 investments. The Company’s corporate stock position is reported at fair value based upon quoted market prices on a stock exchange, and is therefore classified as a Level 1 investment. The Company’s currency forward contracts are reported at fair value based upon quoted U.S. Dollar foreign currency exchange rates, and are therefore also classified as Level 1 investments.

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

The Company did not record an other-than-temporary impairment of these investments in 2012, 2011, or 2010.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  Fair Value Measurements (continued)

observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this investment in 2012, 2011, or 2010.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in 2012, 2011, or 2010.

NOTE 3:  Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2012	2011
Cash	$34,986	$36,404
Cash equivalents	5,098	-
Money market instruments	5,076	1,699

Cash and cash equivalents	45,160	38,103

Corporate bonds	46,001	55,570
Asset-backed securities	17,666	-
Municipal bonds	16,224	54,036
Agency bonds	7,482	27,545
Treasury bills	5,997	1,945
Covered bonds	5,618	1,319
Sovereign bonds	3,986	4,016
Corporate stock	2,131	-

Short-term investments	105,105	144,431

Corporate bonds	100,072	59,902
Treasury bills	36,276	-
Asset-backed securities	34,710	-
Agency bonds	29,441	12,335
Municipal bonds	17,846	69,680
Sovereign bonds	10,606	22,355
Covered bonds	5,564	4,701
Limited partnership interest (accounted for using cost method)	3,740	5,933

Long-term investments	238,255	174,906

	$388,520	$357,440

The Company’s cash balance included foreign bank balances totaling $23,614,000 and $29,452,000 as of December 31, 2012 and 2011, respectively.

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

The Company’s investment portfolio includes corporate bonds, asset-backed securities, treasury bills, agency bonds, municipal bonds, sovereign bonds, and covered bonds. Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by both the U.S. and foreign governments; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; municipal bonds consist of debt securities issued by state and local government entities; sovereign bonds consist of direct debt issued by foreign governments; and covered bonds consist of debt securities backed by governments, mortgages, or public sector loans.

During the fourth quarter of 2012, the Company purchased equity securities, representing stock in a publicly-traded U.S. company, for $2,136,000. As of December 31, 2012, this security had an aggregate fair value of $2,131,000, resulting in an unrealized loss of $5,000.

The following tables summarize the Company’s available-for-sale investments as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$45,965	$68	$(32)	$46,001
Asset-backed securities	17,668	16	(18)	17,666
Municipal bonds	16,198	26	-	16,224
Agency bonds	7,489	-	(7)	7,482
Treasury bills	5,996	1	-	5,997
Covered bonds	5,637	2	(21)	5,618
Sovereign bonds	4,000	-	(14)	3,986
Long-term:
Corporate bonds	99,464	647	(39)	100,072
Treasury bills	36,277	8	(9)	36,276
Asset-backed securities	34,831	32	(153)	34,710
Agency bonds	29,411	54	(24)	29,441
Municipal bonds	17,726	121	(1)	17,846
Sovereign bonds Asset-backed securities	10,589	20	(3)	10,606
Covered bonds	5,555	9	-	5,564

	$336,806	$1,004	$(321)	$337,489

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  Cash, Cash Equivalents, and Investments (continued)

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2012 (in thousands):

	Unrealized Loss Position For Less than 12 Months
	Fair Value	Unrealized Losses
Corporate bonds	$41,958	$(71)
Asset-backed securities	33,513	(171)
Agency bonds	20,270	(31)
Treasury bills	15,977	(9)
Sovereign bonds	6,322	(17)
Covered bonds	4,358	(21)
Municipal bonds	1,484	(1)

	$123,882	$(321)

As of December 31, 2012, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.

The Company recorded gross realized gains on the sale of debt securities totaling $1,990,000 in 2012 and $82,000 in 2011, and gross realized losses on the sale of debt securities totaling $295,000 in 2012 and $263,000 in 2011. Gains and losses were immaterial in 2010. In 2012, the realized gain was primarily due to the liquidation of the Company’s Euro-denominated investment portfolio. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as a component of other comprehensive income (loss).

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2012 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$46,001	$14,188	$71,828	$10,180	$3,109	$767	$146,073
Asset-backed securities	17,666	26,727	7,983	-	-	-	52,376
Treasury bills	5,997	17,307	18,969	-	-	-	42,273
Agency bonds	7,482	17,156	8,196	3,147	942	-	36,923
Municipal bonds	16,224	12,902	2,442	1,084	1,418	-	34,070
Sovereign bonds	3,986	757	3,240	6,609	-		14,592
Covered bonds	5,618	1,424	2,346	1,794	-	-	11,182

	$102,974	$90,461	$115,004	$22,814	$5,469	$767	$337,489

In 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of December 31, 2012, the Company

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  Cash, Cash Equivalents, and Investments (continued)

contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made during 2012. The Company received stock distributions totaling $2,193,000 during 2012, which were accounted for as a return of capital. These shares were sold, shortly after the distributions, for $2,128,000, resulting in realized losses of $65,000. As of December 31, 2012, the carrying value of this investment was $3,740,000 compared to an estimated fair value of $6,932,000.

NOTE 4:  Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$12,667	$17,736
Work-in-process	4,193	3,418
Finished goods	9,322	6,944

	$26,182	$28,098

NOTE 5:   Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$3,951	$3,951
Buildings	18,371	18,371
Building improvements	13,186	11,723
Leasehold improvements	4,925	4,327
Computer hardware and software	26,907	25,763
Manufacturing test equipment	12,876	11,522
Furniture and fixtures	3,790	3,467

	84,006	79,124
Less: accumulated depreciation	(49,186)	(47,380)

	$34,820	$31,744

The cost and related accumulated depreciation of certain fully-depreciated property, plant, and equipment totaling $2,777,000 and $1,593,000 were removed from these accounts in 2012 and 2011, respectively.

Buildings include rental property with a cost basis of $5,750,000 as of December 31, 2012 and 2011, and accumulated depreciation of $2,332,000 and $2,185,000 as of December 31, 2012 and 2011, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:   Intangible Assets

Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$25,193	$12,867
Customer contracts and relationships	6,690	5,310	1,380
Completed technologies	670	311	359
Other	370	206	164

Balance as of December 31, 2012	$45,790	$31,020	$14,770

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$21,908	$16,152
Customer contracts and relationships	14,722	12,648	2,074
Completed technologies	670	215	455
Other	750	521	229

Balance as of December 31, 2011	$54,202	$35,292	$18,910

The cost and related amortization of certain fully-amortized customer contracts and relationships totaling $8,535,000 were removed from these accounts in 2012.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2013	$3,796
2014	3,650
2015	3,616
2016	2,677
2017	868
Thereafter	163

$14,770

NOTE 7:  Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

The changes in the carrying value of goodwill were as follows (in thousands):

	MVSD	SISD	Consolidated
Balance as of December 31, 2010	$77,642	$4,562	$82,204
Foreign currency exchange rate changes	(86)	(89)	(175)

Balance as of December 31, 2011	77,556	4,473	82,029
Foreign currency exchange rate changes	(168)	(172)	(340)

Balance as of December 31, 2012	$77,388	$4,301	$81,689

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  Goodwill (continued)

For its 2012 analysis of goodwill, management elected to perform a qualitative assessment. Based upon this assessment, management does not believe that it is more likely than not that the carrying value of either reporting unit exceeds its fair value. Factors that management considered in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation performed under the last quantitative analysis as of October 4, 2010. At that date, the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119%. As of December 31, 2012, management does not believe any qualitative factors exist that would change the conclusion of their assessment.

NOTE 8:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,

	2012	2011
Salaries, commissions, and payroll taxes	$5,563	$5,769
Company bonuses	5,057	8,721
Vacation	4,237	4,109
Japanese retirement allowance	3,487	3,559
Japanese consumption taxes	3,405	2,984
Warranty obligations	2,256	2,097
Other	5,585	5,051

	$29,590	$32,290

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2010	$1,985
Provisions for warranties issued during the period	1,835
Fulfillment of warranty obligations	(1,664)
Foreign exchange rate changes	(59)

Balance as of December 31, 2011	2,097
Provisions for warranties issued during the period	1,725
Fulfillment of warranty obligations	(1,609)
Foreign exchange rate changes	43

Balance as of December 31, 2012	$2,256

NOTE 9:  Commitments and Contingencies

Commitments

As of December 31, 2012, the Company had outstanding purchase orders totaling $7,156,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2013.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  Commitments and Contingencies (continued)

The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2021 and are accounted for as operating leases. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $5,806,000 in 2012, $5,557,000 in 2011, and $5,190,000 in 2010. Future minimum rental payments under these agreements are as follows (in thousands):

Year Ending December 31,	Amount
2013	$5,411
2014	3,686
2015	2,265
2016	1,392
2017	708
Thereafter	1,050

$14,512

The Company owns buildings adjacent to its corporate headquarters that are currently occupied with tenants who have lease agreements that expire at various dates through 2017. Annual rental income totaled $854,000 in 2012, $791,000 in 2011, and $607,000 in 2010. Rental income and related expenses are included in “Other income (expense)” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ending December 31,	Amount
2013	$679
2014	725
2015	728
2016	703
2017	432

$3,267

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $880,000 in 2012, $504,000 in 2011, and $328,000 in 2010.

As of December 31, 2012, the Company had outstanding forward contracts to exchange Euros for $3,590,000. As of December 31, 2012, the intercompany receivable denominated in Japanese Yen was not significant, and therefore management did not have outstanding forward contracts related to this exposure. The Company did however enter into these forward contracts throughout the year, with total gains and losses on these contracts reflected in current operations. The Company may utilize forward contracts to hedge intercompany balances in the future at the discretion of management. In addition, during the third quarter of 2012, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates to protect against a potential devaluation of the Euro as it was converting a large amount of Euro-denominated cash into U.S. Dollars. The settlement of these forward contracts resulted in a foreign currency loss of $504,000 recorded in the third quarter of 2012.

Information regarding the fair value of the forward contracts outstanding as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Currency forward contracts	Prepaid expenses and other current assets	$44	$14	Accrued expenses	$14	$165

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:  Derivative Instruments (continued)

Information regarding the effect of the forward contracts, net of the underlying exposures, on the Consolidated Statements of Operations for each of the periods presented were as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized In Income on Derivatives Year ended December 31,
		2012	2011	2010
Currency forward contracts	Foreign currency gain (loss)	$(722)	$34	$62

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

Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board of Directors’ ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A filed on December 5, 2008.

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

Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of December 31, 2012, the Company had repurchased a total of

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  Shareholders’ Equity (continued)

1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with employee stock options. This new authorization will commence once the Company completes the $50,000,000 program, of which $20,000,000 remains available. The Company did not repurchase shares under these programs in 2012. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

Dividend Program

Beginning in the third quarter of 2003, the Company’s Board of Directors has declared and paid a cash dividend in each quarter, including a dividend of $0.10 per share in the first quarter of 2012, and $0.11 per share in the second, third, and fourth quarters of 2012. The Company also declared and paid an additional $0.11 dividend in the fourth quarter of 2012 that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $1.00 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.11 dividend and the $1.00 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. These dividend payments amounted to $66,213,000 for the year ended December 31, 2012.

NOTE 13:  Stock-Based Compensation

Stock Option Plans

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of December 31, 2012, the Company had 6,319,454 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (4,953,469) and the 2007 Stock Option and Incentive Plan (1,365,985). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	4,473	$24.48
Granted	53	36.60
Exercised	(842)	20.72
Forfeited or expired	(125)	24.11

Outstanding as of December 31, 2012	3,559	$25.56	7.1	$40,098

Exercisable as of December 31, 2012	1,186	$21.37	5.4	$18,351

Options vested or expected to vest at December 31, 2012 (1)	3,203	$25.15	6.9	$37,424

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  Stock-Based Compensation (continued)

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free rate	2.0%	2.9%	3.3%
Expected dividend yield	1.2%	1.1%	1.3%
Expected volatility	44%	43%	44%
Expected term (in years)	5.7	5.5	5.3

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

The weighted-average grant-date fair value of stock options granted was $13.16 in 2012, $12.32 in 2011, and $7.33 in 2010.

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 67% of its stock options granted to senior management and 66% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 14% for all other employees. The Company revised its estimated forfeiture rates in the first quarter of 2012 and 2011 and the second quarter of 2010, resulting in an increase to compensation expense of $200,000 in 2012, and a reduction to compensation expense of $80,000 and $600,000 in 2011 and 2010, respectively.

The total stock-based compensation expense and the related income tax benefit recognized was $8,520,000 and $2,772,000, respectively, in 2012, $8,068,000 and $2,660,000, respectively, in 2011, and $3,027,000 and $996,000, respectively, in 2010. No compensation expense was capitalized in 2012, 2011, or 2010.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  Stock-Based Compensation (continued)

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Product cost of revenue	$581	$456	$206
Service cost of revenue	161	172	72
Research, development, and engineering	2,149	2,268	1,020
Selling, general, and administrative	5,629	5,172	1,729

	$8,520	$8,068	$3,027

The total intrinsic value of stock options exercised was $16,296,000 in 2012, $20,108,000 in 2011, and $10,918,000 in 2010. The total fair value of stock options vested was $9,362,000 in 2012, $10,202,000 in 2011, and $13,159,000 in 2010.

As of December 31, 2012, total unrecognized compensation expense related to non-vested stock options was $6,742,000, which is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 14:  Employee Savings Plan

Under the Company’s Employee Savings Plan, a defined contribution plan, U.S. employees who have attained age 21 may contribute up to 25% of their salary on a pre-tax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company currently contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 3% of an employee’s pre-tax salary. From the second quarter of 2009 through the second quarter of 2010, the Company reduced this contribution to twenty-five cents for each dollar an employee contributes, with a maximum contribution of 1.5% of an employee’s pre-tax salary. This reduction was done in conjunction with other cost-cutting measures implemented by the Company at that time. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $1,362,000 in 2012, $1,218,000 in 2011, and $776,000 in 2010. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.

NOTE 15:  Taxes

Domestic income before taxes was $36,754,000 in 2012, $24,836,000 in 2011, and $19,424,000 in 2010. Foreign income before taxes was $49,876,000 in 2012, $62,281,000 in 2011, and $56,679,000 in 2010.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Taxes (continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$11,284	$6,711	$5,749
State	789	806	199
Foreign	5,790	10,519	7,740

	17,863	18,036	13,688
Deferred:
Federal	428	(812)	901
State	36	34	217
Foreign	205	(10)	(84)

	669	(788)	1,034

	$18,532	$17,248	$14,722

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax provision at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1	1	1
Foreign tax rate differential	(14)	(15)	(15)
Tax credit	-	(1)	(1)
Discrete tax events	-	-	(1)
Other	(1)	-	-

Income tax provision	21%	20%	19%

The effective tax rate for 2012 included the impact of the following discrete events: (1) a decrease in tax expense of $441,000 from the expiration of the statutes of limitations for certain reserves for income taxes, partially offset by (2) an increase in tax expense of $101,000 from the write-down of a non-current deferred tax asset based upon a change in the tax rate in Japan and (3) an increase in tax expense of $84,000 from the final true-up of the prior years’ tax accrual upon filing the actual tax returns. Interest and penalties included in these amounts was a decrease to tax expense of $58,000.

The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed on January 1, 2013, the financial impact of any retroactive provision will be recorded as a discrete event in the first quarter of 2013. The Company estimates that this discrete event will reduce tax expense in the first quarter of 2013 by $555,000 for Research and Development tax credits for 2012.

The effective tax rate for 2011 included the impact of the following discrete events: (1) a decrease in tax expense of $808,000 from the expiration of the statutes of limitations for certain reserves for income taxes, (2) a decrease in tax expense of $155,000 from the finalization of the Advanced Pricing Agreement between Japan and Ireland described below, partially offset by, (3) an increase in tax

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Taxes (continued)

expense of $574,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (4) an increase in tax expense of $201,000 from the write down of a noncurrent deferred tax asset based upon a change in the tax rate in Japan. Interest and penalties included in these amounts was a decrease to tax expense of $2,000.

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

The changes in the reserve for income taxes, excluding interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2010	$4,181
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	7
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	937
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(192)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(785)

Balance of reserve for income taxes as of December 31, 2011	4,148
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	43
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	642
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(424)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(385)

Balance of reserve for income taxes as of December 31, 2012	$4,024

The Company’s reserve for income taxes, including gross interest and penalties, was $5,216,000 as of December 31, 2012 and $5,354,000, of which, $558,000 was classified as current and $4,796,000 was classified as non-current as of December 31, 2011. The amount of gross interest and penalties included in these balances was $1,192,000 and $1,206,000 as of December 31, 2012 and December 31, 2011, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,500,000 to $1,800,000 over the next twelve months.

The Company has defined its major tax jurisdictions as the United States, Ireland, and Japan, and within the United States, Massachusetts and California. The tax years 2008 through 2011 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Taxes (continued)

In 2010, the Company concluded its Competent Authority tax case with Japan. A settlement was finalized between Japan and Ireland as a transfer price adjustment and no finding of a permanent establishment against the Company in Japan was noted. The Company’s deposit of 766,257,300 Yen ($9,336,000) placed with Japan in 2007 was returned, plus interest. This deposit had been included in “Other assets” on the Consolidated Balance Sheets in prior periods. This Competent Authority agreement closed the Company’s tax years 2002 through 2005 to future examination in Japan. In 2011, the Company finalized an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2011, with a requested extension to 2012. The Company believes it is adequately reserved for these open years.

Deferred tax assets consisted of the following (in thousands):

	December 31,
	2012	2011
Current deferred tax assets:
Inventory and revenue related	$4,303	$5,202
Bonuses, commissions, and other compensation	1,280	1,273
Other	1,093	1,283

Gross current deferred tax assets	6,676	7,758
Valuation allowance	(307)	(878)

Net current deferred tax assets	$6,369	$6,880

Noncurrent deferred tax assets:
Federal and state tax credit carryforwards	$9,747	$12,274
Stock-based compensation expense	7,242	6,160
Depreciation	1,819	1,798
Acquired completed technologies and other intangible assets	1,119	1,519
Unrealized investment gains and losses	1,075	891
Correlative tax relief and deferred interest related to reserves	520	609
Capital loss carryforward	373	373
Acquired in-process technology	90	178
Other	1,960	1,928

Gross noncurrent deferred tax assets	23,945	25,730
Noncurrent deferred tax liabilities:
Nondeductible intangible assets	(4,945)	(6,244)
Other	(2,171)	(1,045)

Gross noncurrent deferred tax liabilities	(7,116)	(7,289)
Valuation allowance	(1,182)	(2,522)

Net noncurrent deferred tax assets	$15,647	$15,919

As of December 31, 2012, the Company had $1,668,000 of alternative minimum tax credits and $3,569,000 of foreign tax credits. The Company reversed a valuation allowance of $2,457,000 originally recorded in 2011 resulting from foreign tax credits generated in 2010 that are currently considered to be realizable. The Company also recorded a valuation allowance of $546,000 for current-year state research and experimentation tax credits that were not considered to be realizable. The total net change in the valuation allowance in the current year is a reduction of $1,911,000. These credits may

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Taxes (continued)

be utilized in a future period, and the reserve associated with these credits will be reversed in the period when it is determined that the credits can be utilized to offset future federal and state income tax liabilities. The alternative minimum tax credits have an unlimited life and the foreign tax credits will expire between 2019 and 2022. In addition, the Company had $4,510,000 of state research and experimentation tax credit carryforwards, net of federal tax benefits, as of December 31, 2012, which will begin to expire in 2015.

If certain of the Company’s tax liabilities were paid, the Company would receive correlative tax relief in other jurisdictions. Accordingly, the Company has recognized a deferred tax asset in the amount of $520,000 as of December 31, 2012, which represents this correlative tax relief and deferred interest.

The Company sold its lane departure warning business to Takata Holdings, Inc. in 2008. A deferred tax asset was established for the tax effect of this capital loss on the books of the Company’s Irish subsidiary in the amount of $373,000. The Company recorded a valuation allowance of $373,000 to fully reserve this asset.

The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $4,945,000 as of December 31, 2012.

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

Cash paid for income taxes totaled $13,551,000 in 2012, $18,389,000 in 2011, and $8,019,000 in 2010, which includes a payment of $2,526,000 to conclude the Japan Competent Authority case.

NOTE 16:  Restructuring Charges

In 2009, the Company announced the closure of its SISD facility in Kuopio, Finland. In 2010, the Company recorded $75,000 related to this restructuring program. All obligations related to this program were fully paid as of the third quarter of 2010.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:  Weighted Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,

	2012	2011	2010
Basic weighted-average common shares outstanding	42,833	41,859	39,924
Effect of dilutive stock options	807	903	373

Diluted weighted-average common and common-equivalent shares outstanding	43,640	42,762	40,297

Stock options to purchase 895,455, 1,001,500, and 1,640,327 shares of common stock, on a weighted-average basis, were outstanding in 2012, 2011, and 2010, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

NOTE 18:  Segment and Geographic Information

The Company has two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems and ID products that are used to automate the manufacture and tracking of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing or distribution process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, papers, nonwoven, plastics, and glass, to ensure there are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding stock-based compensation expense.

The following table summarizes information about the Company’s segments (in thousands):

	MVSD	SISD	Reconciling Items	Consolidated
Year Ended December 31, 2012
Product revenue	$263,308	$32,280		$295,588
Service revenue	10,388	18,303		28,691
Depreciation and amortization	9,505	963	$390	10,858
Goodwill and intangibles	90,390	6,069	-	96,459
Operating income	89,378	11,941	(17,912)	83,407
Year Ended December 31, 2011
Product revenue	$264,956	$32,354		$297,310
Service revenue	8,717	15,887		24,604
Depreciation and amortization	8,445	908	$403	9,756
Goodwill and intangibles	94,322	6,617	-	100,939
Operating income	94,201	10,301	(19,147)	85,355
Year Ended December 31, 2010
Product revenue	$234,052	$29,411		$263,463
Service revenue	13,362	13,866		27,228
Depreciation and amortization	8,683	757	$369	9,809
Goodwill and intangibles	98,252	7,082	-	105,334
Operating income	88,342	5,064	(17,693)	75,713

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

No customer accounted for greater than 10% of revenue in 2012, 2011, or 2010.

The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Japan	Other	Total
Year Ended December 31, 2012
Product revenue	$87,877	$95,376	$38,151	$74,184	$295,588
Service revenue	13,248	6,083	5,043	4,317	28,691
Long-lived assets	120,596	4,939	2,229	6,342	134,106
Year Ended December 31, 2011
Product revenue	$87,166	$100,984	$45,295	$63,865	$297,310
Service revenue	10,796	6,343	4,147	3,318	24,604
Long-lived assets	121,174	10,811	2,773	952	135,710
Year Ended December 31, 2010
Product revenue	$74,105	$83,432	$55,269	$50,657	$263,463
Service revenue	12,493	7,611	3,986	3,138	27,228
Long-lived assets	122,760	10,387	2,457	885	136,489

Revenue is presented geographically based upon the customer’s country of domicile.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share amounts)
Revenue	$77,709	$84,326	$80,076	$82,168
Gross margin	58,651	63,777	60,570	61,786
Operating income	17,741	23,350	21,803	20,513
Net income	14,282	19,767	17,805	16,244
Basic net income per share	0.34	0.46	0.42	0.38
Diluted net income per share	0.33	0.45	0.41	0.37

	Quarter Ended
	April 3, 2011	July 3, 2011	October 2, 2011	December 31, 2011
	(In thousands, except per share amounts)
Revenue	$74,394	$83,393	$80,085	$84,042
Gross margin	56,011	64,014	61,132	62,838
Operating income	17,368	24,042	22,389	21,556
Net income	13,636	19,097	18,037	19,099
Basic net income per share	0.33	0.46	0.43	0.45
Diluted net income per share	0.32	0.45	0.42	0.44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statement of Cognex Corporation and subsidiaries referred to in our report dated February 11, 2013, which is included in the 2012 Annual Report on Form 10-K of Cognex Corporation. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 11, 2013

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
(In thousands)
Reserve for Uncollectible Accounts:
2012	$1,240	$63	$-	$(184	) (a)	$12	(b)	$1,131
2011	$1,235	$173	$-	$(154	) (a)	$(14	) (b)	$1,240
2010	$1,358	$322	$-	$(411	) (a)	$(34	) (b)	$1,235
Deferred Tax Valuation Allowance:
2012	$3,400	$546	$-	$(2,457)				$1,489
2011	$373	$3,027	$-	$-				$3,400
2010	$373	$-	$-	$-				$373
Reserve for Inventory Obsolescence:
2012	$4,359	$949	$-	$(1,924	) (a)	$30	(c)	$3,414
2011	$5,052	$1,078	$-	$(1,688	) (a)	$(83	) (c)	$4,359
2010	$5,776	$1,509	$-	$(1,897	) (a)	$(336	) (c)	$5,052

(a)	Specific write-offs
(b)	Collections of previously written-off accounts and foreign exchange rate changes
(c)	Foreign exchange rate changes

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL	DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosure during 2012 or 2011.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 11, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 11, 2013

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2013 Annual Meeting of Shareholders to be held on April 25, 2013 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company’s website, www.cognex.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or The NASDAQ Stock Market LLC.

ITEM 11:  EXECUTIVE COMPENSATION

Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2013 Annual Meeting of Shareholders to be held on April 25, 2013 and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2013 Annual Meeting of Shareholders to be held on April 25, 2013 and is incorporated herein by reference.

The following table provides information as of December 31, 2012 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders	1,679,532 (1)	$22.4685	6,319,454 (2)
Equity compensation plans not approved by shareholders	1,878,991 (3)	28.3304	0

	3,558,523	$25.5637	6,319,454

(1)	Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1998 Stock Incentive Plan, and 2007 Stock Option and Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Option and Incentive Plan and 2001 General Stock Option Plan, as amended and restated.
(3)	Includes shares to be issued upon the exercise of outstanding options granted under the Company’s 2001 Interim General Stock Incentive Plan and granted prior to shareholder approval under the 2001 General Stock Option Plan, as amended and restated.

The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 7,110,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 2,372,835 stock options have been granted under the 2001 General Stock Option Plan.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2013 Annual Meeting of Shareholders to be held on April 25, 2013 and is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Special Meeting in Lieu of the 2013 Annual Meeting of Shareholders to be held on April 25, 2013 and is incorporated herein by reference.

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

Signature	Title	Date

/s/ Robert J. Shillman Robert J. Shillman	Chairman of the Board of Directors and Chief Culture Officer	February 11, 2013

/s/ Robert J. Willett Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 11, 2013

/s/ Richard A. Morin Richard A. Morin	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	February 11, 2013

/s/ Patrick Alias Patrick Alias	Director	February 11, 2013

/s/ Jerald Fishman Jerald Fishman	Director	February 11, 2013

/s/ Theodor Krantz Theodor Krantz	Director	February 11, 2013

/s/ Jeffrey Miller Jeffrey Miller	Director	February 11, 2013

/s/ Anthony Sun Anthony Sun	Director	February 11, 2013

/s/ Reuben Wasserman Reuben Wasserman	Director	February 11, 2013

EXHIBIT INDEX

EXHIBIT NUMBER
3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (filed herewith)
3B	Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
3C	By-laws of Cognex Corporation, as amended and restated through November 21, 2007 (filed herewith)
3D	Amendment to By-laws of Cognex Corporation, dated March 1, 2008 (incorporated by reference to Exhibit 3.1 of Cognex’s Current Report on Form 8-K filed on March 3, 2008 [File No. 0-17869])
4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])
4B	Shareholder Rights Agreement, dated December 4, 2008, between Cognex Corporation and National City Bank (incorporated by reference to Exhibit 4.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
10A *	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10B *	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10C *	Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (filed herewith)
10D *	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10E *	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10F *	Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10F of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2011 [File No. 1-34218])
10G *	Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (filed herewith)
10H *	Cognex Corporation 2001 Interim General Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-68158])
10I *	Cognex Corporation 2001 General Stock Option Plan, as amended and restated (incorporated by reference to Appendix to the Company’s Proxy Statement filed on October 19, 2011 [File No. 001-34218])
10J *	Cognex Corporation 2007 Stock Option and Incentive Plan (filed herewith)
10K *	Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias, Jerald G. Fishman, Anthony Sun and Reuben Wasserman (filed herewith)
10L *	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (filed herewith)

10M *	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10Q of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
10N *	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 (incorporated by reference to Exhibit 10S of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
10O *	Summary of Annual Bonus Program (filed herewith)
10P *	Summary of Director Compensation (filed herewith)
10Q *	Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K filed on March 3, 2008 [File No. 0-17869])
10R *	Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10.1 of Cognex’s Current Report on Form 8-K filed on June 19, 2008 [File No. 0-17869])
10S *	Amendment to Employment Agreement with Robert Willett, dated November 14, 2008 (incorporated by reference to Exhibit 10X of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-34218])
10T *	Form of Stock Option Agreement (Non-Qualified) under 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 [File No. 0-17869])
10U *	Letter from the Company to Richard A. Morin regarding Stock Option Agreements (incorporated by reference to Exhibit 10.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 [File No. 0-17869])
14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)
101**	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in xBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010; (iii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.

*    Indicates management contract or compensatory plan or arrangement

**  Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.