Form 10-Q
period 2013-03-31
COGNEX CORP
filed 2013-04-29
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

or

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

As of March 31, 2013, there were 43,451,932 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Quarter Ended
	March 31, 2013	April 1, 2012
	(unaudited)
Revenue
Product	$74,672	$71,407
Service	6,220	6,302

	80,892	77,709
Cost of revenue
Product	16,464	15,556
Service	2,959	3,502

	19,423	19,058
Gross margin
Product	58,208	55,851
Service	3,261	2,800

	61,469	58,651

Research, development, and engineering expenses	11,321	10,361
Selling, general, and administrative expenses	32,167	30,549

Operating income	17,981	17,741

Foreign currency gain (loss)	63	(638)
Investment income	392	972
Other income	117	3

Income before income tax expense	18,553	18,078

Income tax expense	2,970	3,796

Net income	$15,583	$14,282

Earnings per weighted-average common and common-equivalent share:

Basic	$0.36	$0.34
Diluted	$0.35	$0.33

Weighted-average common and common-equivalent shares outstanding:
Basic	43,261	42,570

Diluted	44,130	43,590

Cash dividends per common share	$0.00	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended
	March 31, 2013	April 1, 2012
	(unaudited)

Net income	$15,583	$14,282

Other comprehensive income, net of tax:

Net unrealized gain on available-for-sale investments, net of tax of $42 and $291 in 2013 and 2012, respectively	173	1,314

Foreign currency translation adjustments, net of tax of ($227) and $206 in 2013 and 2012, respectively	(2,494)	5,326

Other comprehensive income (loss)	(2,321)	6,640

Comprehensive income	$13,262	$20,922

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,757	$45,160
Short-term investments	125,411	105,105
Accounts receivable, less reserves of $1,100 and $1,131 in 2013 and 2012, respectively	42,780	42,387
Inventories	26,057	26,182
Deferred income taxes	6,325	6,369
Prepaid expenses and other current assets	13,769	14,394

Total current assets	257,099	239,597

Long-term investments	245,484	238,255
Property, plant, and equipment, net	34,647	34,820
Deferred income taxes	17,268	15,647
Intangible assets, net	13,809	14,770
Goodwill	81,689	81,689
Other assets	2,532	2,827

	$652,528	$627,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,815	$6,815
Accrued expenses	24,258	29,590
Accrued income taxes	2,220	1,009
Deferred revenue and customer deposits	13,819	12,690

Total current liabilities	47,112	50,104

Reserve for income taxes	5,955	5,216

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value –
Authorized: 140,000 shares, issued: 43,452 and 43,055 shares in 2013 and 2012, respectively	87	86
Additional paid-in capital	179,192	165,248
Retained earnings	452,049	436,466
Accumulated other comprehensive loss, net of tax	(31,867)	(29,515)

Total shareholders’ equity	599,461	572,285

	$652,528	$627,605

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity

Balance as of December 31, 2012	43,055	$86	$165,248	$436,466	$(29,515)	$572,285

Issuance of common stock under stock option plans	397	1	9,167	—	—	9,168

Stock-based compensation expense	—	—	3,298	—	—	3,298

Excess tax benefit from stock option exercises	—	—	1,376	—	—	1,376
Tax benefit for research and development credits as a result of stock option accounting	—	—	103	—	—	103

Net income	—	—	—	15,583	—	15,583
Net unrealized gain on available-for- sale investments, net of tax of $42	—	—	—	—	173	173
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(31)	(31)

Foreign currency translation adjustment, net of tax of $227	—	—	—	—	(2,494)	(2,494)

Balance as of March 31, 2013 (unaudited)	43,452	$87	$179,192	$452,049	$(31,867)	$599,461

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended
	March 31, 2013	April 1, 2012
	(unaudited)
Cash flows from operating activities:
Net income	$15,583	$14,282
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,298	3,314
Depreciation of property, plant, and equipment	1,828	1,551
Amortization of intangible assets	961	1,043
Amortization of discounts or premiums on investments	758	1,835
Realized gain on sale of investments	(31)	(94)
Tax effect of stock option exercises	(1,376)	(2,838)
Change in deferred income taxes	(1,371)	(179)
Change in operating assets and liabilities	(860)	(6,060)

Net cash provided by operating activities	18,790	12,854

Cash flows from investing activities:
Purchases of investments	(76,694)	(56,721)
Maturities and sales of investments	48,248	37,188
Purchases of property, plant, and equipment	(1,908)	(2,487)

Net cash used in investing activities	(30,354)	(22,020)

Cash flows from financing activities:
Issuance of common stock under stock option plans	9,168	13,104
Payment of dividends	—	(4,271)
Tax effect of stock option exercises	1,376	2,838

Net cash provided by financing activities	10,544	11,671

Effect of foreign exchange rate changes on cash	(1,383)	951

Net change in cash and cash equivalents	(2,403)	3,456
Cash and cash equivalents at beginning of period	45,160	38,103

Cash and cash equivalents at end of period	$42,757	$41,559

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:	Summary of Significant Accounting Policies

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations for the quarters ended March 31, 2013 and April 1, 2012, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	New Pronouncements

Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The amendments in ASU 2013-02 require companies to present information about amounts reclassified out of accumulated other comprehensive income (OCI) to net income, by component. The effect of significant reclassification adjustments being made out of accumulated OCI on the corresponding line items in net income must be presented when the item is reclassified in its entirety during one reporting period. While the new guidance in ASU 2013-12 changes the presentation of accumulated OCI, there are no changes to the components that are recognized in net income or OCI under current accounting guidance.

Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were $31,000 and $94,000 for the first quarters of 2013 and 2012, respectively.

NOTE 3:	Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$9,398	$—
Money market instruments	1,069	—
Corporate stock	1,763	—
Corporate bonds	—	171,405
Asset-backed securities	—	65,319
Agency bonds	—	39,278
Treasury bills	—	33,727
Municipal bonds	—	29,571
Sovereign bonds	—	11,823
Covered bonds	—	11,271
Commercial paper	—	2,998
Currency forward contracts	1	—
Liabilities:
Currency forward contracts	83	—

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

The Company did not record an other-than-temporary impairment of these investments in the quarter ended March 31, 2013.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset in the quarter ended March 31, 2013.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the quarter ended March 31, 2013.

NOTE 4:	Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Cash	$32,290	$34,986
Cash equivalents	9,398	5,098
Money market instruments	1,069	5,076

Cash and cash equivalents	42,757	45,160

Corporate bonds	60,962	46,001
Asset-backed securities	22,982	17,666
Municipal bonds	12,952	16,224
Agency bonds	11,493	7,482
Treasury bills	5,604	5,997
Covered bonds	4,660	5,618
Commercial paper	2,998	—
Sovereign bonds	1,997	3,986
Corporate stock	1,763	2,131

Short-term investments	125,411	105,105

Corporate bonds	110,443	100,072
Asset-backed securities	42,337	34,710
Treasury bills	28,123	36,276
Agency bonds	27,785	29,441
Municipal bonds	16,619	17,846
Sovereign bonds	9,826	10,606
Covered bonds	6,611	5,564
Limited partnership interest (accounted for using cost method)	3,740	3,740

Long-term investments	245,484	238,255

	$413,652	$388,520

The Company’s investment portfolio includes corporate bonds, asset-backed securities, municipal bonds, agency bonds, treasury bills, covered bonds, commercial paper, and sovereign bonds. Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; municipal bonds consist of debt securities issued by state and local government entities; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; treasury bills consist of debt securities issued by both the U.S. and foreign governments; covered bonds consist of debt securities backed by governments, mortgages, or public sector loans; commercial paper consists of debt instruments issued by corporations or financial institutions with high quality debt ratings; and sovereign bonds consist of direct debt issued by foreign governments.

During the fourth quarter of 2012, the Company purchased equity securities, representing stock in a publicly-traded U.S. company, with an aggregate fair value of $2,131,000 as of December 31, 2012. As of March 31, 2013, these securities had an aggregate fair value of $1,763,000, resulting in an unrealized loss of $368,000.

The following table summarizes the Company’s available-for-sale investments as of March 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term:
Corporate bonds	$60,871	$111	$(20)	$60,962
Asset-backed securities	22,984	20	(22)	22,982
Municipal bonds	12,917	35	—	12,952
Agency bonds	11,502	—	(9)	11,493
Treasury bills	5,602	2	—	5,604
Covered bonds	4,676	1	(17)	4,660
Commercial paper	2,998	—	—	2,998
Sovereign bonds	2,000	—	(3)	1,997
Long-term:
Corporate bonds	109,693	796	(46)	110,443
Asset-backed securities	42,581	25	(269)	42,337
Treasury bills	28,117	7	(1)	28,123
Agency bonds	27,720	89	(24)	27,785
Municipal bonds	16,477	142	—	16,619
Sovereign bonds	9,794	32	—	9,826
Covered bonds	6,591	20	—	6,611

	$364,523	$1,280	$(411)	$365,392

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of March 31, 2013 (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Losses
Corporate bonds	$45,301	$(66)
Asset-backed securities	43,706	(291)
Agency bonds	13,371	(33)
Treasury bills	12,498	(1)
Covered bonds	2,937	(17)
Sovereign bonds	1,997	(3)

	$119,810	$(411)

As of March 31, 2013, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these securities before its effective maturity or market price recovery. The Company recorded gross realized gains on the sale of debt securities totaling $50,000 and $94,000, respectively, in the first quarters of 2013 and 2012, and gross realized losses on the sale of debt securities totaling $19,000 in the first quarter of 2013.

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of March 31, 2013 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$60,962	$36,566	$64,948	$7,381	$1,548	$171,405
Asset-backed securities	22,982	34,387	7,950	—	—	65,319
Agency bonds	11,493	20,385	6,477	—	923	39,278
Treasury bills	5,604	4,503	23,620	—	—	33,727
Municipal bonds	12,952	11,181	2,437	1,427	1,574	29,571
Commercial paper	2,998	—	—	—	—	2,998
Sovereign bonds	1,997	1,522	6,727	1,577	—	11,823
Covered bonds	4,660	3,766	—	2,845	—	11,271

	$123,648	$112,310	$112,159	$13,230	$4,045	$365,392

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. A Director of the Company was a General Partner of Venrock Associates through December 31, 2009. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of March 31, 2013, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. No contributions were made and no distributions were received in the first quarter of 2013. Distributions are received and contributions are requested at the discretion of Venrock’s management.

NOTE 5:	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$11,949	$12,667
Work-in-process	4,321	4,193
Finished goods	9,787	9,322

	$26,057	$26,182

NOTE 6:	Intangible Assets and Goodwill

The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the quarter ended March 31, 2013 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor a variety of factors that could result in an impairment of goodwill or other intangible assets in a future period.

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

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2012	$2,256
Provisions for warranties during the period	658
Fulfillment of warranty obligations	(475)
Foreign exchange rate changes	(62)

Balance as of March 31, 2013	$2,377

NOTE 8:	Contingencies

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

In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company. The lawsuit seeks to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company is also seeking monetary damages resulting from the alleged infringement. In April 2013, Microscan filed ex parte re-examination requests of the patent-at-issue with the United States Patent and Trademark Office. These matters are ongoing.

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

The Company uses derivative instruments to provide an economic hedge against its transactional currency/functional currency exchange rate exposures. Forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure of the Company’s Irish subsidiary’s accounts receivable denominated in U.S. dollars and intercompany receivables denominated in Japanese Yen. In addition, beginning in the first quarter of 2013, forward contracts on currencies are entered into to manage the transactional currency/functional currency exposure at the Company’s Surface Inspection Systems Division (SISD), where accounts receivable may be denominated in Euros and Japanese Yen, but the functional currency is the U.S. Dollar. All of the Company’s forward contracts are used to minimize foreign currency gains or losses, as the gains or losses on these contracts are intended to offset the losses or gains on the underlying exposures.

These forward contracts do not qualify for hedge accounting. Both the underlying exposures and the forward contracts are recorded at fair value on the Consolidated Balance Sheets and changes in fair value are reported as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The Company recorded a net foreign currency gain of $63,000 in the quarter ended March 31, 2013, and a loss of $638,000 in the quarter ended April 1, 2012.

As of March 31, 2013, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk:

Currency	Amount

Japanese Yen/Euro	170,000,000 Japanese Yen
Japanese Yen/U.S. Dollar	116,000,000 Japanese Yen
U.S. Dollar/Euro	2,580,000 U.S. Dollars
Euro/U.S. Dollar	775,000 Euros

Information regarding the fair value of the forward contracts outstanding as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Currency forward contracts	Prepaid expenses and other current assets	$1	$44	Accrued expenses	$83	$14

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the quarters ended March 31, 2013 and April 1, 2012 were as follows (in thousands):

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Quarter ended
		March 31, 2013	April 1, 2012
Currency forward contracts	Foreign currency loss	$203	$289

NOTE 11:	Stock-Based Compensation

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of March 31, 2013, the Company had 5,620,604 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (4,361,494) and the 2007 Stock Option and Incentive Plan (1,259,110). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

The following table summarizes the Company’s stock option activity for the quarter ended March 31, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	3,559	$25.56
Granted	783	42.11
Exercised	(397)	23.10
Forfeited or expired	(88)	31.79

Outstanding as of March 31, 2013	3,857	$29.04	7.5	$50,634

Exercisable as of March 31, 2013	1,383	$23.26	5.9	$26,174

Options vested or expected to vest at March 31, 2013 (1)	3,386	$28.22	7.3	$47,243

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The fair values of stock options granted in each quarter presented were estimated using the following weighted-average assumptions:

	Quarter Ended
	March 31, 2013	April 1, 2012

Risk-free rate	2.1%	2.0%
Expected dividend yield	0%	1.2%
Expected volatility	42%	44%
Expected term (in years)	5.9	5.7

Risk-free rate

The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.

Expected dividend yield

Generally, the current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors and dividing that result by the closing stock price on the grant date. However, in the fourth quarter of 2012, the Company paid the full annual dividends for 2013 and 2014 in advance, and therefore, the dividend yield for those years has been adjusted to zero. At the time of the 2013 valuation, a dividend yield of 1.04% was estimated for future periods from 2015 through the expected life of the option.

Expected volatility

The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.

Expected term

The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.

The weighted-average grant-date fair values of stock options granted during the quarter ended March 31, 2013 and April 1, 2012 were $16.13 and $12.98, respectively.

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 71% of its stock options granted to senior management and 69% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 13% for all other employees.

The total stock-based compensation expense and the related income tax benefit recognized was $3,298,000 and $1,094,000, respectively, for the quarter ended March 31, 2013, and $3,314,000 and $1,087,000, respectively, for the quarter ended April 1, 2012. No compensation expense was capitalized as of March 31, 2013 or December 31, 2012.

The following table details the stock-based compensation expense by caption for each quarter presented on the Consolidated Statements of Operations (in thousands):

	Quarter Ended
	March 31, 2013	April 1, 2012

Product cost of revenue	$227	$240
Service cost of revenue	63	68
Research, development, and engineering	813	867
Selling, general, and administrative	2,195	2,139

	$3,298	$3,314

The total intrinsic values of stock options exercised for the quarters ended March 31, 2013 and April 1, 2012 were $7,193,000 and $12,636,000, respectively. The total fair values of stock options vested for the quarters ended March 31, 2013 and April 1, 2012 were $6,932,000 and $6,399,000, respectively.

As of March 31, 2013, total unrecognized compensation expense related to non-vested stock options was $14,025,000, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 12:	Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. As of March 31, 2013, the Company had repurchased a total of 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any additional shares under these programs during the quarter ended March 31, 2013. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

NOTE 13:	Taxes

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Quarter Ended
	March 31, 2013	April 1, 2012

Income tax at federal statutory rate	35%	35%
State income taxes, net of federal benefit	2	1
Foreign tax rate differential	(17)	(15)
2013 research and development credit	(1)	—
Discrete event- 2012 research and development credit	(3)	—

Income tax provision	16%	21%

The effective tax rate for the quarter ended March 31, 2013 includes a discrete event for a retroactive application for a 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. The Company recorded a reduction to tax expense in the first quarter of 2013 by $555,000, net of related reserves for uncertain tax positions, for the aforementioned research and development tax credit. Excluding this discrete event, the effective tax rate for the quarter ended March 31, 2013 was 19%.

During the quarter ended March 31, 2013, the Company recorded a $644,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Included in the current period’s reserve for uncertain tax positions is a discrete event relating to the retroactive application of a 2012 research and development tax credit of $370,000, as an increase to tax expense. Estimated interest and penalties included in these amounts totaled $38,000.

The Company’s reserve for income taxes, including gross interest and penalties, was $5,955,000 as of March 31, 2013, all of which was classified as noncurrent. The amount of gross interest and penalties included in these balances was $1,247,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $405,000 that would be recorded through additional paid in capital. As a result of the expiration of certain statutes of limitation, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,600,000 to $1,800,000 over the next twelve months.

The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2006 through 2012 remain open to examination by various taxing authorities due to a 2009 carryback claim, while the tax years 2008 through 2012 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.

NOTE 14:	Weighted-Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Quarter Ended
	March 31, 2013	April 1, 2012

Basic weighted-average common shares outstanding	43,261	42,570
Effect of dilutive stock options	869	1,020

Weighted-average common and common-equivalent shares outstanding	44,130	43,590

Stock options to purchase 482,969 and 802,048 shares of common stock, on a weighted-average basis, were outstanding for the quarters ended March 31, 2013 and April 1, 2012, respectively, but were not included in the calculation of diluted net income per share because they were anti-dilutive.

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

The following table summarizes information about the segments (in thousands):

Quarter Ended March 31, 2013	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$68,319	$6,353	$—	$74,672
Service revenue	2,092	4,128	—	6,220
Operating income	22,076	1,732	(5,827)	17,981

Quarter Ended April 1, 2012

Product revenue	$64,221	$7,186	$—	$71,407
Service revenue	1,920	4,382	—	6,302
Operating income	21,144	2,392	(5,795)	17,741

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, research and development activities, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive industry; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 78% of total revenue in the first quarter of 2013.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 9% of total revenue in the first quarter of 2013.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwovens, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in the first quarter of 2013.

Revenue for the first quarter of 2013 totaled $80,892,000, representing an increase of $3,183,000, or 4%, from the same period in the prior year due primarily to higher sales in the factory automation market. Gross margin increased to 76% of revenue in the first quarter of 2013 from 75% of revenue in the first quarter of 2012 due to the shift in revenue mix to relatively higher-margin factory automation sales, as well as improved service margins. Operating expenses increased by $2,578,000, or 6%, as compared to the first quarter of 2012, due primarily to expenses associated with increased headcount in strategic areas. The Company recorded an operating profit of $17,981,000, or 22% of revenue, in the first quarter of 2013, compared to an operating profit of $17,741,000, or 23% of revenue, in the first quarter of 2012. Net income improved to $15,583,000, or 19% of revenue, in the first quarter of 2013 from $14,282,000, or 18% of revenue, in the same period in the prior year due primarily to a lower effective tax rate. Net income per diluted share also improved to $0.35 in the first quarter of 2013 from $0.33 in the first quarter of 2012.

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

Revenue

Revenue for the first quarter of 2013 increased by $3,183,000, or 4%, from the first quarter of 2012. This increase was due to a $3,980,000 increase in sales to factory automation customers and a $290,000 increase in sales to semiconductor and electronics capital equipment customers, partially offset by a $1,087,000 decrease in sales to surface inspection customers.

Factory Automation Market

Sales to customers in the factory automation market represented 78% of total revenue in the first quarter of 2013 compared to 76% in the first quarter of 2012. Sales to these customers increased by $3,980,000, or 7%, from the first quarter of 2012. Changes in foreign currency exchange rates had little impact on total factory automation revenue, as the unfavorable impact on revenue of a weaker Japanese Yen was largely offset by the favorable impact of a stronger Euro in the first quarter of 2013 compared to the same period in the prior year.

Geographically, increases from the prior year were noted across all major regions except for Japan. However, excluding the impact of foreign currency exchange rate changes, the Japanese market was relatively flat compared to the first quarter of 2012. Revenue in Japan had declined in both 2011 and 2012 since the natural disasters that hit this region early in 2011. The largest increase was noted in Asia, where the Company has made significant investments, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. By product line, the largest increase from the prior year came from sales of the Company’s ID Products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution. The Company expects its Asia region and its ID Products business to continue to be growth opportunities throughout 2013.

Generally, factory automation revenue declines from the fourth quarter to the first quarter, as many customers consume their remaining annual capital budgets during the last quarter of the year. However, in the first quarter of 2013, sales to factory automation customers increased by $1,150,000, or 2%, from the fourth quarter of 2012. Management expects factory automation revenue to continue to grow in the second quarter of 2013 as compared to the first quarter.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 9% of total revenue in both the first quarters of 2013 and 2012. Sales to these customers increased by $290,000, or 4%, from the first quarter of 2012 and increased by $1,489,000, or 27%, from the fourth quarter of 2012. Excluding the impact of foreign currency exchange rate changes, a majority of which relates to the Japanese Yen, sales to semiconductor and electronics capital equipment customers increased by $548,000, or 8%, from the first quarter of 2012 and increased $1,694,000, or 31%, from the fourth quarter of 2012. Despite this positive momentum, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 13% of total revenue in the first quarter of 2013 compared to 15% in the first quarter of 2012. Revenue from these customers decreased by $1,087,000, or 9%, from the first quarter of 2012 and decreased by $3,915,000, or 27%, from the fourth quarter of 2012. The impact of foreign currency exchange rate changes on revenue was not significant to the surface inspection market in either period. Surface inspection revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. Management expects surface inspection revenue to grow in the second quarter of 2013 as compared to the first quarter.

Product Revenue

Product revenue increased by $3,265,000, or 5%, from the first quarter of 2012. This increase was driven by a higher volume of modular vision systems sold than in the prior year, partially offset by a lower average selling price due to the shift in revenue mix to ID Products, which have relatively lower average selling prices. We expect this trend related to ID products to continue throughout 2013. Higher MVSD product revenue was partially offset by lower SISD product revenue.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, was relatively flat compared to the first quarter of 2012 and represented 8% of total revenue in each period presented.

Gross Margin

Gross margin as a percentage of revenue was 76% for the first quarter of 2013 compared to 75% for the first quarter of 2012 due to the shift in revenue mix from surface inspection sales to relatively higher-margin factory automation sales, as well as improved service margins.

MVSD Margin

MVSD gross margin as a percentage of revenue was 79% for the first quarter of 2013 compared to 80% for the first quarter of 2012. A reduction in product margins due to higher provisions for warranty and for excess and obsolete inventory was partially offset by improvements in consulting service margins.

SISD Margin

SISD gross margin as a percentage of revenue was 54% for the first quarter of 2013 compared to 53% for the first quarter of 2012. The increase in SISD margin was primarily due to improved installation service margins.

Product Margin

Product gross margin as a percentage of revenue was 78% for both the first quarters of 2013 and 2012. A reduction in MVSD product margins due to higher provisions for warranty and for excess and obsolete inventory was offset by a favorable shift in revenue mix to relatively higher-margin MVSD products.

Service Margin

Service gross margin as a percentage of revenue was 52% for the first quarter of 2013 compared to 44% for the first quarter of 2012. The increase in service margin was due to improvements in MVSD consulting service margins, as well as improved installation service margins at SISD.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses for the first quarter of 2013 increased by $960,000, or 9%, from the first quarter of 2012. MVSD RD&E expenses increased by $917,000, or 10%, and SISD RD&E expenses increased by $43,000, or 5%.

The increase in MVSD RD&E expenses was primarily due to headcount additions, resulting in higher personnel-related costs, such as salaries and fringe benefits ($850,000). The increase in SISD RD&E expenses was primarily due to higher spending on outsourced engineering services ($35,000).

RD&E expenses as a percentage of revenue were 14% in the first quarter of 2013 and 13% in the first quarter of 2012. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter of 2013 increased by $1,618,000, or 5%, from the first quarter of 2012. MVSD SG&A expenses increased by $1,342,000, or 6%, while SISD SG&A expenses increased by $153,000, or 5%. Corporate expenses that are not allocated to either division increased by $123,000, or 4%.

The table below (in thousands) details the $1,342,000 net increase in MVSD SG&A in 2013:

MVSD SG&A balance in 2012	$24,148
Personnel-related costs	723
Depreciation expense	264
Sales demonstration equipment	225
Sales commissions	198
Foreign currency exchange rate changes	(298)
Other	230

MVSD SG&A balance in 2013	$25,490

Personnel-related costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past year, the Company has continued to increase headcount in strategic areas, principally Sales, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2013 and higher fringe benefits, such as health care costs. The Company also recorded higher depreciation expense related principally to business system upgrades, increased spending on sales demonstration equipment, and higher sales commissions resulting from the higher revenue level. Operating expenses in the first quarter of 2013 compared to the first quarter of 2012 were favorably impacted by a weaker Japanese Yen, partially offset by the unfavorable impact of a stronger Euro.

The increase in SISD SG&A expenses was primarily due to increased salaries and fringe benefits expenses ($228,000), partially offset by lower company bonus accruals ($50,000).

The increase in corporate expenses was primarily related to higher company bonus accruals ($170,000) and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2013 ($75,000). These increases were partially offset by lower professional fees ($139,000), primarily related to the timing of tax services.

Nonoperating Income (Expense)

The Company recorded a foreign currency gain of $63,000 in the first quarter of 2013 compared to a loss of $638,000 in the first quarter of 2012. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income for the first quarter of 2013 decreased $580,000, or 60%, from the first quarter of 2012, due to declining yields on the Company’s portfolio of debt securities, as well as a $368,000 unrealized loss recorded in current operations on a corporate stock holding designated as a trading security.

The Company recorded other income of $117,000 in the first quarter of 2013 compared to $3,000 in the first quarter of 2012. The Company recorded $354,000 and $141,000 of other income in the first quarters of 2013 and 2012, respectively, due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.

Income Tax Expense

The Company’s effective tax rate was 16% in the first quarter of 2013 compared to 21% in the first quarter of 2012. The effective tax rate for the first quarter of 2013 was impacted by one discrete event related to the retroactive application of the 2012 R&D credit passed by Congress under the American Taxpayer Relief Act of 2012, which reduced tax expense by $555,000. Although the provisions under this law were made retroactive to January 1, 2012, the law was signed on January 1, 2013, and therefore, the financial impact of any retroactive provision has been recorded as a discrete event in the current quarter. Excluding this discrete event, the effective tax rate for the first quarter of 2013 was 19%. There were no discrete events in the first quarter of 2012. In addition to the discrete event discussed above, the remaining decrease in the effective tax rate was primarily due to a higher proportion of pre-tax income earned in relatively lower tax jurisdictions.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $413,652,000 as of March 31, 2013. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the first quarter of 2013 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, and capital expenditures. Capital expenditures for the first quarter of 2013 totaled $1,908,000 and consisted primarily of expenditures for computer hardware and software, as well as manufacturing test equipment related to new product introductions.

In June 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of March 31, 2013, the Company had contributed $19,886,000 to the partnership. No contributions were made and no distributions were received in the first quarter of 2013. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013.

Beginning in the third quarter of 2003, the Company’s Board of Directors had declared and paid a cash dividend in each quarter. In December 2012, the Company declared and paid an $0.11 dividend that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $1.00 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.11 dividend and the $1.00 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no dividends were declared or paid in the first quarter of 2013. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of March 31, 2013, the Company had repurchased 1,375,875 shares at a cost of $30,000,000 under this program. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. This new authorization will commence once the Company completes the $50,000,000 program noted above. The Company did not purchase any shares under these programs during the first quarter of 2013. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash reserve requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of March 31, 2013, the Company had approximately $409,912,000 in cash, cash equivalents, debt securities, or equity securities that could be converted into cash. In addition, Cognex has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2012.

ITEM 4:	CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the three-month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company. The lawsuit seeks to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company is also seeking monetary damages resulting from the alleged infringement. In April 2013, Microscan filed ex parte re-examination requests of the patent-at-issue with the United States Patent and Trademark Office. These matters are ongoing.

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

For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 27, 2013	—	—	—	$100,000,000
January 28 - February 24, 2013	—	—	—	$100,000,000
February 25 - March 31, 2013	—	—	—	$100,000,000

Total	—	—	—	$100,000,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock to commence once the Company completes the $50,000,000 program noted above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 – xBRL (Extensible Business Reporting Language)***

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q formatted in xBRL: (i) Consolidated Statements of Operations for the quarters ended March 31, 2013 and April 1, 2012; (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and April 1, 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statement of Shareholders’ Equity for the quarter ended March 31, 2013; (v) Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2013 and April 1, 2012; and (vi) Notes to Consolidated Financial Statements.

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

Date: April 29, 2013		COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration and Chief Financial Officer
(principal financial and accounting officer)