Form 10-Q
period 2013-06-30
COGNEX CORP
filed 2013-07-29
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

or

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

As of June 30, 2013, there were 43,496,801 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue
Product	$79,698	$78,449	$154,370	$149,856
Service	6,812	5,877	13,032	12,179

	86,510	84,326	167,402	162,035
Cost of revenue
Product	17,910	17,635	34,374	33,191
Service	3,240	2,914	6,199	6,416

	21,150	20,549	40,573	39,607
Gross margin
Product	61,788	60,814	119,996	116,665
Service	3,572	2,963	6,833	5,763

	65,360	63,777	126,829	122,428

Research, development, and engineering expenses	11,887	10,300	23,208	20,661
Selling, general, and administrative expenses	33,300	30,127	65,467	60,676

Operating income	20,173	23,350	38,154	41,091

Foreign currency gain (loss)	76	(30)	139	(668)
Investment income	774	1,801	1,166	2,773
Other expense	(257)	(99)	(140)	(96)

Income before income tax expense	20,766	25,022	39,319	43,100

Income tax expense	3,946	5,255	6,916	9,051

Net income	$16,820	$19,767	$32,403	$34,049

Earnings per weighted-average common and common-equivalent share:
Basic	$0.39	$0.46	$0.75	$0.80
Diluted	$0.38	$0.45	$0.73	$0.78

Weighted-average common and common-equivalent shares outstanding:
Basic	43,522	42,851	43,392	42,710

Diluted	44,357	43,601	44,251	43,599

Cash dividends per common share	$0.00	$0.11	$0.00	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three-months Ended		Six-months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$16,820	$19,767	$32,403	$34,049

Other comprehensive loss, net of tax:

Net unrealized gain (loss) on available-for-sale investments, net of tax of ($318) and ($91) in the three-month periods and net of tax of ($276) and $200 in the six-month periods, respectively	(1,279)	304	(1,106)	1,618

Foreign currency translation adjustments, net of tax of $46 and ($403) in the three-month periods and net of tax of ($181) and ($197) in the six-month periods, respectively	687	(14,507)	(1,807)	(9,181)

Other comprehensive loss	(592)	(14,203)	(2,913)	(7,563)

Comprehensive income	$16,228	$5,564	$29,490	$26,486

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	47,874	$45,160
Short-term investments	135,289	105,105
Accounts receivable, less reserves of $1,134 and $1,131 in 2013 and 2012, respectively	45,215	42,387
Inventories	26,653	26,182
Deferred income taxes	6,371	6,369
Prepaid expenses and other current assets	15,777	14,394

Total current assets	277,179	239,597

Long-term investments	243,108	238,255
Property, plant, and equipment, net	35,343	34,820
Deferred income taxes	17,820	15,647
Intangible assets, net	12,849	14,770
Goodwill	81,689	81,689
Other assets	2,388	2,827

	$670,376	$627,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,157	$6,815
Accrued expenses	28,279	29,590
Accrued income taxes	208	1,009
Deferred revenue and customer deposits	13,479	12,690

Total current liabilities	49,123	50,104

Reserve for income taxes	6,255	5,216

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 43,497 and 43,055 shares in 2013 and 2012, respectively	87	86
Additional paid-in capital	190,444	165,248
Retained earnings	456,978	436,466
Accumulated other comprehensive loss, net of tax	(32,511)	(29,515)

Total shareholders’ equity	614,998	572,285

	$670,376	$627,605

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity

Balance as of December 31, 2012	43,055	$86	$165,248	$436,466	$(29,515)	$572,285

Issuance of common stock under stock option plans	710	1	16,241	—	—	16,242

Repurchase of common stock	(268)	—	—	(11,891)	—	(11,891)

Stock-based compensation expense	—	—	6,079	—	—	6,079

Excess tax benefit from stock option exercises	—	—	2,773	—	—	2,773

Tax benefit for research and development credits as a result of stock option accounting	—	—	103	—	—	103

Net income	—	—	—	32,403	—	32,403

Net unrealized loss on available-for-sale investments, net of tax of $276	—	—	—	—	(1,106)	(1,106)

Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(83)	(83)

Foreign currency translation adjustment, net of tax of $181	—	—	—	—	(1,807)	(1,807)

Balance as of June 30, 2013 (unaudited)	43,497	$87	$190,444	$456,978	$(32,511)	$614,998

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Six-months Ended
	June 30,	July 1,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$32,403	$34,049
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,079	5,303
Depreciation of property, plant, and equipment	3,596	3,180
Amortization of intangible assets	1,921	2,086
Amortization of discounts or premiums on investments	1,443	3,582
Realized gain on sale of investments	(83)	(1,071)
Tax effect of stock option exercises	(2,773)	(2,969)
Change in deferred income taxes	(1,748)	(1,076)
Unrealized loss on trading securities	462	—
Change in operating assets and liabilities	(2,325)	(2,912)

Net cash provided by operating activities	38,975	40,172

Cash flows from investing activities:
Purchases of investments	(167,652)	(109,104)
Maturities and sales of investments	129,329	242,952
Purchases of property, plant, and equipment	(4,310)	(5,304)

Net cash provided by (used in) investing activities	(42,633)	128,544

Cash flows from financing activities:
Issuance of common stock under stock option plans	16,242	13,929
Repurchase of common stock	(11,891)	—
Payment of dividends	—	(8,985)
Tax effect of stock option exercises	2,773	2,969

Net cash provided by financing activities	7,124	7,913

Effect of foreign exchange rate changes on cash and cash equivalents	(752)	(8,740)

Net change in cash and cash equivalents	2,714	167,889
Cash and cash equivalents at beginning of period	45,160	38,103

Cash and cash equivalents at end of period	$47,874	$205,992

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

In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations for the three-month and six-month periods ended June 30, 2013 and July 1, 2012, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were realized gains of $52,000 and $83,000 during the three-month and six-month periods ended June 30, 2013, respectively, and realized gains of $977,000 and $1,071,000 during the three-month and six-month periods ended July 1, 2012, respectively.

Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”

The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. As the Company does not currently have any NOL carryforwards, this guidance will most likely apply to research and development tax credit carryforwards. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. Management is the process of evaluating the impact of this Update.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$12,947	$—
Corporate stock	1,669	—
Money market instruments	460	—
Corporate bonds	—	190,166
Asset-backed securities	—	68,176
Treasury bills	—	52,415
Sovereign bonds	—	30,435
Municipal bonds	—	28,583
Commercial paper	—	3,000
Agency bonds	—	1,498
Currency forward contracts	—	61
Liabilities:
Currency forward contracts	—	11

The Company’s cash equivalents and money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1 investments. The Company’s corporate stock position is reported at fair value based upon quoted market prices on a stock exchange, and is therefore classified as a Level 1 investment.

The Company’s debt securities and currency forward contracts are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these financial assets and liabilities, and in doing so, considers valuations provided by a large, third-party pricing service. For debt securities, this service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations.

The Company did not record an other-than-temporary impairment of these investments during the six-month period ended June 30, 2013.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the six-month period ended June 30, 2013.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended June 30, 2013.

NOTE 4: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Cash	$34,467	$34,986
Cash equivalents	12,947	5,098
Money market instruments	460	5,076

Cash and cash equivalents	47,874	45,160

Corporate bonds	80,386	46,001
Asset-backed securities	26,910	17,666
Municipal bonds	14,443	16,224
Sovereign bonds	7,383	3,986
Commercial paper	3,000	—
Corporate stock	1,669	2,131
Agency bonds	1,498	7,482
Covered bonds	—	5,618
Treasury bills	—	5,997

Short-term investments	135,289	105,105

Corporate bonds	109,780	100,072
Treasury bills	52,415	36,276
Asset-backed securities	41,266	34,710
Sovereign bonds	23,052	10,606
Municipal bonds	14,140	17,846
Agency bonds	—	29,441
Covered bonds	—	5,564
Limited partnership interest (accounted for using cost method)	2,455	3,740

Long-term investments	243,108	238,255

	$426,271	$388,520

The Company’s investment portfolio includes corporate bonds, asset-backed securities, treasury bills, sovereign bonds, municipal bonds, commercial paper, and agency bonds. Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by both the U.S. and foreign governments; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

entities; commercial paper consists of debt instruments issued by corporations or financial institutions with high quality debt ratings; and agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing.

During the fourth quarter of 2012, the Company purchased equity securities, representing stock in a publicly-traded U.S. company, with an aggregate fair value of $2,131,000 as of December 31, 2012. As of June 30, 2013, these securities had an aggregate fair value of $1,669,000, resulting in an unrealized loss of $462,000.

The following tables summarize the Company’s available-for-sale investments as of June 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term:
Corporate bonds	$80,547	$119	$(280)	$80,386
Asset-backed securities	27,076	6	(172)	26,910
Municipal bonds	14,416	28	(1)	14,443
Sovereign bonds	7,396	—	(13)	7,383
Commercial paper	3,000	—	—	3,000
Agency bonds	1,498	—	—	1,498

Long-term:
Corporate bonds	109,785	373	(378)	109,780
Treasury bills	52,487	—	(72)	52,415
Asset-backed securities	41,539	6	(279)	41,266
Sovereign bonds	23,199	17	(164)	23,052
Municipal bonds	14,110	62	(32)	14,140

	$375,053	$611	$(1,391)	$374,273

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of June 30, 2013 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$107,235	$(658)	$—	$—	$107,235	$(658)
Sovereign bonds	23,007	(177)	—	—	23,007	(177)
Municipal bonds	5,846	(33)	—	—	5,846	(33)
Asset-backed securities	59,180	(449)	1,570	(2)	60,750	(451)
Treasury bills	50,617	(72)	—	—	50,617	(72)

	$245,885	$(1,389)	$1,570	$(2)	$247,455	$(1,391)

As of June 30, 2013, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.

The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $101,000 and $49,000, respectively, during the three-month period ended June 30, 2013, and $1,233,000 and $238,000, respectively, during the three-month period ended July 1, 2012. The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $150,000 and $67,000, respectively, during the six-month period ended June 30, 2013, and $1,327,000 and $238,000, respectively, during the six-month period ended July 1, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of June 30, 2013 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$80,386	$48,477	$54,059	$6,729	$515	$190,166
Asset-backed securities	26,910	35,072	6,194	—	—	68,176
Treasury bills	—	29,870	22,545	—	—	52,415
Sovereign bonds	7,383	11,263	10,907	—	882	30,435
Municipal bonds	14,443	8,817	2,337	2,491	495	28,583
Commercial paper	3,000	—	—	—	—	3,000
Agency bonds	1,498	—	—	—	—	1,498

	$133,620	$133,499	$96,042	$9,220	$1,892	$374,273

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of June 30, 2013, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the six-month period ended June 30, 2013. The Company received a cash distribution of $1,285,000 during the second quarter of 2013, which was accounted for as a return of capital.

NOTE 5: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Raw materials	$12,837	$12,667
Work-in-process	3,947	4,193
Finished goods	9,869	9,322

	$26,653	$26,182

NOTE 6: Intangible Assets and Goodwill

The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the six-month period ended June 30, 2013 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor a variety of factors that could result in an impairment of goodwill or other intangible assets in a future period.

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

The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2012	$2,256
Provisions for warranties during the period	1,265
Fulfillment of warranty obligations	(990)
Foreign exchange rate changes	(24)

Balance as of June 30, 2013	$2,507

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company faces exposure to foreign currency exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. The Company faces two types of foreign currency exchange rate exposures:

•

Transactional currency/functional currency exchange rate exposures from transactions that are denominated in currencies other than the functional currency of the subsidiary. These transactions gains and losses are reported on the Consolidated Statements of Operations as a component of “Foreign Currency Gain (Loss),”

•

Functional currency/reporting currency exchange rate exposures from the revaluation of the assets and liabilities of our foreign subsidiaries, whose functional currency is generally their local currency, to the Company’s reporting currency, which is the U.S. Dollar. The net effect of these translation gains and losses are reported in “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheets, and also on the Consolidated Statements of Comprehensive Income.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Derivative instruments, specifically foreign currency forward contracts with maturities of up to three months, are used to manage the exposure to fluctuations in foreign currency exchange rates that arise primarily from foreign-denominated receivables and payables. As of June 30, 2013, the Company’s forward contracts do not qualify for effective hedge accounting. Because forward contracts are used as an economic hedge, any gain or loss on the underlying foreign-denominated balance is intended to be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign-denominated receivables and payables are included in “Foreign Currency Gain (Loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency gains of $76,000 and $139,000 in the three-month and six-month periods ended June 30, 2013, respectively, and net foreign currency losses of $30,000 and $668,000 in the three-month and six-month periods ended July 1, 2012, respectively.

As of June 30, 2013, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk (in thousands):

Currency	Notional Value	USD Equivalent

Japanese Yen	316,600	$3,214
Korean Won	275,000	240
Hungarian Forint	99,500	436
Taiwanese Dollar	27,500	920
Swedish Krona	5,700	848
Singapore Dollar	2,500	1,968
British Pound	425	654

Information regarding the fair value of the forward contracts outstanding as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Foreign currency forward contracts	Prepaid expenses and other current assets	$61	$44	Accrued expenses	$11	$14

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2013 and July 1, 2012 was as follows (in thousands):

		Amount of Gain Recognized			Amount of Gain (Loss) Recognized
		Three-months ended			Six-months ended
	Location of Gain Recognized	June 30, 2013	July 1, 2012	Location of Gain (Loss) Recognized	June 30, 2013	July 1, 2012
Foreign currency forward contracts	Foreign currency gain	$64	$198	Foreign currency gain (loss)	$197	$(91)

NOTE 11: Stock-Based Compensation Expense

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of June 30, 2013, the Company had 5,614,591 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (4,355,481) and the 2007 Stock Option and Incentive Plan (1,259,110). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option Plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	3,559	$25.56
Granted	823	42.12
Exercised	(710)	22.88
Forfeited or expired	(122)	32.53

Outstanding as of June 30, 2013	3,550	$29.70	7.4	$55,132

Exercisable as of June 30, 2013	1,309	$23.03	5.8	$29,075

Options vested or expected to vest at June 30, 2013 (1)	3,139	$28.93	7.3	$51,172

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Risk-free rate	2.0%	2.0%	2.0%	2.0%
Expected dividend yield	0%	1.2%	0%	1.2%
Expected volatility	42%	44%	42%	44%
Expected term (in years)	5.9	5.7	5.9	5.7

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

The weighted-average grant-date fair values of stock options granted during the three-month periods ended June 30, 2013 and July 1, 2012 were $16.13 and $13.50, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended June 30, 2013 and July 1, 2012 were $16.13 and $13.35, respectively.

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

The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended June 30, 2013 were $2,781,000 and $911,000, respectively, and for the three-month period ended July 1, 2012 were $1,989,000 and $646,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended June 30, 2013 were $6,079,000 and $2,004,000, respectively, and for the six-month period ended July 1, 2012 were $5,303,000 and $1,733,000, respectively. No compensation expense was capitalized as of June 30, 2013 or December 31, 2012.

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Product cost of revenue	$177	$135	$404	$375
Service cost of revenue	47	40	110	108
Research, development, and engineering	650	483	1,463	1,350
Selling, general, and administrative	1,907	1,331	4,102	3,470

	$2,781	$1,989	$6,079	$5,303

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended June 30, 2013 and July 1, 2012 were $6,759,000 and $672,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended June 30, 2013 and July 1, 2012 were $13,952,000 and $13,308,000, respectively. The total fair values of stock options vested for the three-month periods ended June 30, 2013 and July 1, 2012 were $2,298,000 and $2,286,000, respectively. The total fair values of stock options vested for the six-month periods ended June 30, 2013 and July 1, 2012 were $9,230,000 and $8,686,000, respectively.

As of June 30, 2013, total unrecognized compensation expense related to non-vested stock options was $12,233,000, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 12: Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of June 30, 2013, the Company had repurchased a total of 1,643,875 shares at a cost of $41,891,000 under this program, including 268,000 shares at a cost of $11,891,000 in the second quarter of 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the $50,000,000 program noted above, of which $8,109,000 remains available. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash requirements.

NOTE 13: Taxes

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Six-months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Income tax at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	2	1	2	1
Foreign tax rate differential	(17)	(15)	(17)	(15)
2013 research and development credit	(1)	—	(1)	—
Discrete event - 2012 research and development credit	—	—	(1)	—

Income tax provision	19%	21%	18%	21%

During the six-month period ended June 30, 2013, the Company recorded a $918,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $274,000 was recorded in the three-month period ended June 30, 2013. Estimated interest and penalties included in these amounts totaled $76,000 for the six-month period ended June 30, 2013, of which $38,000 was recorded in the three-month period ended June 30, 2013.

The effective tax rate for the six-month period ended June 30, 2013 includes a discrete event recorded in the first quarter of 2013 for the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. The Company recorded a reduction to tax expense in the first quarter of 2013 of $555,000, net of related reserves for uncertain tax positions, for the aforementioned research and development tax credit. Excluding this discrete event, the effective tax rate for the six-month period ended June 30, 2013 was 19%. There were no discrete events in the three-month period ended June 30, 2013 or in the six-month period ended July 1, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s reserve for income taxes, including gross interest and penalties, was $6,255,000 as of June 30, 2013, all of which was classified as noncurrent. The amount of gross interest and penalties included in these balances was $1,303,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $405,000 that would be recorded through additional paid in capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,600,000 to $1,800,000 over the next twelve months.

The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2006 through 2012 remain open to examination by various taxing authorities due to a 2009 carryback claim, while the tax years 2008 through 2012 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company has recently been notified by the Internal Revenue Service that its U.S. Federal tax returns for years 2010 and 2011 are under audit. The Company believes it is adequately reserved for these years.

NOTE 14: Weighted-Average Shares

Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Basic weighted-average common shares outstanding	43,522	42,851	43,392	42,710
Effect of dilutive stock options	835	750	859	889

Weighted-average common and common-equivalent shares outstanding	44,357	43,601	44,251	43,599

Stock options to purchase 819,407 and 634,643 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended June 30, 2013, respectively, and 931,839 and 872,237 for the same periods in 2012, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes information about the segments (in thousands):

Three-months Ended June 30, 2013	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$72,012	$7,686	$—	$79,698
Service revenue	2,301	4,511	—	6,812
Operating income	23,527	2,227	(5,581)	20,173

Six-months Ended June 30, 2013	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$140,331	$14,039	$—	$154,370
Service revenue	4,393	8,639	—	13,032
Operating income	45,603	3,959	(11,408)	38,154

Three-months Ended July 1, 2012	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$69,743	$8,706	$—	$78,449
Service revenue	1,778	4,099	—	5,877
Operating income	25,035	2,848	(4,533)	23,350

Six-months Ended July 1, 2012	MVSD	SISD	Reconciling Items	Consolidated

Product revenue	$133,964	$15,892	$—	$149,856
Service revenue	3,698	8,481	—	12,179
Operating income	46,179	5,240	(10,328)	41,091

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

NOTE 16: Subsequent Event

On July 29, 2013 the Company’s Board of Directors declared a two-for-one split of its common stock. The split will be effected in the form of a stock dividend, payable on September 16, 2013 to shareholders of record on August 26, 2013.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, future product mix, research and development activities, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive industry; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 78% of total revenue in the second quarter of 2013.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 8% of total revenue in the second quarter of 2013.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 14% of total revenue in the second quarter of 2013.

Revenue for the second quarter of 2013 totaled $86,510,000, representing an increase of $2,184,000, or 3%, from the same period in the prior year driven by higher sales to customers in the factory automation market. Gross margin was 76% of revenue in both the second quarters of 2013 and 2012. Operating expenses increased by $4,760,000, or 12%, from the second quarter of 2012 due primarily to expenses associated with increased engineering and sales headcount in strategic areas, higher company bonus accruals, and higher stock-based compensation expense. As a result of these strategic investments, which management believes will fuel longer-term revenue growth, the Company recorded operating income of $20,173,000, or 23% of revenue, in the second quarter of 2013, compared to operating income of $23,350,000, or 28% of revenue, in the second quarter of 2012. Lower investment income, due to gains recorded on the sale of Euro-denominated securities during the second quarter of 2012 that did not repeat, and a lower effective tax rate resulted in net income of $16,820,000, or 19% of revenue, in the second quarter of 2013, compared to net income of $19,767,000, or 23% of revenue, in the second quarter of 2012. Net income per diluted share was $0.38 in the second quarter of 2013, compared to $0.45 in the second quarter of 2012.

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

Revenue

Revenue increased by $2,184,000, or 3%, for the three-month period in 2013 compared to the same period in 2012, and increased by $5,367,000, or 3%, for the six-month period in 2013 compared to the same period in 2012. The increase in revenue for both periods was due to higher sales to factory automation customers, partially offset by lower sales to surface inspection and semiconductor and electronics capital equipment customers.

Factory Automation Market

Sales to customers in the factory automation market represented 78% of total revenue for both the three-month and six-month periods in 2013, respectively, compared to 73% and 75% for the same periods in 2012. Sales to these customers increased by $5,515,000, or 9%, for the three-month period and increased by $9,497,000, or 8%, for the six-month period. A weaker Japanese Yen in 2013 compared to the prior year had a negative impact on reported factory automation revenue, as sales denominated in Yen were translated to U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $6,738,000, or 11%, for the three-month period and increased by $11,277,000, or 9%, for the six-month period.

Geographically, increases for both the three-month and six-month periods were noted across all major regions except for Japan. However, excluding the impact of foreign currency exchange rate changes, the Japanese market was relatively flat compared to both the three-month and six-month periods of 2012. Revenue in Japan had declined in both 2011 and 2012 since the natural disasters that hit this region early in 2011. In both the three-month and six-month periods, the largest percentage increases were noted in Asia where the Company has made significant investments, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. By product line, the largest increase from the prior year in both the three-month and six-month periods came from sales of the Company’s ID Products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution. The Company expects its Asia region and its ID Products business to provide growth opportunities in the second half of 2013.

Sales to factory automation customers increased by $3,789,000, or 6%, from the first quarter of 2013, with the largest increase coming from Asia. Management expects factory automation revenue to continue to grow in the third quarter as compared to the second quarter despite historical seasonal softness that can impact revenue levels during the summer months.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 8% of total revenue for both the three-month and six-month periods in 2013, respectively, compared to 12% and 10% for the same periods in 2012. Sales to these customers decreased by $2,723,000, or 28%, for the three-month period and decreased by $2,435,000, or 15%, for the six-month period. Excluding the impact of foreign currency exchange rate changes, which primarily relates to the Japanese Yen, sales to semiconductor and electronics capital equipment customers decreased by $2,305,000, or 24%, for the three-month period and decreased $1,773,000, or 11%, for the six-month period.

Although sales to these customers increased by $113,000, or 2%, from the first quarter of 2013, representing the second sequential quarter of sales growth, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 14% of total revenue for both the three-month and six-month periods in 2013, compared to 15% for both the three-month and six-month periods in 2012. Revenue from these customers decreased by $608,000, or 5%, for the three-month period and decreased by $1,695,000, or 7%, for the six-month period. Excluding the impact of foreign currency exchange rate changes, which primarily relates to the Japanese Yen, sales to surface inspection customers increased by $132,000, or 1%, for the three-month period and decreased by $738,000, or 3%, for the six-month period due to lower product revenue. Revenue from the surface inspection market increased by $1,716,000, or 16%, from the first quarter of 2013. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. Management expects surface inspection revenue to grow in the second half of 2013 as compared to the first half.

Product Revenue

Product revenue increased by $1,249,000, or 2%, for the three-month period and increased by $4,514,000, or 3%, for the six-month period. These increases were driven by a higher volume of modular vision systems sold than in the prior year, partially offset by a lower average selling price due to the shift in revenue mix to ID Products, which have relatively lower average selling prices. We expect this trend related to ID products to continue throughout 2013. Higher MVSD product revenue was partially offset by lower SISD product revenue.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $935,000, or 16%, for the three-month period and increased by $853,000, or 7%, for the six-month period. The increases for both periods were primarily due to higher revenue from MVSD consulting services. Service revenue as a percentage of total revenue was 8% for both the three-month and six-month periods of 2013 compared to 7% for both the three-month and six-month periods in 2012.

Gross Margin

Gross margin as a percentage of revenue was 76% for all periods presented.

MVSD Margin

MVSD gross margin as a percentage of revenue was 80% and 79% for the three-month and six-month periods in 2013, respectively, compared to 80% for both the three-month and six-month periods in 2012. In the six-month period, the reduction in margin was due to higher new product introduction costs and higher provisions for warranty and for excess and obsolete inventory, partially offset by improvements in consulting service margins.

SISD Margin

SISD gross margin as a percentage of revenue was 52% and 53% for the three-month and six-month periods in 2013, respectively, compared to 51% and 52% for the same periods in 2012. The increase in SISD margin for the three-month and six-month periods was due to improvements in installation service margins.

Product Margin

Product gross margin as a percentage of revenue was 78% for all periods presented. A reduction in MVSD product margins due to higher new product introduction costs and higher provisions for warranty and for excess and obsolete inventory was offset by a favorable shift in revenue mix to relatively higher-margin MVSD products.

Service Margin

Service gross margin as a percentage of revenue was 52% for both the three-month and six-month periods in 2013, compared to 50% and 47% for the same periods in 2012. The increase in service margin for the three-month and six-month periods was due to improvements in MVSD consulting service margins, as well as improved installation service margins at SISD.

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses increased by $1,587,000, or 15%, for the three-month period in 2013 compared to the same period in 2012, and increased by $2,547,000, or 12%, for the six-month period in 2013 compared to the same period in 2012. MVSD RD&E expenses increased by $1,528,000, or 16%, for the three-month period and increased by $2,445,000, or 13%, for the six-month period, while SISD RD&E expenses increased by $59,000, or 6%, for the three-month period and increased by $102,000, or 5%, for the six-month period.

The table below details the $1,528,000 and the $2,445,000 net increases in MVSD RD&E for the three-month and six-month periods, respectively (in thousands):

	Three-month Period	Six-month Period
MVSD RD&E expenses in 2012	$9,317	$18,763
Personnel-related costs	892	1,742
Company bonus accruals	293	405
Stock-based compensation expense	159	101
Other	184	197

MVSD RD&E expenses in 2013	$10,845	$21,208

The increase in MVSD RD&E expenses was primarily due to headcount additions, resulting in higher personnel-related costs, such as salaries and fringe benefits. In addition, the Company recorded higher company bonus accruals and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2013.

The increase in SISD RD&E expenses was primarily due to higher spending on materials for new product development ($57,000 in the three-month period and $78,000 in the six-month period).

RD&E expenses as a percentage of revenue were 14% for both the three-month and six-month periods in 2013, compared to 12% and 13% for the three-month and six-month periods in 2012, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $3,173,000, or 11%, for the three-month period in 2013 compared to the same period in 2012, and increased by $4,791,000, or 8%, for the six-month period in 2013 compared to the same period in 2012. MVSD SG&A expenses increased by $2,246,000, or 9%, for the three-month period and increased by $3,588,000, or 7%, for the six-month period, while SISD SG&A expenses increased by $313,000, or 11%, for the three-month period and increased by $466,000, or 8%, for the six-month period. Corporate expenses that are not allocated to either division increased by $614,000, or 20%, for the three-month period and increased by $737,000, or 11%, for the six-month period.

The table below details the $2,246,000 and the $3,588,000 net increases in MVSD SG&A for the three-month and six-month periods, respectively (in thousands):

	Three-month Period	Six-month Period
MVSD SG&A expenses in 2012	$24,202	$48,350
Personnel-related costs	686	1,494
Sales commissions	670	823
Depreciation expense	219	484
Company bonus accruals	281	397
Sales demonstration equipment	160	384
Recruiting costs	226	311
Stock-based compensation expense	188	137
Foreign currency exchange rate changes	(697)	(989)
Other	513	547

MVSD SG&A expenses in 2013	$26,448	$51,938

Personnel-related costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past year, the Company has continued to increase headcount in strategic areas, principally Sales, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2013 and higher fringe benefits, such as health care costs. The Company also recorded higher expenses related to sales commissions resulting from higher business levels, depreciation expense related principally to business system upgrades, company bonus accruals, sales demonstration equipment, recruiting costs, and stock-based compensation expense due to a higher stock price valuation for options granted in the first quarter of 2013. These increases were offset by the favorable impact of a weaker Japanese Yen in 2013 compared to the prior year, as expenses denominated in Yen were translated to U.S. Dollars at a lower rate.

The increase in SISD SG&A expenses was primarily due to higher salaries and fringe benefits expenses ($280,000 for the three-month period and $506,000 for the six-month period).

The increase in corporate expenses was primarily related to higher company bonus accruals ($250,000 for the three-month period and $419,000 for the six-month period) and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2013 ($358,000 in the three-month period and $434,000 in the six-month period).

Nonoperating Income (Expense)

The Company recorded foreign currency gains of $76,000 and $139,000 for the three-month and six-month periods in 2013, respectively, compared to foreign currency losses of $30,000 and $668,000 for the three-month and six-month periods of 2012, respectively. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income decreased by $1,027,000, or 57%, for the three-month period in 2013 compared to the same period in 2012, and decreased by $1,607,000, or 58%, for the six-month period in 2013 compared to the same period in 2012. In the second quarter of 2012, the Company liquidated its Euro-denominated investment portfolio resulting in $1,071,000 of net gains recorded on the sale of these investments. These funds were reinvested in U.S. Dollar-denominated securities during the third quarter of 2013. The remaining decline for the six-month period was primarily due to a $462,000 unrealized loss recorded in current operations on a corporate stock holding designated as a trading security. The majority of this loss was recorded in the first quarter of 2013.

The Company recorded other expense, net of other income, of $257,000 and $140,000 for the three-month and six-month periods in 2013, respectively, compared to other expense of $99,000 and $96,000 for the same periods in 2012. The Company recorded $354,000 and $141,000 of other income in the first quarters of 2013 and 2012, respectively, due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. More of this space was unoccupied in 2013.

Income Tax Expense

The Company’s effective tax rate was 19% and 18% for the three-month and six-month periods in 2013, respectively, compared to 21% for both the three-month and six-month periods in 2012. The effective tax rate for the six-month period in 2013 was impacted by one discrete event in the first quarter of 2013 related to the retroactive application of the 2012 R&D credit passed by Congress under the American Taxpayer Relief Act of 2012, which reduced tax expense by $555,000. Although the provisions under this law were made retroactive to January 1, 2012, the law was signed on January 1, 2013, and therefore, the financial impact of any retroactive provision has been recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the six-month period in 2013 was 19%. There were no discrete events in the six-month period in 2012. In addition to the discrete event discussed above, the remaining decrease in the effective tax rate was primarily due to a higher proportion of pre-tax income earned in lower tax jurisdictions.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $426,271,000 as of June 30, 2013. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the six months ended June 30, 2013 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, the Company’s stock repurchase program, and capital expenditures. Capital expenditures for the six months ended July 1, 2012 totaled $4,310,000 and consisted primarily of expenditures for computer hardware and software, as well as manufacturing test equipment related to new product introductions.

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of June 30, 2013, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the six months ended June 30, 2013. The Company received a cash distribution of $1,285,000 during the second quarter of 2013, which was accounted for as a return of capital.

Beginning in the third quarter of 2003, the Company’s Board of Directors had declared and paid a cash dividend in each quarter. In December 2012, the Company declared and paid an $0.11 dividend that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $1.00 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.11 dividend and the $1.00 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no dividends were declared or paid during the six months ended June 30, 2013. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of June 30, 2013, the Company had repurchased 1,643,875 shares at a cost of $41,891,000 under this program, including 268,000 shares at a cost of $11,891,000 in the second quarter of 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce share dilution associated with equity incentive plans. This new authorization will commence once the Company completes the $50,000,000 program noted above, of which $8,109,000 remains available. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, stock price, share availability, and cash requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of June 30, 2013, the Company had approximately $423,816,000 in cash, cash equivalents, debt securities, or equity securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements

Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”

The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. As the Company does not currently have any NOL carryforwards, this guidance will most likely apply to research and development tax credit carryforwards. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. Management is the process of evaluating the impact of this Update.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposures to market risk since December 31, 2012.

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28, 2013	—	—	—	$100,000,000
April 29 - May 26, 2013	81,000	43.22	81,000	$96,499,000
May 27 - June 30, 2013	187,000	44.88	187,000	$88,109,000

Total	268,000	44.38	268,000	$88,109,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock to commence once the Company completes the $50,000,000 program noted above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 – xBRL (Extensible Business Reporting Language)***

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2013 and July 1, 2012; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2013 and July 1, 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2013; (v) Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2013 and July 1, 2012; and (vi) Notes to Consolidated Financial Statements.

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

Date: July 29, 2013		COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)