Form 10-Q
period 2013-09-29
COGNEX CORP
filed 2013-10-28
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 29, 2013

or

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

As of September 29, 2013, there were 87,280,585 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue
Product	$83,464	$72,437	$237,834	$222,293
Service	7,324	7,639	20,356	19,818

	90,788	80,076	258,190	242,111
Cost of revenue
Product	18,132	15,863	52,506	49,054
Service	3,216	3,643	9,415	10,059

	21,348	19,506	61,921	59,113
Gross margin
Product	65,332	56,574	185,328	173,239
Service	4,108	3,996	10,941	9,759

	69,440	60,570	196,269	182,998
Research, development, and engineering expenses	12,184	10,002	35,392	30,663
Selling, general, and administrative expenses	33,877	28,765	99,344	89,441

Operating income	23,379	21,803	61,533	62,894
Foreign currency loss	(442)	(409)	(303)	(1,077)
Investment income	937	823	2,103	3,596
Other expense	(166)	(131)	(306)	(227)

Income before income tax expense	23,708	22,086	63,027	65,186
Income tax expense	2,981	4,281	9,987	13,332

Net income	$20,727	$17,805	$53,130	$51,854

Earnings per weighted-average common and common-equivalent share (1):
Basic	$0.24	$0.21	$0.61	$0.61
Diluted	$0.23	$0.20	$0.59	$0.59
Weighted-average common and common-equivalent shares outstanding (1):
Basic	87,339	85,824	87,578	85,554

Diluted	89,359	87,258	89,450	87,220

Cash dividends per common share (1)	$0.000	$0.055	$0.000	$0.160

(1)	Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in September 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three-months Ended		Nine-months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$20,727	$17,805	$53,130	$51,854
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale investments, net of tax of $152 and $102 in the three-month periods and net of tax of ($124) and $302 in the nine-month periods, respectively	764	523	(342)	2,141
Foreign currency translation adjustments, net of tax of $302 and $17 in the three-month periods and net of tax of $121 and ($180) in the nine-month periods, respectively	1,626	(2,905)	(181)	(12,086)

Other comprehensive income (loss)	2,390	(2,382)	(523)	(9,945)

Total comprehensive income	$23,117	$15,423	$52,607	$41,909

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,446	$45,160
Short-term investments	186,572	105,105
Accounts receivable, less reserves of $1,346 and $1,131 in 2013 and 2012, respectively	48,832	42,387
Inventories	27,625	26,182
Deferred income taxes	6,292	6,369
Prepaid expenses and other current assets	19,300	14,394

Total current assets	319,067	239,597
Long-term investments	226,720	238,255
Property, plant, and equipment, net	35,565	34,820
Deferred income taxes	15,503	15,647
Intangible assets, net	11,890	14,770
Goodwill	81,689	81,689
Other assets	2,316	2,827

	$692,750	$627,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,457	$6,815
Accrued expenses	31,367	29,590
Accrued income taxes	90	1,009
Deferred revenue and customer deposits	11,722	12,690

Total current liabilities	50,636	50,104
Reserve for income taxes	4,390	5,216
Commitments and contingencies (Note 8)
Shareholders’ equity (1):
Common stock, $.002 par value – Authorized: 140,000 shares, issued: 87,281 and 86,110 shares in 2013 and 2012, respectively	175	172
Additional paid-in capital	206,152	165,162
Retained earnings	461,538	436,466
Accumulated other comprehensive loss, net of tax	(30,141)	(29,515)

Total shareholders’ equity	637,724	572,285

	$692,750	$627,605

(1)	Prior period amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in September 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2012	86,110	$172	$165,162	$436,466	$(29,515)	$572,285
Issuance of common stock under stock option plans	2,270	4	25,986	—	—	25,990
Repurchase of common stock	(1,099)	(1)	—	(28,058)	—	(28,059)
Stock-based compensation expense	—	—	8,299	—	—	8,299
Excess tax benefit from stock option exercises	—	—	6,584	—	—	6,584
Tax benefit for research and development credits as a result of stock option accounting	—	—	121	—	—	121
Net income	—	—	—	53,130	—	53,130
Net unrealized loss on available-for-sale investments, net of tax of $124	—	—	—	—	(342)	(342)
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(103)	(103)
Foreign currency translation adjustment, net of tax of $121	—	—	—	—	(181)	(181)

Balance as of September 29, 2013 (unaudited)	87,281	$175	$206,152	$461,538	$(30,141)	$637,724

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-months Ended
	September 29,	September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$53,130	$51,854
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,299	6,795
Depreciation of property, plant, and equipment	5,389	4,977
Amortization of intangible assets	2,880	3,124
Amortization of discounts or premiums on investments	1,996	4,719
Realized gain on sale of investments	(103)	(1,411)
Tax effect of stock option exercises	(6,584)	(3,256)
Change in deferred income taxes	216	(1,509)
Net unrealized loss on trading securities	267	—
Change in operating assets and liabilities	(6,255)	9,516

Net cash provided by operating activities	59,235	74,809
Cash flows from investing activities:
Purchases of investments	(251,033)	(355,351)
Maturities and sales of investments	178,372	309,081
Purchases of property, plant, and equipment	(6,152)	(7,621)

Net cash used in investing activities	(78,813)	(53,891)
Cash flows from financing activities:
Issuance of common stock under stock option plans	25,990	15,579
Repurchase of common stock	(28,059)	—
Payment of dividends	—	(13,706)
Tax effect of stock option exercises	6,584	3,256

Net cash provided by financing activities	4,515	5,129
Effect of foreign exchange rate changes on cash and cash equivalents	349	(9,992)

Net change in cash and cash equivalents	(14,714)	16,055
Cash and cash equivalents at beginning of period	45,160	38,103

Cash and cash equivalents at end of period	$30,446	$54,158

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

In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of September 29, 2013, and the results of its operations for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.

On July 29, 2013, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been restated to reflect the effect of this two-for-one stock split for all periods presented.

The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 29, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: New Pronouncements

Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”

The amendments in ASU 2013-01 require companies to present enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement became effective, retrospectively, in the first quarter of our fiscal year ending December 31, 2013. However, as this ASU related only to presentation and disclosure it did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were realized gains of $20,000 and $103,000 during the three-month and nine-month periods ended September 29, 2013, respectively, and realized gains of $340,000 and $1,411,000 during the three-month and nine-month periods ended September 30, 2012, respectively.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 3: Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of September 29, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Corporate stock	$1,864	$—
Money market instruments	225	—
Corporate bonds	—	210,341
Asset-backed securities	—	69,928
Treasury bills	—	69,277
Sovereign bonds	—	29,923
Municipal bonds	—	28,005
Agency bonds	—	1,499
Currency forward contracts	—	81
Liabilities:
Currency forward contracts	—	64

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

The Company did not record an other-than-temporary impairment of these investments during the nine-month period ended September 29, 2013.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the nine-month period ended September 29, 2013.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended September 29, 2013.

NOTE 4: Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 29, 2013	December 31, 2012
Cash	$30,221	$34,986
Cash equivalents	—	5,098
Money market instruments	225	5,076

Cash and cash equivalents	30,446	45,160

Corporate bonds	104,720	46,001
Asset-backed securities	41,269	17,666
Municipal bonds	17,013	16,224
Treasury bills	11,654	5,997
Sovereign bonds	8,553	3,986
Corporate stock	1,864	2,131
Agency bonds	1,499	7,482
Covered bonds	—	5,618

Short-term investments	186,572	105,105

Corporate bonds	105,621	100,072
Treasury bills	57,623	36,276
Asset-backed securities	28,659	34,710
Sovereign bonds	21,370	10,606
Municipal bonds	10,992	17,846
Agency bonds	—	29,441
Covered bonds	—	5,564
Limited partnership interest (accounted for using cost method)	2,455	3,740

Long-term investments	226,720	238,255

	$443,738	$388,520

The Company’s investment portfolio includes corporate bonds, asset-backed securities, treasury bills, sovereign bonds, municipal bonds, and agency bonds. Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by both the U.S. and foreign governments; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; and agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s available-for-sale investments as of September 29, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$104,580	$270	$(130)	$104,720
Asset-backed securities	41,600	7	(338)	41,269
Municipal bonds	16,969	44	—	17,013
Treasury bills	11,647	7	—	11,654
Sovereign bonds	8,554	9	(10)	8,553
Agency bonds	1,500	—	(1)	1,499
Long-term:
Corporate bonds	105,251	513	(143)	105,621
Treasury bills	57,604	24	(5)	57,623
Asset-backed securities	28,810	10	(161)	28,659
Sovereign bonds	21,386	57	(73)	21,370
Municipal bonds	10,957	45	(10)	10,992

	$408,858	$986	$(871)	$408,973

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 29, 2013 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$62,910	$(272)	$2,455	$(1)	$65,365	$(273)
Asset- backed securities	41,848	(102)	16,332	(397)	58,180	(499)
Sovereign bonds	9,300	(25)	888	(58)	10,188	(83)
Treasury bills	7,614	(5)	—	—	7,614	(5)
Municipal bonds	4,374	(10)	—	—	4,374	(10)
Agency bonds	1,499	(1)	—	—	1,499	(1)

	$127,545	$(415)	$19,675	$(456)	$147,220	$(871)

As of September 29, 2013, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.

The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $32,000 and $12,000, respectively, during the three-month period ended September 29, 2013 and $342,000 and $1,000, respectively, during the three-month period ended September 30, 2012. The Company recorded gross realized gains and gross realized losses of $182,000 and $79,000, respectively, during the nine-month period ending September 29, 2013, and $1,669,000 and $239,000, respectively, during the nine-month period ended September 30, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 29, 2013 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$104,720	$61,596	$41,299	$2,203	$523	$210,341
Asset-backed securities	41,269	28,659	—	—	—	69,928
Treasury bills	11,654	48,015	9,608	—	—	69,277
Sovereign bonds	8,553	9,571	10,911	—	888	29,923
Municipal bonds	17,013	4,576	4,531	1,385	500	28,005
Agency bonds	1,499	—	—	—	—	1,499

	$184,708	$152,417	$66,349	$3,588	$1,911	$408,973

During the fourth quarter of 2012, the Company purchased equity securities, representing stock in a publicly-traded U.S. company, with an aggregate fair value of $2,131,000 as of December 31, 2012. As of September 29, 2013, these securities had an aggregate fair value of $1,864,000, resulting in a net unrealized loss of $267,000.

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2013. As of September 29, 2013, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2013. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the nine-month period ended September 29, 2013. The Company received a cash distribution of $1,285,000 during the second quarter of 2013, which was accounted for as a return of capital.

NOTE 5: Inventories

Inventories consisted of the following (in thousands):

	September 29,	December 31,
	2013	2012
Raw materials	$14,050	$12,667
Work-in-process	3,935	4,193
Finished goods	9,640	9,322

	$27,625	$26,182

NOTE 6: Intangible Assets and Goodwill

The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the nine-month period ended September 29, 2013 that would indicate a potential impairment of goodwill or other intangible assets. However, the Company continues to monitor a variety of factors that could result in an impairment of goodwill or other intangible assets in a future period.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2012	$2,256
Provisions for warranties issued during the period	2,027
Fulfillment of warranty obligations	(1,535)
Foreign exchange rate changes	64

Balance as of September 29, 2013	$2,812

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

In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company. The lawsuit seeks to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company is also seeking monetary damages resulting from the alleged infringement. Both parties have filed motions for summary judgment and a hearing on these motions was held in October 2013. Trial was originally scheduled for October 2013, but has been moved to February 2014 at the earliest. This matter is ongoing.

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

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: Guarantees

In the ordinary course of business, the Company enters into guarantee contracts with certain customers, generally in the Company’s Surface Inspection Systems Division (SISD) business. These guarantees represent standby letters of credit (LOC) which can be grouped into three categories: (1) bank guarantees which may require the Company to return a customer’s initial payment if the Company cannot deliver the order; (2) warranty bonds which may require the Company to resolve warranty issues within a specified time period; and (3) performance bonds which include a combination of the above two options. The type of LOC is generally determined based upon customer request and the guarantee amount represents the maximum potential amount of future payments. All of the Company’s LOCs are with the same counterparty and they do not contain any recourse provisions or collateral obligations.

The following table details the letters of credit outstanding as of September 29, 2013:

Type	Guarantee Amount (in thousands)	Guarantee due date
Bank Guarantees	$294	Various from October 2013 to November 2013
Performance Bonds	159	Various from January 2015 to March 2016
Warranty Bonds	1,095	Various from October 2013 to August 2015

	$1,548

The Company evaluates losses for guarantees under accounting for contingencies. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability and the ability to make a reasonable estimate of the loss. To date, the Company has not incurred any losses as a result of these obligations, and therefore, has not recorded any liability related to such obligation in its financial statements. The fair value of the Company’s outstanding guarantees is immaterial for all periods presented.

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

The Company faces exposure to foreign currency exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. The Company faces two types of foreign currency exchange rate exposures:

•	Transactional currency/functional currency exchange rate exposures from transactions that are denominated in currencies other than the functional currency of the subsidiary. These transactions gains and losses are reported on the Consolidated Statements of Operations as a component of “Foreign Currency Gain (Loss).”

•	Functional currency/reporting currency exchange rate exposures from the revaluation of the assets and liabilities of our foreign subsidiaries, whose functional currency is generally their local currency, to the Company’s reporting currency, which is the U.S. Dollar. The net effect of these translation gains and losses are reported in “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheets, and also on the Consolidated Statements of Comprehensive Income.

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Derivative instruments, specifically foreign currency forward contracts with maturities of up to three months, are used to manage the exposure to fluctuations in foreign currency exchange rates that arise primarily from foreign-denominated receivables and payables. As of September 29, 2013, the Company’s forward contracts do not qualify for effective hedge accounting. Because forward contracts are used as an economic hedge, any gain or loss on the underlying foreign-denominated balance is intended to be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign-denominated receivables and payables are included in “Foreign Currency Gain (Loss)” on the Consolidated Statements of Operations. The Company recorded net foreign currency losses of $442,000 and $303,000 in the three-month and nine-month periods ended September 29, 2013, respectively, and net foreign currency losses of $409,000 and $1,077,000 in the three-month and nine-month periods ended September 30, 2012, respectively.

As of September 29, 2013, the Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk (in thousands):

Currency	Notional Value	USD Equivalent
Chinese Renminbi	20,000	$3,213
Japanese Yen	235,400	2,395
Singapore Dollar	3,025	2,379
Euro	1,035	1,400
British Pound	650	1,036
Korean Won	1,121,500	1,029
Taiwanese Dollar	28,450	952
Swedish Krona	5,800	891
Hungarian Forint	135,000	603

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the fair value of the forward contracts outstanding as of September 29, 2013 and December 31, 2012 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 29, 2013	December 31, 2012	Sheet Location	September 29, 2013	December 31, 2012
Currency forward contracts	Prepaid expenses and other current assets	$81	$44	Accrued expenses	$64	$14

Information regarding the effect of the forward contracts, net of the underlying exposure, on the Consolidated Statements of Operations for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012 was as follows (in thousands):

		Amount of Loss Recognized			Amount of Gain (Loss) Recognized
	Location of	Three-months ended		Location of	Nine-months ended
	Loss Recognized	September 29, 2013	September 30, 2012	Gain (Loss) Recognized	September 29, 2013	September 30, 2012
Currency forward contracts	Foreign currency loss	$(186)	$(546)	Foreign currency gain (loss)	$10	$(637)

NOTE 12: Stock-Based Compensation Expense

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of September 29, 2013, the Company had 11,178,930 shares available for grant under two stock option plans: the 2001 General Stock Option Plan (8,660,710) and the 2007 Stock Option and Incentive Plan (2,518,220). Each of these plans expires ten years from the date the plan was approved. In December 2011, the 2001 General Stock Option Plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 29, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	7,118	$12.78
Granted	1,711	21.29
Exercised	(2,275)	11.42
Forfeited or expired	(259)	16.29

Outstanding as of September 29, 2013	6,295	$15.44	7.4	$100,525

Exercisable as of September 29, 2013	1,806	$11.55	5.4	$35,855

Options vested or expected to vest at September 29, 2013 (1)	5,577	$15.09	7.2	$91,041

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Risk-free rate	2.0%	2.0%	2.0%	2.0%
Expected dividend yield	0%	1.2%	0%	1.2%
Expected volatility	42%	44%	42%	44%
Expected term (in years)	5.9	5.6	5.9	5.6

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

The weighted-average grant-date fair values of stock options granted during the three-month periods ended September 29, 2013 and September 30, 2012 were $8.07 and $6.48, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended September 29, 2013 and September 30, 2012 were $8.07 and $6.58, respectively.

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

The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 29, 2013 were $2,220,000 and $721,000, respectively, and for the three-month period ended September 30, 2012 were $1,492,000 and $478,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 29, 2013 were $8,299,000 and $2,725,000, respectively, and for the nine-month period ended September 30, 2012 were $6,795,000 and $2,212,000, respectively. No compensation expense was capitalized as of September 29, 2013 or December 31, 2012.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Product cost of revenue	$160	$99	$564	$474
Service cost of revenue	33	26	143	134
Research, development, and engineering	546	385	2,009	1,735
Selling, general, and administrative	1,481	982	5,583	4,452

	$2,220	$1,492	$8,299	$6,795

The total intrinsic values of stock options exercised for the three-month periods ended September 29, 2013 and September 30, 2012 were $14,422,000 and $1,436,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended September 29, 2013 and September 30, 2012 were $28,374,000 and $14,744,000, respectively. The total fair values of stock options vested for the three-month periods ended September 29, 2013 and September 30, 2012 were $197,000 and $242,000, respectively. The total fair values of stock options vested for the nine-month periods ended September 29, 2013 and September 30, 2012 were $9,428,000 and $8,927,000, respectively.

As of September 29, 2013, total unrecognized compensation expense related to non-vested stock options was $10,411,000, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 13: Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of September 29, 2013, the Company had repurchased 3,578,000 shares at a cost of $50,000,000 under this program, including 536,000 shares at a cost of $11,891,000 in the second quarter of 2013 and 291,000 shares at a cost of $8,109,000 in the third quarter of 2013. Stock repurchases under this program are now complete. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. In the third quarter of 2013, the Company purchased 272,000 shares at a cost of $8,059,000 under this 2011 repurchase program. The Company may repurchase shares under the 2011 program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

NOTE 14: Two-for-One Stock Split

On July 29, 2013, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, on the shares of the Company’s common stock. Each shareholder of record on August 26, 2013, received an additional share of common stock for each share of common stock then held. The stock was distributed on September 16, 2013. The Company retained the current par value of $0.002 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, number of shares repurchased, per-share amounts, and stock option data related to the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Stockholders’ equity reflects the stock split by reclassifying from “Additional paid in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15: Taxes

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Nine-months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Income tax at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1	1	1	1
Foreign tax rate differential	(17)	(15)	(17)	(15)
Discrete events	(6)	(2)	(3)	(1)

Income tax provision	13%	19%	16%	20%

The effective tax rate for 2013 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,790,000 recorded in the third quarter from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 recorded in the third quarter from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 recorded in the first quarter from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. These discrete tax events decreased the effective tax rate from a provision of 19% to a provision of 13% for the three-month period in 2013 and decreased the effective tax rate from a provision of 19% to a provision of 16% for the nine-month period in 2013.

The effective tax rate for 2012 included the impact of the following discrete tax events: (1) a decrease in tax expense of $441,000 recorded in the third quarter from the expiration of statutes of limitations for certain reserves for income tax uncertainties and (2) an increase in tax expense of $84,000 recorded in the third quarter from the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete tax events decreased the effective tax rate from a provision of 21% to a provision of 19% for the three-month period in 2012 and decreased the effective tax rate from a provision of 21% to a provision of 20% for the nine-month period in 2012.

During the nine-month period ended September 29, 2013, the Company recorded a $679,000 decrease in liabilities, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax benefit, of which $1,597,000 of income tax benefit was recorded in the three-month period ended September 29, 2013. Estimated interest and penalties included in these amounts totaled $834,000 for the nine-month period ended September 29, 2013, of which $911,000 was recorded in the three-month period ended September 29, 2013.

The Company’s reserve for income taxes, including gross interest and penalties, was $4,390,000 as of September 29, 2013, all of which was classified as noncurrent. The amount of gross interest and penalties included in these balances was $297,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $361,000 that would be recorded through additional paid in capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $450,000 to $550,000 over the next twelve months.

The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2010 through 2012 remain open to examination by various taxing authorities, while the tax years 2009 through 2012 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company has recently been notified by the Internal Revenue Service that its U.S. Federal tax returns for years 2010 and 2011 are under audit. The Company believes it is adequately reserved for these years.

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16: Weighted-Average Shares

On July 29, 2013 the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic weighted-average common shares outstanding	87,339	85,824	87,578	85,554
Effect of dilutive stock options	2,020	1,434	1,872	1,666

Weighted-average common and common-equivalent shares outstanding	89,359	87,258	89,450	87,220

Stock options to purchase 76,653 and 1,357,004 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 29, 2013, respectively, and 1,870,684 and 1,784,698 for the same periods in 2012, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

NOTE 17: Segment Information

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

The following table summarizes information about the segments (in thousands):

Three-months Ended September 29, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$75,184	$8,280	$—	$83,464
Service revenue	2,758	4,566	—	7,324
Operating income	26,038	2,916	(5,575)	23,379

Nine-months Ended September 29, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$215,515	$22,319	$—	$237,834
Service revenue	7,151	13,205	—	20,356
Operating income	71,641	6,875	(16,983)	61,533

COGNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three-months Ended September 30, 2012	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$64,971	$7,466	$—	$72,437
Service revenue	3,291	4,348	—	7,639
Operating income	22,664	2,724	(3,585)	21,803

Nine-months Ended September 30, 2012	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$198,935	$23,358	$—	$222,293
Service revenue	6,989	12,829	—	19,818
Operating income	68,843	7,964	(13,913)	62,894

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive industry; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue, including in Asia; (6) fluctuations in foreign currency exchange rates; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•	Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 80% of total revenue in the third quarter of 2013.

•	Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 6% of total revenue in the third quarter of 2013.

•	Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 14% of total revenue in the third quarter of 2013.

Revenue for the third quarter of 2013 totaled $90,788,000, representing an increase of $10,712,000, or 13%, from the same period in the prior year driven by higher sales to customers in the factory automation market. Gross margin was 76% of revenue in the third quarters of both 2013 and 2012. Operating expenses increased by $7,294,000, or 19%, from the third quarter of 2012 due primarily to expenses associated with increased engineering and sales headcount in strategic areas, higher company bonus accruals, and higher sales commissions. As a result of these strategic investments, which management believes will fuel longer-term revenue growth, the Company recorded operating income of $23,379,000, or 26% of revenue, in the third quarter of 2013, compared to operating income of $21,803,000, or 27% of revenue, in the third quarter of 2012. A lower effective tax rate resulted in net income of $20,727,000, or 23% of revenue, in the third quarter of 2013, compared to net income of $17,805,000, or 22% of revenue, in the third quarter of 2012. Net income per diluted share was $0.23 in the third quarter of 2013, compared to $0.20 in the third quarter of 2012.

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

Revenue

Revenue increased by $10,712,000, or 13%, for the three-month period in 2013 compared to the same period in 2012, and increased by $16,079,000, or 7%, for the nine-month period in 2013 compared to the same period in 2012. The increase in revenue for both periods was driven by higher sales to factory automation customers.

Factory Automation Market

Sales to customers in the factory automation market represented 80% and 78% of total revenue for the three-month and nine-month periods in 2013, respectively, compared to 77% and 75% for the same periods in 2012. Sales to these customers increased by $10,812,000, or 18%, for the three-month period and increased by $20,310,000, or 11%, for the nine-month period. A weaker Japanese Yen in 2013 compared to the prior year had a negative impact on reported factory automation revenue, as sales denominated in Yen were translated to U.S. Dollars at a lower rate. This was offset by the positive impact of a stronger Euro during the same periods. Excluding the impact of all foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $10,556,000, or 17%, for the three-month period and increased by $21,837,000, or 12%, for the nine-month period.

Geographically, increases for both the three-month and nine-month periods were noted across all major regions except for Japan. However, excluding the impact of foreign currency exchange rate changes, revenue in Japan increased compared to both the three-month and nine-month periods of 2012. Revenue in Japan had declined in both 2011 and 2012 after the natural disasters that hit this region early in 2011. In both the three-month and nine-month periods, the largest percentage increases were noted in Asia. The Company has made significant investments in Asia, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. The largest dollar increases were noted in the Americas where sales of the Company’s ID Products in the logistics industry were strong in the third quarter of 2013. The Company expects its Asia region and its ID Products business to continue to provide growth opportunities in upcoming quarters.

Revenue from the factory automation market increased by $5,017,000, or 7%, from the second quarter of 2013, with the largest increase coming from the Americas. Management expects factory automation revenue to continue to grow in the fourth quarter as compared to the third quarter.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 6% and 8% of total revenue for the three-month and nine-month periods in 2013, respectively, compared to 8% and 10% for the same periods in 2012. Sales to these customers decreased by $1,132,000, or 17%, for the three-month period and decreased by $3,567,000, or 15%, for the nine-month period. Excluding the impact of foreign currency exchange rate changes, which primarily relates to the Japanese Yen, sales to semiconductor and electronics capital equipment customers decreased by $818,000, or 12%, for the three-month period and decreased by $2,570,000, or 11%, for the nine-month period.

Revenue from the semiconductor and capital equipment market decreased by $1,388,000, or 20%, from the second quarter of 2013. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 14% of total revenue for both the three-month and nine-month periods in 2013, compared to 15% for both the three-month and nine-month periods in 2012. Sales to these customers increased by $1,031,000, or 9%, for the three-month period and decreased by $664,000, or 2%, for the nine-month period. Excluding the impact of foreign currency exchange rate changes, which primarily relates to the Japanese Yen, sales to surface inspection customers increased by $1,347,000, or 11%, for the three-month period and increased by $608,000, or 2%, for the nine-month period.

Revenue from the surface inspection market increased by $650,000, or 5%, from the second quarter of 2013. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue increased by $11,027,000, or 15%, for the three-month period and increased by $15,541,000, or 7%, for the nine-month period. These increases were driven by a higher volume of MVSD systems sold than in the prior year, partially offset by a lower average selling price due to a shift in revenue mix to ID Products, which have relatively lower average selling prices. We expect this trend related to ID products to continue in upcoming quarters.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, decreased by $315,000, or 4%, for the three-month period and increased by $538,000, or 3%, for the nine-month period. The decrease for the three-month period was primarily due to lower revenue from MVSD consulting services, while the increase for the nine-month period was due principally to higher revenue from SISD installation services. Service revenue as a percentage of total revenue was 8% for both the three-month and nine-month periods of 2013, compared to 10% and 8% for the three-month and nine-month periods in 2012, respectively.

Gross Margin

Gross margin as a percentage of revenue was 76% for all periods presented.

MVSD Margin

MVSD margin as a percentage of revenue was 80% for both the three-month and nine-month periods in 2013, compared to 79% and 80% for the three-month and nine-month periods in 2012, respectively. In the three-month period, the improvement in MVSD margin was primarily due to a greater percentage of MVSD revenue from the sale of products, which have relatively higher margins than services. In the nine-month period, a slightly lower product margin was offset by improvements in consulting service margins to result in a relatively flat MVSD margin percentage year-over-year. The deterioration in the product margin was due to a shift in revenue mix to relatively lower-margin ID Products, higher new product introduction costs, and higher provisions for warranty and for excess and obsolete inventory, all largely offset by the favorable impact of higher sales volume.

SISD Margin

SISD margin as a percentage of revenue was 55% and 53% for the three-month and nine-month periods in 2013, respectively, compared to 54% and 53% for the same periods in 2012. The increase for the three-month period was due principally to improvements in installation service margins.

Product Margin

Product margin as a percentage of revenue was 78% for all periods presented. In the nine-month period, a reduction in MVSD product margin as described above was offset by a favorable shift in revenue mix to MVSD products, which have relatively higher margins than SISD products.

Service Margin

Service margin as a percentage of revenue was 56% and 54% for the three-month and nine-month periods in 2013, respectively, compared to 52% and 49% for the same periods in 2012. These increases were due to improvements in MVSD consulting margins, as well as improved installation margins at SISD.

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses increased by $2,182,000, or 22%, for the three-month period in 2013 compared to the same period in 2012, and increased by $4,729,000, or 15%, for the nine-month period in 2013 compared to the same period in 2012. MVSD RD&E expenses increased by $1,956,000, or 22%, for the three-month period and increased by $4,401,000, or 16%, for the nine-month period, while SISD RD&E expenses increased by $226,000, or 24%, for the three-month period and increased by $328,000, or 12%, for the nine-month period.

The table below details the $1,956,000 and the $4,401,000 net increases in MVSD RD&E for the three-month and nine-month periods, respectively (in thousands):

	Three-month Period	Nine-month Period
MVSD RD&E expenses in 2012	$9,050	$27,813
Personnel-related costs	867	2,607
Company bonus accruals	310	712
Outsourced engineering services	178	269
Stock-based compensation expense	140	239
Other	461	574

MVSD RD&E expenses in 2013	$11,006	$32,214

The increase in MVSD RD&E expenses was primarily due to headcount additions, resulting in higher personnel-related costs, such as salaries and fringe benefits. In addition, the Company recorded higher company bonus accruals, increased costs related to outsourced engineering projects, and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2013.

The increase in SISD RD&E expenses was principally due to higher spending on outsourced engineering services ($128,000 in the three-month period and $68,000 in the nine-month period) and materials ($35,000 in the three-month period and $113,000 in the nine-month period), as well as higher personnel-related costs resulting from headcount additions ($71,000 in the three-month period and $68,000 in the nine-month period), all to support new product development.

RD&E expenses as a percentage of revenue were 13% and 14% for the three-month and nine-month periods in 2013, respectively, compared to 12% and 13% for the three-month and nine-month periods in 2012, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $5,112,000, or 18%, for the three-month period in 2013 compared to the same period in 2012, and increased by $9,903,000, or 11%, for the nine-month period in 2013 compared to the same period in 2012. MVSD SG&A expenses increased by $3,344,000, or 14%, for the three-month period and increased by $6,932,000, or 10%, for the nine-month period, while SISD SG&A expenses increased by $416,000, or 15%, for the three-month period and increased by $882,000, or 10%, for the nine-month period. Corporate expenses that are not allocated to either division increased by $1,352,000, or 54%, for the three-month period and increased by $2,089,000, or 23%, for the nine-month period.

The table below details the $3,344,000 and the $6,932,000 net increases in MVSD SG&A for the three-month and nine-month periods, respectively (in thousands):

	Three-month Period	Nine-month Period
MVSD SG&A expenses in 2012	$23,526	$71,876
Personnel-related costs	1,645	3,164
Sales commissions	932	1,758
Depreciation expense	200	685
Company bonus accruals	207	605
Recruiting costs	239	549
Stock-based compensation expense	275	409
Sales demonstration equipment	(119)	264
Foreign currency exchange rate changes	(219)	(1,180)
Other	184	678

MVSD SG&A expenses in 2013	$26,870	$78,808

Personnel-related costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past year, the Company has continued to increase headcount in strategic areas, principally Sales, resulting in higher personnel-related costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2013 and higher fringe benefits, such as health care costs and foreign retirement obligations. The Company also recorded higher expenses related to sales commissions resulting from higher business levels, depreciation expense related principally to business system upgrades, company bonus accruals, recruiting costs, and stock-based compensation expense due to a higher stock price valuation for options granted in the first quarter of 2013. Sales demonstration equipment also increased in the nine-month period. These increases were partially offset by the favorable impact of a weaker Japanese Yen in 2013 compared to the prior year, as expenses denominated in Yen were translated to U.S. Dollars at a lower rate.

The increase in SISD SG&A expenses was principally due to higher personnel-related costs resulting from headcount additions ($152,000 in the three-month period and $653,000 in the nine-month period), higher stock-based compensation expense ($116,000 in the three-month period and $174,000 in the nine-month period), and higher bad debt provisions ($211,000 in both the three-month and nine-month periods).

The increase in corporate expenses was primarily related to higher company bonus accruals ($257,000 for the three-month period and $957,000 for the nine-month period), higher stock-based compensation expense ($89,000 in the three-month period and $523,000 in the nine-month period), and higher legal fees related to patent-infringement actions ($875,000 in the three-month period and $1,143,000 in the nine-month period).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $442,000 and $303,000 for the three-month and nine-month periods in 2013, respectively, compared to foreign currency losses of $409,000 and $1,077,000 for the three-month and nine-month periods of 2012, respectively. In the third quarter of 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates. The settlement of these contracts resulted in a loss of $504,000 in the third quarter of 2012. In addition, the foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income increased by $114,000, or 14%, for the three-month period in 2013 compared to the same period in 2012, and decreased by $1,493,000, or 42%, for the nine-month period in 2013 compared to the same period in 2012. In the second quarter of 2012, the Company liquidated its Euro-denominated investment portfolio resulting in $1,071,000 of net gains recorded on the sale of these investments. These funds were reinvested in U.S. Dollar-denominated securities during the third quarter of 2012. The remaining decline for the nine-month period was primarily due to a $267,000 net unrealized loss on a corporate stock holding designated as a trading security. The majority of this loss was recorded in the first quarter of 2013.

The Company recorded other expense, net of other income, of $166,000 and $306,000 for the three-month and nine-month periods in 2013, respectively, compared to other expense of $131,000 and $227,000 for the same periods in 2012. The Company recorded $354,000 and $141,000 of other income in the first quarters of 2013 and 2012, respectively, due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. More of this space was unoccupied in 2013.

Income Tax Expense

The Company’s effective tax rate was 13% and 16% for the three-month and nine-month periods in 2013, respectively, compared to 19% and 20% for the three-month and nine-month periods in 2012, respectively.

The effective tax rate for 2013 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,790,000 recorded in the third quarter from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 recorded in the third quarter from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 recorded in the first quarter from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. These discrete tax events decreased the effective tax rate from a provision of 19% to a provision of 13% for the three-month period in 2013 and decreased the effective tax rate from a provision of 19% to a provision of 16% for the nine-month period in 2013.

The effective tax rate for 2012 included the impact of the following discrete tax events: (1) a decrease in tax expense of $441,000 recorded in the third quarter from the expiration of statutes of limitations for certain reserves for income tax uncertainties and (2) an increase in tax expense of $84,000 recorded in the third quarter from the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete tax events decreased the effective tax rate from a provision of 21% to a provision of 19% for the three-month period in 2012 and decreased the effective tax rate from a provision of 21% to a provision of 20% for the nine-month period in 2012.

Excluding these discrete tax events, the Company’s effective tax rate would be 19% of the Company’s pretax income for both periods in 2013, compared to 21% of the Company’s pretax income for both periods in 2012. The decrease in the effective tax rate was primarily due to a higher proportion of the Company’s pretax income being earned in relatively lower tax jurisdictions.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $443,738,000 as of September 29, 2013. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the nine months ended September 29, 2013 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, the Company’s stock repurchase program, and capital expenditures. Capital expenditures for the nine months ended September 29, 2013 totaled $6,152,000 and consisted primarily of expenditures for computer hardware, building improvements at the Company’s headquarters in Natick, Massachusetts, and manufacturing test equipment related to new product introductions.

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2013. The Company does not have the right to withdraw from the partnership prior to December 31, 2013. As of September 29, 2013, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2013. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the nine months ended September 29, 2013. The Company received a cash distribution of $1,285,000 during the second quarter of 2013, which was accounted for as a return of capital. No other distributions were received in 2013.

In December 2012, the Company declared and paid a $0.055 dividend that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid during the nine months ended September 29, 2013. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of September 29, 2013, the Company had repurchased 3,578,000 shares at a cost of $50,000,000 under this program, including 536,000 shares at a cost of $11,891,000 in the second quarter of 2013 and 291,000 shares at a cost of $8,109,000 in the third quarter of 2013. Stock repurchases under this program are now complete. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. In the third quarter of 2013, the Company purchased 272,000 shares at a cost of $8,059,000 under this 2011 repurchase program. The Company may repurchase shares under the 2011 program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of September 29, 2013, the Company had approximately $441,283,000 in cash, cash equivalents, debt securities, and equity securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements

Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”

The amendments in ASU 2013-01 require companies to present enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement became effective, retrospectively, in the first quarter of our fiscal year ending December 31, 2013. However, as this ASU related only to presentation and disclosure it will not have an impact on our consolidated financial position, results of operations, or cash flows.

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

Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were realized gains of $20,000 and $103,000 during the three-month and nine-month periods ended September 29, 2013, respectively, and realized gains of $340,000 and $1,411,000 during the three-month and nine-month periods ended September 30, 2012, respectively.

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

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company. The lawsuit seeks to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company is also seeking monetary damages resulting from the alleged infringement. Both parties have filed motions for summary judgment and a hearing on these motions was held in October 2013. Trial was originally scheduled for October 2013, but has been moved to February 2014 at the earliest. This matter is ongoing.

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

ITEM 1A. RISK FACTORS

For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 28, 2013	—	—	—	$88,109,000
July 29—August 25, 2013	252,000	27.81	252,000	$81,097,000
August 26—September 29, 2013	310,854	29.47	310,854	$71,941,000

Total	562,854	28.72	562,854	$71,941,000

(1)	In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. Stock repurchases under this program are now complete. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock which commenced once the Company completed the $50,000,000 program noted above.

In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the table above have been restated to reflect the effect of this two-for-one stock split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	—	First Amendment to Cognex Corporation 2001 General Stock Option Plan, effective as of August 26, 2013*

10.2	—	First Amendment to Cognex Corporation 2007 Stock Option and Incentive Plan, effective as of August 26, 2013*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	—	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended September 29, 2013, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012; (iii) Consolidated Balance Sheets as of September 29, 2013 and December 31, 2012; (iv) Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 29, 2013; (v) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 29, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2013	COGNEX CORPORATION

	By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)