Form 10-K
period 2013-12-31
COGNEX CORP
filed 2014-02-13
CIK 851205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013: $1,863,936,000

$.002 par value common stock outstanding as of January 26, 2014: 86,848,722 shares

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Cognex has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Hayward, California. MVSD develops, manufactures, and markets modular vision systems and ID products that are used to automate the manufacture and tracking of discrete items, such as cellular phones, aspirin bottles, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing or distribution process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as metal, paper, nonwoven, plastic, and glass, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 87% of total revenue in 2013. Financial information about these segments may be found in Note 19 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, health and beauty, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 80% of total revenue in 2013, compared to 75% of total revenue in 2012.

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market, which represented a large portion of our business during the 1990’s, changed after the dot-com bubble burst in 2000. Customers shifted away from embedded machine vision systems containing specialized hardware as PC speeds increased. They first migrated to products containing mostly software with significantly less hardware content, and eventually began buying only the software portion of the system from Cognex. Although these software-only products have high gross margins, the average selling price is significantly lower than for a complete vision system. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 7% of total revenue in 2013, compared to 9% of total revenue in 2012.

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metal, paper, nonwoven, plastic, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in 2013, compared to 16% of total revenue in 2012.

No customer accounted for greater than 10% of total revenue in 2013, 2012, or 2011.

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

As of December 31, 2013, Cognex employed 261 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $48,087,000 in 2013, $41,549,000 in 2012, and $40,946,000 in 2011, or approximately 14%, 13%, and 13% of revenue, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. At any point in time, we have numerous research and development projects underway. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

Manufacturing and Order Fulfillment

Cognex’s MVSD products are manufactured utilizing a turnkey operation whereby the majority of component procurement, system assembly, and initial testing are performed by third-party contract manufacturers. Cognex’s primary contract manufacturers are located in Ireland and Southeast Asia. The contract manufacturers use specified components and assembly/test documentation created and controlled by Cognex. Certain components are presently available only from a single source. After the completion of initial testing, a fully-assembled product from the contract manufacturer is routed to our facility in Cork, Ireland or Natick, Massachusetts, USA, where trained Cognex personnel load the software onto the product and perform quality control procedures. Finished product for customers in the Americas is then shipped from our Natick, Massachusetts facility, while finished product for customers outside of the Americas is shipped from our Cork, Ireland facility. Our distribution center in Koriyama, Japan was closed in December 2013 and all products for customers in Japan are now shipped from our Cork, Ireland facility.

Cognex’s SISD products are manufactured and shipped from our Hayward, California facility. The manufacturing process at the Hayward facility consists of component procurement, system assembly, software loading, quality control, and shipment of product to customers worldwide.

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

As of December 31, 2013, Cognex’s sales force consisted of 420 professionals, and our partner network consisted of approximately 492 active integrators and authorized distributors. Sales engineers call directly on targeted accounts and manage the activities of our partners within their territories in order to implement the most advantageous sales model for our products. The majority of our sales force holds engineering or science degrees. Cognex has sales and support personnel located throughout the Americas, Europe, Japan, and Southeast Asia. In recent years, the Company has expanded its sales force in emerging markets, such as China and India (which the Company currently includes in its Southeast Asia region), Brazil (which the Company currently includes in its Americas region), and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes. In 2010, the Company established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China, and we began to sell to our Chinese customers through this new entity in 2011. The WFOE is able to accept payment from Chinese customers in Yuan, also known as Renminbi, which we believe will allow us to reach more of the potential market for machine vision throughout Mainland China.

Sales to customers based outside of the United States represented approximately 67% of total revenue in 2013, compared to approximately 69% of total revenue in 2012. In 2013, approximately 31% of our total revenue came from customers based in Europe, 11% from customers based in Japan, and 25% from customers based in other regions outside the United States. Sales to customers based in Europe are predominantly denominated in Euros, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in other regions are denominated in U.S. Dollars and Chinese Yuan for sales within Mainland China. Financial information about geographic areas may be found in Note 19 to the Consolidated Financial Statements, appearing in Part II – Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2013, Cognex had been granted, or owned by assignment, 367 patents issued worldwide and had another 275 patent applications pending worldwide. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, Checker®, DataMan®, Smart View®, and SmartAdvisor®, as well as many common-law marks.

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

Backlog

As of December 31, 2013, backlog, which includes deferred revenue, totaled $49,677,000, compared to $43,720,000 as of December 31, 2012. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days at MVSD and six months at SISD. Although MVSD accepts orders from customers with requested shipment dates that are within 60 days, orders typically ship within one week of order placement. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees

As of December 31, 2013, Cognex employed 1,077 persons, including 555 in sales, marketing, and service activities; 261 in research, development, and engineering; 117 in manufacturing and quality assurance; and 144 in information technology, finance, and administration. Of the Company’s 1,077 employees, 551 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

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

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect our company in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements. We refer you to the explanation of the qualifications and limitations on such forward-looking statements, appearing under the heading “Forward-Looking Statements” in Part II – Item 7 of this Annual Report on Form 10-K.

Global economic conditions may negatively impact our operating results.

Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world. In 2009, the credit market crisis and slowing global economies resulted in significantly lower demand for our products, as many of our customers experienced deterioration in their businesses, cash flow issues, difficulty obtaining financing, and declining business confidence. Although our business has recovered since that time, global economic conditions are still unsettled in certain regions, resulting in a challenging environment to achieve our targeted rate of revenue growth. We experienced economic headwinds during 2013, particularly in Europe, and the economies in this region remain unsettled as we enter 2014. If global economic conditions remain unsettled or were to deteriorate, our revenue and our ability to generate operating profits could be materially adversely affected.

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

As of December 31, 2013, the Company had approximately $455 million in cash or debt securities that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather another economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.

Downturns in the semiconductor and electronics capital equipment market may adversely affect our business.

In 2013, approximately 7% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by declining sales in either of these industries. Furthermore, the competitive landscape in this market has changed in recent years, with price and the flexibility of purchasing hardware from other vendors becoming more important factors in the purchasing decisions of these manufacturers. In response to this market change, we have introduced software-only products. Although these products have high gross margins, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. In addition, a decline in sales in the semiconductor and electronics capital equipment market, where many of these software-only products are sold, may also have a negative impact on our MVSD gross margins.

A downturn in the automotive or consumer electronics industries may adversely affect our business.

As we have diversified away from the semiconductor and electronics capital equipment market over the past several years, we have expanded into other industries that comprise the broad factory automation market. In 2013, the largest industries that we served in factory automation were the automotive and consumer electronics industries. Our business is impacted by the level of capital spending in these industries, as well as the product design cycles of our major customers in these industries. The market leaders in these industries are able to exert purchasing power over their vendors’ supply chains, and our large customers in these industries may decide to purchase fewer products from Cognex or stop purchasing from Cognex altogether. As a result, our operating results could be materially and adversely affected by declining sales in these industries.

Our inability to penetrate new markets outside of the manufacturing sector may impede our revenue growth.

We are pursuing applications in the automatic identification market outside of the manufacturing sector, such as using ID products in logistics automation for package sorting and distribution. As shipping volumes grow, more distribution centers are choosing to upgrade their traditional laser-based scanners to image-based barcode readers, which will cost-effectively increase package sorter efficiency and throughput by improving read rates. Cognex has introduced image-based barcode readers in order to penetrate the ID logistics market and grow our ID Products business beyond the traditional manufacturing sector that we currently serve. Our growth plan is dependent upon successfully penetrating the ID logistics market and we are making significant investments in this area. Therefore, our failure to generate revenue in this new market in the amounts or within the time periods anticipated may have a material adverse impact on our revenue growth and operating profits.

Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.

In 2013, approximately 67% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers in Ireland and Southeast Asia. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets, such as our expansion into China, India, Brazil, and Eastern Europe. In 2010, we established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we began to sell to our Chinese customers through this new entity in 2011. This new entity has required and will continue to require significant management attention and financial resources. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

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

We face exposure to foreign currency exchange rate fluctuations, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of our subsidiaries or the reporting currency of our company, which is the U.S. Dollar. In certain instances, we utilize forward contracts to hedge against foreign currency fluctuations. These contracts are used to minimize foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. We do not engage in foreign currency speculation. We primarily enter into these contracts with one counterparty. If the counterparty to any of our hedging arrangements experiences financial difficulties, or is otherwise unable to honor the terms of the contract, we may experience material losses.

Late in 2013, we expanded our foreign currency hedging program to include foreign currency cash flow hedges that protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These hedges are designated for hedge accounting, and therefore, the effective portion of the forward contract’s gain or loss is reported in shareholders’ equity as other comprehensive income (loss) and will be reclassified into current earnings as the hedged transaction impacts earnings. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current earnings as opposed to when the hedged transaction impacts earnings. This may result in material foreign currency gains or losses.

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

A significant portion of our revenues and expenses are denominated in the Euro and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro in Europe, the Yen in Japan, and the U.S. Dollar and Chinese Yuan, also known as Renminbi, in Southeast Asia. We estimate that approximately 48% of our sales in 2013 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.

The loss of a large customer could have an adverse effect on our business.

In 2013, our top five customers accounted for approximately 7% of total revenue. As a large portion of our sales are through resellers however, there may be end customers of our resellers that are large consumers of our products. Furthermore, there may be industry leaders that are able to exert purchasing power over their vendors’ supply chains, particularly in the automotive and consumer electronics industries. Our expansion within the factory automation marketplace has reduced our reliance upon the revenue from any one customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.

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

Certain key electronic components that are purchased from strategic suppliers, such as processors or imagers, are fundamental to the design of Cognex products. A disruption in the supply of these key components, such as a last-time-buy announcement, natural disaster, financial bankruptcy, or other event, may require us to purchase a significant amount of inventory at unfavorable prices resulting in lower gross margins and higher risk of carrying excess or obsolete inventory. Furthermore, we are in the process of complying with the requirements of the Dodd-Frank Wall Street Reform and Consumer

Protection Act, which requires companies to inquire into the origin of conflict minerals in their supply chains. We will work with our supply chain partners to take reasonable steps to assure conflict minerals are not sourced by Cognex or our supply chain partners. These steps may include purchasing supply from alternative sources. If we are unable to secure adequate supply from alternative sources, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales. Although we are taking certain actions to mitigate supply risk, an interruption in, termination of, or material change in the purchase terms of any key components could have a material adverse effect on our operating results.

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

If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and material repair or replacement costs. Our release-to-market process may not be robust enough to detect significant design flaws or software bugs. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, these actions may not be sufficient to avoid a product failure rate that results in:

•	substantial delays in shipment,
•	significant repair or replacement costs,
•	product liability claims or lawsuits, or
•	potential damage to our reputation.

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

Product development is often a complex, time-consuming, and costly process involving significant investment in research and development with no assurance of return on investment. Our strong balance sheet allows us to continue to make significant investments in research, development, and marketing for new products and technologies. Research is by its nature speculative and the ultimate commercial success of a product depends upon various factors, many of which are not under our control. We may not achieve significant revenue from new product investments for a number of years, if at all. Moreover, new products may not generate the operating margins that we have experienced historically.

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

From time to time, we may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement, or claims and lawsuits instituted by us to protect our intellectual property or for other reasons. We are currently a party to actions that are fully described in the section captioned “Legal Proceedings,” appearing in Part I – Item 3 of this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

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

As of December 31, 2013, we had $414 million of investments, of which $412 million consisted of debt securities. These debt securities are all denominated in U.S. Dollars and the majority of these securities are debt of U.S. companies. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2013, our portfolio of debt securities had a net unrealized gain of $32,000. Included in this net gain, however, were gross unrealized losses totaling $918,000, of which $447,000 were in a loss position for less than twelve months and $471,000 were in a loss position for greater than twelve months. As of December 31, 2013, these unrealized losses were determined to be temporary. However, if conditions change and future unrealized losses were determined to be other-than-temporary, we would be required to record an impairment charge.

Management monitors the carrying value of its investments in debt securities compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative. Management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. Should the fair value of investments decline in future periods below their carrying value, management will need to determine whether this decline is other-than-temporary and future impairment charges may be required.

As of December 31, 2013, we had $15 million in acquired intangible assets, of which $10 million represented acquired distribution networks. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.

As of December 31, 2013, we had $82 million in acquired goodwill, $78 million of which is assigned to our Modular Vision Systems Division and $4 million of which is assigned to our Surface Inspection Systems Division. The fair value of goodwill is susceptible to changes in the fair value of the reporting segments in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to the net book value of our segments may result in future impairment charges.

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

In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building. In 2009, the Company renovated space in this building to establish a distribution center for its MVSD customers in the Americas.

In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters. This building is currently occupied by tenants who have lease agreements that expire at various dates through 2021.

In 1997, Cognex purchased a three and one-half acre parcel of land adjacent to our corporate headquarters. This land is being held for future expansion.

In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This building is currently occupied by a tenant who has a lease agreement that expires in 2017.

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

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the ITC issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. In December 2013, the Federal Circuit affirmed the ITC’s finding of non-infringement, but did not address the ITC’s finding regarding validity. This matter is ongoing.

In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company. The lawsuit seeks to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company is also seeking monetary damages resulting from the alleged infringement. Both parties have filed motions for summary judgment and a hearing on these motions was held in October 2013. Trial was originally scheduled for October 2013, but has been moved to April 2014. This matter is ongoing.

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A:	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2013:

Name	Age	Title
Robert J. Shillman	67	Chairman of the Board of Directors and Chief Culture Officer
Robert J. Willett	46	President and Chief Executive Officer
Richard A. Morin	64	Executive Vice President of Finance and Administration and Chief Financial Officer

Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Dr. Shillman, Mr. Willett, and Mr. Morin have been employed by Cognex for no less than the past five years.

PART II

ITEM 5:MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 26, 2014, there were approximately 650 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.

In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the tables and narratives below have been restated to reflect the effect of this two-for-one stock split.

The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2013 and 2012 were as follows:

	First	Second	Third	Fourth
2013
High	$21.76	$23.24	$32.60	$38.60
Low	18.38	18.43	22.66	29.22
2012
High	$22.40	$21.92	$19.54	$19.34
Low	17.96	14.83	14.62	16.15

The Company declared and paid a cash dividend of $0.05 per share in the first quarter of 2012. The quarterly dividend increased to $0.055 per share in the second, third, and fourth quarters of 2012. The Company also declared and paid an additional $0.055 dividend in the fourth quarter of 2012 that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of December 31, 2013, the Company had repurchased a total of 3,578,000 shares at a cost of $50,000,000 under this program, including 827,000 shares at a cost of $20,000,000 in 2013. Stock repurchases under this program are now complete. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in the third quarter of 2013 upon completion of the 2008 program. In 2013, the Company repurchased a total of 892,000 shares at a cost of $27,908,000 under this 2011 program, including 620,000 shares at a cost of $19,849,000 in the fourth quarter of 2013. The Company may repurchase shares under the 2011 program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 – October 27, 2013	-	-	-	$71,941,000
October 28 – November 24, 2013	300,000	31.33	300,000	$62,536,000
November 25 – December 31, 2013	320,000	32.62	320,000	$52,092,000

Total	620,000	32.00	620,000	$52,092,000

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

	12/08	12/09	12/10	12/11	12/12	12/13
Cognex Corporation	100.00	122.58	205.98	253.39	271.48	563.48
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Stocks	100.00	136.26	179.96	163.81	196.64	269.82

(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt, Opt, Measuring, and Controlling Instr

ITEM 6:  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$353,886	$324,279	$321,914	$290,691	$175,727
Cost of revenue (1)	84,080	79,495	77,919	77,588	56,387

Gross margin	269,806	244,784	243,995	213,103	119,340
Research, development, and engineering expenses (1)	48,087	41,549	40,946	33,080	31,132
Selling, general, and administrative expenses (1)	135,351	119,828	117,694	104,235	96,350
Restructuring charges	-	-	-	75	4,526

Operating income (loss)	86,368	83,407	85,355	75,713	(12,668)
Nonoperating income	1,518	3,223	1,762	390	2,292

Income (loss) before income tax expense (benefit)	87,886	86,630	87,117	76,103	(10,376)
Income tax expense (benefit)	14,313	18,532	17,248	14,722	(5,507)

Net income (loss)	$73,573	$68,098	$69,869	$61,381	$(4,869)

Net income (loss) per common and common-equivalent share (2):
Basic	$0.85	$0.79	$0.83	$0.77	$(0.06)
Diluted	$0.83	$0.78	$0.82	$0.76	$(0.06)
Weighted-average common and common-equivalent shares outstanding (2):
Basic	86,946	85,666	83,718	79,848	79,318

Diluted	88,901	87,280	85,524	80,594	79,318

Cash dividends per common share (2)	$-	$0.770	$0.180	$0.125	$0.150

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$924	$742	$628	$278	$774
Research, development, and engineering	2,585	2,149	2,268	1,020	2,163
Selling, general, and administrative	7,111	5,629	5,172	1,729	6,286

Total stock-based compensation expense	$10,620	$8,520	$8,068	$3,027	$9,223

(2) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working capital	$271,029	$189,493	$231,241	$224,573	$210,674
Total assets	709,699	627,605	611,881	533,104	439,869
Shareholders’ equity	643,912	572,285	552,980	473,311	394,448

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive or consumer electronics industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I – Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•

Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 80% of total revenue in 2013 compared to 75% of total revenue in 2012.

•

Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 7% of total revenue in 2013 compared to 9% of total revenue in 2012.

•

Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 13% of total revenue in 2013 compared to 16% of total revenue in 2012.

Revenue for the year ended December 31, 2013 totaled $353,886,000, representing an increase of 9% over the prior year. Growth in the factory automation market of 16% was partially offset by lower sales in the semiconductor and electronics capital equipment and the surface inspection markets. Gross margin increased to 76% of revenue in 2013 compared to 75% of revenue in 2012 due to a higher percentage of total revenue from the sale of relatively higher-margin MVSD products. Operating expenses increased 14% over the prior year due primarily to expenses associated with increased engineering and sales headcount, as well as higher sales commissions and company bonus accruals. Management believes these headcount investments are important for longer-term revenue growth. The Company recorded operating income of $86,368,000, or 24% of revenue, in 2013 compared to operating income of $83,407,000, or 26% of revenue, in 2012. After the favorable impact of a lower effective tax rate than the prior year, net income was $73,573,000, or 21% of revenue, in 2013 compared to net income of $68,098,000, or 21% of revenue, in 2012. Net income per diluted share was $0.83 in 2013 compared to $0.78 in 2012.

The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year ended December 31,

	2013	2012	2011
Revenue	100%	100%	100%
Cost of revenue	24	25	24

Gross margin	76	75	76
Research, development, and engineering expenses	14	13	13
Selling, general, and administrative expenses	38	36	36

Operating income	24	26	27
Nonoperating income	1	1	-

Income before income tax expense	25	27	27
Income tax expense	4	6	5

Net income	21%	21%	22%

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Revenue for the year ended December 31, 2013 increased by $29,607,000, or 9%, from the prior year. This increase was due to a $37,836,000, or 16%, increase in sales to factory automation customers, partially offset by a $3,881,000, or 13%, decrease in sales to semiconductor and electronics capital equipment customers and a $4,348,000, or 9%, decrease in sales to surface inspection customers.

Factory Automation Market

Sales to customers in the factory automation market represented 80% of total revenue in 2013 compared to 75% of total revenue in 2012. Sales to these customers increased by $37,836,000, or 16%, from the prior year. A weaker Japanese Yen in 2013 compared to the prior year had a negative impact on reported factory automation revenue, as sales denominated in Yen were translated to U.S. Dollars at a lower rate. This was partially offset by the positive impact of a stronger Euro during the same periods. Excluding the impact of foreign currency exchange rate changes, which decreased factory automation revenue by $1,584,000, sales to factory automation customers increased by $39,420,000, or 16%, from 2012.

Geographically, increases from the prior year in factory automation revenue were noted across all major regions except for Japan. However, excluding the impact of foreign currency exchange rate changes, revenue in Japan also increased from the prior year. Revenue in Japan had declined in both 2011 and 2012 after the natural disasters that hit this region early in 2011. The largest percentage increases were noted in Asia, particularly in China where the Company has made significant investments in its sales and support infrastructure, while the largest dollar increases were noted in the Americas where sales of the Company’s ID Products were strong. The Company expects its China region and its ID Products business to continue to be growth opportunities in 2014.

Sales to factory automation customers increased by $7,572,000, or 11%, in the fourth quarter of 2013 from the third quarter of 2013. In the fourth quarter of 2013, revenue trends in Asia were negatively impacted by product design cycles in the consumer electronics industry. However, this negative impact was overcome by growth in the factory automation markets in the Americas and Europe.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 7% of total revenue in 2013 compared to 9% of total revenue in 2012. Sales to these customers decreased by $3,881,000, or 13%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which primarily relate to the Japanese Yen, sales to semiconductor and electronics capital equipment customers decreased by $2,537,000, or 9%, from 2012.

Sales to semiconductor and electronics capital equipment customers decreased by $529,000, or 9%, in the fourth quarter of 2013 from the third quarter of 2013. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 13% of total revenue in 2013 compared to 16% of total revenue in 2012. Sales to these customers decreased by $4,348,000, or 9%, from the prior year. Excluding the impact of foreign currency exchange rate changes, sales to surface inspection customers decreased by $2,896,000, or 6%, from 2012. This decrease was primarily due to delays in revenue recognition related to a new software release.

Sales to surface inspection customers decreased by $2,135,000, or 17%, in the fourth quarter of 2013 from the third quarter of 2013. Due to the relatively large average order values at SISD, the revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. The delay in revenue recognition related to a new software release was the primary reason for the sequential decrease in revenue.

Product Revenue

Product revenue increased by $31,198,000, or 11%, from the prior year. This increase was driven by a higher volume of MVSD systems sold than in the prior year, partially offset by lower MVSD average selling prices due to a shift in revenue mix to ID products, which have relatively lower average selling prices. We expect this trend to continue in 2014.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, decreased by $1,591,000, or 6%, from the prior year. This decrease was due to lower consulting services at MVSD, as well as lower revenue from SISD spare part sales, training services, and maintenance and support contracts. Service revenue decreased as a percentage of total revenue to 8% in 2013 from 9% in 2012.

Gross Margin

Gross margin as a percentage of revenue increased to 76% for 2013 compared to 75% for 2012. This increase was primarily due to a higher percentage of total revenue from the sale of MVSD products, which have relatively higher margins than the sale of SISD products or the sale of services.

MVSD Margin

MVSD gross margin as a percentage of revenue was 80% in both 2013 and 2012, as slightly lower product margins were offset by improvements in consulting service margins. The minor deterioration in the product margin was due to higher provisions for excess and obsolete inventory and for warranties, as well as a shift in revenue mix to relatively lower-margin ID Products. This was largely offset by the favorable impact of higher sales volume and material cost reductions.

SISD Margin

SISD gross margin as a percentage of revenue was 54% in both 2013 and 2012, as improvements in installation service margins were offset by higher provisions for excess and obsolete inventory.

Product Margin

Product gross margin as a percentage of revenue was 78% in both 2013 and 2012. A slight reduction in product margins at both MVSD and SISD, as described above, were offset by a favorable shift in revenue mix to MVSD products, which have relatively higher margins than SISD products.

Service Margin

Service gross margin as a percentage of revenue was 55% in 2013 compared to 51% in 2012. This increase was due to improved margins from MVSD consulting services, as well as improvements in SISD installation service margins.

Operating Expenses

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses in 2013 increased by $6,538,000, or 16%, from the prior year. MVSD RD&E expenses increased by $6,300,000, or 17%, while SISD RD&E expenses increased by $238,000, or 6%.

The table below (in thousands) details the $6,300,000 net increase in MVSD RD&E in 2013:

MVSD RD&E balance in 2012	$37,673
Personnel costs	3,417
Company bonus accruals	990
Outsourced engineering services	665
Stock-based compensation expense	382
Other	846

MVSD RD&E balance in 2013	$43,973

Personnel costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past few years, the Company has increased engineering headcount to support new product development, resulting in higher personnel costs, such as salaries and fringe benefits. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2013 and higher fringe benefits, such as health care costs. In addition, MVSD recorded higher bonus accruals, increased costs related to outsourced engineering services, and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2013.

The increase in SISD RD&E expenses was primarily due to increased costs related to outsourced engineering services ($133,000) and increased personnel costs ($107,000).

RD&E expenses as a percentage of revenue were 14% in 2013 and 13% in 2012. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses in 2013 increased by $15,523,000, or 13%, from the prior year. MVSD SG&A expenses increased by $12,138,000, or 13%, and SISD SG&A expenses increased by $763,000, or 6%. Corporate expenses that are not allocated to either division increased by $2,622,000, or 22%.

The table below (in thousands) details the $12,138,000 net increase in MVSD SG&A in 2013:

MVSD SG&A balance in 2012	$96,359
Personnel costs	5,173
Sales commissions	3,502
Company bonus accruals	1,033
Depreciation expense	822
Recruiting costs	684
Stock-based compensation expense	588
Marketing and promotional expense	566
Foreign currency exchange rate changes	(1,232)
Other	1,002

MVSD SG&A balance in 2013	$108,497

Personnel costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past few years, the Company has increased headcount in selective areas, principally Sales, resulting in higher personnel costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2013 and higher fringe benefits, such as health care costs and foreign retirement obligations. The Company also recorded higher expenses related to sales commissions resulting from higher business levels, MVSD bonus accruals, depreciation expense principally related to business system upgrades, recruiting costs, stock-based compensation expense, and marketing and promotional activities. These increases were partially offset by the net favorable impact of changes in foreign currency exchange rates. The positive impact on reported expenses of a weaker Japanese Yen in 2013 compared to the prior year, as costs denominated in Yen were translated to U.S. Dollars at a lower rate, was in part offset by the negative impact of a stronger Euro during these same periods.

The increase in SISD SG&A expenses was primarily due to increased personnel costs ($777,000) and increased stock-based compensation expense ($230,000), partially offset by lower SISD bonus accruals ($477,000).

The increase in corporate expenses was primarily due to higher legal fees related to patent-infringement actions ($1,269,000 – refer to Note 10 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K), higher company bonus accruals ($793,000), and higher stock-based compensation expense ($629,000).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $646,000 in 2013 and $880,000 in 2012. During 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, and those funds were converted into U.S. Dollars. To protect against a potential devaluation in the Euro, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates. The settlement of these forward contracts resulted in a foreign currency loss of $504,000. The foreign currency losses in 2013 and the remaining losses in 2012 resulted from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income in 2013 decreased by $1,866,000, or 42%, from the prior year. The decrease was primarily due to gains recorded upon the liquidation of the Company’s Euro-denominated investment portfolio in 2012 of $1,071,000 which did not repeat, as well as losses recorded in 2013 on the sale of equity securities of $702,000. Interest income on the Company’s portfolio of debt securities was relatively flat, as higher average cash balances available for investment were offset by lower yields.

The Company recorded other expense, net of other income, of $440,000 in 2013 and $367,000 in 2012. The Company recorded $354,000 and $141,000 of other income in the first quarters of 2013 and 2012, respectively, due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. These buildings were largely unoccupied during 2013; however, late in 2013, a new tenant began to occupy a significant portion of the space in one of the buildings, which is expected to result in higher rental income in 2014.

Income Tax Expense

The Company’s effective tax rate was 16% in 2013 compared to 21% in 2012.

The effective tax rate for 2013 included the impact of the following discrete events: (1) a decrease in tax expense of $1,790,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013, and as a result, the reduction to income tax expense was recorded as a discrete item in the first quarter of 2013. The impact of these discrete tax events decreased the effective tax rate from 19% to 16% for 2013.

The effective tax rate for 2012 included the impact of the following discrete events: (1) a decrease in tax expense of $441,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $101,000 from the write-down of a non-current deferred tax asset based upon a change in the tax rate in Japan, and (3) an increase in tax expense of $84,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns. These discrete events did not have a material net impact on the 2012 tax provision as a percentage of pretax income.

Excluding these discrete tax events, the Company’s effective tax rate would be 19% and 21% of the Company’s pretax income for 2013 and 2012, respectively. The decrease in the effective tax rate was primarily due to a higher proportion of the Company’s pretax income being earned in relatively lower tax jurisdictions.

RESULTS OF OPERATIONS

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

Geographically, increases from the prior year in factory automation revenue excluding the impact of foreign currency exchange rate changes were reported in the Americas, Europe, and, most notably, in Asia, where the Company has made significant investments, particularly in China, to expand its sales and support infrastructure in order to access more of the machine vision market in this high-potential growth region. Revenue in Japan has declined since the natural disasters that hit this region early in 2011. By product, the majority of the growth in factory automation revenue came from sales of the Company’s ID products, which are used in manufacturing applications as well as in the logistics industry for package sorting and distribution.

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

The table below (in thousands) details the $59,000 net increase in MVSD RD&E in 2012:

MVSD RD&E balance in 2011	$37,614
Personnel costs	1,950
Company bonus accruals	(1,066)
Foreign currency exchange rate changes	(686)
Other	(139)

MVSD RD&E balance in 2012	$37,673

Personnel costs have increased from the prior year due to additional headcount, partially offset by lower average costs per employee. The Company increased headcount to support strategic initiatives, resulting in higher personnel costs, such as salaries and fringe benefits. Many of these employees have been added in Budapest, Hungary, which has resulted in a decrease in the average cost per employee. These investments were offset by lower company bonus accruals based on the Company’s operating income margin. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower RD&E costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

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

The table below (in thousands) details the $3,624,000 net increase in MVSD SG&A in 2012:

MVSD SG&A balance in 2011	$92,735
Personnel costs	5,217
Depreciation expense	690
Stock-based compensation expense	485
China long-term incentive plan	409
Sales demonstration equipment	387
Foreign currency exchange rate changes	(2,273)
Company bonus accruals	(1,054)
Sales commissions	(1,027)
Other	790

MVSD SG&A balance in 2012	$96,359

Personnel costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. The Company increased headcount in strategic areas, principally Sales, resulting in higher personnel costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2012 and higher fringe benefits, such as health care costs. The Company also recorded higher depreciation expense related principally to business system upgrades and leasehold improvements, increased stock-based compensation expense due to a higher valuation of stock options granted in the fourth quarter of 2011 and a lower level of credits related to forfeited options, and increased spending on sales demonstration equipment. In addition, the Company began to accrue expenses in 2012 associated with a long-term incentive plan implemented in China in lieu of granting stock options in this region. These increases were offset by lower company bonus accruals based upon the Company’s operating income margin and lower sales commissions as a result of fewer sales employees exceeding their bookings quotas compared to the prior year. In addition, a weaker Euro in 2012 compared to the prior year resulted in lower SG&A costs when expenses of the Company’s foreign operations were translated to U.S. Dollars.

The increase in SISD SG&A expenses was primarily due to increased salaries and fringe benefits expenses ($421,000), partially offset by the unfavorable impact of changes in foreign currency exchange rates ($280,000).

The decrease in corporate expenses was primarily due to lower company bonus accruals ($1,110,000) and lower legal fees related to patent-infringement actions ($532,000 – refer to Note 10 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $880,000 in 2012 and $504,000 in 2011. During 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated, and those funds were converted into U.S. Dollars. To protect against a potential devaluation in the Euro, the Company entered into forward contracts to exchange Euros for U.S. Dollars at fixed exchange rates. The settlement of these forward contracts resulted in a foreign currency loss of $504,000. In addition, the foreign currency losses in each period resulted from the revaluation and settlement of accounts receivable and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure of accounts receivable is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.

Investment income in 2012 increased by $1,568,000, or 54%, from the prior year. The increase was primarily due to gains recognized on the sale of Euro-denominated investments, as well as an increase in cash that was available for investment.

The Company recorded other expense of $367,000 in 2012 and $636,000 in 2011. The Company recorded $141,000 of other income in the first quarter of 2012 upon the expiration of the statute of limitations relating to a tax holiday, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. A portion of this space was unoccupied in 2012.

Income Tax Expense

The Company’s effective tax rate was a provision of 21% in 2012 compared to a provision of 20% in 2011. The increase in the effective tax rate was primarily due a higher proportion of the Company’s pretax income being earned in the United States, which is a relatively higher tax jurisdiction. In addition, the 2012 effective tax rate does not include any benefit from research and development tax credits, as discussed below.

The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed on January 1, 2013, the financial impact of any retroactive provision was recorded as a discrete event in the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $455,121,000 as of December 31, 2013. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements in 2013 were met with its existing cash balances, cash from investment maturities and sales, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, purchases of investments, the Company’s stock repurchase program, purchased technology, and capital expenditures. Capital expenditures totaled $9,630,000 in 2013 and consisted primarily of expenditures for computer hardware, computer software (including business system upgrades), manufacturing test equipment related to new product introductions, and building improvements at the Company’s headquarters and adjacent buildings in Natick, Massachusetts.

The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

Year Ending December 31,	Venrock Limited Partnership Interest	Inventory Purchase Commitments	Leases	Total
2014	$614	$3,470	$5,560	$9,644
2015	-	-	4,259	4,259
2016	-	-	2,480	2,480
2017	-	-	1,416	1,416
2018	-	-	775	775
Thereafter	-	-	2,153	2,153

	$614	$3,470	$16,643	$20,727

In 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of December 31, 2013, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made in 2013. The Company received distributions of $1,784,000 in 2013, which were accounted for as a return of capital.

In addition to the obligations described above, the following items may also result in future material uses of cash:

Dividends

The Company’s Board of Directors declared and paid a cash dividend of $0.05 per share in the first quarter of 2012 and $0.055 per share in the second, third, and fourth quarters of 2012. The Company also declared and paid an additional $0.055 dividend in the fourth quarter of 2012 that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of December 31, 2013, the Company had repurchased a total of 3,578,000 shares at a cost of $50,000,000 under this program, including 827,000 shares at a cost of $20,000,000 in 2013. Stock repurchases under this program are now complete. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in the third quarter of 2013 upon completion of the 2008 program. In 2013, the Company repurchased a total of 892,000 shares at a cost of $27,908,000 under this 2011 program. The Company may repurchase shares under the 2011 program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

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

The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2013, the Company had approximately $453,165,000 in either cash or debt securities that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, the Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or circumstances resulting in charges that could be material in future reporting periods. We believe the following critical accounting policies require the use of significant estimates and judgments in the preparation of our consolidated financial statements.

Revenue Recognition

The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. When customer-specified acceptance criteria exists that are substantive, product revenue is deferred until these criteria have been met.

The majority of the Company’s product offerings consist of hardware with embedded software. Under the revenue recognition rules for tangible products, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, and management’s best estimate of selling price (BESP) if neither VSOE nor TPE are available. VSOE is the price charged for a deliverable when it is sold separately. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

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

Investments

As of December 31, 2013, the Company’s investment balance totaled $414,477,000, of which $412,521,000 consisted of debt securities and $1,956,000 consisted of a limited partnership interest in a venture capital fund. The debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2013, the Company’s portfolio of debt securities had a net unrealized gain of $32,000. The limited partnership interest is in Venrock Associates III, L.P., a venture capital fund with an investment focus on Information Technology and Health Care and Life Sciences. The limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. Furthermore, this investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting. As of December 31, 2013, the carrying value of this investment was $1,956,000 compared to an estimated fair value of $4,315,000.

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

The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1. The Company’s debt securities are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset, and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial assets and liabilities, and in doing so, considers valuations provided by a large, third-party pricing service. This service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations.

Management monitors the carrying value of its investments in debt securities and the limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. There were no other-than-temporary impairments of investments in 2013, 2012, or 2011.

Accounts Receivable

The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Global economic uncertainty may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2013, the Company’s reserve against accounts receivable was $1,354,000, or 3% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2013 would have affected net income by approximately $114,000.

Inventories

Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies and long lead times. As of December 31, 2013, the Company’s reserve for excess and obsolete inventory totaled $4,893,000, or 16% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2013 would have affected net income by approximately $411,000.

Long-lived Assets

The Company has long-lived assets, including property, plant, and equipment and acquired intangible assets. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. The Company evaluates the potential impairment of these long-lived assets whenever events or circumstances indicate their carrying value may not be recoverable. Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an acquired asset, a change in the Company’s business strategy or its use of an acquired asset, or negative economic or industry trends.

If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. No impairment losses were recorded in 2013, 2012, or 2011. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.

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

The Company performs a qualitative assessment of goodwill (commonly known as “step zero”) to determine whether further impairment testing is necessary. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. The Company estimates the fair value of its reporting units using the income approach based upon a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation as of October 4, 2010, which was the last time it was performed under the two-step process. At that time, this analysis indicated that the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119% at that date. Based on the qualitative assessment, management does not believe that it is more likely than not that the carrying value of either reporting unit exceeds its fair value. No impairment losses were recorded in 2013, 2012, or 2011.

Warranty Obligations

The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2013, the Company’s accrued warranty obligations amounted to $3,016,000. A 10% difference in accrued warranty obligations as of December 31, 2013 would have affected net income by approximately $253,000.

Contingencies

Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make our determination as to whether a loss contingency arising from litigation should be recorded or disclosed. This analysis is performed on a quarterly basis or when facts and circumstances dictate. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2013.

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

The Company has net deferred tax assets primarily resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized, net of any valuation allowance. In reaching this conclusion, we have evaluated relevant criteria, including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating and capital losses, and other carryforwards, certain of which have indefinite lives. Should the Company fail to generate sufficient pretax profits in future periods, we may be required to record material adjustments to these deferred tax assets, resulting in a charge to income in the period of determination.

Derivative Instruments

In certain instances, the Company enters into forward contracts to hedge against foreign currency fluctuations. The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company does not engage in foreign currency speculation.

The Company’s forward contracts are reported at fair value based upon model-driving valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. The Company’s forward contracts are typically traded or executed in over-the-counter markets with a relatively high degree of pricing transparency. The market participants are generally large commercial banks.

Currently, the Company enters into two types of foreign currency hedges to manage this foreign currency exchange rate risk. The first are economic hedges, which utilize foreign currency forward contracts to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These contracts are not designated as effective hedges, and therefore, do not qualify for effective hedge accounting. The second are cash flow hedges which utilize forward contracts to protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These cash flow hedges are designated for hedge accounting, and therefore, the effective portion of the forward contract’s gain or loss is reported in shareholders’ equity as other comprehensive income (loss) and will be reclassified into current earnings as the hedged transaction impacts earnings. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current earnings as opposed to when the hedged transaction impacts earnings. This may result in material foreign currency gains or losses.

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

Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The amendments in ASU 2013-02 require companies to present information about amounts reclassified out of accumulated other comprehensive income (OCI) to net income, by component. The effect of significant reclassification adjustments being made out of accumulated OCI on the corresponding line items in net income must be presented when the item is reclassified in its entirety during one reporting period. While the new guidance in ASU 2013-12 changes the presentation of accumulated OCI, there are no changes to the components that are recognized in net income or OCI under current accounting guidance. This requirement became effective in the first quarter of our fiscal year ending December 31, 2013. However, prior period comparisons have been restated as well.

Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”

The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. As the Company does not currently have any NOL carryforwards, this guidance will most likely apply to research and development tax credit carryforwards. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. Management is in the process of evaluating the impact of this update.

Internal Revenue Code Section 263(a)

In September 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts. The final regulations are generally effective for tax years beginning on or after January 1, 2014. Management is in the process of evaluating the impact of these new regulations.

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

•

Functional currency/reporting currency exchange rate exposures from the revaluation of the assets and liabilities of our foreign subsidiaries, whose functional currency is generally their local currency, to the Company’s reporting currency, which is the U.S. Dollar. The net effect of these translation gains and losses are reported in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and also on the Consolidated Statements of Comprehensive Income.

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Currently, the Company enters into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets and liabilities being hedged. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company’s foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. The success of our hedging program depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated foreign currency gains or losses that could have a material impact on the Company’s results of operations.

Derivative instruments are recorded on the Consolidated Balance Sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders’ equity as other comprehensive income (loss), depending upon whether the derivative is designated as a hedge transaction and, if it is, the effectiveness of the hedge. Net cash flow hedge forward contracts to exchange $13,013,000 for various currencies and net economic hedge forward contracts to exchange $12,173,000 for various currencies were outstanding as of December 31, 2013 (refer to Note 13 to the Consolidated Financial Statements in Part II – Item 8 of this Annual Report on Form 10-K). At fair value, the cash flow hedge forward contracts had a net gain of $104,000 and the economic hedge forward contracts had a net loss of $193,000 as of December 31, 2013. A change in foreign currency exchange rates could materially impact the fair value of these contracts; however, if this occurred, the fair value of the underlying exposures hedged by the contracts would change by a similar amount. Accordingly, management does not believe that a material change in foreign currency exchange rates used in the fair value of our derivative instruments would materially impact earnings or cash flows.

Currently, management enters into foreign currency forward contracts with one counterparty. If this counterparty experiences financial difficulties, or is otherwise unable to honor the terms of the contract, the Company may experience material losses.

The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro in Europe, the Yen in Japan, and the U.S. Dollar and Chinese Yuan in Southeast Asia. We estimate that approximately 48% of our sales in 2013 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.

Interest Rate Risk

The Company’s investment portfolio of debt securities includes corporate bonds, asset-backed securities, treasury bills, sovereign bonds, municipal bonds, and agency bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2013, the fair value of the Company’s portfolio of debt securities amounted to $412,521,000, with principal amounts totaling $412,489,000, maturities that do not exceed four years, and a yield to maturity of 0.69%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.

Although it is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years, 99% of the investment portfolio as of December 31, 2013 has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2013, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.

The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate Bonds	$221,552	$220,251	$218,949	$217,647	$216,345
Asset-Backed Securities	76,276	75,827	75,379	74,931	74,483
Treasury Bills	74,542	74,104	73,666	73,229	72,791
Sovereign Bonds	28,164	27,999	27,833	27,667	27,501
Municipal Bonds	15,377	15,286	15,195	15,104	15,013
Agency Bonds	1,517	1,508	1,499	1,490	1,481

	$417,428	$414,975	$412,521	$410,068	$407,614

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 13, 2014

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2013	2012	2011
	(In thousands, except per share amounts)

Revenue
Product	$326,786	$295,588	$297,310
Service	27,100	28,691	24,604

	353,886	324,279	321,914

Cost of revenue
Product	71,893	65,432	64,732
Service	12,187	14,063	13,187

	84,080	79,495	77,919

Gross margin
Product	254,893	230,156	232,578
Service	14,913	14,628	11,417

	269,806	244,784	243,995
Research, development, and engineering expenses	48,087	41,549	40,946
Selling, general, and administrative expenses	135,351	119,828	117,694

Operating income	86,368	83,407	85,355
Foreign currency loss	(646)	(880)	(504)
Investment income	2,604	4,470	2,902
Other expense	(440)	(367)	(636)

Income before income tax expense	87,886	86,630	87,117
Income tax expense	14,313	18,532	17,248

Net income	$73,573	$68,098	$69,869

Net income per common and common-equivalent share (1):
Basic	$0.85	$0.79	$0.83

Diluted	$0.83	$0.78	$0.82

Weighted-average common and common-equivalent shares outstanding (1):
Basic	86,946	85,666	83,718

Diluted	88,901	87,280	85,524

Cash dividends per common share (1)	$-	$0.77	$0.18

(1)	Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2013	2012	2011
	(In thousands)
Net income	$73,573	$68,098	$69,869
Other comprehensive loss, net of tax:
Net unrealized gain on cash flow hedges, net of tax of $13	104	-	-
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($147), $129, and $123 in 2013, 2012, and 2011, respectively	(190)	2,079	174
Foreign currency translation adjustments, net of tax of $22, $7, and $238 in 2013, 2012, and 2011, respectively	82	(12,546)	(8,491)

Other comprehensive loss	(4)	(10,467)	(8,317)

Comprehensive income	$73,569	$57,631	$61,552

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,

	2013	2012
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,644	$45,160
Short-term investments	184,822	105,105
Accounts receivable, less reserves of $1,354 and $1,131 in 2013 and 2012, respectively	53,015	42,387
Inventories	25,694	26,182
Deferred income taxes	7,611	6,369
Prepaid expenses and other current assets	20,265	14,394

Total current assets	332,051	239,597
Long-term investments	229,655	238,255
Property, plant, and equipment, net	37,136	34,820
Deferred income taxes	12,307	15,647
Intangible assets, net	14,723	14,770
Goodwill	81,689	81,689
Other assets	2,138	2,827

	$709,699	$627,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,487	$6,815
Accrued expenses	34,331	29,590
Accrued income taxes	1,263	1,009
Deferred revenue and customer deposits	15,941	12,690

Total current liabilities	61,022	50,104
Reserve for income taxes	4,765	5,216
Commitments and contingencies (Note 10)
Shareholders’ equity (1):
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 86,831 and 86,110 shares in 2013 and 2012, respectively	174	172
Additional paid-in capital	211,440	165,162
Retained earnings	462,131	436,466
Accumulated other comprehensive loss, net of tax	(29,833)	(29,515)

Total shareholders’ equity	643,912	572,285

	$709,699	$627,605

(1)	Prior period amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$73,573	$68,098	$69,869
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	10,620	8,520	8,068
Depreciation of property, plant, and equipment	7,305	6,721	5,529
Amortization of intangible assets	3,797	4,137	4,227
Amortization of discounts or premiums on investments	2,519	5,735	6,383
Realized (gain) loss on sale of investments	403	(1,625)	181
Change in deferred income taxes	2,234	429	(425)
Tax effect of stock option exercises	(7,658)	(3,594)	(4,045)
Changes in operating assets and liabilities:
Accounts receivable	(11,311)	5,035	(2,031)
Inventories	666	1,872	(5,743)
Accrued expenses	5,593	(1,974)	2,747
Accrued income taxes	7,968	3,363	(2,865)
Deferred revenue and customer deposits	3,228	(761)	3,316
Other	(3,482)	5,175	1,064

Net cash provided by operating activities	95,455	101,131	86,275
Cash flows from investing activities:
Purchases of investments	(370,781)	(460,486)	(323,946)
Maturities and sales of investments	296,091	431,510	241,557
Purchases of property, plant, and equipment	(9,630)	(9,878)	(7,820)
Cash paid for purchased technology	(3,750)	-	-

Net cash used in investing activities	(88,070)	(38,854)	(90,209)
Cash flows from financing activities:
Issuance of common stock under stock option plans	27,792	17,468	30,863
Payment of dividends	-	(66,213)	(15,114)
Repurchase of common stock	(47,908)	-	(10,000)
Tax effect of stock option exercises	7,658	3,594	4,045

Net cash provided by (used in) financing activities	(12,458)	(45,151)	9,794
Effect of foreign exchange rate changes on cash and cash equivalents	557	(10,069)	(960)

Net change in cash and cash equivalents	(4,516)	7,057	4,900
Cash and cash equivalents at beginning of year	45,160	38,103	33,203

Cash and cash equivalents at end of year	$40,644	$45,160	$38,103

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2010	82,130	$164	$102,538	$379,826	$(9,217)	$473,311
Issuance of common stock under stock option plans	2,990	6	30,857	-	-	30,863
Stock-based compensation expense	-	-	8,068	-	-	8,068
Excess tax benefit from stock option exercises	-	-	4,045	-	-	4,045
Tax benefit for research and development credits as a result of stock option accounting	-	-	74	-	-	74
Repurchase of common stock	(674)	(2)	(9,998)	-	-	(10,000)
Payment of dividends	-	-	-	(15,114)	-	(15,114)
Net income	-	-	-	69,869	-	69,869
Net unrealized gain on available-for-sale investments, net of tax of $123	-	-	-	-	174	174
Reclassification of net realized loss on the sale of available-for-sale investments	-	-	-	-	181	181
Foreign currency translation adjustment, net of tax of $238	-	-	-	-	(8,491)	(8,491)

Balance as of December 31, 2011	84,446	$168	$135,584	$434,581	$(17,353)	$552,980
Issuance of common stock under stock option plans	1,664	4	17,464	-	-	17,468
Stock-based compensation expense	-	-	8,520	-	-	8,520
Excess tax benefit from stock option exercises	-	-	3,594	-	-	3,594
Payment of dividends	-	-	-	(66,213)	-	(66,213)
Net income	-	-	-	68,098	-	68,098
Net unrealized gain on available-for-sale investments, net of tax of $129	-	-	-	-	2,079	2,079
Reclassification of realized gain on the sale of available-for-sale investments	-	-	-	-	(1,695)	(1,695)
Foreign currency translation adjustment, net of tax of $7	-	-	-	-	(12,546)	(12,546)

Balance as of December 31, 2012	86,110	$172	$165,162	$436,466	$(29,515)	$572,285
Issuance of common stock under stock option plans	2,440	2	27,790	-	-	27,792
Repurchase of common stock	(1,719)	-	-	(47,908)	-	(47,908)
Stock-based compensation expense	-	-	10,620	-	-	10,620
Excess tax benefit from stock option exercises	-	-	7,658	-	-	7,658
Net income	-	-	-	73,573	-	73,573
Net unrealized gain on derivative instruments, net of tax of $13	-	-	-	-	104	104
Tax benefit for research and development credits as a result of stock option accounting	-	-	210	-	-	210
Net unrealized loss on available-for-sale investments, net of tax of $147	-	-	-	-	(190)	(190)
Reclassification of net realized gain on the sale of available-for-sale investments	-	-	-	-	(314)	(314)
Foreign currency translation adjustment, net of tax of $22	-	-	-	-	82	82

Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment, net of tax, is recorded in shareholders’ equity as other comprehensive loss.

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

Cash, Cash Equivalents, and Investments

Money market instruments purchased with original maturities of three months or less are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments, as well as equity securities that the Company intends to sell within one year. Debt securities with remaining maturities greater than one year, as well as a limited partnership interest, are classified as long-term investments. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years.

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

For certain customers in Japan, as part of its customary business practice, the Company accepts promissory notes of up to 180 days after the original credit terms expire. Promissory notes receivable totaled $1,372,000 and $1,211,000 as of December 31, 2013 and 2012, respectively, and are included in “Accounts receivable” on the Consolidated Balance Sheets.

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

Goodwill

Goodwill is stated at cost. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. For the past three years, the Company has performed a qualitative assessment of goodwill (commonly known as “step zero”) to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected),

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management takes into consideration the goodwill valuation under the last quantitative analysis that was performed. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill.

Warranty Obligations

The Company warrants its products to be free from defects in material and workmanship for periods primarily ranging from six months to two years from the time of sale based upon the product being purchased and the terms of the customer arrangement. Warranty obligations are evaluated and recorded at the time of sale since it is probable that customers will make claims under warranties related to products that have been sold and the amount of these claims can be reasonably estimated based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data.

Contingencies

Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies, such as patent infringement matters, are expensed as incurred.

Revenue Recognition

The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. When customer-specified acceptance criteria exists that are substantive, product revenue is deferred until these criteria have been met.

The majority of the Company’s product offerings consist of hardware with embedded software. Under the revenue recognition rules for tangible products, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, and management’s best estimate of selling price (BESP) if neither VSOE nor TPE are available. VSOE is the price charged for a deliverable when it is

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

sold separately. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,656,000 in 2013, $1,792,000 in 2012, and $2,157,000 in 2011.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. The Company has reserved a specific number of shares of its authorized but unissued shares for issuance upon the exercise of stock options. When a stock option is exercised, the Company issues new shares from this pool. The fair values of stock options are estimated on the grant date using a binomial lattice model. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, as of December 31, 2013 and December 31, 2012, consists of foreign currency translation adjustments of $28,630,000 and $28,712,000, respectively; a net unrealized loss on available-for-sale investments of $36,000 and a net unrealized gain on available-for-sale investments of $468,000, respectively; a net unrealized gain on derivative instruments of $104,000 and $0, respectively; and losses on currency swaps, net of gains on long-term intercompany loans of $1,271,000 and $1,271,000, respectively.

Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were net realized gains of $314,000 and $1,695,000 for 2013 and 2012, respectively. Net reclassifications were immaterial in 2011.

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

The Company currently mitigates certain foreign currency exchange rate risk with derivative instruments. Currently, the Company enters into foreign currency forward contracts with one counterparty. If this counterparty experiences financial difficulties, or is otherwise unable to honor the terms of the contract, the Company may experience material losses.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

Derivative Instruments

Derivative instruments are recorded on the Consolidated Balance Sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders’ equity as other comprehensive income (loss), depending upon whether the derivative is designated as a hedge transaction and, if it is, the effectiveness of the hedge. At the inception of the contract, the Company designates foreign currency forward exchange contracts as either a cash flow hedge of certain forecasted foreign currency denominated sales and purchase transactions or as an economic hedge. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in shareholders’ equity as other comprehensive income (loss), and reclassified into earnings in the same period during which the hedged transaction affects earnings and in the same financial statement line item as that of the forecasted transaction. Cash flow hedges are evaluated for effectiveness quarterly. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded as “Foreign currency gain (loss)” on the Consolidated Statements of Operations in the period in which ineffectiveness is determined. Changes in the fair value of the Company’s economic hedges (not designated as a cash flow hedge) are reported in current earnings as “Foreign currency gain (loss)” on the Consolidated Statements of Operations. The cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged item. Generally, this accounting policy election results in cash flows related to derivative instruments being classified as an operating activity on the Consolidated Statements of Cash Flows.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income (loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheets, recognizing changes in the fair value in current earnings, unless it is designated in a new hedging relationship.

The Company recognizes all derivative instruments as either current assets or current liabilities at fair value on the Consolidated Balance Sheets. When the Company is engaged in more than one outstanding derivative contract with the same counterparty and also has a legally enforceable master netting agreement with that counterparty, the “net” mark-to-market exposure represents the netting of the

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Summary of Significant Accounting Policies (continued)

positive and negative exposures with that counterparty. Accordingly, cash flow hedges are presented net on the Consolidated Balance Sheets.

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

Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The amendments in ASU 2013-02 require companies to present information about amounts reclassified out of accumulated other comprehensive income (OCI) to net income, by component. The effect of significant reclassification adjustments being made out of accumulated OCI on the corresponding line items in net income must be presented when the item is reclassified in its entirety during one reporting period. While the new guidance in ASU 2013-12 changes the presentation of accumulated OCI, there are no changes to the components that are recognized in net income or OCI under current accounting guidance. This requirement became effective in the first quarter of our fiscal year ending December 31, 2013. However, prior period comparisons have been restated as well.

Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”

The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. As the Company does not currently have any NOL carryforwards, this guidance will most likely apply to research and development tax credit carryforwrds. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. Management is in the process of evaluating the impact of this update.

Internal Revenue Code Section 263(a)

In September 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts. The final regulations are generally effective for tax years beginning on or after January 1, 2014. Management is in the process of evaluating the impact of these new regulations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  Fair Value Measurements

Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$520	$-
Corporate bonds	-	218,949
Asset-backed securities	-	75,379
Treasury bills	-	73,666
Sovereign bonds	-	27,833
Municipal bonds	-	15,195
Agency bonds	-	1,499
Cash flow hedge forward contracts	-	204
Economic hedge forward contracts	-	6
Liabilities:
Cash flow hedge forward contracts	-	98
Economic hedge forward contracts	-	24

The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1.

The Company’s debt securities and forward contracts are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset and liability, and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial assets and liabilities, and in doing so, considers valuations provided by a large, third-party pricing service. For debt securities, this service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations. The Company’s foreign currency forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks.

The Company did not record an other-than-temporary impairment of these financial assets or liabilities in 2013, 2012, or 2011.

Financial Assets that are Measured at Fair Value on a Non-recurring Basis

The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  Fair Value Measurements (continued)

comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this investment in 2013, 2012, or 2011.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in 2013, 2012, or 2011.

NOTE 4:  Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2013	2012
Cash	$40,124	$34,986
Cash equivalents	-	5,098
Money market instruments	520	5,076

Cash and cash equivalents	40,644	45,160

Corporate bonds	109,040	46,001
Asset-backed securities	53,559	17,666
Sovereign bonds	11,448	3,986
Municipal bonds	9,276	16,224
Agency bonds	1,499	7,482
Treasury bills	-	5,997
Covered bonds	-	5,618
Corporate stock	-	2,131

Short-term investments	184,822	105,105

Corporate bonds	109,909	100,072
Treasury bills	73,666	36,276
Asset-backed securities	21,820	34,710
Sovereign bonds	16,385	10,606
Municipal bonds	5,919	17,846
Agency bonds	-	29,441
Covered bonds	-	5,564
Limited partnership interest (accounted for using cost method)	1,956	3,740

Long-term investments	229,655	238,255

	$455,121	$388,520

The Company’s cash balance included foreign bank balances totaling $32,096,000 and $23,614,000 as of December 31, 2013 and 2012, respectively.

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

In 2012, the Company purchased equity securities, representing stock in a publicly-traded U.S. company, for $2,136,000. This balance was recorded in “Short-term investments” on the Consolidated Balance Sheets, as management considered this to be a trading security. In 2013, management liquidated all shares of this security at an aggregate fair value of $1,429,000, resulting in a realized loss of $702,000 recorded in “Investment income” on the Consolidated Statements of Operations in 2013. The Company recorded an unrealized loss of $5,000 related to this investment as of December 31, 2012.

The following tables summarize the Company’s available-for-sale investments as of December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$108,824	$281	$(65)	$109,040
Asset-backed securities	54,061	13	(515)	53,559
Sovereign bonds	11,445	16	(13)	11,448
Municipal bonds	9,258	18	-	9,276
Agency bonds	1,500	-	(1)	1,499
Long-term:
Corporate bonds	109,457	550	(98)	109,909
Treasury bills	73,801	4	(139)	73,666
Asset-backed securities	21,866	11	(57)	21,820
Sovereign bonds	16,376	35	(26)	16,385
Municipal bonds	5,901	22	(4)	5,919

	$412,489	$950	$(918)	$412,521

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  Cash, Cash Equivalents, and Investments (continued)

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2013 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$61,966	$(139)	$-	$-	$61,966	$(139)
Corporate bonds	58,258	(153)	3,122	(10)	61,380	(163)
Asset-backed securities	35,138	(111)	18,452	(461)	53,590	(572)
Sovereign bonds	15,434	(39)	-	-	15,434	(39)
Municipal bonds	2,581	(4)	-	-	2,581	(4)
Agency bonds	1,499	(1)	-	-	1,499	(1)

	$174,876	$(447)	$21,574	$(471)	$196,450	$(918)

As of December 31, 2013, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.

The Company recorded gross realized gains on the sale of debt securities totaling $508,000 in 2013 and $1,990,000 in 2012, and gross realized losses on the sale of debt securities totaling $194,000 in 2013 and $295,000 in 2012. Gains and losses were immaterial in 2011. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as other comprehensive income (loss). In 2012, management changed the domicile of the subsidiary that held the Company’s Euro-denominated investment portfolio and also changed that subsidiary’s functional currency from the Euro to the U.S. Dollar. As a result of these changes, the investment portfolio was liquidated generating net gains and those funds were converted to U.S. Dollars. These funds were then used to purchase U.S. Dollar-denominated investments during 2012.

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2013 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	Total
Corporate bonds	$109,040	$64,080	$42,686	$3,143	$218,949
Asset-backed securities	53,559	14,917	6,903	-	75,379
Treasury bills	-	16,003	57,663	-	73,666
Sovereign bonds	11,448	8,810	7,575	-	27,833
Municipal bonds	9,276	1,269	2,754	1,896	15,195
Agency bonds	1,499	-	-	-	1,499

	$184,822	$105,079	$117,581	$5,039	$412,521

In 2000, the Company became a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring December 31, 2015. As of December 31, 2013, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  Cash, Cash Equivalents, and Investments (continued)

called by Venrock at any time before December 31, 2015. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made during 2013. The Company received stock distributions totaling $362,000 in 2013 and $2,193,000 in 2012. The Company immediately liquidated these stocks for proceeds of $347,000 and $2,128,000, respectively, resulting in realized losses of $15,000 and $65,000 in 2013 and 2012, respectively. Cash distributions in the amount of $1,422,000 were also received in 2013. All distributions are accounted for as return of capital. As of December 31, 2013, the carrying value of this investment was $1,956,000 compared to an estimated fair value of $4,315,000.

NOTE 5:  Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$13,101	$12,667
Work-in-process	4,472	4,193
Finished goods	8,121	9,322

	$25,694	$26,182

NOTE 6:  Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$3,951	$3,951
Buildings	18,371	18,371
Building improvements	15,711	13,186
Leasehold improvements	5,185	4,925
Computer hardware and software	29,353	26,907
Manufacturing test equipment	14,715	12,876
Furniture and fixtures	3,917	3,790

	91,203	84,006
Less: accumulated depreciation	(54,067)	(49,186)

	$37,136	$34,820

The cost of property, plant, and equipment totaling $1,616,000 and $4,307,000 was removed from both the asset and accumulated depreciation balances in 2013 and 2012, respectively. Losses on these disposals were immaterial in both periods.

Buildings include rental property with a cost basis of $5,750,000 as of December 31, 2013 and 2012, and accumulated depreciation of $2,479,700 and $2,332,000 as of December 31, 2013 and 2012, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  Intangible Assets

Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$28,479	$9,581
Customer contracts and relationships	6,690	5,661	1,029
Completed technologies	4,420	407	4,013
Other	370	270	100

Balance as of December 31, 2013	$49,540	$34,817	$14,723

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$25,193	$12,867
Customer contracts and relationships	6,690	5,310	1,380
Completed technologies	670	311	359
Other	370	206	164

Balance as of December 31, 2012	$45,790	$31,020	$14,770

The cost and related amortization of certain fully-amortized customer contracts totaling $8,535,000 were removed from these accounts in 2012.

In October 2013, the Company paid $3,750,000 to purchase application development software that will run on top of the Company’s existing vision software to make it easier to use and develop custom applications more effectively. This purchased technology will be amortized to “Cost of revenue” on the Consolidated Statements of Operations over its estimated useful life of five years beginning in the second quarter of 2014 when the Company expects to start to sell product that incorporates this software.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2014	$4,213
2015	4,366
2016	3,427
2017	1,617
2018	913
Thereafter	187

$14,723

NOTE 8:  Goodwill

The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  Goodwill (continued)

The changes in the carrying value of goodwill were as follows (in thousands):

	MVSD	SISD	Consolidated
Balance as of December 31, 2011	$77,556	$4,473	$82,029
Foreign currency exchange rate changes	(168)	(172)	(340)

Balance as of December 31, 2012	77,388	4,301	81,689
Foreign currency exchange rate changes	-	-	-

Balance as of December 31, 2013	$77,388	$4,301	$81,689

For its 2013 analysis of goodwill, management elected to perform a qualitative assessment. Based upon this assessment, management does not believe that it is more likely than not that the carrying value of either reporting unit exceeds its fair value. Factors that management considered in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation performed under the last quantitative analysis as of October 4, 2010. At that date, the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119%. As of December 31, 2013, management does not believe any qualitative factors exist that would change the conclusion of their assessment.

NOTE 9:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,

	2013	2012
Company bonuses	$6,880	$5,057
Salaries, commissions, and payroll taxes	6,111	5,563
Vacation	4,598	4,237
Foreign retirement obligations	3,726	3,487
Warranty obligations	3,016	2,256
Japanese consumption taxes	1,372	3,405
Other	8,628	5,585

	$34,331	$29,590

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2011	$2,097
Provisions for warranties issued during the period	1,725
Fulfillment of warranty obligations	(1,609)
Foreign exchange rate changes	43

Balance as of December 31, 2012	2,256
Provisions for warranties issued during the period	2,770
Fulfillment of warranty obligations	(2,114)
Foreign exchange rate changes	104

Balance as of December 31, 2013	$3,016

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  Commitments and Contingencies

Commitments

As of December 31, 2013, the Company had outstanding purchase orders totaling $3,470,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2014.

The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2021 and are accounted for as operating leases. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $5,772,000 in 2013, $5,806,000 in 2012, and $5,557,000 in 2011. Future minimum rental payments under these agreements are as follows (in thousands):

Year Ending December 31,	Amount
2014	$5,560
2015	4,259
2016	2,480
2017	1,416
2018	775
Thereafter	2,153

$16,643

The Company owns buildings adjacent to its corporate headquarters that are currently occupied with tenants who have lease agreements that expire at various dates through 2021. Annual rental income totaled $676,000 in 2013, $854,000 in 2012, and $791,000 in 2011. Rental income and related expenses are included in “Other income (expense)” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ending December 31,	Amount
2014	$1,408
2015	1,658
2016	1,660
2017	1,415
2018	1,009
Thereafter	2,451

$9,601

Contingencies

In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. This matter is ongoing.

In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  Commitments and Contingencies (continued)

induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In July 2009, the ITC issued an order that it would institute an investigation based upon the Company’s assertions. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the ITC issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. In December 2013, the Federal Circuit affirmed the ITC’s finding of non-infringement, but did not address the ITC’s finding regarding validity. This matter is ongoing.

In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company. The lawsuit seeks to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company is also seeking monetary damages resulting from the alleged infringement. Both parties have filed motions for summary judgment and a hearing on these motions was held in October 2013. Trial was originally scheduled for October 2013, but has been moved to April 2014. This matter is ongoing.

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

NOTE 11:  Guarantees

In the ordinary course of business, the Company enters into guarantee contracts with certain customers, generally in the Company’s Surface Inspection Systems Division (SISD) business. These guarantees are collateralized by standby letters of credit (LOC) which can be grouped into three categories: (1) bank guarantees which may require the Company to return a customer’s initial payment if the Company cannot deliver the order; (2) warranty bonds which may require the Company to resolve warranty issues within a specified time period; and (3) performance bonds which include a combination of the above two options. The type of LOC is generally determined based upon customer request and the guarantee amount represents the maximum potential amount of future payments. All of the Company’s LOCs are with the same counterparty and they do not contain any recourse provisions or collateral obligations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:  Guarantees (continued)

The following table details the letters of credit outstanding as of December 31, 2013 (in thousands):

Type	Guarantee Amount	Guarantee due date
Performance Bonds	$399	Various from January 2014 to July 2016
Bank Guarantees	420	Various from January 2014 to May 2014
Warranty Bonds	1,127	Various from January 2014 to June 2016

	$1,946

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

NOTE 12:  Indemnification Provisions

Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify current or former directors and officers of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. The maximum potential amount of future payments the Company could be required to make under these provisions is unlimited. The Company has never incurred significant costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

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

NOTE 13:  Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently mitigates certain foreign

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  Derivative Instruments (continued)

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

•

Functional currency/reporting currency exchange rate exposures from the revaluation of the assets and liabilities of our foreign subsidiaries, whose functional currency is generally their local currency, to the Company’s reporting currency, which is the U.S. Dollar. The net effect of these translation gains and losses are reported in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and also on the Consolidated Statements of Comprehensive Income.

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Currently, the Company enters into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets and liabilities being hedged. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company’s foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  Derivative Instruments (continued)

The Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk (in thousands):

	As of December 31, 2013		As of December 31, 2012
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	625,000	$6,122	-	$-
Hungarian Forint	570,175	2,603	-	-
Singapore Dollar	2,867	2,346	-	-
British Pound	613	1,010	-	-
Canadian Dollar	985	932	-	-
Derivatives Not Designated as Hedging Instruments:
Euro	2,828	$3,887	2,743	$3,590
Japanese Yen	294,500	2,797	-	-
British Pound	1,100	1,820	-	-
Chinese Renminbi	9,000	1,467	-	-
Taiwanese Dollar	27,000	908	-	-
Korean Won	650,000	620	-	-
Hungarian Forint	123,000	568	-	-
Brazilian Real	250	106	-	-

Information regarding the fair value of the forward contracts outstanding as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$204	$-	Accrued expenses	$98	$-
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$6	$44	Accrued expenses	$24	$14

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  Derivative Instruments (continued)

Information regarding the effect of the derivative instruments, net of the underlying exposure, on the consolidated financial statements for each of the periods presented were as follows (in thousands):

	Location in Financial Statements	2013	2012	2011
Derivatives Designated as Hedging Instruments:
Gains (losses) in Shareholders’ equity on derivatives (effective portion)	Accumulated other comprehensive income (loss)	$104	$-	$-
Gains (losses) recognized in earnings on derivatives (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$-	$-	$-
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in earnings	Foreign currency gain (loss)	$(193)	$(722)	$34

The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods (in thousands):

Beginning balance December 31, 2012	$-
Amount reclassified to earnings	-
Net change	104

Ending balance December 31, 2013	$104

The net amount of existing gains and losses expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $111,000.

NOTE 14:  Shareholders’ Equity

Preferred Stock

The Company has 400,000 shares of authorized but unissued $.01 par value preferred stock.

Common Stock

Each outstanding share of common stock entitles the record holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are also entitled to dividends when and if declared by the Company’s Board of Directors.

In July 2013, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, on the shares of the Company’s common stock. Each shareholder of record on August 26, 2013, received an additional share of common stock for each share of common stock then held. The stock was distributed on September 16, 2013. The Company retained the current par value of $0.002 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, number of shares repurchased, per-share amounts, and stock option data related to the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Stockholders’ equity reflects the stock split by reclassifying from “Additional paid in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:  Shareholders’ Equity (continued)

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

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of common stock to shareholders of record as of the close of business on December 5, 2008. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owning 15% or more of the common stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. As of December 31, 2013, the Company had repurchased a total of 3,578,000 shares at a cost of $50,000,000 under this program, including 827,000 shares at a cost of $20,000,000 in 2013. Stock repurchases under this program are now complete. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in the third quarter of 2013 upon completion of the 2008 program. In 2013, the Company repurchased a total of 892,000 shares at a cost of $27,908,000 under this 2011 program. The Company may repurchase shares under the 2011 program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

Dividends

The Company’s Board of Directors declared and paid a cash dividend of $0.05 per share in the first quarter of 2012, and $0.055 per share in the second, third, and fourth quarters of 2012. The Company also declared and paid an additional $0.055 dividend in the fourth quarter of 2012 that would normally be declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to the accelerated payments, no cash dividends were declared or paid in 2013. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Stock-Based Compensation

Stock Option Plans

The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of December 31, 2013, the Company had 11,165,480 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	7,118	$12.78
Granted	1,740	21.47
Exercised	(2,445)	11.37
Forfeited or expired	(275)	16.39

Outstanding as of December 31, 2013	6,138	$15.65	7.2	$138,302

Exercisable as of December 31, 2013	1,678	$11.72	5.3	$44,386

Options vested or expected to vest at December 31, 2013 (1)	5,541	$15.32	7.1	$126,670

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free rate	2.0%	2.0%	2.9%
Expected dividend yield	-%	1.2%	1.1%
Expected volatility	42%	44%	43%
Expected term (in years)	5.8	5.7	5.5

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Stock-Based Compensation (continued)

Expected volatility

The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.

Expected term

The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.

The weighted-average grant-date fair value of stock options granted was $8.21 in 2013, $6.58 in 2012, and $6.16 in 2011.

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 71% of its stock options granted to senior management and 69% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 12% to all unvested options for senior management and a rate of 13% for all other employees. The Company revised its estimated forfeiture rates in the first quarter of 2013 and 2012 and the second quarter of 2011, resulting in an increase to compensation expense of $300,000 and $200,000 in 2013 and 2012, respectively, and a reduction to compensation expense of $80,000 in 2011.

The total stock-based compensation expense and the related income tax benefit recognized was $10,620,000 and $3,482,000, respectively, in 2013, $8,520,000 and $2,772,000, respectively, in 2012, and $8,068,000 and $2,660,000, respectively, in 2011. No compensation expense was capitalized in 2013, 2012, or 2011.

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Product cost of revenue	$747	$581	$456
Service cost of revenue	177	161	172
Research, development, and engineering	2,585	2,149	2,268
Selling, general, and administrative	7,111	5,629	5,172

	$10,620	$8,520	$8,068

The total intrinsic value of stock options exercised was $32,096,000 in 2013, $16,296,000 in 2012, and $20,108,000 in 2011. The total fair value of stock options vested was $9,717,000 in 2013, $9,362,000 in 2012, and $10,202,000 in 2011.

As of December 31, 2013, total unrecognized compensation expense related to non-vested stock options was $8,464,000, which is expected to be recognized over a weighted-average period of 1.18 years.

NOTE 16:  Employee Savings Plan

Under the Company’s Employee Savings Plan, a defined contribution plan, U.S. employees who have attained age 21 may contribute up to 25% of their salary on a pretax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company currently contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 3% of an employee’s pretax salary. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:  Employee Savings Plan (continued)

continuous employment with the Company, respectively. Company contributions totaled $1,423,000 in 2013, $1,362,000 in 2012, and $1,218,000 in 2011. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.

NOTE 17:  Taxes

Domestic income before taxes was $29,576,000 in 2013, $36,754,000 in 2012, and $24,836,000 in 2011. Foreign income before taxes was $58,310,000 in 2013, $49,876,000 in 2012, and $62,281,000 in 2011.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$8,720	$11,284	$6,711
State	721	789	806
Foreign	3,167	5,790	10,519

	12,608	17,863	18,036
Deferred:
Federal	1,580	428	(812)
State	119	36	34
Foreign	6	205	(10)

	1,705	669	(788)

	$14,313	$18,532	$17,248

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax provision at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1	1	1
Foreign tax rate differential	(17)	(14)	(15)
Tax credit	(1)	-	(1)
Discrete tax events	(3)	-	-
Other	1	(1)	-

Income tax provision	16%	21%	20%

The effective tax rate for 2013 included the impact of the following discrete events: (1) a decrease in tax expense of $1,790,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. Interest and penalties included in these amounts was a decrease to tax expense of $854,000.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:  Taxes (continued)

The effective tax rate for 2012 included the impact of the following discrete events: (1) a decrease in tax expense of $441,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $101,000 from the write-down of a non-current deferred tax asset based upon a change in the tax rate in Japan, and (3) an increase in tax expense of $84,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns. Interest and penalties included in these amounts was a decrease to tax expense of $58,000.

The effective tax rate for 2011 included the impact of the following discrete events: (1) a decrease in tax expense of $808,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $155,000 from the finalization of the Advanced Pricing Agreement between Japan and Ireland, partially offset by, (3) an increase in tax expense of $574,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (4) an increase in tax expense of $201,000 from the write-down of a noncurrent deferred tax asset based upon a change in the tax rate in Japan. Interest and penalties included in these amounts was a decrease to tax expense of $2,000.

The changes in the reserve for income taxes, excluding interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2011	$4,148
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	43
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	642
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(424)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(385)

Balance of reserve for income taxes as of December 31, 2012	4,024
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	438
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,048
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	-
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,102)

Balance of reserve for income taxes as of December 31, 2013	$4,408

The Company’s reserve for income taxes, including gross interest and penalties, was $4,765,000 and $5,216,000, as of December 31, 2013 and December 31, 2012, respectively, all of which was classified as non-current. The amount of gross interest and penalties included in these balances was $357,000 and $1,192,000 as of December 31, 2013 and December 31, 2012, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $450,000 to $550,000 over the next twelve months.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:  Taxes (continued)

The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2010 through 2012 remain open to examination by various taxing authorities, while the tax years 2009 through 2012 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Internal Revenue Service is currently auditing the Company’s U.S. Federal tax returns for years 2010 and 2011. The Company believes it is adequately reserved for these years.

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

Deferred tax assets consisted of the following (in thousands):

	December 31,
	2013	2012
Current deferred tax assets:
Inventory and revenue related	$5,614	$4,303
Bonuses, commissions, and other compensation	1,377	1,280
Other	1,292	1,093

Gross current deferred tax assets	8,283	6,676
Valuation allowance	(672)	(307)

Net current deferred tax assets	$7,611	$6,369

Noncurrent deferred tax assets:
Stock-based compensation expense	$7,488	$7,242
Federal and state tax credit carryforwards	5,418	9,747
Depreciation	1,831	1,819
Acquired completed technologies and other intangible assets	835	1,119
Unrealized investment gains and losses	601	1,075
Correlative tax relief and deferred interest related to reserves	252	520
Capital loss carryforward	-	373
Acquired in-process technology	-	90
Other	1,178	1,960

Gross noncurrent deferred tax assets	17,603	23,945
Noncurrent deferred tax liabilities:
Nondeductible intangible assets	(3,662)	(4,945)
Other	(548)	(2,171)

Gross noncurrent deferred tax liabilities	(4,210)	(7,116)
Valuation allowance	(1,086)	(1,182)

Net noncurrent deferred tax assets	$12,307	$15,647

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:  Taxes (continued)

In 2013, the Company recorded a valuation allowance of $642,000, which includes an allowance of $628,000 for current-year state research and experimentation tax credits that were not considered to be realizable. Partially offsetting this increase was a decrease to a valuation allowance of $373,000 against certain capital losses that are no longer realizable. The total net change in the valuation allowance in the current year is an increase of $269,000. The state research and development tax credits may be utilized in a future period, and the reserve associated with these credits will be reversed in the period when it is determined that the credits can be utilized to offset future federal and state income tax liabilities. In addition, the Company had $5,050,000 of state research and experimentation tax credit carryforwards, net of federal tax, as of December 31, 2013, which will begin to expire in 2016.

If certain of the Company’s tax liabilities were paid, the Company would receive correlative tax relief in other jurisdictions. Accordingly, the Company has recognized a deferred tax asset in the amount of $252,000 as of December 31, 2013, which represents this correlative tax relief and deferred interest.

The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $3,662,000 as of December 31, 2013.

While the deferred tax assets, net of valuation allowance, are not assured of realization, management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized. In reaching this conclusion, we have evaluated certain relevant criteria including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating losses, and other carryforwards. Should the Company fail to generate sufficient pretax profits in future periods, we may be required to establish valuation allowances against these deferred tax assets, resulting in a charge to income in the period of determination.

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

The Company recorded $354,000 and $141,000 of other income in the first quarters of 2013 and 2012, respectively, upon the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority.

Cash paid for income taxes totaled $8,831,000 in 2013, $13,551,000 in 2012, and $18,389,000 in 2011.

NOTE 18:  Weighted Average Shares

In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:  Weighted Average Shares (continued)

Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,

	2013	2012	2011
Basic weighted-average common shares outstanding	86,946	85,666	83,718
Effect of dilutive stock options	1,955	1,614	1,806

Diluted weighted-average common and common-equivalent shares outstanding	88,901	87,280	85,524

Stock options to purchase 1,385,901, 1,790,911, and 2,003,000 shares of common stock, on a weighted-average basis, were outstanding in 2013, 2012, and 2011, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

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

The following table summarizes information about the Company’s segments (in thousands):

	MVSD	SISD	Reconciling Items	Consolidated
Year Ended December 31, 2013
Product revenue	$298,186	$28,600		$326,786
Service revenue	9,465	17,635		27,100
Depreciation and amortization	9,569	1,078	$455	11,102
Goodwill and intangibles	90,718	5,694	-	96,412
Operating income	99,383	8,990	(22,005)	86,368
Year Ended December 31, 2012
Product revenue	$263,308	$32,280		$295,588
Service revenue	10,388	18,303		28,691
Depreciation and amortization	9,505	963	$390	10,858
Goodwill and intangibles	90,390	6,069	-	96,459
Operating income	89,378	11,941	(17,912)	83,407
Year Ended December 31, 2011
Product revenue	$264,956	$32,354		$297,310
Service revenue	8,717	15,887		24,604
Depreciation and amortization	8,445	908	$403	9,756
Goodwill and intangibles	94,322	6,617	-	100,939
Operating income	94,201	10,301	(19,147)	85,355

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

No customer accounted for greater than 10% of total revenue in 2013, 2012, or 2011.

The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Japan	Other	Total
Year Ended December 31, 2013
Product revenue	$103,610	$104,497	$33,763	$84,916	$326,786
Service revenue	13,505	6,012	4,103	3,480	27,100
Long-lived assets	118,619	5,059	1,732	10,276	135,686
Year Ended December 31, 2012
Product revenue	$87,877	$95,376	$38,151	$74,184	$295,588
Service revenue	13,248	6,083	5,043	4,317	28,691
Long-lived assets	120,596	4,939	2,229	6,342	134,106
Year Ended December 31, 2011
Product revenue	$87,166	$100,984	$45,295	$63,865	$297,310
Service revenue	10,796	6,343	4,147	3,318	24,604
Long-lived assets	121,174	10,811	2,773	952	135,710

Revenue is presented geographically based upon the customer’s country of domicile.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
	(In thousands, except per share amounts)
Revenue	$80,892	$86,510	$90,788	$95,696
Gross margin	61,469	65,360	69,440	73,537
Operating income	17,981	20,173	23,379	24,835
Net income	15,583	16,820	20,727	20,443
Basic net income per share (1)	0.18	0.19	0.24	0.23
Diluted net income per share (1)	0.18	0.19	0.23	0.23

	Quarter Ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share amounts)
Revenue	$77,709	$84,326	$80,076	$82,168
Gross margin	58,651	63,777	60,570	61,786
Operating income	17,741	23,350	21,803	20,513
Net income	14,282	19,767	17,805	16,244
Basic net income per share (1)	0.17	0.23	0.21	0.19
Diluted net income per share (1)	0.16	0.23	0.20	0.19

(1)	Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statement of Cognex Corporation and subsidiaries referred to in our report dated February 13, 2014, which is included in the 2013 Annual Report on Form 10-K of Cognex Corporation. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 13, 2014

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
(In thousands)
Reserve for Uncollectible Accounts:
2013	$1,131	$286	$-	$(77	) (a)	$14	(b)	$1,354
2012	$1,240	$63	$-	$(184	) (a)	$12	(b)	$1,131
2011	$1,235	$173	$-	$(154	) (a)	$(14	) (b)	$1,240
Reserve for Excess and Obsolete Inventory:
2013	$3,414	$2,368	$-	$(1,009	) (a)	$120	(c)	$4,893
2012	$4,359	$949	$-	$(1,924	) (a)	$30	(c)	$3,414
2011	$5,052	$1,078	$-	$(1,688	) (a)	$(83	) (c)	$4,359
Deferred Tax Valuation Allowance:
2013	$1,489	$642	$-	$(373)		-		$1,758
2012	$3,400	$546	$-	$(2,457)		-		$1,489
2011	$373	$3,027	$-	$-		-		$3,400

(a)	Specific write-offs
(b)	Collections of previously written-off accounts and foreign currency exchange rate changes
(c)	Foreign currency exchange rate changes

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL	DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosure during 2013 or 2012.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cognex Corporation:

We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 13, 2014

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company’s website, www.cognex.com under “Company-Investor Information-Governance”. The Company intends to disclose on its website any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or The NASDAQ Stock Market LLC.

ITEM 11:  EXECUTIVE COMPENSATION

Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 and is incorporated herein by reference.

The following table provides information as of December 31, 2013 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders (4)	2,154,612 (1)	$13.2375	11,165,480 (2)
Equity compensation plans not approved by shareholders (4)	3,983,286 (3)	16.9513	-

	6,137,898	$15.6476	11,165,480

(1)	Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1998 Stock Incentive Plan, and 2007 Stock Option and Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Option and Incentive Plan and 2001 General Stock Option Plan, as amended and restated.
(3)	Includes shares to be issued upon the exercise of outstanding options granted prior to shareholder approval under the 2001 General Stock Option Plan, as amended and restated.
(4)	All references made to share or per share amounts have been adjusted to reflect the two-for-one stock split which occurred in the third quarter of 2013.

The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 14,220,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 6,211,120 stock options have been granted under the 2001 General Stock Option Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 and is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 and is incorporated herein by reference.

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

Signature	Title	Date

/s/ Robert J. Shillman Robert J. Shillman	Chairman of the Board of Directors and Chief Culture Officer	February 13, 2014

/s/ Robert J. Willett Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 13, 2014

/s/ Richard A. Morin Richard A. Morin	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	February 13, 2014

/s/ Patrick Alias Patrick Alias	Director	February 13, 2014

/s/ Theodor Krantz Theodor Krantz	Director	February 13, 2014

/s/ Jeffrey Miller Jeffrey Miller	Director	February 13, 2014

/s/ J. Bruce Robinson J. Bruce Robinson	Director	February 13, 2014

/s/ Anthony Sun Anthony Sun	Director	February 13, 2014

/s/ Reuben Wasserman Reuben Wasserman	Director	February 13, 2014

EXHIBIT INDEX

EXHIBIT NUMBER
3A	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
3B	Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
3C	By-laws of Cognex Corporation, as amended and restated through December 5, 2013 (incorporated by reference to Exhibit 3.1 of Cognex’s Current Report on Form 8-K filed on December 10, 2013 [File No. 1-34218])
4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])
4B	Shareholder Rights Agreement, dated December 4, 2008, between Cognex Corporation and National City Bank (incorporated by reference to Exhibit 4.1 to Cognex’s Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])
10A *	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10B *	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10C *	Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10C of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10D *	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10E *	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10F *	Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10F of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2011 [File No. 1-34218])
10G *	Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10G of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10H *	Cognex Corporation 2001 General Stock Option Plan, as amended and restated (incorporated by reference to Appendix to the Company’s Proxy Statement filed on October 19, 2011 [File No. 001-34218])
10I *	First Amendment to Cognex Corporation 2001 General Stock Option Plan (incorporated by reference to Exhibit 10.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 [File No. 1-34218])

10J *	Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10J of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10K *	First Amendment to Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 [File No. 1-34218])
10L *	Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias, Anthony Sun and Reuben Wasserman (incorporated by reference to Exhibit 10K of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10M *	Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10L of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10N *	Form of Stock Option Agreement (Non-Qualified) under 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10Q of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
10O *	Supplemental Retirement and Deferred Compensation Plan effective April 1, 1995 (incorporated by reference to Exhibit 10S of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
10P *	Summary of Annual Bonus Program (incorporated by reference to Exhibit 10Q of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10Q *	Summary of Director Compensation (filed herewith)
10R *	Form of Indemnification Agreement with each of the Directors of Cognex Corporation (filed herewith)
10S *	Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (filed herewith)
10T *	Amendment to Employment Agreement with Robert Willett, dated November 14, 2008 (filed herewith)
10U *	Form of Stock Option Agreement (Non-Qualified) under 2007 Stock Option and Incentive Plan (filed herewith)
10V *	Letter from the Company to Richard A. Morin regarding Stock Option Agreements (filed herewith)
14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in xBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011; (iii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.

*    Indicates management contract or compensatory plan or arrangement