Form 10-Q
period 2014-03-30
COGNEX CORP
filed 2014-04-30
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2014 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of March 30, 2014, there were 86,840,001 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
Revenue
Product	$83,569	$74,672
Service	7,360	6,220
	90,929	80,892
Cost of revenue
Product	17,286	16,464
Service	3,798	2,959
	21,084	19,423
Gross margin
Product	66,283	58,208
Service	3,562	3,261
	69,845	61,469
Research, development, and engineering expenses	12,502	11,321
Selling, general, and administrative expenses	34,900	32,167
Operating income	22,443	17,981
Foreign currency gain (loss)	(110)	63
Investment income	787	392
Other income (expense)	(273)	117
Income before income tax expense	22,847	18,553
Income tax expense	4,341	2,970
Net income	$18,506	$15,583
Earnings per weighted-average common and common-equivalent share (1):
Basic	$0.21	$0.18
Diluted	$0.21	$0.18
Weighted-average common and common-equivalent shares outstanding (1):
Basic	86,879	86,522
Diluted	89,259	88,260

(1)	Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three-months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
Net income	$18,506	$15,583
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in net unrealized gain (loss), net of tax of ($16) and $0 in 2014 and 2013, respectively	(166)	—
Reclassification adjustments for loss (gain) included in net income	33	—
Net change related to cash flow hedges	(199)	—

Available-for-sale investments:
Change in net unrealized gain (loss), net of tax of $113 and $42 in 2014 and 2013, respectively	518	142
Reclassification adjustments for loss (gain) included in net income	(501)	(31)
Net change related to available-for-sale investments	1,019	173

Currency translation adjustments:
Change in currency translation adjustments, net of tax of $7 and ($227) in 2014 and 2013, respectively	445	(2,494)
Net change related to currency translation adjustments	445	(2,494)

Other comprehensive income (loss), net of tax	1,265	(2,321)
Total comprehensive income	$19,771	$13,262

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,463	$40,644
Short-term investments	41,777	184,822
Accounts receivable, less reserves of $1,328 and $1,354 in 2014 and 2013, respectively	51,947	53,015
Inventories	28,434	25,694
Deferred income taxes	7,463	7,611
Prepaid expenses and other current assets	17,797	20,265
Total current assets	189,881	332,051
Long-term investments	379,916	229,655
Property, plant, and equipment, net	37,826	37,136
Deferred income taxes	12,288	12,307
Intangible assets, net	13,807	14,723
Goodwill	81,689	81,689
Other assets	2,110	2,138
	$717,517	$709,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,671	$9,487
Accrued expenses	26,140	34,331
Accrued income taxes	276	1,263
Deferred revenue and customer deposits	16,443	15,941
Total current liabilities	52,530	61,022
Reserve for income taxes	3,939	4,765
Commitments and contingencies (Note 7)
Shareholders’ equity (1):
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 86,840 and 86,831 shares in 2014 and 2013, respectively	174	174
Additional paid-in capital	223,560	211,440
Retained earnings	466,350	462,131
Accumulated other comprehensive loss, net of tax	(29,036)	(29,833)
Total shareholders’ equity	661,048	643,912
	$717,517	$709,699

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
Cash flows from operating activities:
Net income	$18,506	$15,583
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,004	3,298
Depreciation of property, plant, and equipment	1,990	1,828
Amortization of intangible assets	916	961
Amortization of discounts or premiums on investments	896	758
Realized gain on sale of investments	(501)	(31)
Tax effect of stock option exercises	(2,165)	(1,376)
Change in deferred income taxes	127	(1,371)
Change in operating assets and liabilities	(6,312)	(860)
Net cash provided by operating activities	17,461	18,790
Cash flows from investing activities:
Purchases of investments	(124,734)	(76,694)
Maturities and sales of investments	117,753	48,248
Purchases of property, plant, and equipment	(2,685)	(1,908)
Net cash used in investing activities	(9,666)	(30,354)
Cash flows from financing activities:
Issuance of common stock under stock option plans	5,951	9,168
Repurchase of common stock	(14,287)	—
Tax effect of stock option exercises	2,165	1,376
Net cash provided by (used in) financing activities	(6,171)	10,544
Effect of foreign exchange rate changes on cash and cash equivalents	195	(1,383)
Net change in cash and cash equivalents	1,819	(2,403)
Cash and cash equivalents at beginning of period	40,644	45,160
Cash and cash equivalents at end of period	$42,463	$42,757

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912
Issuance of common stock under stock option plans	389	—	5,951	—	—	5,951
Repurchase of common stock	(380)	—	—	(14,287)	—	(14,287)
Stock-based compensation expense	—	—	4,004	—	—	4,004
Excess tax benefit from stock option exercises	—	—	2,165	—	—	2,165
Net income	—	—	—	18,506	—	18,506
Net unrealized loss on cash flow hedges, net of tax of $16	—	—	—	—	(199)	(199)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	33	33
Net unrealized gain on available-for-sale investments, net of tax of $113	—	—	—	—	1,019	1,019
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(501)	(501)
Foreign currency translation adjustment, net of tax of $7	—	—	—	—	445	445
Balance as of March 30, 2014 (unaudited)	86,840	$174	$223,560	$466,350	$(29,036)	$661,048

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of March 30, 2014, and the results of its operations for the three-month periods ended March 30, 2014 and March 31, 2013, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 30, 2014 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of March 30, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$5,723	$—
Corporate bonds	—	224,352
Treasury bills	—	86,804
Asset-backed securities	—	74,885
Sovereign bonds	—	20,417
Municipal bonds	—	11,779
Agency bonds	—	1,500
Cash flow hedge forward contracts	—	33
Liabilities:
Cash flow hedge forward contracts	—	112
The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1.
The Company’s debt securities and forward contracts are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial assets and liabilities, and in doing so, considers valuations provided by a large, third-party pricing service. For debt securities, this service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations. The Company's forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks.
The Company did not record an other-than-temporary impairment of these financial assets or liabilities during the three-month period ended March 30, 2014.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the three-month period ended March 30, 2014.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month period ended March 30, 2014.
NOTE 3: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	March 30, 2014	December 31, 2013
Cash	$36,740	$40,124
Money market instruments	5,723	520
Cash and cash equivalents	42,463	40,644
Corporate bonds	33,585	109,040
Municipal bonds	4,766	9,276
Sovereign bonds	3,016	11,448
Asset-backed securities	410	53,559
Agency bonds	—	1,499
Short-term investments	41,777	184,822
Corporate bonds	190,767	109,909
Treasury bills	86,804	73,666
Asset-backed securities	74,475	21,820
Sovereign bonds	17,401	16,385
Municipal bonds	7,013	5,919
Agency bonds	1,500	—
Limited partnership interest	1,956	1,956
Long-term investments	379,916	229,655
	$464,156	$455,121
The Company’s investment portfolio includes corporate bonds, municipal bonds, sovereign bonds, asset-backed securities, treasury bills, and agency bonds. Corporate bonds consist of debt securities issued by both domestic and foreign companies; municipal bonds consist of debt securities issued by state and local government entities; sovereign bonds consist of direct debt issued by foreign governments; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by both the U.S. and foreign governments; and agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of March 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$33,480	$105	$—	$33,585
Municipal bonds	4,758	8	—	4,766
Sovereign bonds	2,996	20	—	3,016
Asset-backed securities	410	—	—	410
Long-term:
Corporate bonds	190,185	680	(98)	190,767
Treasury bills	86,941	2	(139)	86,804
Asset-backed securities	74,471	69	(65)	74,475
Sovereign bonds	17,367	52	(18)	17,401
Municipal bonds	6,968	45	—	7,013
Agency bonds	1,500	—	—	1,500
	$419,076	$981	$(320)	$419,737
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of March 30, 2014 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$55,024	$(98)	$—	$—	$55,024	$(98)
Asset-backed securities	23,535	(38)	8,456	(27)	31,991	(65)
Sovereign bonds	3,347	(18)	—	—	3,347	(18)
Treasury bills	82,753	(139)	—	—	82,753	(139)
	$164,659	$(293)	$8,456	$(27)	$173,115	$(320)
As of March 30, 2014, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $512,000 and $11,000, respectively, during the three-month period ended March 30, 2014 and $50,000 and $19,000, respectively, during the three-month period ended March 31, 2013. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of March 30, 2014 (in thousands):

	1 Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$33,585	$64,435	$94,424	$2,428	$29,480	$—	$224,352
Treasury bills	—	32,317	54,487	—	—	—	86,804
Asset-backed securities	410	5,287	14,663	29,396	21,243	3,886	74,885
Sovereign bonds	3,016	12,502	4,899	—	—	—	20,417
Municipal bonds	4,766	3,981	1,475	1,557	—	—	11,779
Agency bonds	—	—	1,500	—	—	—	1,500
	$41,777	$118,522	$171,448	$33,381	$50,723	$3,886	$419,737

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2015. As of March 30, 2014, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the three-month period ended March 30, 2014.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	March 30, 2014	December 31, 2013
Raw materials	$12,958	$13,101
Work-in-process	7,521	4,472
Finished goods	7,955	8,121
	$28,434	$25,694
NOTE 5: Intangible Assets and Goodwill
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the three-month period ended March 30, 2014 that would indicate a potential impairment of goodwill or other intangible assets.
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
The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2013	$3,016
Provisions for warranties issued during the period	759
Fulfillment of warranty obligations	(524)
Foreign exchange rate changes	8
Balance as of March 30, 2014	$3,259
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table details the letters of credit outstanding as of March 30, 2014:

Type	Guarantee Amount (in thousands)	Guarantee Due Date
Warranty bonds	$976	Various from April 2014 to June 2016
Performance bonds	398	Various from June 2014 to July 2016
Bank guarantees	373	Various from April 2014 to July 2014
	$1,747
The Company evaluates losses for guarantees under accounting for contingencies. The Company considers such factors as the degree of probability that the Company would be required to satisfy the guarantee and the ability to make a reasonable estimate of the loss. To date, the Company has not incurred any losses as a result of these obligations, and therefore, has not recorded any liability related to such obligation in its financial statements. The fair value of the Company’s outstanding guarantees is immaterial for all periods presented.
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
The Company faces exposure to foreign currency exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. The Company faces two types of foreign currency exchange rate exposures:

•
Transactional currency/functional currency exchange rate exposures from transactions that are denominated in currencies other than the functional currency of the subsidiary. These transaction gains and losses are reported in "Foreign currency gain (loss)" on the Consolidated Statements of Operations.

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

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Currently, the Company enters into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are largely offset by changes in the fair value of the assets and liabilities being hedged. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company's foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk (in thousands):

	As of March 30, 2014		As of December 31, 2013
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	665,000	$6,514	625,000	$6,122
Hungarian Forint	639,750	2,872	570,175	2,603
Singapore Dollar	3,049	2,472	2,867	2,346
British Pound	673	1,112	613	1,010
Canadian Dollar	1,199	1,107	985	932
Derivatives Not Designated as Hedging Instruments:
Euro	—	$—	2,828	$3,887
Japanese Yen	—	—	294,500	2,797
British Pound	—	—	1,100	1,820
Chinese Renminbi	—	—	9,000	1,467
Taiwanese Dollar	—	—	27,000	908
Korean Won	—	—	650,000	620
Hungarian Forint	—	—	123,000	568
Brazilian Real	—	—	250	106
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 30, 2014	December 31, 2013	Sheet Location	March 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$33	$204	Accrued expenses	$112	$98
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$—	$6	Accrued expenses	$—	$24

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with one counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	March 30, 2014	December 31, 2013		March 30, 2014	December 31, 2013
Gross amounts of recognized assets	$38	$210	Gross amounts of recognized liabilities	$128	$122
Gross amounts offset	(5)	—	Gross amounts offset	(16)	—
Net amount of assets presented	33	210	Net amount of liabilities presented	112	122
Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		March 30, 2014	March 31, 2013
Derivatives Designated as Hedging Instruments:
Gains (losses) in Shareholders' equity on derivatives (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(62)	$—
Gains (losses) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Product revenue	$13	$—
	Research, development, and engineering expenses	(30)	—
	Selling, general, and administrative expenses	(16)	—
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into net income	$(33)	$—
Gains (losses) recognized in net income on derivatives (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in net income	Foreign currency gain (loss)	$(152)	$203
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

	Three-months ended
	March 30, 2014	March 31, 2013
Beginning balance	$104	$—
Amount of loss (gain) reclassified to net income	33	—
Change in fair value of derivative instruments	(199)	—
Ending balance	$(62)	$—
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into net income within the next twelve months are $66,000.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist solely of stock option grants. As of March 30, 2014, the Company had 10,024,230 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date.
The following table summarizes the Company’s stock option activity for the three-month period ended March 30, 2014:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	6,138	$15.65
Granted	1,206	39.31
Exercised	(396)	15.02
Forfeited or expired	(73)	18.02
Outstanding as of March 30, 2014	6,875	$19.80	7.4	$98,435
Exercisable as of March 30, 2014	2,481	$13.59	5.8	$48,212
Options vested or expected to vest at March 30, 2014 (1)	6,130	$18.93	7.2	$92,123
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	March 30, 2014	March 31, 2013
Risk-free rate	2.7%	2.1%
Expected dividend yield	—%	—%
Expected volatility	41%	42%
Expected term (in years)	5.4	5.9
Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
Generally, the current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors and dividing that result by the closing stock price on the grant date. However, in the fourth quarter of 2012, the Company paid the full annual dividends for 2013 and 2014 in advance, and therefore, the dividend yield for those years has been adjusted to zero. At the time of the 2014 valuation, a dividend yield of 0.56% was estimated for future periods from 2015 through the expected life of the option.
Expected volatility
The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended March 30, 2014 and March 31, 2013 were $15.34 and $8.07, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 72% of its stock options granted to senior management and 70% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated annual forfeiture rate of 11% to all unvested options for senior management and a rate of 12% for all other employees. The Company revised its estimated forfeiture rates in the first quarters of 2014 and 2013, resulting in an increase to compensation expense of $288,000 and $300,000, respectively.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended March 30, 2014 were $4,004,000 and $1,306,000, respectively, and for the three-month period ended March 31, 2013 were $3,298,000 and $1,094,000, respectively. No compensation expense was capitalized as of March 30, 2014 or December 31, 2013.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	March 30, 2014	March 31, 2013
Product cost of revenue	$285	$227
Service cost of revenue	63	63
Research, development, and engineering	1,056	813
Selling, general, and administrative	2,600	2,195
	$4,004	$3,298
The total intrinsic values of stock options exercised for the three-month periods ended March 30, 2014 and March 31, 2013 were $8,933,000 and $7,193,000, respectively. The total fair values of stock options vested for the three-month periods ended March 30, 2014 and March 31, 2013 were $8,361,000 and $6,932,000, respectively.
As of March 30, 2014, total unrecognized compensation expense related to non-vested stock options was $19,791,000, which is expected to be recognized over a weighted-average period of 1.60 years.
NOTE 12: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in 2013 upon completion of the 2008 program. As of March 30, 2014, the Company repurchased a total of 1,272,000 shares at a cost of $42,195,000, including 380,000 shares at a cost of $14,287,000 in the first quarter of 2014. On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock. This new authorization will commence once the Company completes the November 2011 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended
	March 30, 2014	March 31, 2013
Income tax provision at federal statutory rate	35%	35%
State income taxes, net of federal benefit	1%	2%
Foreign tax rate differential	(17)%	(17)%
Tax credit	—%	(1)%
Discrete tax events	—%	(3)%
Income tax provision	19%	16%

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effective tax rate for the three-month period ended March 31, 2013 included a discrete event that decreased tax expense by $555,000, net of related reserves for income taxes, from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law were applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. This discrete tax event decreased the effective tax rate from a provision of 19% to a provision of 16% for the first quarter of 2013.
During the three-month period ended March 30, 2014, the Company recorded a $175,000 increase in reserves for income taxes, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Estimated interest and penalties included in these amounts totaled $40,000 for the three-month period ended March 30, 2014.
In the first quarter of 2014, management adopted Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward. During the three-month period ended March 30, 2014, the Company reclassified a reserve for income taxes of $1,028,000 as a reduction to noncurrent deferred tax assets in compliance with this new guidance. Retroactive application was not required under this ASU, and therefore, prior periods were not restated.
The Company’s reserve for income taxes, including gross interest and penalties, was $4,967,000 as of March 30, 2014, which included $3,939,000 classified as a noncurrent liability and $1,028,000 recorded as a reduction to noncurrent deferred tax assets. The amount of gross interest and penalties included in these balances was $415,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $451,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations and the conclusion of an IRS examination, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $700,000 to $800,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2012 through 2013 remain open to examination by various taxing authorities, while the tax years 2009 through 2013 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 14: Weighted-Average Shares
In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	March 30, 2014	March 31, 2013
Basic weighted-average common shares outstanding	86,879	86,522
Effect of dilutive stock options	2,380	1,738
Weighted-average common and common-equivalent shares outstanding	89,259	88,260
Stock options to purchase 585,208 and 965,938 shares of common stock, on a weighted-average basis, were outstanding for the quarters ended March 30, 2014 and March 31, 2013, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are no flaws or defects on the surfaces. Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. The Company evaluates segment performance based upon income or loss from operations, excluding stock-based compensation expense.
The following table summarizes information about the segments (in thousands):

Three-months Ended March 30, 2014	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$77,618	$5,951	$—	$83,569
Service revenue	3,698	3,662	—	7,360
Operating income	28,292	1,013	(6,862)	22,443

Three-months Ended March 31, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$68,319	$6,353	$—	$74,672
Service revenue	2,092	4,128	—	$6,220
Operating income	22,076	1,732	(5,827)	$17,981
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive or consumer electronics industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
In addition to product revenue derived from the sale of machine vision systems and ID Products, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Our customers can be classified into three primary markets: factory automation, semiconductor and electronics capital equipment, and surface inspection.

•
Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 83% of total revenue in the first quarter of 2014.

•
Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 7% of total revenue in the first quarter of 2014.

•
Surface vision customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 10% of total revenue in the first quarter of 2014.

Revenue for the first quarter of 2014 totaled $90,929,000, representing an increase of $10,037,000, or 12%, from the same period in the prior year driven by higher sales to customers in the factory automation market. Gross margin was 77% of revenue in the first quarter of 2014 compared to 76% in the first quarter of 2013 due to a higher percentage of revenue coming from the sale of relatively higher-margin MVSD products. Operating expenses increased by $3,914,000, or 9%, from the first quarter of 2013 due primarily to expenses associated with increased engineering and sales headcount. Operating income was $22,443,000, or 25% of revenue, in the first quarter of 2014 compared to $17,981,000, or 22% of revenue, in the first quarter of 2013; net income was $18,506,000, or 20% of revenue, in the first quarter of 2014 compared to $15,583,000, or 19% of revenue, in the first quarter of 2013; and net income per diluted share was $0.21 in the first quarter of 2014 compared to $0.18 in the first quarter of 2013.
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
Revenue
Revenue for the first quarter of 2014 increased by $10,037,000, or 12%, from the first quarter of 2013. This increase was due to an $11,733,000 increase in sales to factory automation customers, partially offset by an $828,000 decrease in sales to semiconductor and electronics capital equipment customers and an $868,000 decrease in sales to surface inspection customers.
Factory Automation Market
Sales to customers in the factory automation market represented 83% of total revenue in the first quarter of 2014 compared to 78% in the first quarter of 2013. Sales to these customers increased by $11,733,000, or 19%, from the first quarter of 2013. Foreign currency exchange rate changes had little impact on total factory automation revenue, as the negative impact on revenue of a weaker Japanese Yen was offset by the positive impact of a stronger Euro in 2014. Geographically, the growth in factory automation revenue came predominantly in the Americas and Europe.
Generally, factory automation revenue declines from the fourth quarter to the first quarter, as many customers consume their remaining annual capital budgets during the last quarter of the year. As such, sales to factory automation customers decreased by $4,647,000, or 6%, from the fourth quarter of 2013. However, management expects factory automation revenue to grow in the second quarter of 2014 as compared to the first quarter.
Semiconductor and Electronics Capital Equipment Market
Sales to customers who make automation equipment for the semiconductor and electronics industries represented 7% and 9% of total revenue in the first quarters of 2014 and 2013, respectively. Sales to these customers decreased by $828,000, or 12%, from the first quarter of 2013, but increased by $978,000, or 19%, from the fourth quarter of 2013. The impact of foreign currency exchange rate changes on revenue was not significant to the semiconductor and electronics capital equipment market in either period. Despite this positive sequential momentum, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection Market
Sales to customers in the surface inspection market represented 10% of total revenue in the first quarter of 2014 compared to 13% in the first quarter of 2013. Revenue from these customers decreased by $868,000, or 8%, from the first quarter of 2013 and decreased by $1,098,000, or 10%, from the fourth quarter of 2013. The impact of foreign currency exchange rate changes on revenue was not significant to the surface inspection market in either period. These decreases were primarily due to delays in revenue recognition related to a new software release that occurred late in 2013. Surface inspection revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals. Management expects surface inspection revenue to grow in the second quarter of 2014 as compared to the first quarter.
Product Revenue
Product revenue increased by $8,897,000, or 12%, from the first quarter of 2013. This increase was driven by a higher volume of MVSD systems sold than in the prior year.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $1,140,000, or 18%, from the first quarter of 2013. This increase was primarily due to higher revenue from MVSD consulting services, partially offset by lower revenue from installation services at SISD. Service revenue as a percentage of total revenue was 8% in the first quarters of both 2014 and 2013.
Gross Margin
Gross margin as a percentage of revenue was 77% for the first quarter of 2014 compared to 76% for the first quarter of 2013 due to a higher percentage of total revenue from the sale of MVSD products, which have relatively higher margins than the sale of SISD products and the sale of services.
MVSD Margin
MVSD gross margin as a percentage of revenue was 80% for the first quarter of 2014 compared to 79% for the first quarter of 2013 due to the favorable impact of higher sales volume.
SISD Margin
SISD gross margin as a percentage of revenue was 52% for the first quarter of 2014 compared to 54% for the first quarter of 2013 due to lower installation service margins.
Product Margin
Product gross margin as a percentage of revenue was 79% for the first quarter of 2014 compared to 78% for the first quarter of 2013 due to a favorable shift in revenue mix to relatively higher-margin MVSD products.
Service Margin
Service gross margin as a percentage of revenue was 48% for the first quarter of 2014 compared to 52% for the first quarter of 2013 due to lower installation service margins at SISD.
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses for the first quarter of 2014 increased by $1,181,000, or 10%, from the first quarter of 2013. MVSD RD&E expenses increased by $1,116,000, or 11%, and SISD RD&E expenses increased by $65,000, or 7%.
The increase in MVSD RD&E expenses was primarily due to headcount additions, resulting in higher personnel costs, such as salaries and fringe benefits ($516,000), as well as higher spending on materials for engineering prototypes ($290,000) and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2014 ($213,000). The increase in SISD RD&E expenses was primarily due to higher spending on outsourced engineering services ($58,000).
RD&E expenses as a percentage of revenue were 14% in the first quarters of both 2014 and 2013. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the first quarter of 2014 increased by $2,733,000, or 8%, from the first quarter of 2013. MVSD SG&A expenses increased by $2,081,000, or 8%, while SISD SG&A expenses increased by $152,000, or 5%. Corporate expenses that are not allocated to either division increased by $500,000, or 14%.

The table below details the $2,081,000 net increase in MVSD SG&A in 2014 (in thousands):

MVSD SG&A expenses in 2013	$25,490
Personnel costs	2,124
Sales commissions	598
Sales demonstration equipment	(377)
Other	(264)
MVSD SG&A expenses in 2014	$27,571
Personnel costs have increased from the prior year due to additional headcount, and to a lesser extent, higher average costs per employee. Over the past year, the Company has continued to increase headcount in selective areas, principally Sales, resulting in higher personnel costs, such as salaries, fringe benefits, commissions, and travel expenses. Average costs per employee have increased over the prior year due primarily to modest wage increases granted early in 2014 and higher fringe benefits, such as health care costs and foreign retirement obligations. The Company also recorded higher expense related to sales commissions resulting from higher business levels. These increases were partially offset by lower expenses related to sales demonstration equipment. Foreign currency exchange rate changes had little impact on total SG&A expenses, as the positive impact on expenses of a weaker Japanese Yen in 2014 was offset by the negative impact of a stronger Euro in 2014.
The increase in SISD SG&A expenses was principally due to higher expense related to sales commissions ($125,000). Sales commissions at SISD are earned at different milestones, including cash receipt.
The increase in corporate expenses was primarily related to higher legal fees related to patent-infringement actions ($347,000) and higher stock-based compensation expense ($171,000).
Nonoperating Income (Expense)
The Company recorded a foreign currency loss of $110,000 in the first quarter of 2014 compared to a gain of $63,000 in the first quarter of 2013. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying receivables may not perfectly offset losses or gains on the contracts.
Investment income for the first quarter of 2014 increased by $395,000, or 101%, from the first quarter of 2013. In the first quarter of 2013, the Company recorded an unrealized loss of $368,000 related to a corporate stock holding designated as a trading security, which was liquidated in late 2013.
The Company recorded other expense of $273,000 in the first quarter of 2014 compared to other income of $117,000 in the first quarter of 2013. Other income (expense) primarily includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. In the first quarter of 2013, the Company recorded $354,000 of other income due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority.
Income Tax Expense
The Company’s effective tax rate was 19% in the first quarter of 2014 compared to 16% in the first quarter of 2013. The effective tax rate for the first quarter of 2013 was impacted by one discrete event related to the retroactive application of the 2012 R&D credit passed by Congress under the American Taxpayer Relief Act of 2012, which reduced tax expense by $555,000. Excluding this discrete event, the effective tax rate for the first quarter of 2013 was 19%. There were no discrete events in the first quarter of 2014.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $464,156,000 as of March 30, 2014. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first quarter of 2014 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, the Company’s stock repurchase program, and capital expenditures. Capital expenditures for the first quarter of 2014 totaled $2,685,000 and consisted primarily of expenditures for building improvements at the Company’s headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware.
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of March 30, 2014, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received in the first quarter of 2014.
In December 2012, the Company declared and paid a $0.055 dividend that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid during the first quarter of 2014. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in 2013 upon completion of the 2008 program. As of March 30, 2014, the Company repurchased a total of 1,272,000 shares at a cost of $42,195,000, including 380,000 shares at a cost of $14,287,000 in the first quarter of 2014. On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock. This new authorization will commence once the Company completes the November 2011 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of March 30, 2014, the Company had approximately $462,200,000 in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2013.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 26, 2014	—	—	—	$52,092,000
January 27—February 23, 2014	20,000	38.07	20,000	$51,331,000
February 24—March 30, 2014	360,000	37.57	360,000	$37,805,000
Total	380,000	37.60	380,000	$37,805,000
(1) In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $80,000,000 of the Company’s common stock which commenced once the Company completed the $50,000,000 program noted above. On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock, resulting in a total repurchase authority of $87,805,000 as of the date of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

 ITEM 6. EXHIBITS

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month periods ended March 30, 2014 and March 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 30, 2014 and March 31, 2013; (iii) Consolidated Balance Sheets as of March 30, 2014 and December 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 30, 2014 and March 31, 2013; (v) Consolidated Statement of Shareholders’ Equity for the three-month period ended March 30, 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2014	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)