Form 10-Q
period 2014-06-29
COGNEX CORP
filed 2014-07-28
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2014 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of June 29, 2014, there were 86,739,203 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(unaudited)		(unaudited)
Revenue
Product	$102,942	$79,698	$186,511	$154,370
Service	5,860	6,812	13,220	13,032
	108,802	86,510	199,731	167,402
Cost of revenue
Product	22,578	17,910	39,864	34,374
Service	3,212	3,240	7,010	6,199
	25,790	21,150	46,874	40,573
Gross margin
Product	80,364	61,788	146,647	119,996
Service	2,648	3,572	6,210	6,833
	83,012	65,360	152,857	126,829
Research, development, and engineering expenses	13,622	11,887	26,124	23,208
Selling, general, and administrative expenses	38,668	33,300	73,568	65,467
Operating income	30,722	20,173	53,165	38,154
Foreign currency gain (loss)	(96)	76	(206)	139
Investment income	801	774	1,588	1,166
Other expense	(75)	(257)	(348)	(140)
Income before income tax expense	31,352	20,766	54,199	39,319
Income tax expense	5,404	3,946	9,745	6,916
Net income	$25,948	$16,820	$44,454	$32,403
Earnings per weighted-average common and common-equivalent share (1):
Basic	$0.30	$0.19	$0.51	$0.37
Diluted	$0.29	$0.19	$0.50	$0.37
Weighted-average common and common-equivalent shares outstanding (1):
Basic	86,782	87,044	86,830	86,784
Diluted	88,965	88,714	89,112	88,502

(1)	Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(unaudited)		(unaudited)
Net income	$25,948	$16,820	$44,454	$32,403
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in net unrealized gain (loss), net of tax of $10 and $0 in the three-month periods and net of tax of ($6) and $0 in the six-month periods, respectively	(36)	—	(235)	—
Reclassification adjustments for loss (gain) included in net income	24	—	57	—
Net change related to cash flow hedges	(12)	—	(178)	—

Available-for-sale investments:
Change in net unrealized gain (loss), net of tax of $69 and ($318) in the three-month periods and net of tax of $182 and ($276) in the six-month periods, respectively	542	(1,279)	1,561	(1,106)
Reclassification adjustments for loss (gain) included in net income	(105)	(52)	(606)	(83)
Net change related to available-for-sale investments	437	(1,331)	955	(1,189)

Currency translation adjustments:
Change in currency translation adjustments, net of tax of $53 and $46 in the three-month periods and net of tax of $60 and ($181) in the six-month periods, respectively	(544)	687	(99)	(1,807)
Net change related to currency translation adjustments	(544)	687	(99)	(1,807)

Other comprehensive income (loss), net of tax	(119)	(644)	678	(2,996)
Total comprehensive income	$25,829	$16,176	$45,132	$29,407

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,172	$40,644
Short-term investments	83,677	184,822
Accounts receivable, less reserves of $1,214 and $1,354 in 2014 and 2013, respectively	69,780	53,015
Inventories	30,737	25,694
Deferred income taxes	7,829	7,611
Deferred costs	20,877	4,688
Prepaid expenses and other current assets	15,184	15,577
Total current assets	268,256	332,051
Long-term investments	343,725	229,655
Property, plant, and equipment, net	38,321	37,136
Deferred income taxes	13,535	12,307
Intangible assets, net	12,892	14,723
Goodwill	81,689	81,689
Other assets	2,038	2,138
	$760,456	$709,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,329	$9,487
Accrued expenses	32,921	34,331
Accrued income taxes	569	1,263
Deferred revenue	25,327	15,941
Total current liabilities	74,146	61,022
Reserve for income taxes	3,803	4,765
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 86,739 and 86,831 shares in 2014 and 2013, respectively	174	174
Additional paid-in capital	231,907	211,440
Retained earnings	479,581	462,131
Accumulated other comprehensive loss, net of tax	(29,155)	(29,833)
Total shareholders’ equity	682,507	643,912
	$760,456	$709,699

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	June 29, 2014	June 30, 2013
	(unaudited)
Cash flows from operating activities:
Net income	$44,454	$32,403
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,960	6,079
Depreciation of property, plant, and equipment	4,051	3,596
Amortization of intangible assets	1,830	1,921
Amortization of discounts or premiums on investments	1,284	1,443
Realized gain on sale of investments	(606)	(83)
Net unrealized loss on trading securities	—	462
Tax effect of stock option exercises	(3,481)	(2,773)
Change in deferred income taxes	(1,507)	(1,748)
Change in operating assets and liabilities:
Accounts receivable	(16,952)	(3,897)
Inventories	(5,150)	(821)
Deferred costs	(16,189)	(384)
Deferred revenue	10,516	(96)
Other	5,498	2,873
Net cash provided by operating activities	31,708	38,975
Cash flows from investing activities:
Purchases of investments	(189,746)	(167,652)
Maturities and sales of investments	177,280	129,329
Purchases of property, plant, and equipment	(5,341)	(4,310)
Net cash used in investing activities	(17,807)	(42,633)
Cash flows from financing activities:
Issuance of common stock under stock option plans	9,026	16,242
Repurchase of common stock	(27,004)	(11,891)
Tax effect of stock option exercises	3,481	2,773
Net cash provided by (used in) financing activities	(14,497)	7,124
Effect of foreign exchange rate changes on cash and cash equivalents	124	(752)
Net change in cash and cash equivalents	(472)	2,714
Cash and cash equivalents at beginning of period	40,644	45,160
Cash and cash equivalents at end of period	$40,172	$47,874

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912
Issuance of common stock under stock plans	648	—	9,026	—	—	9,026
Repurchase of common stock	(740)	—	—	(27,004)	—	(27,004)
Stock-based compensation expense	—	—	7,960	—	—	7,960
Excess tax benefit from stock option exercises	—	—	3,481	—	—	3,481
Net income	—	—	—	44,454	—	44,454
Net unrealized loss on cash flow hedges, net of tax of $6	—	—	—	—	(235)	(235)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	57	57
Net unrealized gain on available-for-sale investments, net of tax of $182	—	—	—	—	1,561	1,561
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(606)	(606)
Foreign currency translation adjustment, net of tax of $60	—	—	—	—	(99)	(99)
Balance as of June 29, 2014 (unaudited)	86,739	$174	$231,907	$479,581	$(29,155)	$682,507

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of June 29, 2014, and the results of its operations for the three-month and six-month periods ended June 29, 2014 and June 30, 2013, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 29, 2014 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include 1) identifying the contract with a customer, 2) identifying separate performance obligations within the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is in the process of evaluating the impact of this update.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of June 29, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$1,358	$—
Corporate bonds	—	235,780
Treasury bills	—	87,967
Asset-backed securities	—	70,692
Sovereign bonds	—	18,915
Municipal bonds	—	10,592
Agency bonds	—	1,500
Cash flow hedge forward contracts	—	45
Economic hedge forward contracts	—	6
Liabilities:
Cash flow hedge forward contracts	—	127
Economic hedge forward contracts	—	27
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
The Company did not record an other-than-temporary impairment of these financial assets or liabilities during the six-month period ended June 29, 2014.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the six-month period ended June 29, 2014.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended June 29, 2014.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	June 29, 2014	December 31, 2013
Cash	$38,814	$40,124
Money market instruments	1,358	520
Cash and cash equivalents	40,172	40,644
Asset-backed securities	33,733	53,559
Corporate bonds	28,013	109,040
Treasury bills	12,996	—
Municipal bonds	5,707	9,276
Sovereign bonds	3,228	11,448
Agency bonds	—	1,499
Short-term investments	83,677	184,822
Corporate bonds	207,767	109,909
Treasury bills	74,971	73,666
Asset-backed securities	36,959	21,820
Sovereign bonds	15,687	16,385
Municipal bonds	4,885	5,919
Agency bonds	1,500	—
Limited partnership interest	1,956	1,956
Long-term investments	343,725	229,655
	$467,574	$455,121
The Company’s investment portfolio includes asset-backed securities, corporate bonds, treasury bills, municipal bonds, sovereign bonds, and agency bonds. Asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury bills consist of debt securities issued by both the U.S. and foreign governments; municipal bonds consist of debt securities issued by state and local government entities; sovereign bonds consist of direct debt issued by foreign governments; and agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing.
The following table summarizes the Company’s available-for-sale investments as of June 29, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Asset-backed securities	$33,721	$32	$(20)	$33,733
Corporate bonds	27,927	86	—	28,013
Treasury bills	12,995	1	—	12,996
Municipal bonds	5,699	8	—	5,707
Sovereign bonds	3,219	9	—	3,228
Long-term:
Corporate bonds	206,863	920	(16)	207,767
Treasury bills	74,953	20	(2)	74,971
Asset-backed securities	36,930	36	(7)	36,959
Sovereign bonds	15,631	58	(2)	15,687
Municipal bonds	4,838	47	—	4,885
Agency bonds	1,500	—	—	1,500
	$424,276	$1,217	$(47)	$425,446

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of June 29, 2014 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$19,003	$(15)	$1,729	$(1)	$20,732	$(16)
Treasury bills	19,147	(2)	—	—	19,147	(2)
Asset-backed securities	8,050	(2)	5,679	(25)	13,729	(27)
Sovereign bonds	3,363	(2)	—	—	3,363	(2)
	$49,563	$(21)	$7,408	$(26)	$56,971	$(47)
As of June 29, 2014, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $117,000 and $12,000, respectively, during the three-month period ended June 29, 2014 and $101,000 and $49,000, respectively, during the three-month period ended June 30, 2013. The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $629,000 and $23,000, respectively, during the six-month period ended June 29, 2014 and $150,000 and $67,000, respectively, during the six-month period ended June 30, 2013. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of June 29, 2014 (in thousands):

	1 Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$28,013	$70,775	$102,454	$12,061	$22,477	$235,780
Treasury bills	12,996	66,770	8,201	—	—	87,967
Asset-backed securities	33,733	17,947	5,506	8,087	5,419	70,692
Sovereign bonds	3,228	12,324	3,363	—	—	18,915
Municipal bonds	5,707	1,848	2,533	504	—	10,592
Agency bonds	—	—	1,500	—	—	1,500
	$83,677	$169,664	$123,557	$20,652	$27,896	$425,446
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2015. As of June 29, 2014, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the six-month period ended June 29, 2014.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	June 29, 2014	December 31, 2013
Raw materials	$14,460	$13,101
Work-in-process	9,594	4,472
Finished goods	6,683	8,121
	$30,737	$25,694

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6: Intangible Assets and Goodwill
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the six-month period ended June 29, 2014 that would indicate a potential impairment of goodwill or other intangible assets.
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
The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2013	$3,016
Provisions for warranties issued during the period	1,416
Fulfillment of warranty obligations	(1,043)
Foreign exchange rate changes	(28)
Balance as of June 29, 2014	$3,361
NOTE 8: Contingencies
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. In May 2014, the parties mutually agreed to dismiss this action with prejudice. This matter is now closed.
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the ITC issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. In December 2013, the Federal Circuit affirmed the ITC’s finding of non-infringement, and therefore did not also need to address the ITC’s finding regarding validity. This matter is now closed.
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6M in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. Final briefs were filed on June 11, 2014. On June 29, 2014, the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties, which were due on July 25, 2014. The parties are currently awaiting a final judgment from the court.
The Company cannot predict the outcome of the above-referenced pending matter and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
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
The following table details the letters of credit outstanding as of June 29, 2014:

Type	Guarantee Amount (in thousands)	Guarantee Due Date
Warranty bonds	$1,036	Various from July 2014 to July 2016
Bank guarantees	1,218	Various from July 2014 to January 2016
Performance bonds	376	Various from July 2014 to December 2017
	$2,630
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk (in thousands):

	As of June 29, 2014		As of December 31, 2013
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	696,500	$6,765	625,000	$6,122
Hungarian Forint	641,750	2,830	570,175	2,603
Singapore Dollar	2,955	2,361	2,867	2,346
British Pound	744	1,230	613	1,010
Canadian Dollar	1,202	1,106	985	932
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	1,000,000	$9,850	294,500	$2,797
British Pound	1,500	1,881	1,100	1,820
Taiwanese Dollar	32,500	1,090	27,000	908
Korean Won	900,000	886	650,000	620
Singapore Dollar	1,000	800	—	—
Hungarian Forint	99,000	436	123,000	568
Euro	—	—	2,828	3,887
Chinese Renminbi	—	—	9,000	1,467
Brazilian Real	—	—	250	106
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	June 29, 2014	December 31, 2013	Sheet Location	June 29, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$45	$204	Accrued expenses	$127	$98
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$6	$6	Accrued expenses	$27	$24

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	June 29, 2014	December 31, 2013		June 29, 2014	December 31, 2013
Gross amounts of recognized assets	$57	$210	Gross amounts of recognized liabilities	$179	$122
Gross amounts offset	(6)	—	Gross amounts offset	(25)	—
Net amount of assets presented	$51	$210	Net amount of liabilities presented	$154	$122

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Derivatives Designated as Hedging Instruments:
Gains (losses) in Shareholders' equity on derivatives (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(74)	$—	$(74)	$—
Gains (losses) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Product revenue	$4	$—	$17	$—
	Research, development, and engineering expenses	(9)	—	(25)	—
	Selling, general, and administrative expenses	(19)	—	(49)	—
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into net income	$(24)	$—	$(57)	$—
Gains (losses) recognized in net income on derivatives (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in net income	Foreign currency gain (loss)	$(21)	$64	$(173)	$197
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Beginning balance as of December 31, 2013	$104
Amount of loss reclassified to net income	57
Change in fair value of derivative instruments	(235)
Ending balance as of June 29, 2014	$(74)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into net income within the next twelve months are $70,000.
NOTE 12: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option and restricted stock award grants. As of June 29, 2014, the Company had 9,957,589 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the six-month period ended June 29, 2014:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	6,138	$15.65
Granted	1,311	38.89
Exercised	(635)	14.20
Forfeited or expired	(138)	19.55
Outstanding as of June 29, 2014	6,676	$20.27	7.3	$118,374
Exercisable as of June 29, 2014	2,744	$13.13	5.7	$67,421
Options vested or expected to vest at June 29, 2014 (1)	6,026	$19.44	7.1	$111,631
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Risk-free rate	2.7%	2.0%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	41%	42%	41%	42%
Expected term (in years)	5.4	5.9	5.4	5.9
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended June 29, 2014 and June 30, 2013 were $15.28 and $8.07, respectively. The weighted-average grant-date fair values of stock

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

options granted during the six-month periods ended June 29, 2014 and June 30, 2013 were $15.34 and $8.07, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended June 29, 2014 and June 30, 2013 were $5,710,000 and $6,759,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended June 29, 2014 and June 30, 2013 were $14,643,000 and $13,952,000, respectively. The total fair values of stock options vested for the three-month periods ended June 29, 2014 and June 30, 2013 were $2,621,000 and $2,298,000, respectively. The total fair values of stock options vested for the six-month periods ended June 29, 2014 and June 30, 2013 were $10,982,000 and $9,230,000, respectively.
As of June 29, 2014, total unrecognized compensation expense related to non-vested stock options was $17,817,000, which is expected to be recognized over a weighted-average period of 1.56 years.
The following table summarizes the Company's restricted stock award activity for the six-month period ended June 29, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2013	—	$—
Granted	20	34.05
Vested	—	—
Forfeited or expired	—	—
Nonvested as of June 29, 2014	20	$34.05	$73
The fair values of restricted stock awards granted were determined based upon the market value of the Company's common stock at the time of grant. The initial cost is then amortized over the period of vesting until the restrictions lapse. These restricted shares will be fully vested in 2018. Participants are entitled to dividends on restricted stock awards, but only receive those amounts if the shares vest. The sale or transfer of these shares is restricted during the vesting period.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended June 29, 2014 were $3,956,000 and $1,266,000, respectively, and for the three-month period ended June 30, 2013 were $2,781,000 and $911,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended June 29, 2014 were $7,960,000 and $2,572,000, respectively, and for the six-month period ended June 30, 2013 were $6,079,000, and $2,004,000, respectively. No compensation expense was capitalized as of June 29, 2014 or December 31, 2013.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Product cost of revenue	$268	$177	$553	$404
Service cost of revenue	44	47	107	110
Research, development, and engineering	988	650	2,044	1,463
Selling, general, and administrative	2,656	1,907	5,256	4,102
	$3,956	$2,781	$7,960	$6,079

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in 2013 upon completion of the 2008 program. As of June 29, 2014, the Company repurchased a total of 1,632,000 shares at a cost of $54,912,000 under the 2011 program, including 380,000 shares at a cost of $14,287,000 in the first quarter of 2014 and 360,000 shares at a cost of $12,717,000 in the second quarter of 2014. On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock. This new authorization will commence once the Company completes the November 2011 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 14: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Six-months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Income tax provision at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	2%	1%	2%
Foreign tax rate differential	(17)%	(17)%	(17)%	(17)%
Tax credit	—%	(1)%	—%	(1)%
Discrete tax events	(2)%	—%	(1)%	(1)%
Income tax provision	17%	19%	18%	18%
The effective tax rate for the six-month period ended June 29, 2014 included a discrete event recorded in the second quarter related to the closing of the Internal Revenue Service (IRS) audit of the Company for tax years 2010 and 2011. This adjustment resulted in a decrease to tax expense of $553,000, which includes $296,000 for the release of certain tax reserves related to the audit period and a change in risk assessment based on the audit results. This discrete event decreased the effective tax rate from a provision of 19% to a provision of 17% and 18% for the three-month and six-month periods ended June 29, 2014, respectively.
The effective tax rate for the six-month period ended June 30, 2013 included a discrete event recorded in the first quarter of 2013 that decreased tax expense by $555,000, net of related reserves for income taxes, from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law were applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. This discrete tax event decreased the effective tax rate from a provision of 19% to a provision of 18% for the six-month period ended June 30, 2013.
During the six-month period ended June 29, 2014, the Company recorded a $39,000 increase in reserves for income taxes, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense, of which $136,000 was recorded as a reduction to income tax expense in the three-month period ended June 29, 2014. The reduction in expense in the three-month period ended June 29, 2014 includes the $296,000 decrease in tax expense for the recent conclusion of the IRS examination. Estimated interest and penalties included in these amounts totaled $60,000 for the six-month period ended June 29, 2014, of which $20,000 related to the three-month period ended June 29, 2014.
In the first quarter of 2014, management adopted Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward. In the first quarter of 2014, the Company reclassified a reserve for income taxes of $1,028,000 as a reduction to noncurrent deferred tax assets in compliance with this new guidance. Retroactive application was not required under this ASU, and therefore, prior periods were not restated.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s reserve for income taxes, including gross interest and penalties, was $4,831,000 as of June 29, 2014, which included $3,803,000 classified as a noncurrent liability and $1,028,000 recorded as a reduction to noncurrent deferred tax assets. The amount of gross interest and penalties included in these balances was $441,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $451,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations and the conclusion of the IRS examination, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $500,000 to $600,000 over the next twelve months.
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
NOTE 15: Weighted-Average Shares
In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic weighted-average common shares outstanding	86,782	87,044	86,830	86,784
Effect of dilutive stock options	2,183	1,670	2,282	1,718
Weighted-average common and common-equivalent shares outstanding	88,965	88,714	89,112	88,502
Stock options to purchase 1,301,306 and 947,235 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended June 29, 2014, respectively, and 1,632,214 and 1,264,311 for the same periods in 2013, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The following table summarizes information about the segments (in thousands):

Three-months Ended June 29, 2014	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$90,069	$12,873	$—	$102,942
Service revenue	2,207	3,653	—	5,860
Operating income	34,184	4,571	(8,033)	30,722
Six-months Ended June 29, 2014	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$167,687	$18,824	$—	$186,511
Service revenue	5,905	7,315	—	13,220
Operating income	62,476	5,584	(14,895)	53,165

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three-months Ended June 30, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$72,012	$7,686	$—	$79,698
Service revenue	2,301	4,511	—	6,812
Operating income	23,527	2,227	(5,581)	20,173
Six-months Ended June 30, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$140,331	$14,039	$—	$154,370
Service revenue	4,393	8,639	—	13,032
Operating income	45,603	3,959	(11,408)	38,154
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
In addition to product revenue derived from the sale of machine vision systems and ID Products, the Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Our customers can be classified into three primary markets: factory automation, semiconductor and electronics capital equipment, and surface vision.

•
Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 77% of total revenue in the second quarter of 2014.

•
Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 8% of total revenue in the second quarter of 2014.

•
Surface vision customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 15% of total revenue in the second quarter of 2014.

Revenue for the second quarter of 2014 totaled $108,802,000, representing an increase of $22,292,000, or 26%, from the same period in the prior year driven primarily by higher sales to customers in the factory automation market. Gross margin was 76% of revenue in the second quarters of both 2014 and 2013. Operating expenses increased by $7,103,000, or 16%, from the second quarter of 2013 due primarily to expenses associated with increased headcount and higher stock-based compensation expense. Operating income was $30,722,000, or 28% of revenue, in the second quarter of 2014 compared to $20,173,000, or 23% of revenue, in the second quarter of 2013; net income was $25,948,000, or 24% of revenue, in the second quarter of 2014 compared to $16,820,000, or 19% of revenue, in the second quarter of 2013; and net income per diluted share was $0.29 in the second quarter of 2014 compared to $0.19 in the second quarter of 2013.
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
Revenue
Revenue increased by $22,292,000, or 26%, for the three-month period in 2014 compared to the same period in 2013, and increased by $32,329,000, or 19%, for the six-month period in 2014 compared to the same period in 2013. The increase in revenue for both periods was due to higher sales in all three markets served by the Company; however, the majority of the increase was attributable to higher sales in the factory automation market.
Factory Automation Market
Sales to customers in the factory automation market represented 77% and 80% of total revenue in the three-month and six-month periods in 2014, respectively, compared to 78% for the same periods in 2013. Sales to these customers increased by $16,567,000, or 25%, for the three-month period and increased by $28,299,000, or 22%, for the six-month period. Foreign currency exchange rate changes had a positive impact on total factory automation revenue as a stronger Euro in 2014 compared to the prior year was partially offset by the negative impact of a weaker Japanese Yen in 2014 compared to the prior year. Excluding the impact of foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $15,027,000, or 22%, for the three-month period and increased by $26,700,000, or 20%, for the six-month period.
Geographically, increases were noted across all major regions in the three-month period and across all major regions except for Japan in the six-month period. However, excluding the impact of foreign currency exchange rate changes, the Japanese market increased in the six-month period as well. In both the three-month and six-month periods, the largest increases were noted in the Americas and Europe regions.
Sales to factory automation customers increased by $8,622,000, or 12%, from the first quarter of 2014 driven by increases in Asia, where the first quarter is seasonally low, as well as positive momentum in Europe. In the third quarter of 2014, the Company expects to record a significant amount of factory automation revenue from a single customer.
Semiconductor and Electronics Capital Equipment Market
Sales to customers who make automation equipment for the semiconductor and electronics industries represented 8% and 7% of total revenue in the three-month and six-month periods in 2014, respectively, compared to 8% for the same periods in 2013. Sales to these customers increased by $1,396,000, or 20%, for the three-month period and increased by $569,000, or 4%, for the six-month period. Excluding the impact of foreign currency exchange rate changes, sales to semiconductor and electronics capital equipment customers increased $918,000, or 7%, for the six-month period. The impact of foreign currency exchange rate changes on revenue was not significant to the three-month period.

Although sales to these customers increased by $2,338,000, or 38%, from the first quarter of 2014, representing the second sequential quarter of sales growth, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection Market
Sales to customers in the surface inspection market represented 15% and 13% of total revenue in the three-month and six-month periods in 2014, respectively, compared to 14% for the same periods in 2013. Revenue from these customers increased by $4,329,000, or 36%, for the three-month period and increased by $3,461,000, or 15%, for the six-month period. Excluding the impact of foreign currency exchange rate changes on revenue, sales to surface inspection customers increased by $3,679,000, or 16%, for the six-month period. The impact of foreign currency exchange rate changes on revenue was not significant to the three-month period. The increases noted in both periods of 2014 were primarily due to the recognition of revenue in the second quarter of 2014 that had been deferred in the fourth quarter of 2013 and the first quarter of 2014 related to a new software release.
Revenue from the surface inspection market increased by $6,913,000, or 72%, from the first quarter of 2014 due principally to the recognition of previously deferred revenue noted above. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $23,244,000, or 29%, for the three-month period and increased by $32,141,000, or 21%, for the six-month period. These increases were driven by a higher volume of MVSD products sold than in the same periods in 2013, as well as the recognition in the second quarter of 2014 of SISD product revenue that was deferred in prior quarters.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, decreased by $952,000, or 14%, for the three-month period and was relatively flat for the six-month period. The decrease noted in the three-month period was primarily due to lower revenue from SISD installation services. Service revenue as a percentage of total revenue was 5% and 7% in the three-month and six-month periods in 2014, respectively, compared to 8% for the same periods in 2013.
Gross Margin
Gross margin as a percentage of revenue was 76% and 77% in the three-month and six-month periods in 2014, respectively, compared to 76% for the same periods in 2013. The increase noted in the six-month period was due to higher product margins at MVSD resulting from manufacturing efficiencies achieved from higher revenue levels, as fixed manufacturing costs were spread over a higher revenue base and favorable purchase price variances were achieved from higher purchasing volumes.
MVSD Margin
MVSD gross margin as a percentage of revenue was 80% for both the three-month and six-month periods in 2014, compared to 80% and 79% for the three-month and six-month periods in 2013, respectively. The increase noted in the six-month period was due to the impact of higher product margins noted above.
SISD Margin
SISD gross margin as a percentage of revenue was 54% and 53% for the three-month and six-month periods in 2014, respectively, compared to 52% and 53% for the same periods in 2013. The increase noted in the three-month period was due to a higher percentage of total revenue from the sale of products, which have higher margins than the sale of services.
Product Margin
Product gross margin as a percentage of revenue was 78% and 79% in the three-month and six-month periods in 2014, respectively, compared to 78% for the same periods in 2013. The increase noted in the six-month period was due to higher MVSD product margins as described above.

Service Margin
Service gross margin as a percentage of revenue was 45% and 47% in the three-month and six-month periods in 2014, respectively, compared to 52% for the same periods in 2013. These decreases were primarily due to lower SISD installation margins.
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $1,735,000, or 15%, for the three-month period in 2014 compared to the same period in 2013, and increased by $2,916,000, or 13%, for the six-month period in 2014 compared to the same period in 2013. MVSD RD&E expenses increased by $1,577,000, or 15%, for the three-month period and increased by $2,693,000, or 13%, for the six-month period, while SISD RD&E expenses increased by $158,000, or 15%, for the three-month period and increased by $223,000, or 11%, for the six-month period.
The table below details the $1,577,000 and the $2,693,000 net increases in MVSD RD&E for the three-month and six-month periods, respectively (in thousands):

	Three-month Period	Six-month Period
MVSD RD&E expenses in 2013	$10,845	$21,208
Personnel costs	306	853
Engineering prototypes	388	679
Stock-based compensation expense	304	521
Foreign currency exchange rate changes	169	131
Other	410	509
MVSD RD&E expenses in 2014	$12,422	$23,901

The increase in MVSD RD&E expenses was primarily due to headcount additions, resulting in higher personnel costs, such as salaries and fringe benefits, as well as higher spending on materials for engineering prototypes and increased stock-based compensation expense due to a higher valuation of stock options granted in the first quarter of 2014. In addition, the Company recorded higher expense due to the unfavorable impact of a stronger Euro, as expenses denominated in Euro were translated to U.S. Dollars at a higher rate.
The increase in SISD RD&E expenses was primarily due to higher spending on outsourced engineering services ($119,000 in the three-month period and $177,000 in the six-month period).
RD&E expenses as a percentage of revenue were 13% for both the three-month and six-month periods in 2014, compared to 14% for the same periods in 2013. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $5,368,000, or 16%, for the three-month period in 2014 compared to the same period in 2013, and increased by $8,101,000, or 12%, for the six-month period in 2014 compared to the same period in 2013. MVSD SG&A expenses increased by $3,647,000, or 14%, for the three-month period and increased by $5,728,000, or 11%, for the six-month period, while SISD SG&A expenses increased by $151,000, or 5%, for the three-month period and increased by $303,000, or 5%, for the six-month period. Corporate expenses that are not allocated to either division increased by $1,570,000, or 43%, for the three-month period and increased by $2,070,000, or 29%, for the six-month period.

The table below details the $3,647,000 and the $5,728,000 net increases in MVSD SG&A for the three-month and six-month periods, respectively (in thousands):

	Three-month Period	Six-month Period
MVSD SG&A expenses in 2013	$26,448	$51,938
Personnel costs	2,472	4,569
Sales commissions	219	820
Stock-based compensation expense	375	532
Foreign currency exchange rate changes	406	161
Other	175	(354)
MVSD SG&A expenses in 2014	$30,095	$57,666

The increase in MVSD SG&A expenses was primarily due to headcount additions principally in Sales, resulting in higher personnel costs, such as salaries, fringe benefits, commissions, and travel expenses. The Company also recorded higher expenses related to sales commissions resulting from higher business levels and stock-based compensation expense due to a higher stock price valuation for options granted in the first quarter of 2014. In addition, the Company recorded higher expense due to the unfavorable impact of a stronger Euro, as expenses denominated in Euro were translated to U.S. Dollars at a higher rate.
The increase in SISD SG&A expenses was primarily due to higher sales commissions ($34,000 for the three-month period and $155,000 for the six-month period) and higher stock-based compensation expense ($49,000 for the three-month period and $121,000 for the six-month period).
The increase in corporate expenses was principally due to higher legal fees related to patent-infringement actions ($1,060,000 for the three-month period and $1,408,000 for the six-month period) and increased stock-based compensation expense ($293,000 in the three-month period and $464,000 in the six-month period).
Nonoperating Income (Expense)
The Company recorded foreign currency losses of $96,000 and $206,000 for the three-month and six-month periods in 2014, respectively, compared to foreign currency gains of $76,000 and $139,000 for the three-month and six-month periods of 2013, respectively. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. Although a portion of the Company’s foreign currency exposure is mitigated through the use of forward contracts, this program depends upon forecasts of sales and collections, and therefore, gains or losses on the underlying balance may not perfectly offset losses or gains on the contracts.
Investment income increased by $27,000, or 3%, and $422,000, or 36%, for the three-month and six-month periods in 2014 compared to the same periods in 2013, respectively. The six-month period in 2013 included a $462,000 unrealized loss related to a corporate stock holding designated as a trading security, which was liquidated in late 2013. The majority of this loss was recorded in the first quarter of 2013.
The Company recorded other expense, net of other income, of $75,000 and $348,000 for the three-month and six-month periods in 2014, respectively, compared to other expense of $257,000 and $140,000 for the same periods in 2013. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. In the first quarter of 2013, the Company recorded $354,000 of other income due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority.

Income Tax Expense
The Company’s effective tax rate was 17% and 18% for the three-month and six-month periods in 2014, respectively, compared to 19% and 18% for the three-month and six-month periods in 2013, respectively. The effective tax rate for the six-month period in 2014 was impacted by a discrete event recorded in the second quarter of 2014 related to the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, which reduced tax expense by $553,000, including $296,000 for the release of certain tax reserves related to the audit period and a change in risk assessment based on the audit results. The effective tax rate for the six-month period in 2013 was impacted by a discrete event recorded in the first quarter of 2013 related to the retroactive application of the 2012 research and development credit passed by Congress under the American Taxpayer Relief Act of 2012, which reduced tax expense by $555,000. Although the provisions under this law were made retroactive to January 1, 2012, the law was signed on January 1, 2013, and therefore, the financial impact of any retroactive provision was recorded as a discrete event in the first quarter of 2013. Excluding the impact of these discrete events, the Company’s effective tax rate was 19% in all periods presented.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $467,574,000 as of June 29, 2014. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six months ended June 29, 2014 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, the Company’s stock repurchase program, and capital expenditures. In the first half of 2014, operating activities included significant cash outlays for inventories related to a revenue arrangement with a single customer. Although a significant amount of this inventory shipped and a portion of the fee was billed in the second quarter of 2014, the criteria for revenue recognition were not met as of June 29, 2014. Therefore, these costs are currently shown on the Consolidated Balance Sheets in "Deferred costs." The arrangement fee is expected to be collected during the second half of 2014. Capital expenditures for the six months ended June 29, 2014 totaled $5,341,000 and consisted primarily of expenditures for building improvements at the Company's headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware.
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of June 29, 2014, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the six months ended June 29, 2014.
In December 2012, the Company declared and paid a $0.055 dividend that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid during the six months ended June 29, 2014. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock as a means to reduce the dilutive effect of employee stock options.  Purchases under this 2011 program began in 2013. In 2014, the Company repurchased a total of 740,000 shares at a cost of $27,004,000, including 360,000 shares at a cost of $12,717,000 in the second quarter of 2014.  On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock. This new authorization will commence once the Company completes the November 2011 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of June 29, 2014, the Company had approximately $465,618,000 in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include 1) identifying the contract with a customer, 2) identifying separate performance obligations within the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is in the process of evaluating the impact of this update.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2013.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. In May 2014, the parties mutually agreed to dismiss this action with prejudice. This matter is now closed.
In May 2009, the Company pre-filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. §1337, against MvTec Software GmbH, MvTec LLC, Fuji America, and several other respondents alleging unfair methods of competition and unfair acts in the unlawful importation into the United States, sale for importation, or sale within the United States after importation. By this filing, the Company requested the ITC to investigate the Company’s contention that certain machine vision software, machine vision systems, and products containing the same infringe, and respondents directly infringe and/or actively induce and/or contribute to the infringement in the United States, of one or more of the Company’s U.S. patents. In September 2009, the Company reached a settlement with two of the respondents, and in December 2009, the Company reached a settlement with five additional respondents. In March 2010, the Company reached a settlement with respondent Fuji Machine Manufacturing Co., Ltd. and its subsidiary Fuji America Corporation. These settlements did not have a material impact on the Company’s financial results. An ITC hearing was held in May 2010. In July 2010, the Administrative Law Judge issued an initial determination finding two of the Company’s patents invalid and that respondents did not infringe the patents-at-issue. In September 2010, the ITC issued a notice that it would review the initial determination of the Administrative Law Judge. The ITC issued its Final Determination in November 2010 in which it determined to modify-in-part and affirm-in-part the Administrative Law Judge’s determination, and terminate the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930 (as amended 19 U.S.C. §1337). The Company has filed an appeal of the decision with the United States Court of Appeals for the Federal Circuit. An oral hearing before the United States Court of Appeals occurred in February 2012. In December 2013, the Federal Circuit affirmed the ITC’s finding of non-infringement, and therefore did not also need to address the ITC’s finding regarding validity. This matter is now closed.
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “’487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6M in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. Final briefs were filed on June 11, 2014. On June 29, 2014, the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties, which were due on July 25, 2014. The parties are currently awaiting a final judgment from the court.
The Company cannot predict the outcome of the above-referenced pending matter and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31—April 27, 2014	—	—	—	$37,805,000
April 28 —May 25, 2014	168,000	34.05	168,000	$82,084,000
May 26—June 29, 2014	192,000	36.44	192,000	$75,088,000
Total	360,000	35.33	360,000	$75,088,000
(1) In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock to commence once the Company completes the $80,000,000 program noted above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended June 29, 2014 and June 30, 2013; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 29, 2014 and June 30, 2013; (iii) Consolidated Balance Sheets as of June 29, 2014 and December 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 29, 2014 and June 30, 2013; (v) Consolidated Statement of Shareholders’ Equity for the six-month period ended June 29, 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 28, 2014	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)