Form 10-Q
period 2014-09-28
COGNEX CORP
filed 2014-10-27
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2014 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of September 28, 2014, there were 87,045,169 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(unaudited)		(unaudited)
Revenue
Product	$158,631	$83,464	$345,142	$237,834
Service	10,725	7,324	23,945	20,356
	169,356	90,788	369,087	258,190
Cost of revenue
Product	37,825	18,132	77,689	52,506
Service	6,502	3,216	13,512	9,415
	44,327	21,348	91,201	61,921
Gross margin
Product	120,806	65,332	267,453	185,328
Service	4,223	4,108	10,433	10,941
	125,029	69,440	277,886	196,269
Research, development, and engineering expenses	18,542	12,184	44,666	35,392
Selling, general, and administrative expenses	47,059	33,877	120,627	99,344
Operating income	59,428	23,379	112,593	61,533
Foreign currency gain (loss)	716	(442)	510	(303)
Investment income	776	937	2,364	2,103
Other income (expense)	202	(166)	(146)	(306)
Income before income tax expense	61,122	23,708	115,321	63,027
Income tax expense	10,722	2,981	20,467	9,897
Net income	$50,400	$20,727	$94,854	$53,130
Earnings per weighted-average common and common-equivalent share:
Basic	$0.58	$0.24	$1.09	$0.61
Diluted	$0.57	$0.23	$1.06	$0.59
Weighted-average common and common-equivalent shares outstanding:
Basic	86,963	87,339	86,875	87,578
Diluted	89,167	89,359	89,145	89,450

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(unaudited)		(unaudited)
Net income	$50,400	$20,727	$94,854	$53,130
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in net unrealized gain (loss), net of tax of $4 and $0 in the three-month periods and net of tax of ($2) and $0 in the nine-month periods, respectively	62	—	(173)	—
Reclassification adjustments for loss (gain) included in net income	44	—	101	—
Net change related to cash flow hedges	106	—	(72)	—

Available-for-sale investments:
Change in net unrealized gain (loss), net of tax of ($49) and $152 in the three-month periods and net of tax of $133 and ($124) in the nine-month periods, respectively	(120)	764	1,441	(342)
Reclassification adjustments for loss (gain) included in net income	(45)	(20)	(651)	(103)
Net change related to available-for-sale investments	(165)	744	790	(445)

Currency translation adjustments:
Change in currency translation adjustments, net of tax of $441 and $302 in the three-month periods and net of tax of $501 and $121 in the nine-month periods, respectively	(4,540)	1,626	(4,639)	(181)
Net change related to currency translation adjustments	(4,540)	1,626	(4,639)	(181)

Other comprehensive income (loss), net of tax	(4,599)	2,370	(3,921)	(626)
Total comprehensive income	$45,801	$23,097	$90,933	$52,504

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,179	$40,644
Short-term investments	49,758	184,822
Accounts receivable, less reserves of $1,184 and $1,354 in 2014 and 2013, respectively	99,949	53,015
Inventories	31,210	25,694
Unbilled revenue	13,292	1,793
Deferred income taxes	8,329	7,611
Prepaid expenses and other current assets	17,032	18,472
Total current assets	257,749	332,051
Long-term investments	409,283	229,655
Property, plant, and equipment, net	39,318	37,136
Deferred income taxes	14,846	12,307
Intangible assets, net	11,789	14,723
Goodwill	81,689	81,689
Other assets	1,728	2,138
	$816,402	$709,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,302	$9,487
Accrued expenses	39,503	34,331
Accrued income taxes	1,450	1,263
Deferred revenue	24,253	15,941
Total current liabilities	78,508	61,022
Reserve for income taxes	3,942	4,765
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 87,045 and 86,831 shares in 2014 and 2013, respectively	174	174
Additional paid-in capital	245,687	211,440
Retained earnings	521,845	462,131
Accumulated other comprehensive loss, net of tax	(33,754)	(29,833)
Total shareholders’ equity	733,952	643,912
	$816,402	$709,699

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	September 28, 2014	September 29, 2013
	(unaudited)
Cash flows from operating activities:
Net income	$94,854	$53,130
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,258	8,299
Depreciation of property, plant, and equipment	6,194	5,389
Amortization of intangible assets	2,934	2,880
Amortization of discounts or premiums on investments	1,596	1,996
Realized gain on sale of investments	(651)	(103)
Net unrealized loss on trading securities	—	267
Tax effect of stock option exercises	(7,178)	(6,584)
Change in deferred income taxes	(2,959)	216
Change in operating assets and liabilities:
Accounts receivable	(51,961)	(7,010)
Unbilled revenue	(12,234)	(1,862)
Inventories	(6,555)	(1,342)
Deferred revenue	9,453	(1,143)
Accrued income taxes	7,331	5,651
Accrued expenses	6,221	2,486
Other	4,684	(3,035)
Net cash provided by operating activities	62,987	59,235
Cash flows from investing activities:
Purchases of investments	(283,982)	(251,033)
Maturities and sales of investments	239,396	178,372
Purchases of property, plant, and equipment	(9,078)	(6,152)
Net cash used in investing activities	(53,664)	(78,813)
Cash flows from financing activities:
Issuance of common stock under stock option plans	15,651	25,990
Repurchase of common stock	(35,140)	(28,059)
Tax effect of stock option exercises	7,178	6,584
Net cash provided by (used in) financing activities	(12,311)	4,515
Effect of foreign exchange rate changes on cash and cash equivalents	523	349
Net change in cash and cash equivalents	(2,465)	(14,714)
Cash and cash equivalents at beginning of period	40,644	45,160
Cash and cash equivalents at end of period	$38,179	$30,446

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912
Issuance of common stock under stock plans	1,146		15,651			15,651
Repurchase of common stock	(932)			(35,140)		(35,140)
Stock-based compensation expense			11,258			11,258
Excess tax benefit from stock option exercises			7,178			7,178
Tax benefit for research and development credits as a result of stock option accounting			160			160
Net income				94,854		94,854
Net unrealized loss on cash flow hedges, net of tax of $2					(173)	(173)
Reclassification of net realized loss on cash flow hedges					101	101
Net unrealized gain on available-for-sale investments, net of tax of $133					1,441	1,441
Reclassification of net realized gain on the sale of available-for-sale investments					(651)	(651)
Foreign currency translation adjustment, net of tax of $501					(4,639)	(4,639)
Balance as of September 28, 2014 (unaudited)	87,045	$174	$245,687	$521,845	$(33,754)	$733,952

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of September 28, 2014, and the results of its operations for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 28, 2014 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”
ASU 2014-08 defines a discontinued operation as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment, or (4) other major parts of an entity. In addition, having significant continuing involvement with a component after a disposal or failing to eliminate the operations or cash flows of a disposed component from an entity’s ongoing operations will no longer preclude presentation as a discontinued operation. The ASU will require new disclosures related to discontinued operations and to disposals of individually significant components that do not qualify as discontinued operations. The guidance in ASU 2014-08 applies prospectively to new disposals of components and new classifications as held for sale beginning in 2015 for most entities, with early adoption allowed. Management is in the process of evaluating the impact of this update.
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is in the process of evaluating the impact of this update.
Accounting Standards Update (ASU) 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern"
ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU will require management to disclose principal conditions or events contributing to the "doubt" to continue as a going concern, as well as management's evaluations and plans to try to alleviate these uncertainties. The guidance in ASU 2014-15 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. Given the Company's financial condition, management does not expect ASU 2014-15 to have a significant impact on our disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of September 28, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$568	$—
Corporate bonds	—	255,268
Treasury bills	—	102,674
Asset-backed securities	—	65,130
Sovereign bonds	—	19,234
Municipal bonds	—	9,014
Agency bonds	—	5,765
Cash flow hedge forward contracts	—	133
Economic hedge forward contracts	—	9
Liabilities:
Cash flow hedge forward contracts	—	105
Economic hedge forward contracts	—	9
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
The Company did not record an other-than-temporary impairment of these financial assets or liabilities during the nine-month period ended September 28, 2014.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the nine-month period ended September 28, 2014.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended September 28, 2014.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 28, 2014	December 31, 2013
Cash	$37,611	$40,124
Money market instruments	568	520
Cash and cash equivalents	38,179	40,644
Corporate bonds	45,889	109,040
Municipal bonds	1,971	9,276
Sovereign bonds	1,709	11,448
Asset-backed securities	189	53,559
Agency bonds	—	1,499
Short-term investments	49,758	184,822
Corporate bonds	209,379	109,909
Treasury bills	102,674	73,666
Asset-backed securities	64,941	21,820
Sovereign bonds	17,525	16,385
Municipal bonds	7,043	5,919
Agency bonds	5,765	—
Limited partnership interest	1,956	1,956
Long-term investments	409,283	229,655
	$497,220	$455,121
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of September 28, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$45,785	$106	$(2)	$45,889
Municipal bonds	1,970	1	—	1,971
Sovereign bonds	1,704	5	—	1,709
Asset-backed securities	189	—	—	189
Long-term:
Corporate bonds	208,585	936	(142)	209,379
Treasury bills	102,685	18	(29)	102,674
Asset-backed securities	64,936	42	(37)	64,941
Sovereign bonds	17,516	21	(12)	17,525
Municipal bonds	6,989	54	—	7,043
Agency bonds	5,771	—	(6)	5,765
	$456,130	$1,183	$(228)	$457,085
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 28, 2014 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$67,615	$(29)	$—	$—	$67,615	$(29)
Corporate bonds	59,613	(143)	1,709	(1)	61,322	(144)
Asset-backed securities	18,415	(24)	4,654	(13)	23,069	(37)
Agency bonds	5,765	(6)	—	—	5,765	(6)
Sovereign bonds	5,153	(12)	—	—	5,153	(12)
	$156,561	$(214)	$6,363	$(14)	$162,924	$(228)
As of September 28, 2014, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $66,000 and $21,000, respectively, during the three-month period ended September 28, 2014 and $32,000 and $12,000, respectively, during the three-month period ended September 29, 2013. The Company recorded gross realized gains and gross realized losses on the sale of investments totaling $695,000 and $44,000, respectively, during the nine-month period ended September 28, 2014 and $182,000 and $79,000, respectively, during the nine-month period ended September 29, 2013. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 28, 2014 (in thousands):

	1 Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$45,889	$68,817	$102,268	$18,128	$20,166	$—	$255,268
Treasury bills	—	90,210	12,464	—	—	—	102,674
Asset-backed securities	189	9,677	15,262	24,657	10,822	4,523	65,130
Sovereign bonds	1,709	12,372	5,153	—	—	—	19,234
Municipal bonds	1,971	2,965	3,574	504	—	—	9,014
Agency bonds	—	1,500	4,265	—	—	—	5,765
	$49,758	$185,541	$142,986	$43,289	$30,988	$4,523	$457,085
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2015. As of September 28, 2014, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the nine-month period ended September 28, 2014.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	September 28, 2014	December 31, 2013
Raw materials	$19,175	$13,101
Work-in-process	5,750	4,472
Finished goods	6,285	8,121
	$31,210	$25,694
NOTE 6: Intangible Assets and Goodwill
The Company evaluates the possible impairment of goodwill and other intangible assets whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. No triggering event occurred in the nine-month period ended September 28, 2014 that would indicate a potential impairment of goodwill or other intangible assets.
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
The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2013	$3,016
Provisions for warranties issued during the period	4,012
Fulfillment of warranty obligations	(2,512)
Foreign exchange rate changes	(218)
Balance as of September 28, 2014	$4,298

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
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6M in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. In June 2014, final briefs were filed and the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions of Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. The District Court stayed the decision with regard to the Company’s request for attorney’s fees until the appeal at the Federal Circuit is concluded.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 8500 product. Microscan also sought monetary damages resulting from the alleged infringement. In September 2014, the Company filed an Answer to the Complaint denying all allegations and asserting in a counterclaim that the ’204 patent is invalid. In October 2014, the Company filed an Amended Answer further explaining its counterclaim of invalidity. Also in October 2014, Microscan filed an Amended Complaint alleging that the Company’s DataMan® 7500 and DataMan® 8600 also infringe the ’204 patent. The Company subsequently responded in October 2014 with its Answer to the Amended Complaint. This matter is ongoing.
The Company cannot predict the outcome of the above-referenced pending matter and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table details the letters of credit outstanding as of September 28, 2014:

Type	Guarantee Amount (in thousands)	Guarantee Due Date
Bank guarantees	$989	Various from October 2014 to August 2016
Warranty bonds	807	Various from October 2014 to August 2016
Performance bonds	392	Various from December 2014 to December 2017
	$2,188
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
The Company had the following outstanding forward contracts that were entered into to mitigate foreign currency exchange rate risk (in thousands):

	As of September 28, 2014		As of December 31, 2013
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	665,000	$6,059	625,000	$6,122
Hungarian Forint	604,000	2,479	570,175	2,603
Singapore Dollar	3,225	2,450	2,867	2,346
British Pound	750	1,177	613	1,010
Canadian Dollar	1,173	1,069	985	932
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	885,000	$8,128	294,500	$2,797
British Pound	1,375	2,244	1,100	1,820
Taiwanese Dollar	32,500	1,078	27,000	908
Korean Won	925,000	887	650,000	620
Singapore Dollar	1,200	946	—	—
Hungarian Forint	225,000	919	123,000	568
Euro	—	—	2,828	3,887
Chinese Renminbi	—	—	9,000	1,467
Brazilian Real	—	—	250	106

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 28, 2014	December 31, 2013	Sheet Location	September 28, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$133	$204	Accrued expenses	$105	$98
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$9	$6	Accrued expenses	$9	$24

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	September 28, 2014	December 31, 2013		September 28, 2014	December 31, 2013
Gross amounts of recognized assets	$142	$210	Gross amounts of recognized liabilities	$120	$122
Gross amounts offset	—	—	Gross amounts offset	(6)	—
Net amount of assets presented	$142	$210	Net amount of liabilities presented	$114	$122

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Derivatives Designated as Hedging Instruments:
Gains (losses) in Shareholders' equity on derivatives (effective portion)	Accumulated other comprehensive income (loss), net of tax	$32	$—	$32	$—
Gains (losses) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Product revenue	$(50)	$—	$(33)	$—
	Research, development, and engineering expenses	(15)	—	(40)	—
	Selling, general, and administrative expenses	21	—	(28)	—
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into net income	$(44)	$—	$(101)	$—
Gains (losses) recognized in net income on derivatives (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in net income	Foreign currency gain (loss)	$425	$(186)	$252	$10
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Beginning balance as of December 31, 2013	$104
Amount of loss reclassified to net income	101
Change in fair value of derivative instruments	(173)
Ending balance as of September 28, 2014	$32
Net gains expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into net income within the next twelve months are $30,000.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option and restricted stock award grants. As of September 28, 2014, the Company had 9,901,489 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.
The following table summarizes the Company’s stock option activity for the nine-month period ended September 28, 2014:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	6,138	$15.65
Granted	1,412	39.16
Exercised	(1,133)	13.81
Forfeited or expired	(190)	21.42
Outstanding as of September 28, 2014	6,227	$21.14	7.2	$126,966
Exercisable as of September 28, 2014	2,276	$13.21	5.4	$64,411
Options vested or expected to vest at September 28, 2014 (1)	5,657	$20.34	7.0	$119,889
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Risk-free rate	2.7%	2.0%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	41%	42%	41%	42%
Expected term (in years)	5.4	5.9	5.4	5.9
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended September 28, 2014 and September 29, 2013 were $15.45 and $8.07, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended September 28, 2014 and September 29, 2013 were $15.35 and $8.07, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended September 28, 2014 and September 29, 2013 were $14,461,000 and $14,422,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended September 28, 2014 and September 29, 2013 were $29,104,000 and $28,374,000, respectively. The total fair values of stock options vested for the three-month periods ended September 28, 2014 and September 29, 2013 were $268,000 and $197,000, respectively. The total fair values of stock options vested for the nine-month periods ended September 28, 2014 and September 29, 2013 were $11,251,000 and $9,428,000, respectively.
As of September 28, 2014, total unrecognized compensation expense related to non-vested stock options was $15,716,000, which is expected to be recognized over a weighted-average period of 1.35 years.
The following table summarizes the Company's restricted stock award activity:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2013	—	$—
Granted	20	34.05
Vested	—	—
Forfeited or expired	—	—
Nonvested as of September 28, 2014	20	$34.05	$149
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 28, 2014 were $3,298,000 and $1,098,000, respectively, and for the three-month period ended September 29, 2013 were $2,220,000 and $721,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 28, 2014 were $11,258,000 and $3,670,000, respectively, and for the nine-month period ended September 29, 2013 were $8,299,000, and $2,725,000, respectively. No compensation expense was capitalized as of September 28, 2014 or December 31, 2013.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Product cost of revenue	$242	$160	$795	$564
Service cost of revenue	31	33	138	143
Research, development, and engineering	856	546	2,900	2,009
Selling, general, and administrative	2,169	1,481	7,425	5,583
	$3,298	$2,220	$11,258	$8,299
NOTE 13: Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock to help reduce the dilutive effect of employee stock options. Purchases under this 2011 program began in 2013 upon completion of the 2008 program. As of September 28, 2014, the Company repurchased a total of 1,824,000 shares at a cost of $63,048,000 under the 2011 program, including 380,000 shares at a cost of $14,287,000 in the first quarter of 2014, 360,000 shares at a cost of $12,717,000 in the second quarter of 2014, and 192,000 shares at a cost of $8,136,000 in the third quarter of 2014. On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock. This new authorization will commence once the Company completes the November 2011 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 14: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Nine-months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Income tax provision at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(17)%	(17)%	(17)%	(17)%
Tax credit	—%	—%	—%	—%
Discrete tax events	(1)%	(6)%	(1)%	(3)%
Income tax provision	18%	13%	18%	16%
The effective tax rate for the nine-month period ended September 28, 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $674,000 recorded in the third quarter from the final true-up of the prior year's tax accrual upon filing the actual tax returns, (2) a decrease in tax expense of $217,000 recorded in the third quarter from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, and (3) a decrease to tax expense of $553,000 (which includes $296,000 for the release of certain tax reserves related to the audit period and a change in risk assessment based on the audit results) recorded in the second quarter related to the closing of the Internal Revenue Service (IRS) audit of the Company for tax years 2010 and 2011. These discrete events decreased the effective tax rate from a provision of 19% to a provision of 18% for the three-month and nine-month periods ended September 28, 2014.
The effective tax rate for the nine-month period ended September 29, 2013 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,790,000 recorded in the third quarter from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 recorded in the third quarter from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000, net of related reserves for income taxes, recorded in the first quarter from the retroactive application of the 2012 research and development credit passed by Congress under the American Taxpayer Relief Act of 2012 and signed into law on January 1, 2013. Although the provisions under this law were made retroactive to

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2012, the law was signed on January 1, 2013, and therefore, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. These discrete tax events decreased the effective tax rates from a provision of 19% to a provision of 13% and 16% for the three-month and nine-month periods ended September 29, 2013, respectively.
During the nine-month period ended September 28, 2014, the Company recorded a $47,000 increase in reserves for income taxes, net of deferred tax benefit, for uncertain tax positions that were recorded as income tax expense. Included in this net increase are reductions to the reserve balance of $217,000 recorded in the third quarter of 2014 and $296,000 recorded in the second quarter of 2014. Estimated interest and penalties included in these amounts totaled $74,000 for the nine-month period ended September 28, 2014, of which $13,000 related to the three-month period ended September 28, 2014.
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
The Company’s reserve for income taxes, including gross interest and penalties, was $4,970,000 as of September 28, 2014, which included $3,942,000 classified as a noncurrent liability and $1,028,000 recorded as a reduction to noncurrent deferred tax assets. The amount of gross interest and penalties included in these balances was $468,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $557,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations and the conclusion of the IRS examination, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $300,000 to $400,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2012 through 2013 remain open to examination by the Internal Revenue Service, while the tax years 2011 through 2013 remain open to various state taxing authorities, and the tax years 2010 through 2013 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 15: Weighted-Average Shares
In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic weighted-average common shares outstanding	86,963	87,339	86,875	87,578
Effect of dilutive stock options	2,204	2,020	2,270	1,872
Weighted-average common and common-equivalent shares outstanding	89,167	89,359	89,145	89,450
Stock options to purchase 1,351,041 and 1,090,004 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 28, 2014, respectively, and 76,653 and 1,357,004 for the same periods in 2013, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table summarizes information about the segments (in thousands):

Three-months Ended September 28, 2014	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$148,970	$9,661	$—	$158,631
Service revenue	5,386	5,339	—	10,725
Operating income	62,250	3,925	(6,747)	59,428
Nine-months Ended September 28, 2014	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$316,657	$28,485	$—	$345,142
Service revenue	11,291	12,654	—	23,945
Operating income	124,726	9,509	(21,642)	112,593

Three-months Ended September 29, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$75,184	$8,280	$—	$83,464
Service revenue	2,758	4,566	—	7,324
Operating income	26,038	2,916	(5,575)	23,379
Nine-months Ended September 29, 2013	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$215,515	$22,319	$—	$237,834
Service revenue	7,151	13,205	—	20,356
Operating income	71,641	6,875	(16,983)	61,533
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy; (2) the cyclicality of the semiconductor and electronics industries; (3) the reliance on revenue from the automotive or consumer electronics industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) the loss of a large customer; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•
Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including automotive, consumer electronics, food and beverage, pharmaceutical, and medical devices. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 86% of total revenue in the third quarter of 2014.

•
Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 5% of total revenue in the third quarter of 2014.

•
Surface vision customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 9% of total revenue in the third quarter of 2014.

Revenue for the third quarter of 2014 totaled $169,356,000, representing an increase of $78,568,000, or 87%, from the third quarter of 2013 driven by higher sales to factory automation customers, including revenue of $65,293,000 from a single customer. Gross margin was 74% of revenue in the third quarter of 2014 compared to 76% of revenue in the third quarter of 2013 due to a relatively lower gross margin on the revenue from this single customer, as well as higher new product introduction costs and inventory charges. Operating expenses increased by $19,540,000, or 42%, from the third quarter of 2013 due to additional headcount to support the significantly higher level of business in 2014, for which the costs are expected to continue in the fourth quarter of 2014, as well as higher spending in areas for which the costs are not expected to continue at the same level in the fourth quarter, such as incentive programs, outsourced engineering, marketing activities, and sales demonstration equipment. Despite this higher spending level, operating income increased by $36,049,000 over the third quarter of 2013. Operating income was $59,428,000, or 35% of revenue, in the third quarter of 2014 compared to $23,379,000, or 26% of revenue, in the third quarter of 2013; net income was $50,400,000, or 30% of revenue, in the third quarter of 2014 compared to $20,727,000, or 23% of revenue, in the third quarter of 2013; and net income per diluted share was $0.57 in the third quarter of 2014 compared to $0.23 in the third quarter of 2013.

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

Revenue

Revenue increased by $78,568,000, or 87%, for the three-month period in 2014 compared to the same period in 2013, and increased by $110,897,000, or 43%, for the nine-month period in 2014 compared to the same period in 2013. Although the Company recorded higher sales in all three markets it serves, these increases were primarily attributable to $65,293,000 of revenue recorded in the third quarter of 2014 from a single factory automation customer.

Factory Automation Market

Sales to customers in the factory automation market represented 86% and 83% of total revenue in the three-month and nine-month periods in 2014, respectively, compared to 80% and 78% for the same periods in 2013. Sales to these customers increased by $74,220,000, or 103%, for the three-month period and increased by $102,518,000, or 51%, for the nine-month period. Foreign currency exchange rate changes did not have a material impact on total factory automation revenue, as a stronger Euro in 2014 compared to the prior year was partially offset by the impact of a weaker Japanese Yen. Although the Euro has been stronger, on average, for the nine-month period in 2014 compared to the same period in 2013, the Euro weakened vs. the U.S. Dollar toward the end of the third quarter of 2014 and this trend is continuing into the fourth quarter as of the date of this report. Should this trend continue for the remainder of 2014, a weaker Euro and Japanese Yen vs. the U.S. Dollar would result in lower reported U.S. Dollar revenue when the Company's sales denominated in these foreign currencies are converted into U.S. Dollars.

The Company recorded factory automation revenue from a single customer totaling $65,293,000 for the three-month period in 2014 and $66,298,000 for the nine-month period in 2014. Although Cognex did not sell directly to this customer in 2013, the Company did have business with this customer’s vendors totaling $3,494,000 for the three-month period in 2013 and $7,699,000 for the nine-month period in 2013. Excluding revenue from this customer in 2014 and similar business from this customer’s vendors in 2013, factory automation revenue increased by $12,421,000, or 18%, for the three-month period and increased by $43,919,000, or 23%, for the nine-month period. Geographically, increases were noted across all major regions, with the largest dollar increases in the Americas and Europe and the largest percentage increase in Greater China.

Sales to factory automation customers increased by $62,672,000, or 75%, from the second quarter of 2014. However, excluding revenue from the single customer noted above, factory automation revenue decreased by $2,109,000, or 3%, from the second quarter of 2014 primarily due to lower revenue in Europe where sales can be seasonally slower in the summer months.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 5% and 6% of total revenue in the three-month and nine-month periods in 2014, respectively, compared to 6% and 8% for the same periods in 2013. Sales to these customers increased by $2,194,000, or 38%, for the three-month period and increased by $2,764,000, or 14%, for the nine-month period. The impact of foreign currency exchange rate changes on revenue was not significant in either period.

Semiconductor and electronics capital equipment revenue decreased by $592,000, or 7%, from the second quarter of 2014. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 9% and 11% of total revenue in the three-month and nine-month periods in 2014, respectively, compared to 14% for the same periods in 2013. Revenue from these customers increased by $2,154,000, or 17%, for the three-month period and increased by $5,615,000, or 16%, for the nine-month period. The impact of foreign currency exchange rate changes on revenue was not significant in either period. The increase for the nine-month period was primarily due to the recognition of revenue in the second quarter of 2014 that had been deferred in the fourth quarter of 2013 related to a new software release.

Surface inspection revenue decreased by $1,526,000, or 9%, from the second quarter of 2014 due principally to the recognition in the second quarter of previously deferred revenue noted above. The revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue increased by $75,167,000, or 90%, for the three-month period and increased by $107,308,000, or 45%, for the nine-month period. These increases were driven by a higher volume of MVSD products sold. Product revenue from the single customer noted above amounted to $62,253,000 for the three-month period in 2014 and $63,258,000 for the nine-month period in 2014.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $3,401,000, or 46%, for the three-month period and increased by $3,589,000, or 18%, for the nine-month period. These increases were driven by maintenance and support revenue beginning in the third quarter of 2014 related to the single customer noted above. Service revenue from this customer amounted to $3,040,000 for both the three-month and nine-month periods in 2014. This support will continue in the fourth quarter of 2014. Service revenue as a percentage of total revenue was 6% for both periods in 2014, compared to 8% for both periods in 2013.

Gross Margin

Gross margin as a percentage of revenue was 74% and 75% in the three-month and nine-month periods in 2014, respectively, compared to 76% for both periods in 2013. These decreases were due to lower MVSD margins as described below.

MVSD Margin

MVSD gross margin as a percentage of revenue was 76% and 78% for the three-month and nine-month periods in 2014, respectively, compared to 80% for both periods in 2013. These decreases were due to a relatively-lower gross margin on the single-customer revenue arrangement noted in “Revenue,” as well as higher new product introduction costs and higher inventory charges recorded in 2014 than in the prior year. These margin decreases were partially offset by the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base.

SISD Margin

SISD gross margin as a percentage of revenue was 55% and 54% in the three-month and nine-month periods in 2014, respectively, compared to 55% and 53% for the same periods in 2013. The increase for the nine-month period was due to a higher percentage of total revenue from the sale of products, which have higher margins than the sale of services.

Product Margin

Product gross margin as a percentage of revenue was 76% and 77% in the three-month and nine-month periods in 2014, respectively, compared to 78% for both periods in 2013. These decreases were due to lower MVSD product margins as described above.

Service Margin

Service gross margin as a percentage of revenue was 39% and 44% in the three-month and nine-month periods in 2014, respectively, compared to 56% and 54% for the same periods in 2013. These decreases were primarily due to an increase in relatively low-margin maintenance and support revenue related to the single-customer revenue arrangement noted in “Revenue.”

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses increased by $6,358,000, or 52%, for the three-month period in 2014 compared to the same period in 2013, and increased by $9,274,000, or 26%, for the nine-month period in 2014 compared to the same period in 2013. MVSD RD&E expenses increased by $6,420,000, or 58%, for the three-month period and increased by $9,113,000, or 28%, for the nine-month period, while SISD RD&E expenses decreased by $62,000, or 5%, for the three-month period and increased by $161,000, or 5%, for the nine-month period.

The table below details the $6,420,000 and the $9,113,000 net increases in MVSD RD&E for the three-month and nine-month periods, respectively (in thousands):

	Three-month Period	Nine-month Period
MVSD RD&E expenses in 2013	$11,006	$32,214
Personnel-related costs (recurring nature)	1,352	2,126
Company bonus and other employee incentive programs	1,211	1,236
Engineering prototypes	540	1,111
Recruiting and other non-recurring personnel-related costs	763	1,062
Outsourced engineering costs	1,102	1,030
Stock-based compensation expense	311	829
Travel costs	409	508
Foreign currency exchange rate changes	26	224
Other	706	987
MVSD RD&E expenses in 2014	$17,426	$41,327

The increase in MVSD RD&E expenses was due to higher personnel-related costs, such as salaries and fringe benefits, resulting from headcount additions and modest salary increases granted early in 2014. Headcount was added to support the significantly higher level of business in 2014 and these costs are expected to continue in the fourth quarter of 2014. Company bonus expense increased due to the higher operating profit margin and additional headcount, and the Company incurred higher expenses related to other employee incentive programs, including a $1,000 bonus given to every full-time employee in celebration of the Company’s one millionth shipment in the third quarter of 2014. Recruiting and other non-recurring personnel-related costs, as well as travel costs, also increased as a result of the additional headcount and higher business level. Stock-based compensation expense increased due to a higher valuation of stock options granted early in 2014. In addition, the Company incurred higher spending on materials for engineering prototypes, as well as higher outsourced engineering costs in 2014. Finally, the Company recorded higher expense due to the unfavorable impact of a stronger Euro, as expenses denominated in Euro were translated to U.S. Dollars at a higher rate.

RD&E expenses as a percentage of revenue were 11% and 12% for the three-month and nine-month periods in 2014, compared to 13% and 14% for the same periods in 2013. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $13,182,000, or 39%, for the three-month period in 2014 compared to the same period in 2013, and increased by $21,283,000, or 21%, for the nine-month period in 2014 compared to the same period in 2013. MVSD SG&A expenses increased by $12,455,000, or 46%, for the three-month period and increased by $18,183,000, or 23%, for the nine-month period, while SISD SG&A expenses increased by $368,000, or 12%, for the three-month period and increased by $671,000, or 7%, for the nine-month period. Corporate expenses that are not allocated to either division increased by $359,000, or 9%, for the three-month period and increased by $2,429,000, or 22%, for the nine-month period.

The table below details the $12,455,000 and the $18,183,000 net increases in MVSD SG&A for the three-month and nine-month periods, respectively (in thousands):

	Three-month Period	Nine-month Period
MVSD SG&A expenses in 2013	$26,870	$78,808
Personnel-related costs (recurring nature)	2,243	7,267
Sales commissions	1,601	2,350
Marketing activities	2,127	1,659
Company bonus and other employee incentive programs	1,739	1,360
Recruiting and other non-recurring personnel-related costs	1,403	1,337
Sales demonstration equipment	1,650	1,268
Stock-based compensation expense	371	892
Foreign currency exchange rate changes	105	411
Other	1,216	1,639
MVSD SG&A expenses in 2014	$39,325	$96,991

The increase in MVSD SG&A expenses was due to headcount additions, resulting in higher personnel-related costs, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2014. Headcount was added to support the significantly higher level of business in 2014 and these costs are expected to continue in the fourth quarter of 2014. Sales commissions also increased as a result of the higher business level, as did marketing activities and sales demonstration equipment. Company bonus expense increased due to the higher operating profit margin and additional headcount, and the Company incurred higher expenses related to other employee incentive programs, including a $1,000 bonus given to every full-time employee in celebration of the Company’s one millionth shipment in the third quarter of 2014. Recruiting and other non-recurring personnel-related costs also increased as a result of the additional headcount, and this amount also included severance costs for terminated employees. Stock-based compensation expense increased due to a higher stock price valuation for options granted early in 2014. Finally, the Company recorded higher expense due to the unfavorable impact of a stronger Euro, as expenses denominated in Euro were translated to U.S. Dollars at a higher rate.

The increase in SISD SG&A expenses was primarily due to higher sales commissions ($137,000 for the three-month period and $267,000 for the nine-month period), higher travel costs ($84,000 for the three-month period and $63,000 for the nine-month period), and higher stock-based compensation expense ($49,000 for the three-month period and $167,000 for the nine-month period).

The increase in corporate expenses was due principally to higher stock-based compensation expense ($266,000 in the three-month period and $730,000 in the nine-month period) and higher company bonus expense ($469,000 in the three-month period and $521,000 in the nine-month period). In addition, the Company incurred $120,000 in contract termination costs in the third quarter of 2014. While legal fees related to patent-infringement actions were $743,000 lower for the three-month period, they were $666,000 higher for the nine-month period as the Company incurred a significant amount of expense during the first half of 2014 related to its lawsuit filed against Microscan Systems, Inc., as described in the Notes to Consolidated Financial Statements.

Nonoperating Income (Expense)

The Company recorded foreign currency gains of $716,000 and $510,000 for the three-month and nine-month periods in 2014, respectively, compared to foreign currency losses of $442,000 and $303,000 for the three-month and nine-month periods of 2013, respectively. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. As of September 28, 2014, the Company had a significant amount of U.S. Dollar-denominated accounts receivable and payables on the books of its Irish subsidiary, for which the functional currency is the Euro. These accounts are subject to revaluation and settlement in Foreign currency gain (loss) on the Consolidated Statements of Operations; however, management expects these gains and losses to largely offset.

Investment income decreased by $161,000, or 17%, and increased by $261,000, or 12%, for the three-month and nine-month periods in 2014 compared to the same periods in 2013, respectively. The nine-month period in 2013 included a $267,000 unrealized loss related to a corporate stock holding designated as a trading security, which was liquidated in late 2013. The majority of this loss was recorded in the first quarter of 2013. Excluding the unrealized loss in 2013, investment income is lower in both the three-month and nine-month periods of 2014 due to slightly lower returns.

The Company recorded other income of $202,000 and other expense of $146,000 for the three-month and nine-month periods in 2014, respectively, compared to other expense of $166,000 and $306,000 for the same periods in 2013. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. In 2014, more of this space was occupied than in the prior year. In addition, during the first quarter of 2013, the Company recorded $354,000 of other income due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority.

Income Tax Expense

The Company’s effective tax rate was 18% for both the three-month and nine-month periods in 2014 compared to 13% and 16% for the three-month and nine-month periods in 2013, respectively.

The effective tax rate for 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $674,000 recorded in the third quarter from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (2) a decrease in tax expense of $217,000 recorded in the third quarter from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, and (3) a decrease in tax expense of $553,000, which includes $296,000 for the release of certain tax reserves related to the audit period and a change in risk assessment based on the audit results, recorded in the second quarter related to the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011.

The effective tax rate for 2013 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,790,000 recorded in the third quarter from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 recorded in the third quarter from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 recorded in the first quarter related to the retroactive application of the 2012 research and development credit passed by Congress under the American Taxpayer Relief Act of 2012 and signed into law on January 1, 2013. Although the provisions under this law were made retroactive to January 1, 2012, the law was signed on January 1, 2013, and therefore, the financial impact of any retroactive provision was recorded as a discrete event in the first quarter of 2013.

Excluding the impact of these discrete events, the Company’s effective tax rate was 19% in all periods presented.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $497,220,000 as of September 28, 2014. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the nine months ended September 28, 2014 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements primarily consisted of operating activities, purchases of investments, the Company’s stock repurchase program, and capital expenditures. Capital expenditures for the nine months ended September 28, 2014 totaled $9,078,000 and consisted primarily of expenditures for building improvements at the Company's headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware.

In the first half of 2014, operating activities included significant cash outlays for inventories related to a revenue arrangement with a single customer, which shipped during the second and third quarters of 2014. The Company began invoicing under this arrangement late in the second quarter of 2014. Although a portion of these receivables were collected in the third quarter of 2014, the majority of the balance remained outstanding as of September 28, 2014, resulting in a large increase to Accounts Receivable on the Consolidated Balance Sheets. Management expects these receivables to be collected in the fourth quarter of 2014.

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of September 28, 2014, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the nine months ended September 28, 2014.

In December 2012, the Company declared and paid a $0.055 dividend that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 was also declared and paid in the fourth quarter of 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid during the nine months ended September 28, 2014. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock as a means to reduce the dilutive effect of employee stock options.  Purchases under this 2011 program began in 2013. In 2014, the Company repurchased a total of 932,000 shares at a cost of $35,140,000, including 192,000 shares at a cost of $8,136,000 in the third quarter of 2014.  On April 29, 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's stock. This new authorization will commence once the Company completes the November 2011 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of September 28, 2014, the Company had approximately $495,264,000 in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements

Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

ASU 2014-08 defines a discontinued operation as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment, or (4) other major parts of an entity. In addition, having significant continuing involvement with a component after a disposal or failing to eliminate the operations or cash flows of a disposed component from an entity’s ongoing operations will no longer preclude presentation as a discontinued operation. The ASU will require new disclosures related to discontinued operations and to disposals of individually significant components that do not qualify as discontinued operations. The guidance in ASU 2014-08 applies prospectively to new disposals of components and new classifications as held for sale beginning in 2015 for most entities, with early adoption allowed. Management is in the process of evaluating the impact of this update.

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”

The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is in the process of evaluating the impact of this update.

Accounting Standards Update (ASU) 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern"

ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU will require management to disclose principal conditions or events contributing to the "doubt" to continue as a going concern, as well as management's evaluations and plans to try to alleviate these uncertainties. The guidance in ASU 2014-15 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. Given the Company's financial condition, management does not expect ASU 2014-15 to have a significant impact on our disclosures.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2013.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6M in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. In June 2014, final briefs were filed and the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions of Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. The District Court stayed the decision with regard to the Company’s request for attorney’s fees until the appeal at the Federal Circuit is concluded.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 8500 product. Microscan also sought monetary damages resulting from the alleged infringement. In September 2014, the Company filed an Answer to the Complaint denying all allegations and asserting in a counterclaim that the ’204 patent is invalid. In October 2014, the Company filed an Amended Answer further explaining its counterclaim of invalidity. Also in October 2014, Microscan filed an Amended Complaint alleging that the Company’s DataMan® 7500 and DataMan® 8600 also infringe the ’204 patent. The Company subsequently responded in October 2014 with its Answer to the Amended Complaint. This matter is ongoing.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30—July 27, 2014	—	—	—	$75,088,000
July 28 —August 24, 2014	108,000	42.25	108,000	$70,525,000
August 25—September 28, 2014	84,000	42.54	84,000	$66,952,000
Total	192,000	42.38	192,000	$66,952,000
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013; (iii) Consolidated Balance Sheets as of September 28, 2014 and December 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 28, 2014 and September 29, 2013; (v) Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 28, 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 27, 2014	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)