Form 10-K
period 2014-12-31
COGNEX CORP
filed 2015-02-12
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or
[    ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .
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

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2014: $3,112,594,000
$.002 par value common stock outstanding as of February 1, 2015: 86,544,015 shares
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. Our future results may differ materially from current results and from those projected in the forward-looking statements as a result of known and unknown risks and uncertainties. Readers should pay particular attention to considerations described in the section captioned “Risk Factors,” appearing in Part I - Item 1A of this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Cognex has two operating divisions: the Modular Vision Systems Division (MVSD), based in Natick, Massachusetts, and the Surface Inspection Systems Division (SISD), based in Hayward, California. MVSD develops, manufactures, and markets modular vision systems and ID products that are used to automate the manufacture and tracking of discrete items, such as cellular phones, aspirin bottles, and automobile wheels, by locating, identifying, inspecting, and measuring them during the manufacturing or distribution process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect the surfaces of materials processed in a continuous fashion, such as metal, paper, nonwoven, plastic, and glass, to ensure there are no flaws or defects on the surfaces. Historically, MVSD has been the source of the majority of the Company’s revenue, representing approximately 82% of total revenue in 2014. Financial information about these segments may be found in Note 19 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual Report on Form 10-K.
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
Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. The factory automation market also includes customers who purchase Cognex products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 82% of total revenue in 2014 compared to 80% of total revenue in 2013.
Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. This market, which represented a large portion of our business during the 1990’s, changed after the dot-com bubble burst in 2000. Customers shifted away from embedded machine vision systems containing specialized hardware as PC speeds increased. They first migrated to products containing mostly software with significantly less hardware content, and eventually began buying only the software portion of the system from Cognex. Although these software-only products have high gross margins, the average selling price is significantly lower than for a complete vision system. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 6% of total revenue in 2014 compared to 7% of total revenue in 2013.
Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metal, paper, nonwoven, plastic, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 12% of total revenue in 2014 compared to 13% of total revenue in 2013.
In 2014, direct and indirect revenue from Apple Inc. accounted for 14% of total revenue. In 2013 and 2012, no customer accounted for greater than 10% of total revenue.
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
There have been no acquisitions of businesses or divestitures completed by the Company during the past five years. Management considers business acquisitions to be an important part of our growth strategy, and although we continue to actively seek out acquisition opportunities, we are selective in choosing businesses in the machine vision space that will not significantly dilute our operating margins.
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
Vision Software
Vision software provides users with the most flexibility by combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripheral equipment of their choice. The vision software runs on the customer’s PC, which enables easy integration with PC-based data and controls. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex's VisionPro® software offers an extensive suite of patented vision tools for advanced programming, while Cognex Designer allows customers to build complete vision applications with the simplicity of a graphical, flowchart-based programming environment. Cognex also offers a series of Displacement Sensors that provide three-dimensional inspection of products.
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
Vision Sensors
Unlike general-purpose vision systems that can be programmed to perform a wide variety of vision tasks, vision sensors are designed to deliver very simple, low-cost, reliable solutions for a limited number of common vision applications such as checking the presence and size of parts. Cognex offers the Checker® product line of vision sensors that performs a variety of single-purpose vision tasks.
ID Products
ID products quickly and reliably read codes (e.g., one-dimensional barcodes or two-dimensional data matrix codes) that have been applied to, or directly marked on, discrete items during the manufacturing process. Manufacturers of goods ranging from automotive parts, pharmaceutical items, aircraft components, and medical devices are increasingly using direct part mark (DPM) identification to ensure that the appropriate manufacturing processes are performed in the correct sequence and on the right parts. In addition, DPM is used to track parts from the beginning of their life to the end, and is also used in supply chain management and repair.
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
As of December 31, 2014, Cognex employed 319 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $59,920,000 in 2014, $48,087,000 in 2013, and $41,549,000 in 2012, or approximately 12%, 14%, and 13% of revenue, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. At any point in time, we have numerous research and development projects underway. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.
Manufacturing and Order Fulfillment
Cognex’s MVSD products are manufactured utilizing a turnkey operation whereby the majority of component procurement, system assembly, and initial testing are performed by third-party contract manufacturers. Cognex’s primary contract manufacturer is located in Indonesia. The contract manufacturers use specified components and assembly/test documentation created and controlled by Cognex. After the completion of initial testing, a fully-assembled product from the contract manufacturers is routed to our facility in Cork, Ireland or Natick, Massachusetts, USA, where trained Cognex personnel load the software onto the product and perform quality control procedures. Finished product for customers in the Americas is then shipped from our Natick, Massachusetts facility, while finished product for customers outside of the Americas is shipped from our Cork, Ireland facility.
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
As of December 31, 2014, Cognex’s sales force consisted of 467 professionals, and our partner network consisted of approximately 522 active integrators and authorized distributors. Sales engineers call directly on targeted accounts and manage the activities of our partners within their territories in order to implement the most advantageous sales model for our products. The majority of our sales force holds engineering or science degrees. Cognex has sales and support personnel located throughout the Americas, Europe, and Asia. In recent years, the Company has expanded its sales force in emerging markets, such as China, India, Brazil, and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes. In 2010, the Company established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China, and we began to sell to our Chinese customers through this new entity in 2011. The WFOE is able to accept payment from Chinese customers in Yuan, also known as Renminbi, which we believe allows us to reach more of the potential market for machine vision throughout Mainland China.

Sales to customers based outside of the United States represented approximately 70% of total revenue in 2014 compared to approximately 67% of total revenue in 2013. In 2014, approximately 42% of our total revenue came from customers based in Europe, 9% from customers based in Japan, and 19% from customers based in other regions outside the United States. Sales to customers based in Europe are predominantly denominated in Euros, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in other regions are denominated in U.S. Dollars and Chinese Yuan for sales within Mainland China. Financial information about geographic areas may be found in Note 19 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual Report on Form 10-K.
Cognex’s MVSD service offerings include maintenance and support, training, and consulting services. Maintenance and support programs include hardware support programs that entitle customers to have failed products repaired, as well as software support programs that provide customers with application support and software updates on the latest software releases. Application support is provided by technical support personnel located at Cognex regional offices, as well as by field service engineers that provide support at the customer’s production site. Training services include a variety of product courses that are available at Cognex’s offices worldwide, at customer facilities, and on computer-based tutorials, video, and the internet. Cognex provides consulting services that range from a specific area of functionality to a completely integrated vision application or installed ID application.
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
As of December 31, 2014, Cognex had been granted, or owned by assignment, 403 patents issued worldwide and had another 330 patent applications pending worldwide. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, Checker®, DataMan®, Smart View®, and SmartAdvisor®, as well as many common-law marks.
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

Backlog
As of December 31, 2014, backlog, which includes deferred revenue, totaled $62,113,000, compared to $49,677,000 as of December 31, 2013. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days at MVSD and six months at SISD. Although MVSD accepts orders from customers with requested shipment dates that are within 60 days, orders typically ship within one week of order placement. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.
Employees
As of December 31, 2014, Cognex employed 1,322 persons, including 684 in sales, marketing, and service activities; 319 in research, development, and engineering; 150 in manufacturing and quality assurance; and 169 in information technology, finance, and administration. Of the Company’s 1,322 employees, 696 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.
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
The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect our company in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements. We refer you to the explanation of the qualifications and limitations on such forward-looking statements, appearing under the heading "Forward-Looking Statements" in Part II - Item 7 of this Annual Report on Form 10-K.
The loss of a large customer could have an adverse effect on our business.
In 2014, revenue from a single customer accounted for 14% of total revenue. Customers of this size may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of revenue from other customers. In addition, customers of this size may receive volume pricing discounts and a higher level of post-sale support, which may lower our gross margin percentage. Furthermore, we have extended credit terms to this customer, resulting in large expenditures for inventory months in advance of cash collection, as well as large accounts receivable balances denominated in U.S. Dollars on our Irish subsidiary’s Euro-denominated books that exposes us to foreign currency gains or losses while these receivables are outstanding.
In 2013 and 2012, no customer accounted for greater than 10% of total revenue. As a large portion of our sales are through resellers however, there may be end customers of our resellers that are large consumers of our products. Furthermore, there may be industry leaders that are able to exert purchasing power over their vendors' supply chains, particularly in the automotive and consumer electronics industries. Our expansion within the factory automation marketplace has reduced our reliance upon the revenue from any one customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.

Global economic conditions may negatively impact our operating results.
Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world. In 2009, the credit market crisis and slowing global economies resulted in significantly lower demand for our products, as many of our customers experienced deterioration in their businesses, cash flow issues, difficulty obtaining financing, and declining business confidence. Although our business has recovered since that time, economic conditions are still unsettled in certain regions, resulting in a challenging environment to achieve our targeted rate of revenue growth. If global economic conditions remain unsettled or were to deteriorate, our revenue and our ability to generate operating profits could be materially adversely affected.
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
As of December 31, 2014, the Company had approximately $545 million in cash or debt securities that could be converted into cash. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather another economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.
A downturn in the consumer electronics or automotive industries may adversely affect our business.
In 2014, the largest industries that we served in the factory automation market were the consumer electronics and automotive industries. Our business is impacted by the level of capital spending in these industries, as well as the product design cycles of our major customers in these industries. The market leaders in these industries are able to exert purchasing power over their vendors' supply chains, and our large customers in these industries may decide to purchase fewer products from Cognex or stop purchasing from Cognex altogether. As a result, our operating results could be materially and adversely affected by declining sales in these industries.
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
In 2014, approximately 6% of our revenue was derived from semiconductor and electronics capital equipment manufacturers. This concentration was as high as 61% in 2000 during its revenue peak. The semiconductor and electronics capital equipment industries are highly cyclical and have historically experienced periodic downturns, which have often had a severe effect on demand for production equipment that incorporates our products. While we have been successful in diversifying our business beyond OEM customers who serve the semiconductor and electronics industries, our business is still impacted by capital expenditures in these industries, which, in turn, are dependent upon the market demand for products containing computer chips. As a result, our operating results in the foreseeable future could be significantly and adversely affected by declining sales in either of these industries. Furthermore, the competitive landscape in this market has changed in recent years, with price and the flexibility of purchasing hardware from other vendors becoming more important factors in the purchasing decisions of these manufacturers. In response to this market change, we have introduced software-only products. Although these products have high gross margins, the average selling price of these offerings is significantly lower than for a complete vision system, and therefore, we expect this trend to have a negative impact on our revenue in this market. In addition, a decline in sales in the semiconductor and electronics capital equipment market, where many of these software-only products are sold, may also have a negative impact on our MVSD gross margins.
Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.
In 2014, approximately 70% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers, primarily located in Indonesia. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets, such as our expansion into China, India, Brazil, and Eastern Europe. In 2010, we established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we began to sell to our Chinese customers through this new entity in 2011. This new entity has required and will continue to require significant management attention and financial resources. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

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
Late in 2013, we expanded our foreign currency hedging program to include foreign currency cash flow hedges that protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These derivatives are designated for hedge accounting, and therefore, the effective portion of the forward contract's gain or loss is reported in shareholders' equity as other comprehensive income (loss) and is reclassified into current operations as the hedged transaction impacts current operations. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current operations immediately as opposed to when the hedged transaction impacts current operations. This may result in material foreign currency gains or losses.
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
A significant portion of our revenues and expenses are denominated in the Euro, the Japanese Yen, and the Chinese Yuan, also known as Renminbi. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro in Europe, the Yen in Japan, the Chinese Yuan in Mainland China, and the U.S. Dollar in other regions. We estimate that approximately 41% of our sales in 2014 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
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
A significant portion of our MVSD product is manufactured by a third-party contractor, located in Indonesia. This contractor has agreed to provide Cognex with termination notification periods and last-time-buy rights, if and when that may be applicable. We rely upon this contractor to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes.
Certain components are presently available only from a single source. Certain key electronic components that are purchased from strategic suppliers, such as processors or imagers, are fundamental to the design of Cognex products. A disruption in the supply of these key components, such as a last-time-buy announcement, natural disaster, financial bankruptcy, or other event, may require us to purchase a significant amount of inventory at unfavorable prices resulting in lower gross margins and higher risk of carrying excess or obsolete inventory. Furthermore, we are in the process of complying with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires companies to inquire into the origin of conflict minerals in their supply chains. We are working with our supply chain partners to take reasonable steps to assure conflict minerals are not sourced by Cognex or our supply chain partners. These steps may include purchasing supply from alternative sources. If we are unable to secure adequate supply from alternative sources, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales. Although we are taking certain actions to mitigate supply risk, an interruption in, termination of, or material change in the purchase terms of any key components could have a material adverse effect on our operating results.

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
From time to time, we may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement, or claims and lawsuits instituted by us to protect our intellectual property or for other reasons. We are currently a party to actions that are fully described in the section captioned “Legal Proceedings,” appearing in Part I - Item 3 of this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.
Increased competition may result in decreased demand or prices for our products and services.
The machine vision market is fragmented and Cognex’s competitors are typically other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. Any of these competitors may have greater financial and other resources than we do. Ease-of-use and product price are significant competitive factors in the factory automation marketplace. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could have a material adverse effect on our gross margins and operating results. We refer you to the section captioned “Competition,” appearing in Part I - Item 1 of this Annual Report on Form 10-K for further information regarding the competition that we face.
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
As of December 31, 2014, we had $491 million of investments, of which $489 million consisted of debt securities. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2014, our portfolio of debt securities had a net unrealized loss of $102,000. Included in this net loss, were gross unrealized losses totaling $680,000, of which $664,000 were in a loss position for less than twelve months and $16,000 were in a loss position for greater than twelve months. As of December 31, 2014, these unrealized losses were determined to be temporary. However, if conditions change and future unrealized losses were determined to be other-than-temporary, we would be required to record an impairment charge.
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
As of December 31, 2014, we had $11 million in acquired intangible assets, of which $6 million represented acquired distribution networks. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.
As of December 31, 2014, we had $82 million in acquired goodwill, $78 million of which is assigned to our Modular Vision Systems Division and $4 million of which is assigned to our Surface Inspection Systems Division. The fair value of goodwill is susceptible to changes in the fair value of the reporting segments in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to the net book value of our segments may result in future impairment charges.
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
We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in a misappropriation of our cash or other assets, an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results. Any disruption occurring with our management information systems may cause significant business disruption, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

ITEM 1B:	UNRESOLVED STAFF COMMENTS
There are no unresolved SEC staff comments as of the date of this report.

ITEM 2:	PROPERTIES
In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building. In 2009, the Company renovated space in this building to establish a distribution center for MVSD customers in the Americas. In 2014, the Company moved its distribution center for the Americas to a building adjacent to our corporate headquarters.
In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters. This building is currently occupied by tenants who have lease agreements that expire at various dates through 2021.
In 1997, Cognex purchased a three and one-half acre parcel of land adjacent to our corporate headquarters. This land is being held for future expansion.
In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This building is partially occupied by a tenant who has a lease agreement that expires in 2017. In 2014, the Company moved its distribution center for MVSD customers in the Americas into a portion of this space. The building is currently under renovation to expand the distribution center.
On December 29, 2014, Cognex purchased the 50,000 square foot building in Cork, Ireland where we had previously leased space for several years. This facility serves as the distribution center for MVSD customers outside of the Americas.
Cognex conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2023. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives.

ITEM 3:	LEGAL PROCEEDINGS
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6 million in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity, and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. In June 2014, the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions of Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. In November 2014, the Company filed an unopposed motion to dismiss the Company's appeal, and in December 2014, the Court of Appeals granted the Company's motion to dismiss the Company's appeal. In January 2015, Microscan submitted their appeal brief asserting that the damage award should be vacated, the infringement judgment should be reversed, and that the remaining '487 claims are invalid.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 8500 product. Microscan also sought monetary damages resulting from the alleged infringement. In September 2014, the Company filed an Answer to the Complaint denying all allegations and asserting in a counterclaim that the ’204 patent is invalid. In October 2014, the Company filed an Amended Answer further explaining its counterclaim of invalidity. Also in October 2014, Microscan filed an Amended Complaint alleging that the Company’s DataMan® 7500 and DataMan® 8600 also infringe the ’204 patent. The Company subsequently responded in October 2014 with its Answer to the Amended Complaint. In December 2014, a Markman hearing regarding the legal construction of the relevant patent claim terms was held. In January 2015, the Court issued an order construing such patent claim terms, as the case continues to proceed. In early February 2015, the Company submitted summary judgment motions. Trial is scheduled to begin in April 2015. This matter is ongoing.
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

ITEM 4:	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A:	EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2014:

Name	Age	Title
Robert J. Shillman	68	Chairman of the Board of Directors and Chief Culture Officer
Robert J. Willett	47	President and Chief Executive Officer
Richard A. Morin	65	Executive Vice President of Finance and Administration and Chief Financial Officer
Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.
Dr. Shillman, Mr. Willett, and Mr. Morin have been employed by Cognex for no less than the past five years.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of February 1, 2015, there were approximately 700 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.
In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the tables and narratives below have been restated to reflect the effect of this two-for-one stock split.
The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2014 and 2013 were as follows:

	First	Second	Third	Fourth
2014
High	$40.14	$39.67	$45.80	$42.49
Low	32.83	30.66	37.43	35.16
2013
High	$21.76	$23.24	$32.60	$38.60
Low	18.38	18.43	22.66	29.22
In December 2012, the Company's Board of Directors declared and paid a dividend of $0.055 per share that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 per share was also declared and paid in December 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013 or 2014. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program began in the third quarter of 2013 upon completion of the 2008 program. As of December 31, 2014, the Company had repurchased a total of 2,243,000 shares at a cost of $80,000,000 under this 2011 program, including 1,351,000 shares at a cost of $52,095,000 in 2014. Stock repurchases under this program are now complete. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in the fourth quarter of 2014 upon completion of the 2011 program. In 2014, the Company repurchased a total of 183,000 shares at a cost of $7,578,000 under this 2014 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 – October 26, 2014	—	—	—	$66,952,000
October 27 – November 23, 2014	302,000	40.36	302,000	$54,767,000
November 24 – December 31, 2014	300,000	41.14	300,000	$42,422,000
Total	602,000	40.75	602,000	$42,422,000

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

*$100 invested on 12/31/2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
	12/09	12/10	12/11	12/12	12/13	12/14
Cognex Corporation	100.00	168.04	206.72	221.48	459.69	497.61
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Stocks	100.00	126.83	131.40	151.59	195.61	208.30
(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt,Opt, Measuring, and Controlling Instr

ITEM 6:  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$486,270	$353,886	$324,279	$321,914	$290,691
Cost of revenue (1)	121,020	84,080	79,495	77,919	77,588
Gross margin	365,250	269,806	244,784	243,995	213,103
Research, development, and engineering expenses (1)	59,920	48,087	41,549	40,946	33,080
Selling, general, and administrative expenses (1)	161,667	135,351	119,828	117,694	104,235
Restructuring charges	—	—	—	—	75
Operating income	143,663	86,368	83,407	85,355	75,713
Nonoperating income	3,734	1,518	3,223	1,762	390
Income before income tax expense	147,397	87,886	86,630	87,117	76,103
Income tax expense	25,912	14,313	18,532	17,248	14,722
Net income	$121,485	$73,573	$68,098	$69,869	$61,381
Net income per common and common-equivalent share (2):
Basic	$1.40	$0.85	$0.79	$0.83	$0.77
Diluted	$1.36	$0.83	$0.78	$0.82	$0.76
Weighted-average common and common-equivalent shares outstanding (2):
Basic	86,858	86,946	85,666	83,718	79,848
Diluted	89,071	88,901	87,280	85,524	80,594
Cash dividends per common share (2)	$—	$—	$0.770	$0.180	$0.125

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,204	$924	$742	$628	$278
Research, development, and engineering	3,832	2,585	2,149	2,268	1,020
Selling, general, and administrative	10,122	7,111	5,629	5,172	1,729
Total stock-based compensation expense	$15,158	$10,620	$8,520	$8,068	$3,027

(2) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.
	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Working capital	$183,932	$271,029	$189,493	$231,241	$224,573
Total assets	821,734	709,699	627,605	611,881	533,104
Shareholders’ equity	736,437	643,912	572,285	552,980	473,311

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the cyclicality of the semiconductor and electronics industries; (6) the inability to achieve significant international revenue; (7) fluctuations in foreign currency exchange rates and the use of derivative instruments; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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

•
Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented approximately 82% of total revenue in 2014 compared to 80% of total revenue in 2013.

•
Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented approximately 6% of total revenue in 2014 compared to 7% of total revenue in 2013.

•
Surface inspection customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented approximately 12% of total revenue in 2014 compared to 13% of total revenue in 2013.

Revenue for the year ended December 31, 2014 totaled $486,270,000, representing an increase of $132,384,000, or 37% over the prior year, driven by higher sales to factory automation customers, including revenue of approximately$70 million from a single customer. Gross margin was 75% of revenue in 2014 compared to 76% of revenue in 2013 due to a relatively lower gross margin on the revenue from this single customer, as well as higher new product introduction costs and inventory charges. Operating expenses increased by $38,149,000, or 21%, from the prior year due primarily to additional headcount to support the significantly higher level of business in 2014. Despite this higher spending level, operating income increased by $57,295,000, or 66%, from the prior year. Operating income was $143,663,000, or 30% of revenue, in 2014 compared to operating income of $86,368,000, or 24% of revenue, in 2013; net income was $121,485,000, or 25% of revenue, in 2014 compared to net income of $73,573,000, or 21% of revenue, in 2013; and net income per diluted share was $1.36 in 2014 compared to $0.83 in 2013.
The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	25	24	25
Gross margin	75	76	75
Research, development, and engineering expenses	12	14	13
Selling, general, and administrative expenses	33	38	36
Operating income	30	24	26
Nonoperating income	—	1	1
Income before income tax expense	30	25	27
Income tax expense	5	4	6
Net income	25%	21%	21%
RESULTS OF OPERATIONS
As foreign currency exchange rates are a factor in understanding period-to-period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We also use results on a constant-currency basis internally as one measure to evaluate our performance. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign currency exchange rate changes. Results on a constant-currency basis are not in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be considered in addition to, and not as a substitute for, results prepared in accordance with U.S. GAAP.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
Revenue for the year ended December 31, 2014 increased by $132,384,000, or 37%, from the prior year. The Company recorded higher sales in all three markets it serves. Sales to factory automation customers increased by $115,519,000, or 41%; sales to semiconductor and electronics capital equipment customers increased by $3,279,000, or 14%; and sales to surface inspection customers increased by $13,586,000, or 29%.
Factory Automation Market
Sales to customers in the factory automation market represented 82% of total revenue in 2014 compared to 80% of total revenue in 2013. Sales to these customers increased by $115,519,000, or 41%, from the prior year. Foreign currency exchange rate changes did not have a material impact on total factory automation revenue, as the impact of a stronger Euro in 2014, on average for the full year, compared to the prior year was offset by the impact of a weaker

Japanese Yen. Although the Euro was stronger, on average, for the full year 2014 compared to the full year 2013, the Euro weakened vs. the U.S. Dollar in the fourth quarter of 2014 and this trend is continuing into the first quarter of 2015 as of the date of this report. A weaker Euro and Japanese Yen vs. the U.S. Dollar results in lower reported U.S. Dollar revenue when the Company’s sales denominated in these currencies are translated into U.S. Dollars.
The Company recorded factory automation revenue from a single customer, both direct and indirect, of approximately $70,000,000 in 2014 compared to approximately $10,000,000 in 2013. Excluding revenue from this customer in both years, factory automation revenue increased by $55,519,000, or 20%, from the prior year. Geographically, this incremental revenue came primarily from the Americas, Greater China, and Europe.
Sales to factory automation customers decreased by $53,108,000, or 36%, in the fourth quarter of 2014 from the third quarter of 2014. However, excluding revenue from the single customer noted above, factory automation revenue increased by $8,625,000, or 11%, from the prior quarter.
Semiconductor and Electronics Capital Equipment Market
Sales to customers who make automation equipment for the semiconductor and electronics industries represented 6% of total revenue in 2014 compared to 7% of total revenue in 2013. Sales to these customers increased by $3,279,000, or 14%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which primarily relate to the Japanese Yen, sales to semiconductor and electronics capital equipment customers increased by approximately $4,051,000, or 18%, from 2013.
Sales to semiconductor and electronics capital equipment customers decreased by $2,747,000, or 35%, in the fourth quarter of 2014 from the third quarter of 2014. The semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.
Surface Inspection Market
Sales to customers in the surface inspection market represented 12% of total revenue in 2014 compared to 13% of total revenue in 2013. Sales to these customers increased by $13,586,000, or 29%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which primarily relate to the Japanese Yen, sales to surface inspection customers increased by approximately $14,322,000, or 31%, from 2013. Approximately $8,500,000 of this increase was due to the deferral of $4,250,000 of product revenue related to a new software release from 2013 to 2014 when final testing took place at customer sites.
The fourth quarter of 2014 was a record revenue quarter for surface inspection sales, which increased by $3,682,000, or 25%, from the third quarter of 2014. Due to the relatively large average order values at SISD, the revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.
Product Revenue
Product revenue increased by $124,280,000, or 38%, from the prior year. A higher volume of systems sold to MVSD customers, including the single factory automation customer noted above, accounted for $110,831,000 of the increase. The remaining increase of $13,449,000 came from higher SISD product revenue.
Service Revenue
Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $8,104,000, or 30%, from the prior year. Maintenance and support revenue from the single factory automation customer noted above in the form of field support at the customer’s production site beginning in the third quarter of 2014 accounted for the majority of this increase. Service revenue as a percentage of total revenue was 7% in 2014 compared to 8% in 2013. This percentage will fluctuate in future periods depending upon the level of on-site support services provided by the Company.
Gross Margin
Gross margin as a percentage of revenue was 75% in 2014 compared to 76% in 2013. This decrease was due to lower MVSD margins as described below.

MVSD Margin
MVSD gross margin as a percentage of revenue was 78% in 2014 compared to 80% in 2013 due to lower product and service margins, as well as a greater percentage of MVSD revenue from the sale of services, which have lower margins than the sale of products. The lower product margin was due to a relatively lower product margin on the single-customer revenue arrangement noted in “Revenue,” as well as higher new product introduction costs and higher inventory charges recorded in 2014 than in the prior year. These product margin decreases were partially offset by the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base. The lower service margin was due to the on-site support services provided as part of the single-customer revenue arrangement noted in “Revenue.” These services were provided at a relatively lower service margin than the Company’s other service offerings.
SISD Margin
SISD gross margin as a percentage of revenue was 55% in 2014 compared to 54% in 2013. This increase was due to a higher product margin and a greater percentage of SISD revenue from the sale of products, which have higher margins than the sale of services, partially offset by a lower service margin. The higher product margin was the result of material cost reductions on a new product release, while the lower service margin was due to higher installation costs to ensure this new product was operating properly in field conditions.
Product Margin
Product gross margin as a percentage of revenue was 78% in both 2014 and 2013. A lower MVSD product margin was offset by a higher SISD product margin, both as described above.
Service Margin
Service gross margin as a percentage of revenue was 44% in 2014 compared to 55% in 2013. This decrease was primarily due to a lower MVSD service margin, as described above.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses in 2014 increased by $11,833,000, or 25%, from the prior year. MVSD RD&E expenses increased by $11,468,000, or 26%, while SISD RD&E expenses increased by $365,000, or 9%.
The table below (in thousands) details the $11,468,000 net increase in MVSD RD&E in 2014:

MVSD RD&E balance in 2013	$43,973
Personnel-related costs (recurring nature)	3,256
Recruiting and other non-recurring personnel-related costs	1,420
Engineering prototypes	1,283
Company bonus and other employee incentive programs	1,206
Stock-based compensation expense	1,205
Travel costs	716
Outsourced engineering costs	443
Other	1,939
MVSD RD&E balance in 2014	$55,441
The increase in MVSD RD&E expenses was due to higher personnel-related costs, such as salaries and fringe benefits, resulting from headcount additions and modest salary increases granted early in 2014. Headcount was added to support the significantly higher level of business in 2014 and these costs are expected to continue in future periods. Recruiting and other non-recurring personnel-related costs, as well as travel costs, also increased as a result of the additional headcount and higher business level. Company bonus expense increased due to the additional headcount and the Company incurred higher expenses related to other employee incentive programs, including a $1,000 bonus given to every full-time employee in celebration of the Company’s one-millionth shipment. In addition, the Company incurred higher spending on materials for engineering prototypes, as well as higher outsourced engineering costs in 2014. Stock-based compensation expense increased due to a higher valuation of stock options granted early in 2014.

The increase in SISD RD&E expenses was primarily due to company bonus recorded in 2014 ($229,000), while the division did not meet its bonus metrics in 2013.
RD&E expenses as a percentage of revenue were 12% in 2014 compared to 14% in 2013. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses in 2014 increased by $26,316,000, or 19%, from the prior year. MVSD SG&A expenses increased by $21,943,000, or 20%, and SISD SG&A expenses increased by $1,086,000, or 9%. Corporate expenses that are not allocated to either division increased by $3,287,000, or 23%.
The table below (in thousands) details the $21,943,000 net increase in MVSD SG&A in 2014:

MVSD SG&A balance in 2013	$108,497
Personnel-related costs (recurring nature)	11,535
Sales commissions	2,307
Sales demonstration equipment	1,936
Marketing activities	1,463
Stock-based compensation expense	1,411
Company bonus and other employee incentive programs	1,125
Recruiting and other non-recurring personnel-related costs	751
Other	1,415
MVSD SG&A balance in 2014	$130,440
The increase in MVSD SG&A expenses was due to headcount additions, resulting in higher personnel-related costs, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2014. Headcount was added to support the significantly higher level of business in 2014 and these costs are expected to continue in future periods. Sales commissions also increased as a result of the higher business level, as did marketing activities. Stock-based compensation expense increased due to a higher valuation of stock options granted early in 2014. Company bonus expense increased due to the additional headcount and the Company incurred higher expenses related to other employee incentive programs, including a $1,000 bonus given to every full-time employee in celebration of the Company’s one-millionth shipment. Recruiting and other non-recurring personnel-related costs, as well as sales demonstration equipment, also increased as a result of the additional headcount and higher business level.
The increase in SISD SG&A expenses was primarily due to company bonus recorded in 2014 ($472,000), while the division did not meet its bonus metrics in 2013, in addition to higher stock-based compensation expense ($237,000).
The increase in corporate expenses was primarily due to higher stock-based compensation expense ($1,343,000), higher company bonus expense ($648,000), and higher legal fees related to patent-infringement actions ($1,156,000- refer to Note 10 to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K).
Nonoperating Income (Expense)
The Company recorded foreign currency gains of $861,000 in 2014 compared to foreign currency losses of $646,000 in 2013. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. As of December 31, 2014, the Company had collected the vast majority of the U.S. Dollar-denominated accounts receivable on the books of its Irish subsidiary, for which the functional currency is the Euro, from the single customer noted in “Revenue.”
Investment income increased by $552,000, or 21%, from the prior year. This increase was primarily due to investment losses of $702,000 that were recorded in 2013. Excluding these losses, investment income decreased due to lower returns, partially offset by a higher investment balance.
The Company recorded other expense, net of other income, of $283,000 in 2014 and $440,000 in 2013. The Company recorded $354,000 of other income in 2013 due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. These buildings were largely unoccupied during 2013; however, late in 2013, a new tenant began to occupy a significant portion of the space in one of the buildings, which resulted in higher rental income in 2014.
Income Tax Expense
The Company’s effective tax rate was 18% of the Company’s pretax income in 2014 compared to 16% in 2013.
The effective tax rate for 2014 included the impact of the following discrete events: (1) a decrease in tax expense of $674,000 from the final true-up of the prior year's tax accrual upon filing the actual returns, (2) a decrease in tax expense of $217,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (3) a decrease in tax expense of $553,000, which includes $296,000 for the release of certain tax reserves, related to the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, and (4) a decrease in tax expense, net of reserves, of $757,000 from the retroactive application of the 2014 research and development tax credit. The Tax Increase Prevention Act of 2014 was passed by Congress in December 2014 and the provisions under this act are to be applied retroactively to January 1, 2014.
The effective tax rate for 2013 included the impact of the following discrete events: (1) a decrease in tax expense of $1,790,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013, and as a result, the reduction to income tax expense was recorded as a discrete event in the first quarter of 2013.
Excluding the impact of these discrete events, the Company's effective tax rate was 19% of the Company's pretax income in both 2014 and 2013.
RESULTS OF OPERATIONS
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
Geographically, increases from the prior year in factory automation revenue were noted across all major regions except for Japan. However, excluding the impact of foreign currency exchange rate changes, revenue in Japan also increased from the prior year. Revenue in Japan had declined in both 2011 and 2012 after the natural disasters that hit this region early in 2011. The largest percentage increases were noted in Asia, particularly in China where the Company has made significant investments in its sales and support infrastructure, while the largest dollar increases were noted in the Americas where sales of the Company's ID Products were strong.
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

Investment income in 2013 decreased by $1,866,000, or 42%, from the prior year. The decrease was primarily due to gains recorded upon the liquidation of the Company's Euro-denominated investment portfolio in 2012 of $1,071,000 which did not repeat, as well as losses recorded in 2013 on the sale of equity securities of $702,000. Interest income on the Company's portfolio of debt securities was relatively flat, as higher average cash balances available for investment were offset by lower yields.

The Company recorded other expense, net of other income, of $440,000 in 2013 and $367,000 in 2012. The Company recorded $354,000 and $141,000 of other income in the first quarters of 2013 and 2012, respectively, due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters. These buildings were largely unoccupied during 2013; however, late in 2013, a new tenant began to occupy a significant portion of the space in one of the buildings.
Income Tax Expense
The Company’s effective tax rate was 16% in 2013 compared to 21% in 2012.
The effective tax rate for 2013 included the impact of the following discrete events: (1) a decrease in tax expense of $1,790,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013, and as a result, the reduction to income tax expense was recorded as a discrete item in the first quarter of 2013. The impact of these discrete tax events decreased the effective tax rate from 19% to 16% for 2013.
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
Excluding these discrete tax events, the Company's effective tax rate would be 19% and 21% of the Company's pretax income for 2013 and 2012, respectively. The decrease in the effective tax rate was primarily due to a higher proportion of the Company's pretax income being earned in relatively lower tax jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $546,995,000 as of December 31, 2014. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements in 2014 were met with its existing cash balances, cash from investment maturities and sales, positive cash flows from operations, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, purchases of investments, the Company's stock repurchase program, and capital expenditures. As of December 31, 2014, the Company had collected the vast majority of the accounts receivable from the single-customer revenue arrangement noted in 2014 "Results of Operations."
Capital expenditures totaled $20,934,000 in 2014 and included the purchase in late 2014 of a building in Cork, Ireland for 4,500,000 Euros (approximately $5,444,000) where the Company had previously leased space for several years that serves as the distribution center for MVSD customers outside of the Americas. 450,000 Euros of the purchase price was paid in December 2014 and the remaining 4,050,000 Euros were paid in early February 2015. Capital expenditures also included building improvements at the Company’s headquarters and adjacent buildings in Natick, Massachusetts, as well as expenditures for computer hardware and manufacturing test equipment related to new product introductions.
The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

Year Ending December 31,	Venrock Limited Partnership Interest	Inventory Purchase Commitments	Leases	Total
2015	$614	$4,748	$5,315	$10,677
2016	—	—	3,309	3,309
2017	—	—	2,050	2,050
2018	—	—	1,490	1,490
2019	—	—	1,416	1,416
Thereafter	—	—	2,217	2,217
	$614	$4,748	$15,797	$21,159
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of December 31, 2014, the Company contributed $19,886,000 to the partnership.  The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Contributions and distributions are at the discretion of Venrock’s management.  No contributions were made and no distributions were received in 2014.
In addition to the obligations described above, the following items may also result in future material uses of cash:
Dividends
In December 2012, the Company's Board of Directors declared and paid a dividend of $0.055 per share that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 per share was also declared and paid in December 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013 or 2014. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program began in the third quarter of 2013 upon completion of the 2008 program. As of December 31, 2014, the Company had repurchased a total of 2,243,000 shares at a cost of $80,000,000 under this 2011 program, including 1,351,000 shares at a cost of $52,095,000 in 2014. Stock repurchases under this program are now complete. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in the fourth quarter of 2014 upon completion of the 2011 program. In 2014, the Company repurchased a total of 183,000 shares at a cost of $7,578,000 under this 2014 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
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
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2014, the Company had approximately $545,039,000 in either cash or debt securities that could be converted into cash. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2014, the Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Revenue Recognition
The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. When customer-specified acceptance criteria exists that are substantive, product revenue is deferred until these criteria have been met, along with the associated incremental direct costs.
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
Investments
As of December 31, 2014, the Company’s investment balance totaled $491,301,000, of which $489,345,000 consisted of debt securities and $1,956,000 consisted of a limited partnership interest in a venture capital fund. The debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2014, the Company’s portfolio of debt securities had a net unrealized loss of $102,000. The limited partnership interest is in Venrock Associates III, L.P., a venture capital fund with an investment focus on Information Technology and Health Care and Life Sciences. The limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. Furthermore, this investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting.
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
Management monitors the carrying value of its investments in debt securities and the limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. There were no other-than-temporary impairments of investments in 2014, 2013, or 2012.

Accounts Receivable
The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Global economic uncertainty may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2014, the Company’s reserve against accounts receivable was $1,095,000, or 2% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2014 would have affected net income by approximately $89,000.
Inventories
Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand in order to take advantage of favorable pricing or address concerns about the availability of future supplies and long lead times. As of December 31, 2014, the Company’s reserve for excess and obsolete inventory totaled $5,970,000, or 14% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2014 would have affected net income by approximately $484,000.
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
If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. No impairment losses were recorded in 2014, 2013, or 2012. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.
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
Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation as of October 4, 2010, which was the last time it was performed under the two-step process. At that time, this analysis indicated that the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119% at that date. Based on the qualitative assessment, management does not believe that it is more likely than not that the carrying value of either reporting unit exceeds its fair value. No impairment losses were recorded in 2014, 2013, or 2012.
Warranty Obligations
The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2014, the Company’s accrued warranty obligations amounted to $4,494,000. A 10% difference in accrued warranty obligations as of December 31, 2014 would have affected net income by approximately $364,000.
Contingencies
Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make our determination as to whether a loss contingency arising from litigation should be recorded or disclosed. This analysis is performed on a quarterly basis or when facts and circumstances dictate. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2014.
Stock-Based Compensation
Compensation expense is recognized for all stock option and restricted stock grants. Determining the appropriate valuation model and estimating the fair values of these grants requires the input of subjective assumptions, including expected stock price volatility, dividend yields, expected term, and forfeiture rates. The expected volatility assumption is based partially upon the historical volatility of the Company’s common stock, which may or may not be a true indicator of future volatility, particularly as the Company continues to seek to diversify its customer base. The assumptions used in calculating the fair values of stock option grants represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be significantly different from what the Company recorded in the current period.
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
Derivative Instruments
In certain instances, the Company enters into forward contracts to hedge against foreign currency fluctuations. The Company's forward contracts are reported at fair value based upon model-driving valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. The Company's forward contracts are typically traded or executed in over-the-counter markets with a relatively high degree of pricing transparency. The market participants are generally large commercial banks.
Currently, the Company enters into two types of hedges to manage foreign currency exchange rate risk. The first are economic hedges which utilize foreign currency forward contracts to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as effective hedges, and therefore, do not qualify for effective hedge accounting. The second are cash flow hedges which utilize foreign currency forward contracts to protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These cash flow hedges are designated for hedge accounting, and therefore, the effective portion of the forward contract's gain or loss is reported in shareholders' equity as other comprehensive income (loss) and is reclassified into current operations as the hedged transaction impacts current operations. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current operations immediately as opposed to when the hedged transaction impacts current operations. This may result in material foreign currency gains or losses.
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
ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently mitigates certain foreign currency exchange rate risks with derivative instruments. The Company does not currently manage its interest rate risk with derivative instruments.
Foreign Currency Risk
The Company faces exposure to foreign currency exchange rate fluctuations, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of the Company’s subsidiaries or the reporting currency of the Company, which is the U.S. Dollar. In certain instances, we utilize forward contracts to hedge against foreign currency fluctuations. These contracts are used to minimize foreign gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. We do not engage in foreign currency speculation.
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

The Company had the following outstanding forward contracts (in thousands):

	As of December 31, 2014				As of December 31, 2013
Currency	Notional Value	USD Equivalent	High Rate	Low Rate	Notional Value	USD Equivalent	High Rate	Low Rate

Derivatives Designated as Hedging Instruments:
Japanese Yen	1,225,000	$10,211	148.124	138.7	625,000	$6,122	140.38	140.16
Hungarian Forint	803,000	3,099	319.05	305.07	570,175	2,603	306.06	298.26
Singapore Dollar	3,515	2,564	1.7413	1.6304	2,867	2,346	1.6798	1.6789
British Pound	491	732	0.8375	0.7914	613	1,010	0.8375	0.8334
Canadian Dollar	758	688	1.125	1.062	985	932	1.0635	1.0522
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	535,000	$4,464	145.023	119.79	294,500	$2,797	144.84	105.15
British Pound	1,400	2,183	0.776	0.776	1,100	1,820	0.8305	0.8305
Hungarian Forint	410,000	1,569	316.1	316.1	123,000	568	297.40	297.40
Singapore Dollar	1,225	922	1.607	1.607	—	—	—	—
Taiwanese Dollar	28,000	883	38.364	38.364	27,000	908	40.85	40.85
Korean Won	940,000	858	1,325	1,325	650,000	620	1,441.58	1,441.58
Euro	—	—	—	—	2,828	3,887	1.379	1.379
Chinese Yuan	—	—	—	—	9,000	1,467	8.4301	8.4301
Brazilian Real	—	—	—	—	250	106	2.3654	2.3654
A change in foreign currency exchange rates could materially impact the fair value of these contracts; however, if this occurred, the fair value of the underlying exposures hedged by the contracts would change by a similar amount. Accordingly, management does not believe that a material change in foreign currency exchange rates used in the fair value of our derivative instruments would materially impact operations or cash flows.
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
The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro, the Japanese Yen, and the Chinese Yuan, also known as Renminbi. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro in Europe, the Yen in Japan, the Chinese Yuan in Mainland China, and the U.S. Dollar in other regions. We estimate that approximately 41% of our sales in 2014 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Although the Euro was stronger on average for the full year 2014 compared to the full year 2013, the Euro weakened versus the U.S. Dollar in the fourth quarter of 2014 and this trend is continuing into 2015 as of the date of this report. A weaker Euro versus the U.S. Dollar results in lower reported U.S. Dollar revenue when the Company's sales denominated in Euros are translated into U.S. Dollars.
Interest Rate Risk
The Company’s investment portfolio of debt securities includes corporate bonds, treasury bills, asset-backed securities, a Euro liquidity fund, agency bonds, sovereign bonds, municipal bonds, and supranational bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of

December 31, 2014, the fair value of the Company’s portfolio of debt securities amounted to $489,345,000 with principal amounts totaling $489,447,000, maturities that do not exceed seven years, and a yield to maturity of 0.83%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.
Although it is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years, 85% of the investment portfolio as of December 31, 2014 has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2014, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.
The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate bonds	$249,741	$248,462	$247,183	$245,903	$244,624
Treasury bills	91,348	90,880	90,412	89,944	89,477
Asset-backed securities	64,528	64,197	63,867	63,537	63,206
Euro liquidity fund	48,708	48,472	48,235	47,999	47,763
Agency bonds	16,619	16,534	16,449	16,364	16,279
Sovereign bonds	13,600	13,530	13,461	13,391	13,321
Municipal bonds	7,918	7,878	7,837	7,797	7,756
Supranational bonds	1,921	1,911	1,901	1,891	1,881
	$494,383	$491,864	$489,345	$486,826	$484,307

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 12, 2015

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenue
Product	$451,066	$326,786	$295,588
Service	35,204	27,100	28,691
	486,270	353,886	324,279
Cost of revenue
Product	101,448	71,893	65,432
Service	19,572	12,187	14,063
	121,020	84,080	79,495
Gross margin
Product	349,618	254,893	230,156
Service	15,632	14,913	14,628
	365,250	269,806	244,784
Research, development, and engineering expenses	59,920	48,087	41,549
Selling, general, and administrative expenses	161,667	135,351	119,828
Operating income	143,663	86,368	83,407
Foreign currency gain (loss)	861	(646)	(880)
Investment income	3,156	2,604	4,470
Other expense	(283)	(440)	(367)
Income before income tax expense	147,397	87,886	86,630
Income tax expense	25,912	14,313	18,532
Net income	$121,485	$73,573	$68,098
Net income per common and common-equivalent share (1):
Basic	$1.40	$0.85	$0.79
Diluted	$1.36	$0.83	$0.78
Weighted-average common and common-equivalent shares outstanding (1):
Basic	86,858	86,946	85,666
Diluted	89,071	88,901	87,280
Cash dividends per common share (1)	$—	$—	$0.77

(1) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$121,485	$73,573	$68,098
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $0, $13, and $0 in 2014, 2013, and 2012, respectively	(118)	104	—
Reclassification of net realized (gain) loss into current operations	46	—	—
Net change related to cash flow hedges	(72)	104	—

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $40, ($147), and $129 in 2014, 2013, and 2012, respectively	579	(190)	2,079
Reclassification of net realized (gain) loss into current operations	(673)	(314)	(1,695)
Net change related to available-for-sale investments	(94)	(504)	384

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of ($870), $22, and ($7) in 2014, 2013, and 2012, respectively	(9,400)	82	(12,546)
Net change related to foreign currency translation adjustments	(9,400)	82	(12,546)

Other comprehensive income (loss), net of tax	(9,566)	(318)	(12,162)
Total comprehensive income	$111,919	$73,255	$55,936

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,694	$40,644
Short-term investments	90,456	184,822
Accounts receivable, less reserves of $1,095 and $1,354 in 2014 and 2013, respectively	50,938	53,015
Inventories	35,536	25,694
Deferred income taxes	8,985	7,611
Prepaid expenses and other current assets	22,997	20,265
Total current assets	264,606	332,051
Long-term investments	400,845	229,655
Property, plant, and equipment, net	47,907	37,136
Deferred income taxes	14,452	12,307
Intangible assets, net	10,699	14,723
Goodwill	81,689	81,689
Other assets	1,536	2,138
	$821,734	$709,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,114	$9,487
Accrued expenses	39,949	34,331
Accrued income taxes	1,048	1,263
Deferred revenue and customer deposits	20,563	15,941
Total current liabilities	80,674	61,022
Reserve for income taxes	4,623	4,765
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 86,542 and 86,831 shares in 2014 and 2013, respectively	173	174
Additional paid-in capital	251,717	211,440
Retained earnings	523,946	462,131
Accumulated other comprehensive loss, net of tax	(39,399)	(29,833)
Total shareholders’ equity	736,437	643,912
	$821,734	$709,699

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$121,485	$73,573	$68,098
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	15,158	10,620	8,520
Depreciation of property, plant, and equipment	8,443	7,305	6,721
Amortization of intangible assets	4,024	3,797	4,137
Amortization of discounts or premiums on investments	1,823	2,519	5,735
Realized (gain) loss on sale of investments	(673)	403	(1,625)
Change in deferred income taxes	(2,364)	2,234	429
Tax effect of stock option exercises	(7,871)	(7,658)	(3,594)
Changes in operating assets and liabilities:
Accounts receivable	(915)	(11,311)	5,035
Inventories	(11,750)	666	1,872
Accounts payable	10,896	2,644	(246)
Accrued expenses	7,812	5,593	(1,974)
Accrued income taxes	7,700	7,968	3,363
Deferred revenue and customer deposits	5,893	3,228	(761)
Other	(3,691)	(6,126)	5,421
Net cash provided by operating activities	155,970	95,455	101,131
Cash flows from investing activities:
Purchases of investments	(422,633)	(370,781)	(460,486)
Maturities and sales of investments	339,470	296,091	431,510
Purchases of property, plant, and equipment	(20,934)	(9,630)	(9,878)
Cash paid for purchased technology	—	(3,750)	—
Net cash used in investing activities	(104,097)	(88,070)	(38,854)
Cash flows from financing activities:
Issuance of common stock under stock option plans	16,930	27,792	17,468
Payment of dividends	—	—	(66,213)
Repurchase of common stock	(59,673)	(47,908)	—
Tax effect of stock option exercises	7,871	7,658	3,594
Net cash used in financing activities	(34,872)	(12,458)	(45,151)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,951)	557	(10,069)
Net change in cash and cash equivalents	15,050	(4,516)	7,057
Cash and cash equivalents at beginning of year	40,644	45,160	38,103
Cash and cash equivalents at end of year	$55,694	$40,644	$45,160
The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2011	84,446	$168	$135,584	$434,581	$(17,353)	$552,980
Issuance of common stock under stock option plans	1,664	4	17,464	—	—	17,468
Stock-based compensation expense	—	—	8,520	—	—	8,520
Excess tax benefit from stock option exercises	—	—	3,594	—	—	3,594
Payment of dividends	—	—	—	(66,213)	—	(66,213)
Net income	—	—	—	68,098	—	68,098
Net unrealized gain on available-for-sale investments, net of tax of $129	—	—	—	—	2,079	2,079
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(1,695)	(1,695)
Foreign currency translation adjustment, net of tax of $7	—	—	—	—	(12,546)	(12,546)
Balance as of December 31, 2012	86,110	$172	$165,162	$436,466	$(29,515)	$572,285
Issuance of common stock under stock option plans	2,440	2	27,790	—	—	27,792
Repurchase of common stock	(1,719)	—	—	(47,908)	—	(47,908)
Stock-based compensation expense	—	—	10,620	—	—	10,620
Excess tax benefit from stock option exercises	—	—	7,658	—	—	7,658
Tax benefit for research and development credits as a result of stock options	—	—	210	—	—	210
Net income	—	—	—	73,573	—	73,573
Net unrealized gain on cash flow hedges net of tax of $13	—	—	—	—	104	104
Net unrealized loss on available-for-sale investments, net of tax of $147	—	—	—	—	(190)	(190)
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(314)	(314)
Foreign currency translation adjustment, net of tax of $22	—	—	—	—	82	82
Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912
Issuance of common stock under stock option plans	1,245	2	16,928	—	—	16,930
Repurchase of common stock	(1,534)	(3)	—	(59,670)	—	(59,673)
Stock-based compensation expense	—	—	15,158	—	—	15,158
Excess tax benefit from stock option exercises	—	—	7,871	—	—	7,871
Tax benefit for research and development credits as a result of stock options	—	—	320	—	—	320
Net income	—	—	—	121,485	—	121,485
Net unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(118)	(118)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	46	46
Net unrealized gain on available-for-sale investments, net of tax of $40	—	—	—	—	579	579
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(673)	(673)
Foreign currency translation adjustment, net of tax of $870	—	—	—	—	(9,400)	(9,400)
Balance as of December 31, 2014	86,542	$173	$251,717	$523,946	$(39,399)	$736,437

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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment, net of tax, is recorded in shareholders’ equity as other comprehensive income (loss).
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting.
Management monitors the carrying value of its investments in debt securities and a limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. If the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other-than-temporary. In considering whether a decline in fair value is other-than-temporary, we consider many factors. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other-than-temporary based upon condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in current operations. If an impairment is considered other-than-temporary based upon condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security) is recognized in current operations and the amount relating to all other factors is recognized in shareholders' equity as other comprehensive income (loss). In its evaluation of its limited partnership interest, management considers the duration and extent of the decline, the length of the Company’s commitment to the investment, general economic trends, and specific communications with the General Partner.
Accounts Receivable
The Company extends credit with various payment terms to customers based upon an evaluation of their financial condition. Accounts that are outstanding longer than the payment terms are considered to be past due. The Company establishes reserves against accounts receivable for potential credit losses and records bad debt expense in current operations when it determines receivables are at risk for collection based upon the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Receivables are written off against these reserves in the period they are determined to be uncollectible and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt expense.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill
Goodwill is stated at cost. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. For the past four years, the Company has performed a qualitative assessment of goodwill (commonly known as “step zero”) to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management takes into consideration the goodwill valuation under the last quantitative analysis that was performed. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill.
Warranty Obligations
The Company warrants its products to be free from defects in material and workmanship for periods primarily ranging from six months to three years from the time of sale based upon the product being purchased and the terms of the customer arrangement. Warranty obligations are evaluated and recorded at the time of sale since it is probable that customers will make claims under warranties related to products that have been sold and the amount of these claims can be reasonably estimated based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data.
Contingencies
Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies, such as patent infringement matters, are expensed as incurred.
Revenue Recognition
The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, training, consulting, and installation services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, revenue from training and consulting services is recognized over the period that the services are provided, and revenue from installation services is recognized when the customer has signed off that the installation is complete. When customer-specified acceptance criteria exists that are substantive, product revenue is deferred until these criteria have been met, along with the associated incremental direct costs.
The majority of the Company’s product offerings consist of hardware with embedded software. Under the revenue recognition rules for tangible products, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs
Advertising costs are expensed as incurred and totaled $1,289,000 in 2014, $1,656,000 in 2013, and $1,792,000 in 2012.
Stock-Based Compensation
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. The Company has reserved a specific number of shares of its authorized but unissued shares for issuance upon the exercise of stock options or the granting of restricted stock. When a stock option is exercised or a restricted stock award is granted, the Company issues new shares from this pool. The fair values of stock options are estimated on the grant date using a binomial lattice model. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense related to stock options using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option as if the option was, in substance, multiple awards. The amount of compensation expense recognized at the end of the vesting period is based upon the number of stock options for which the requisite service has been completed. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered option. The Company applies estimated forfeiture rates to its unvested options to arrive at the amount of compensation expense that is expected to be recognized over the requisite service period. At the end of each separately vesting portion of an option, the expense that was recognized by applying the estimated forfeiture rate is compared to the expense that should be recognized based upon the employee’s service, and a credit to expense is recorded related to those employees that have not rendered the requisite service.
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
Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, as of December 31, 2014 and December 31, 2013, consists of foreign currency translation adjustments of $38,030,000 and $28,630,000, respectively; net unrealized losses on available-for-sale investments of $130,000 and $36,000, respectively; net unrealized gains on derivative instruments of $32,000 and $104,000, respectively; and losses on currency swaps, net of gains on long-term intercompany loans, of $1,271,000 and $1,271,000, respectively.
Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were net realized gains of $673,000, $314,000, and $1,695,000 for 2014, 2013, and 2012, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A significant portion of the Company’s MVSD product is manufactured by a third-party contractor located in Indonesia. This contractor has agreed to provide Cognex with termination notification periods and last-time-buy rights, if and when that may be applicable. We rely upon this contractor to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers. Certain components are presently available only from a single source. Certain key electronic components that are purchased from strategic suppliers, such as processors or imagers, are fundamental to the design of Cognex products. A disruption in the supply of these key components, such as a last-time-buy announcement, natural disaster, financial bankruptcy, or other event, may require us to purchase a significant amount of inventory at unfavorable prices resulting in lower gross margins and higher risk of carrying excess or obsolete inventory. If we are unable to secure adequate supply from alternative sources, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales.
Derivative Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders' equity as other comprehensive income (loss), depending upon whether the derivative is designated as a hedge transaction and, if it is, the effectiveness of the hedge. At the inception of the contract, the Company designates foreign currency forward exchange contracts as either a cash flow hedge of certain forecasted foreign currency denominated sales and purchase transactions or as an economic hedge. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in shareholders' equity as other comprehensive income (loss), and reclassified into current operations in the same period during which the hedged transaction affects current operations and in the same financial statement line item as that of the forecasted transaction. Cash flow hedges are evaluated for effectiveness quarterly. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current operations in the period in which ineffectiveness is determined. Changes in the fair value of the Company’s economic hedges (not designated as a cash flow hedge) are reported in current operations. The cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged item. Generally, this accounting policy election results in cash flows related to derivative instruments being classified as an operating activity on the Consolidated Statements of Cash Flows.
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
The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income (loss) and is reclassified into current operations when the forecasted transaction affects current operations. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gain or loss that was accumulated in other comprehensive income (loss) is recognized

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immediately in current operations. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at fair value on the Consolidated Balance Sheets, recognizing changes in the fair value in current operations, unless it is designated in a new hedging relationship.
The Company recognizes all derivative instruments as either current assets or current liabilities at fair value on the Consolidated Balance Sheets. When the Company is engaged in more than one outstanding derivative contract with the same counterparty and also has a legally enforceable master netting agreement with that counterparty, the “net” mark-to-market exposure represents the netting of the positive and negative exposures with that counterparty. Accordingly, cash flow hedges are presented net on the Consolidated Balance Sheets.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$777	$—
Corporate bonds	—	247,183
Treasury bills	—	90,412
Asset-backed securities	—	63,867
Euro liquidity fund	—	48,235
Agency bonds	—	16,449
Sovereign bonds	—	13,461
Municipal bonds	—	7,837
Supranational bonds	—	1,901
Cash flow hedge forward contracts	—	108
Economic hedge forward contracts	—	6
Liabilities:
Cash flow hedge forward contracts	—	84
Economic hedge forward contracts	—	13

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
The Company did not record an other-than-temporary impairment of these financial assets or liabilities in 2014, 2013, or 2012.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this investment in 2014, 2013, or 2012.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant, and equipment, intangible assets, and goodwill are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in 2014, 2013, or 2012.
NOTE 4:  Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2014	2013
Cash	$54,917	$40,124
Money market instruments	777	520
Cash and cash equivalents	55,694	40,644
Euro liquidity fund	48,235	—
Corporate bonds	30,889	109,040
Agency bonds	6,883	1,499
Supranational bonds	1,901	—
Asset-backed securities	1,311	53,559
Municipal bonds	1,237	9,276
Sovereign bonds	—	11,448
Short-term investments	90,456	184,822
Corporate bonds	216,294	109,909
Treasury bills	90,412	73,666
Asset-backed securities	62,556	21,820
Sovereign bonds	13,461	16,385
Agency bonds	9,566	—
Municipal bonds	6,600	5,919
Limited partnership interest (accounted for using cost method)	1,956	1,956
Long-term investments	400,845	229,655
	$546,995	$455,121
The Company’s cash balance included foreign bank balances totaling $43,732,000 and $32,096,000 as of December 31, 2014 and 2013, respectively.
The Euro liquidity fund invests in a portfolio of investment-grade bonds; corporate bonds consist of debt securities issued by both domestic and foreign companies; agency bonds consist of domestic or foreign obligations of government agencies and government- sponsored enterprises that have government backing; supranational bonds consist of direct debt issued by two or more foreign central governments; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; municipal bonds consist of debt securities issued by state and local government entities; treasury bills consist of debt securities issued by both the U.S. and foreign governments; and sovereign bonds consist of direct debt issued by foreign governments. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s available-for-sale investments as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Euro liquidity fund	$48,229	$6	$—	$48,235
Corporate bonds	30,842	50	(3)	30,889
Agency bonds	6,883	—	—	6,883
Supranational bonds	1,900	1	—	1,901
Asset-backed securities	1,311	—	—	1,311
Municipal bonds	1,232	5	—	1,237
Long-term:
Corporate bonds	216,404	442	(552)	216,294
Treasury bills	90,458	8	(54)	90,412
Asset-backed securities	62,590	18	(52)	62,556
Sovereign bonds	13,461	11	(11)	13,461
Agency bonds	9,570	4	(8)	9,566
Municipal bonds	6,567	33	—	6,600
	$489,447	$578	$(680)	$489,345
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2014 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$126,038	$(555)	$—	$—	$126,038	$(555)
Treasury bills	70,901	(54)	—	—	70,901	(54)
Asset-backed securities	33,603	(36)	3,487	(16)	37,090	(52)
Agency bonds	7,135	(8)	—	—	7,135	(8)
Sovereign bonds	6,553	(11)	—	—	6,553	(11)
	$244,230	$(664)	$3,487	$(16)	$247,717	$(680)
As of December 31, 2014, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains on the sale of debt securities totaling $843,000 in 2014, $508,000 in 2013, and $1,990,000 in 2012, and gross realized losses on the sale of debt securities totaling $170,000 in 2014, $194,000 in 2013, and $295,000 in 2012. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2014 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$30,889	$82,238	$97,921	$19,718	$16,417	$—	$247,183
Treasury bills	—	85,629	4,783	—	—	—	90,412
Asset-backed securities	1,311	4,788	19,542	23,815	8,967	5,444	63,867
Euro liquidity fund	48,235	—	—	—	—	—	48,235
Agency bonds	6,883	4,506	5,060	—	—	—	16,449
Sovereign bonds	—	9,768	3,693	—	—	—	13,461
Municipal bonds	1,237	1,719	4,881	—	—	—	7,837
Supranational bonds	1,901	—	—	—	—	—	1,901
	$90,456	$188,648	$135,880	$43,533	$25,384	$5,444	$489,345
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring December 31, 2015. As of December 31, 2014, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received in 2014. The Company received stock distributions totaling $362,000 in 2013 and $2,193,000 in 2012. The Company immediately liquidated these stocks for proceeds of $347,000 and $2,128,000, respectively, resulting in realized losses of $15,000 and $65,000 in 2013 and 2012, respectively. Cash distributions in the amount of $1,422,000 were also received in 2013. All distributions are accounted for as return of capital. As of December 31, 2014, the carrying value of this investment was $1,956,000 compared to an estimated fair value of $6,200,000.
In 2012, the Company purchased stock in a publicly-traded U.S. Company for $2,136,000, which was accounted for as a trading security. As of December 31, 2012, the Company recorded an unrealized loss of $5,000 on this investment. In 2013, the Company sold all shares of this security at an aggregate fair value of $1,429,000, resulting in a realized loss of $702,000.
NOTE 5:  Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$23,498	$13,101
Work-in-process	5,753	4,472
Finished goods	6,285	8,121
	$35,536	$25,694

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:   Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$3,951	$3,951
Buildings	23,815	18,371
Building improvements	20,985	15,711
Leasehold improvements	5,738	5,185
Computer hardware and software	31,816	29,353
Manufacturing test equipment	15,133	14,715
Furniture and fixtures	4,130	3,917
	105,568	91,203
Less: accumulated depreciation	(57,661)	(54,067)
	$47,907	$37,136
On December 29, 2014, the Company purchased a building in Cork, Ireland for 4,500,000 Euros (approximately $5,444,000) where the Company had previously leased space for several years and that serves as the distribution center for MVSD customers outside of the Americas. 450,000 Euros of the purchase price was paid in December 2014. The remaining 4,050,000 Euros were paid in early February 2015 and is included in "Accounts payable" on the Consolidated Balance Sheet at December 31, 2014.
The cost of property, plant, and equipment totaling $2,620,000 and $1,616,000 was removed from both the asset and accumulated depreciation balances in 2014 and 2013, respectively. Losses on these disposals were immaterial in both periods.
Buildings include rental property with a cost basis of $5,750,000 as of December 31, 2014 and 2013, and accumulated depreciation of $2,627,000 and $2,480,000 as of December 31, 2014 and 2013, respectively.
NOTE 7:   Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$31,765	$6,295
Customer contracts and relationships	6,690	5,877	813
Completed technologies	4,420	877	3,543
Other	370	322	48
Balance as of December 31, 2014	$49,540	$38,841	$10,699

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$28,479	$9,581
Customer contracts and relationships	6,690	5,661	1,029
Completed technologies	4,420	407	4,013
Other	370	270	100
Balance as of December 31, 2013	$49,540	$34,817	$14,723

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2015	$4,366
2016	3,427
2017	1,618
2018	913
2019	375
Thereafter	—
$10,699
NOTE 8:  Goodwill
The Company has two reporting units with goodwill, the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD), which are also reportable segments.
The changes in the carrying value of goodwill were as follows (in thousands):

	MVSD	SISD	Consolidated
Balance as of December 31, 2012	$77,388	$4,301	$81,689
Foreign currency exchange rate changes	—	—	—
Balance as of December 31, 2013	77,388	4,301	81,689
Foreign currency exchange rate changes	—	—	—
Balance as of December 31, 2014	$77,388	$4,301	$81,689
For its 2014 analysis of goodwill, management elected to perform a qualitative assessment. Based upon this assessment, management does not believe that it is more likely than not that the carrying value of either reporting unit exceeds its fair value. Factors that management considered in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation performed under the last quantitative analysis as of October 4, 2010. At that date, the fair value of the MVSD unit exceeded its carrying value by approximately 208%, while the fair value of the SISD unit exceeded its carrying value by approximately 119%. As of December 31, 2014, management does not believe any qualitative factors exist that would change the conclusion of their assessment.
NOTE 9:  Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Company bonuses	$9,294	$6,880
Salaries, commissions, and payroll taxes	5,802	6,111
Vacation	5,076	4,598
Warranty obligations	4,494	3,016
Foreign retirement obligations	3,626	3,726
Japanese consumption taxes	2,286	1,372
Other	9,371	8,628
	$39,949	$34,331

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2012	$2,256
Provisions for warranties issued during the period	2,770
Fulfillment of warranty obligations	(2,114)
Foreign exchange rate changes	104
Balance as of December 31, 2013	3,016
Provisions for warranties issued during the period	5,250
Fulfillment of warranty obligations	(3,354)
Foreign exchange rate changes	(418)
Balance as of December 31, 2014	$4,494
NOTE 10:  Commitments and Contingencies
Commitments
As of December 31, 2014, the Company had outstanding purchase orders totaling $4,748,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2015.
The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2023 and are accounted for as operating leases. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $6,021,000 in 2014, $5,772,000 in 2013, and $5,806,000 in 2012. Future minimum rental payments under these agreements are as follows (in thousands):

Year Ending December 31,	Amount
2015	$5,315
2016	3,309
2017	2,050
2018	1,490
2019	1,416
Thereafter	2,217
$15,797
The Company owns buildings adjacent to its corporate headquarters that are currently occupied with tenants who have lease agreements that expire at various dates through 2021. Annual rental income totaled $1,794,000 in 2014, $676,000 in 2013, and $854,000 in 2012. Rental income and related expenses are included in “Other income (expense)” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ending December 31,	Amount
2015	$1,678
2016	1,675
2017	1,415
2018	1,009
2019	1,035
Thereafter	1,417
$8,229
Contingencies
In May 2008, the Company filed a complaint against MvTec Software GmbH, MvTec LLC, and Fuji America Corporation in the United States District Court for the District of Massachusetts alleging infringement of certain patents owned by the Company. In May 2014, the parties mutually agreed to dismiss this action with prejudice. This matter is now closed.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6 million in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity, and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. In June 2014, the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions of Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. In November 2014, the Company filed an unopposed motion to dismiss the Company's appeal, and in December 2014, the Court of Appeals granted the Company's motion to dismiss the Company's appeal. In January 2015, Microscan submitted their appeal brief asserting that the damage award should be vacated, the infringement judgment should be reversed, and that the remaining '487 claims are invalid.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 8500 product. Microscan also sought monetary damages resulting from the alleged infringement. In September 2014, the Company filed an Answer to the Complaint denying all allegations and asserting in a counterclaim that the ’204 patent is invalid. In October 2014, the Company filed an Amended Answer further explaining its counterclaim of invalidity. Also in October 2014, Microscan filed an Amended Complaint alleging that the Company’s DataMan® 7500 and DataMan® 8600 also infringe the ’204 patent. The Company subsequently responded in October 2014 with its Answer to the Amended Complaint. In December 2014, a Markman hearing regarding the legal construction of the relevant patent claim terms was held. In January 2015, the Court issued an order construing such patent claim terms, as the case continues to proceed. In early February 2015, the Company submitted summary judgment motions. Trial is scheduled to begin in April 2015. This matter is ongoing.
The Company cannot predict the outcome of the above-referenced pending matter and an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, liquidity, results of operations, and/or indemnification obligations. In addition, various other claims and legal proceedings generally incidental to the normal

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table details the letters of credit outstanding as of December 31, 2014 (in thousands):

Type	Guarantee Amount	Guarantee due date
Bank Guarantees	$990	Various from January 2015 to August 2016
Warranty Bonds	713	Various from January 2015 to October 2016
Performance Bonds	424	Various from January 2015 to December 2017
	$2,127
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Currently, the Company enters into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company's foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These cash flow hedges are designated as hedging instruments for hedge accounting treatment.
The Company had the following outstanding forward contracts (in thousands):

	As of December 31, 2014		As of December 31, 2013
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent

Derivatives Designated as Hedging Instruments:
Japanese Yen	1,225,000	$10,211	625,000	$6,122
Hungarian Forint	803,000	3,099	570,175	2,603
Singapore Dollar	3,515	2,564	2,867	2,346
British Pound	491	732	613	1,010
Canadian Dollar	758	688	985	932
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	535,000	$4,464	294,500	$2,797
British Pound	1,400	2,183	1,100	1,820
Hungarian Forint	410,000	1,569	123,000	568
Singapore Dollar	1,225	922	—	—
Taiwanese Dollar	28,000	883	27,000	908
Korean Won	940,000	858	650,000	620
Euro	—	—	2,828	3,887
Chinese Yuan	—	—	9,000	1,467
Brazilian Real	—	—	250	106
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$108	$204	Accrued expenses	$84	$98
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$6	$6	Accrued expenses	$13	$24

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Gross amounts of recognized assets	$188	$210	Gross amounts of recognized liabilities	$149	$122
Gross amounts offset	(74)	—	Gross amounts offset	(52)	—
Net amount of assets presented	$114	$210	Net amount of liabilities presented	$97	$122
Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements
		2014	2013	2012
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$32	$104	$—
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Product revenue	(14)	—	—
	Research, development, and engineering expenses	(42)	—	—
	Selling, general, and administrative expenses	10	—	—
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(46)	$—	$—
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$540	$(193)	$(722)

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2013	$104
Reclassification of net realized loss on cash flow hedges into current operations	46
Net unrealized loss on cash flow hedges	(118)
Balance as of December 31, 2014	$32
Net gains expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $47,000.
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
In July 2013, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, on the shares of the Company’s common stock. Each shareholder of record on August 26, 2013, received an additional share of common stock for each share of common stock then held. The stock was distributed on September 16, 2013. The Company retained the current par value of $0.002 per share for all shares of common stock. Shareholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split. All references in the financial statements to the number of shares outstanding, number of shares repurchased, per-share amounts, and stock option data related to the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.
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
Stock Repurchase Program
In April 2008, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock, primarily as a means to reduce the dilutive effect of employee stock options. Stock repurchases under this program were completed in 2013. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program began in 2013 upon

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

completion of the 2008 program. As of December 31, 2014, the Company had repurchased a total of 2,243,000 shares at a cost of $80,000,000 under the 2011 program, including 1,351,000 shares at a cost of $52,095,000 in 2014. Stock repurchases under this program are now complete. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in the fourth quarter of 2014 upon completion of the 2011 program. In 2014, the Company repurchased a total of 183,000 shares at a cost of $7,578,000 under this 2014 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
Dividends
In December 2012, the Company’s Board of Directors declared and paid a dividend of $0.055 per share that would typically have been declared in the first quarter of 2013 in conjunction with the 2012 earnings release. A special dividend of $0.50 per share was also declared and paid in December 2012 to replace expected quarterly dividend declarations for the next eight quarters, beginning in 2013. The additional $0.055 dividend and the $0.50 dividend were accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Due to the accelerated payments, no cash dividends were declared or paid in 2013 or 2014. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
NOTE 15:  Stock-Based Compensation
Stock Option Plans
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of December 31, 2014, the Company had 9,203,289 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based upon continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.
The following table summarizes the Company’s stock option activity for the year ended December 31, 2014:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	6,138	$15.65
Granted	2,115	39.49
Exercised	(1,232)	13.74
Forfeited or expired	(209)	20.12
Outstanding as of December 31, 2014	6,812	$23.26	7.28	$123,252
Exercisable as of December 31, 2014	2,208	$13.38	5.23	$61,711
Options vested or expected to vest at December 31, 2014 (1)	6,098	$22.04	7.08	$117,733
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free rate	2.6%	2.0%	2.0%
Expected dividend yield	—%	—%	1.2%
Expected volatility	41%	42%	44%
Expected term (in years)	5.4	5.8	5.7
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
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 72% of its stock options granted to senior management and 70% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 11% to all unvested options for senior management and a rate of 12% for all other employees. The Company revised its estimated forfeiture rates in the first quarter of 2014, 2013 and 2012, resulting in an increase to compensation expense of $288,000, $300,000, and $200,000 in 2014, 2013, and 2012, respectively.
The weighted-average grant-date fair value of stock options granted was $15.97 in 2014, $8.21 in 2013, and $6.58 in 2012.
The total intrinsic value of stock options exercised was $31,884,000 in 2014, $32,096,000 in 2013, and $16,296,000 in 2012. The total fair value of stock options vested was $11,627,000 in 2014, $9,717,000 in 2013, and $9,362,000 in 2012.
As of December 31, 2014, total unrecognized compensation expense related to non-vested stock options was $19,389,000, which is expected to be recognized over a weighted-average period of 1.58 years.
The following table summarizes the Company's restricted stock activity for the year ended December 31, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2013	—	$—
Granted	20	34.05
Vested	—	—
Forfeited or expired	—	—
Nonvested as of December 31, 2014	20	$34.05	$146

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The total stock-based compensation expense and the related income tax benefit recognized was $15,158,000 and $4,977,000, respectively, in 2014, $10,620,000 and $3,482,000, respectively, in 2013, and $8,520,000 and $2,772,000, respectively, in 2012. No compensation expense was capitalized in 2014, 2013, or 2012.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Product cost of revenue	$1,033	$747	$581
Service cost of revenue	171	177	161
Research, development, and engineering	3,832	2,585	2,149
Selling, general, and administrative	10,122	7,111	5,629
	$15,158	$10,620	$8,520
NOTE 16:  Employee Savings Plan
Under the Company’s Employee Savings Plan, a defined contribution plan, U.S. employees who have attained age 21 may contribute up to 25% of their salary on a pretax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company currently contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 3% of an employee’s pretax salary. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $1,555,000 in 2014, $1,423,000 in 2013, and $1,362,000 in 2012. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.
NOTE 17:  Taxes
Domestic income before taxes was $41,226,000 in 2014, $29,576,000 in 2013, and $36,754,000 in 2012. Foreign income before taxes was $106,171,000 in 2014, $58,310,000 in 2013, and $49,876,000 in 2012.
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$23,484	$8,720	$11,284
State	973	721	789
Foreign	4,854	3,167	5,790
	29,311	12,608	17,863
Deferred:
Federal	(2,569)	1,580	428
State	7	119	36
Foreign	(837)	6	205
	(3,399)	1,705	669
	$25,912	$14,313	$18,532

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax provision at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1	1	1
Foreign tax rate differential	(17)	(17)	(14)
Tax credit	—	(1)	—
Discrete tax events	(1)	(3)	—
Other	—	1	(1)
Income tax provision	18%	16%	21%
The effective tax rate for 2014 included the impact of the following discrete events: (1) a decrease in tax expense of $674,000 from the final true-up of the prior year's tax accrual upon filing the actual returns, (2) a decrease in tax expense of $217,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (3) a decrease in tax expense of $553,000, which includes $296,000 for the release of certain tax reserves, related to the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, and (4) a decrease in tax expense, net of reserves, of $757,000 from the retroactive application of the 2014 research and development tax credit. The Tax Increase Prevention Act of 2014 was passed by Congress in December 2014 and the provisions under this act are to be applied retroactively to January 1, 2014. Interest and penalties included in these amounts was a decrease to tax expense of $46,000.
The effective tax rate for 2013 included the impact of the following discrete events: (1) a decrease in tax expense of $1,790,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $267,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $555,000 from the retroactive application of the 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013 and the provisions under this act are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. Interest and penalties included in these amounts was a decrease to tax expense of $854,000.
The effective tax rate for 2012 included the impact of the following discrete events: (1) a decrease in tax expense of $441,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) an increase in tax expense of $101,000 from the write-down of a noncurrent deferred tax asset based upon a change in the tax rate in Japan, and (3) an increase in tax expense of $84,000 from the final true-up of the prior year's tax accrual upon filing the actual tax returns. Interest and penalties included in these amounts was a decrease to tax expense of $58,000.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the reserve for income taxes, excluding gross interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2012	$4,024
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	438
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,048
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,102)
Balance of reserve for income taxes as of December 31, 2013	4,408
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in prior periods	(226)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,095
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(15)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(135)
Balance of reserve for income taxes as of December 31, 2014	$5,127
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
The Company’s reserve for income taxes, including gross interest and penalties, was $5,651,000 as of December 31, 2014, which included $4,623,000 classified as a noncurrent liability and $1,028,000 recorded as a reduction to noncurrent deferred tax assets. The reserve for income taxes, including gross interest and penalties, was $4,765,000, as of December 31, 2013, all of which was classified as a noncurrent liability. The amount of gross interest and penalties included in these balances was $524,000 and $357,000 as of December 31, 2014 and December 31, 2013, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $900,000 to $1,000,000 over the next twelve months.
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
In 2010, the Company concluded its Competent Authority tax case with Japan. A settlement was finalized between Japan and Ireland as a transfer price adjustment and no finding of a permanent establishment against the Company in Japan was noted. This Competent Authority agreement closed the Company’s tax years 2002 through 2005 to future examination in Japan. In 2011, the Company finalized an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2011, with a requested extension to 2012. The Company is currently in negotiations for an APA between Japan and Ireland that will cover tax years 2014 through 2018 with retroactive application to 2013. The Company believes it is adequately reserved for these open years.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets consisted of the following (in thousands):

	December 31,
	2014	2013
Current deferred tax assets:
Inventory and revenue related	$4,911	$5,614
Bonuses, commissions, and other compensation	2,280	1,377
Other	1,794	1,292
Gross current deferred tax assets	8,985	8,283
Valuation allowance	—	(672)
Net current deferred tax assets	$8,985	$7,611
Noncurrent deferred tax assets:
Stock-based compensation expense	$10,290	$7,488
Federal and state tax credit carryforwards	4,547	5,418
Depreciation	1,945	1,831
Acquired completed technologies and other intangible assets	450	835
Unrealized investment gains and losses	355	601
Correlative tax relief and deferred interest related to reserves	342	252
Other	1,436	1,178
Gross noncurrent deferred tax assets	19,365	17,603
Noncurrent deferred tax liabilities:
Nondeductible intangible assets	(2,430)	(3,662)
Other	—	(548)
Gross noncurrent deferred tax liabilities	(2,430)	(4,210)
Valuation allowance	(2,483)	(1,086)
Net noncurrent deferred tax assets	$14,452	$12,307
In 2014, the Company recorded a valuation allowance of $725,000 for state research and development tax credits that were not considered to be realizable. Should these credits be utilized in a future period, the reserve associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future state income tax liabilities. In addition, the Company had $5,575,000 of state research and development tax credit carryforwards, net of federal tax, as of December 31, 2014, which will begin to expire in 2016.
If certain of the Company’s tax liabilities were paid, the Company would receive correlative tax relief in other jurisdictions. Accordingly, the Company has recognized a deferred tax asset in the amount of $342,000 as of December 31, 2014, which represents this correlative tax relief and deferred interest.
The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $2,430,000 as of December 31, 2014.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $354,000 and $141,000 of other income in 2013 and 2012, respectively, upon the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority.
Cash paid for income taxes totaled $17,549,000 in 2014, $8,831,000 in 2013, and $13,551,000 in 2012.
NOTE 18:  Weighted Average Shares
In July 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on September 16, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic weighted-average common shares outstanding	86,858	86,946	85,666
Effect of dilutive stock options	2,213	1,955	1,614
Diluted weighted-average common and common-equivalent shares outstanding	89,071	88,901	87,280
Stock options to purchase 1,286,403, 1,385,901, and 1,790,911 shares of common stock, on a weighted-average basis, were outstanding in 2014, 2013, and 2012, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s segments (in thousands):

	MVSD	SISD	Reconciling Items	Consolidated
Year Ended December 31, 2014
Product revenue	$409,017	$42,049		$451,066
Service revenue	17,432	17,772		35,204
Depreciation and amortization	10,580	1,138	$749	12,467
Goodwill and intangibles	87,059	5,329	—	92,388
Operating income	156,552	15,598	(28,487)	143,663
Year Ended December 31, 2013
Product revenue	$298,186	$28,600		$326,786
Service revenue	9,465	17,635		27,100
Depreciation and amortization	9,569	1,078	$455	11,102
Goodwill and intangibles	90,718	5,694	—	96,412
Operating income	99,383	8,990	(22,005)	86,368
Year Ended December 31, 2012
Product revenue	$263,308	$32,280		$295,588
Service revenue	10,388	18,303		28,691
Depreciation and amortization	9,505	963	$390	10,858
Goodwill and intangibles	90,390	6,069	—	96,459
Operating income	89,378	11,941	(17,912)	83,407

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
The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Japan	Other	Total
Year Ended December 31, 2014
Product revenue	$132,298	$192,463	$38,952	$87,353	$451,066
Service revenue	15,143	12,536	4,434	3,091	35,204
Long-lived assets	118,991	11,385	1,551	9,904	141,831
Year Ended December 31, 2013
Product revenue	$103,610	$104,497	$33,763	$84,916	$326,786
Service revenue	13,505	6,012	4,103	3,480	27,100
Long-lived assets	118,619	5,059	1,732	10,276	135,686
Year Ended December 31, 2012
Product revenue	$87,877	$95,376	$38,151	$74,184	$295,588
Service revenue	13,248	6,083	5,043	4,317	28,691
Long-lived assets	120,596	4,939	2,229	6,342	134,106
Revenue is presented geographically based upon the customer’s country of domicile.
In 2014, revenue from a single MVSD customer accounted for 14% of total revenue. In 2013 and 2012, no customer accounted for greater than 10% of total revenue.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenue	$90,929	$108,802	$169,356	$117,183
Gross margin	69,845	83,012	125,029	87,364
Operating income	22,443	30,722	59,428	31,070
Net income	18,506	25,948	50,400	26,631
Basic net income per share	0.21	0.30	0.58	0.31
Diluted net income per share	0.21	0.29	0.57	0.30

	Quarter Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
	(In thousands, except per share amounts)
Revenue	$80,892	$86,510	$90,788	$95,696
Gross margin	61,469	65,360	69,440	73,537
Operating income	17,981	20,173	23,379	24,835
Net income	15,583	16,820	20,727	20,443
Basic net income per share (1)	0.18	0.19	0.24	0.23
Diluted net income per share (1)	0.18	0.19	0.23	0.23

(1) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the third quarter of 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Cognex Corporation and subsidiaries (the “Company”) referred to in our report dated February 12, 2015, which is included in the 2014 Annual Report on Form 10-K of Cognex Corporation. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 12, 2015

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
	(In thousands)
Reserve for Uncollectible Accounts Receivable:
2014	$1,354	$(60)	$—	$(141)	(a)	$(58)	(b)	$1,095
2013	$1,131	$286	$—	$(77)	(a)	$14	(b)	$1,354
2012	$1,240	$63	$—	$(184)	(a)	$12	(b)	$1,131
Reserve for Excess and Obsolete Inventory:
2014	$4,893	$3,535	$—	$(1,989)	(a)	$(469)	(c)	$5,970
2013	$3,414	$2,368	$—	$(1,009)	(a)	$120	(c)	$4,893
2012	$4,359	$949	$—	$(1,924)	(a)	$30	(c)	$3,414
Deferred Tax Valuation Allowance:
2014	$1,758	$725	$—	$—		—		$2,483
2013	$1,489	$642	$—	$(373)		—		$1,758
2012	$3,400	$546	$—	$(2,457)		—		$1,489

(a)	Specific write-offs

(b)	Collections of previously written-off accounts and foreign currency exchange rate changes

(c)	Foreign currency exchange rate changes

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2014 or 2013.

ITEM 9A:	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting
The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 12, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 12, 2015

ITEM 9B:	OTHER INFORMATION
None
PART III
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2015 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.
The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company’s website, www.cognex.com under "Company-Investor Information-Governance". The Company intends to disclose on its website any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or The NASDAQ Stock Market LLC.
ITEM 11:  EXECUTIVE COMPENSATION
Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2015 and is incorporated herein by reference.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2015 and is incorporated herein by reference.
The following table provides information as of December 31, 2014 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders (4)	5,095,236	(1)	$26.1510	9,203,289	(2)
Equity compensation plans not approved by shareholders (4)	1,736,626	(3)	14.8995	—
	6,831,862		$23.2910	9,203,289

(1)
Includes shares to be issued upon exercise of outstanding options under the Company’s 1991 Isys Controls, Inc. Long-Term Equity Incentive Plan, 1998 Stock Incentive Plan, 2007 Stock Option and Incentive Plan, and subsequent to shareholder approval, the 2001 General Stock Option Plan, as amended and restated.

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
The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 14,220,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 7,471,470 stock options have been granted under the 2001 General Stock Option Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2015 and is incorporated herein by reference.
ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2015 and is incorporated herein by reference.
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

Signature	Title	Date

/s/ Robert J. Shillman	Chairman of the Board of Directors and Chief Culture Officer	February 12, 2015
Robert J. Shillman

/s/ Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 12, 2015
Robert J. Willett

/s/ Richard A. Morin	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	February 12, 2015
Richard A. Morin

/s/ Patrick Alias	Director	February 12, 2015
Patrick Alias

/s/ Theodor Krantz	Director	February 12, 2015
Theodor Krantz

/s/ Jeffrey Miller	Director	February 12, 2015
Jeffrey Miller

/s/ J. Bruce Robinson	Director	February 12, 2015
J. Bruce Robinson

/s/ Anthony Sun	Director	February 12, 2015
Anthony Sun

/s/ Reuben Wasserman	Director	February 12, 2015
Reuben Wasserman

EXHIBIT INDEX

EXHIBIT NUMBER
3A
Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended April 30, 1991, April 21, 1992, April 25, 1995, April 23, 1996, and May 8, 2000 (incorporated by reference to Exhibit 3A of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

3B
Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Cognex's Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])

3C
By-laws of Cognex Corporation, as amended and restated through December 5, 2013 (incorporated by reference to Exhibit 3.1 of Cognex’s Current Report on Form 8-K filed on December 10, 2013 [File No. 1-34218])

4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 [Registration No. 33-29020])
4B
Shareholder Rights Agreement, dated December 4, 2008, between Cognex Corporation and National City Bank (incorporated by reference to Exhibit 4.1 to Cognex's Registration Statement on Form 8-A filed on December 5, 2008 [File No. 1-34218])

10A *	1991 Isys Controls, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 333-02151])
10B *	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10C *
Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10C of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

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
Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10G of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10H *	Cognex Corporation 2001 General Stock Option Plan, as amended and restated (filed herewith)
10I *	Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10J of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])
10J *
First Amendment to Cognex Corporation 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of Cognex's Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 [File No. 1-34218])

10K *
Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias, Anthony Sun and Reuben Wasserman (incorporated by reference to Exhibit 10K of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10L *
Form of Stock Option Agreement (Non-Qualified) under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10L of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10M *
Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10R of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10N *
Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10S of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10O *
Amendment to Employment Agreement with Robert Willett, dated November 14, 2008 (incorporated by reference to Exhibit 10T of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10P *
Form of Stock Option Agreement (Non-Qualified) under 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10U of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10Q *
Letter from the Company to Richard A. Morin regarding Stock Option Agreements (incorporated by reference to Exhibit 10V of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10R *	Summary of Annual Bonus Program (filed herewith)
10S *	Stock Option Agreements with Robert Willett dated November 3, 2014 (filed herewith)
10T *	Summary of Director Compensation (filed herewith)
14	Code of Business Conduct and Ethics as amended March 12, 2004 (incorporated by reference to Exhibit 14 of Cognex's Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 001-34218])
21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation's Annual Report on Form 10-K for the period ended December 31, 2014, formatted in xBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012; (iii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.
*    Indicates management contract or compensatory plan or arrangement