Form 10-Q
period 2015-04-05
COGNEX CORP
filed 2015-05-04
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 5, 2015 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of April 5, 2015, there were 87,128,037 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 5, 2015	March 30, 2014
	(unaudited)
Revenue
Product	$105,775	$83,569
Service	7,659	7,360
	113,434	90,929
Cost of revenue
Product	23,634	17,286
Service	4,320	3,798
	27,954	21,084
Gross margin
Product	82,141	66,283
Service	3,339	3,562
	85,480	69,845
Research, development, and engineering expenses	18,076	12,502
Selling, general, and administrative expenses	43,487	34,900
Operating income	23,917	22,443
Foreign currency gain (loss)	405	(110)
Investment income	850	787
Other expense	(310)	(273)
Income before income tax expense	24,862	22,847
Income tax expense	4,360	4,341
Net income	$20,502	$18,506

Earnings per weighted-average common and common-equivalent share:
Basic	$0.24	$0.21
Diluted	$0.23	$0.21

Weighted-average common and common-equivalent shares outstanding:
Basic	86,764	86,879
Diluted	88,749	89,259

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	April 5, 2015	March 30, 2014
	(unaudited)
Net income	$20,502	$18,506
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of ($73) and ($16) in 2015 and 2014, respectively	(520)	(199)
Reclassification of net realized (gain) loss into current operations	110	33
Net change related to cash flow hedges	(410)	(166)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $134 and $113 in 2015 and 2014, respectively	899	1,019
Reclassification of net realized (gain) loss into current operations	(29)	(501)
Net change related to available-for-sale investments	870	518

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of ($636) and $7 in 2015 and 2014, respectively	(10,690)	445
Net change related to foreign currency translation adjustments	(10,690)	445

Other comprehensive income (loss), net of tax	(10,230)	797
Total comprehensive income	$10,272	$19,303

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 5, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,047	$55,694
Short-term investments	142,343	90,456
Accounts receivable, less reserves of $1,024 and $1,095 in 2015 and 2014, respectively	56,264	50,938
Inventories	48,458	35,536
Deferred income taxes	8,990	8,985
Prepaid expenses and other current assets	17,857	22,997
Total current assets	309,959	264,606
Long-term investments	370,433	400,845
Property, plant, and equipment, net	48,692	47,907
Deferred income taxes	16,349	14,452
Intangible assets, net	9,606	10,699
Goodwill	81,689	81,689
Other assets	1,617	1,536
	$838,345	$821,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,295	$19,114
Accrued expenses	32,240	39,949
Accrued income taxes	928	1,048
Deferred revenue	20,447	20,563
Total current liabilities	66,910	80,674
Reserve for income taxes	4,372	4,623
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 87,128 and 86,542 shares in 2015 and 2014, respectively	174	173
Additional paid-in capital	272,070	251,717
Retained earnings	544,448	523,946
Accumulated other comprehensive loss, net of tax	(49,629)	(39,399)
Total shareholders’ equity	767,063	736,437
	$838,345	$821,734

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 5, 2015	March 30, 2014
	(unaudited)
Cash flows from operating activities:
Net income	$20,502	$18,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,946	4,004
Depreciation of property, plant, and equipment	2,346	1,990
Amortization of intangible assets	1,093	916
Amortization of discounts or premiums on investments	203	896
Realized gain on sale of investments	(29)	(501)
Tax effect of stock option exercises	(3,694)	(2,165)
Change in deferred income taxes	(1,251)	127
Change in operating assets and liabilities	(26,380)	(6,312)
Net cash provided by (used in) operating activities	(264)	17,461
Cash flows from investing activities:
Purchases of investments	(157,083)	(124,734)
Maturities and sales of investments	130,476	117,753
Purchases of property, plant, and equipment	(4,264)	(2,685)
Net cash used in investing activities	(30,871)	(9,666)
Cash flows from financing activities:
Issuance of common stock under stock option plans	9,666	5,951
Repurchase of common stock	—	(14,287)
Tax effect of stock option exercises	3,694	2,165
Net cash provided by (used in) financing activities	13,360	(6,171)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,872)	195
Net change in cash and cash equivalents	(19,647)	1,819
Cash and cash equivalents at beginning of period	55,694	40,644
Cash and cash equivalents at end of period	$36,047	$42,463

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2014	86,542	$173	$251,717	$523,946	$(39,399)	$736,437
Issuance of common stock under stock plans	586	1	9,665			9,666
Stock-based compensation expense			6,946			6,946
Excess tax benefit from stock option exercises			3,694			3,694
Tax benefit for research and development credits as a result of stock options			48			48
Net income				20,502		20,502
Net unrealized loss on cash flow hedges, net of tax of $73					(520)	(520)
Reclassification of net realized loss on cash flow hedges					110	110
Net unrealized gain on available-for-sale investments, net of tax of $134					899	899
Reclassification of net realized gain on the sale of available-for-sale investments					(29)	(29)
Foreign currency translation adjustment, net of tax of $636					(10,690)	(10,690)
Balance as of April 5, 2015 (unaudited)	87,128	$174	$272,070	$544,448	$(49,629)	$767,063

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of April 5, 2015, and the results of its operations for the three-month periods ended April 5, 2015 and March 30, 2014, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month periods ended April 5, 2015 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016 and currently early adoption is not permitted. However, the Financial Accounting Standards Board is considering delaying the effective date of this standard by one year and also allowing early adoption. Management will continue to evaluate the impact of this standard as it evolves.
Accounting Standards Update (ASU) 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software"
ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. For public companies, the guidance in ASU 2015-05 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-05 to have a material impact on the Company's financial statements and disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 5, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$1,240	$—
Corporate bonds	—	241,634
Treasury bills	—	96,168
Asset-backed securities	—	77,840
Euro liquidity fund	—	62,045
Agency bonds	—	12,887
Sovereign bonds	—	11,645
Municipal bonds	—	6,699
Supranational bonds	—	1,902
Cash flow hedge forward contracts	—	327
Economic hedge forward contracts	—	7
Liabilities:
Cash flow hedge forward contracts	—	762
Economic hedge forward contracts	—	17
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
The Company did not record an other-than-temporary impairment of these financial assets or liabilities during the three-month period ended April 5, 2015.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the three-month period ended April 5, 2015.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month period ended April 5, 2015.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 5, 2015	December 31, 2014
Cash	$34,807	$54,917
Money market instruments	1,240	777
Cash and cash equivalents	36,047	55,694
Euro liquidity fund	62,045	48,235
Corporate bonds	37,413	30,889
Treasury bills	31,644	—
Sovereign bonds	5,605	—
Supranational bonds	1,902	1,901
Municipal bonds	1,819	1,237
Agency bonds	1,523	6,883
Asset-backed securities	392	1,311
Short-term investments	142,343	90,456
Corporate bonds	204,221	216,294
Asset-backed securities	77,448	62,556
Treasury bills	64,524	90,412
Agency bonds	11,364	9,566
Sovereign bonds	6,040	13,461
Municipal bonds	4,880	6,600
Limited partnership interest	1,956	1,956
Long-term investments	370,433	400,845
	$548,823	$546,995
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of April 5, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Euro liquidity fund	$61,866	$179	$—	$62,045
Corporate bonds	37,356	58	(1)	37,413
Treasury bills	31,652	—	(8)	31,644
Sovereign bonds	5,594	11	—	5,605
Supranational bonds	1,900	2	—	1,902
Municipal bonds	1,814	5	—	1,819
Agency bonds	1,521	2	—	1,523
Asset-backed securities	392	—	—	392
Long-term:
Corporate bonds	203,712	618	(109)	204,221
Asset-backed securities	77,417	43	(12)	77,448
Treasury bills	64,468	57	(1)	64,524
Agency bonds	11,344	20	—	11,364
Sovereign bonds	6,033	7	—	6,040
Municipal bonds	4,855	25	—	4,880
	$509,924	$1,027	$(131)	$510,820
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 5, 2015 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$48,070	$(109)	$399	$(1)	$48,469	$(110)
Treasury bills	33,143	(9)	—	—	33,143	(9)
Asset-backed securities	16,974	(7)	2,597	(5)	19,571	(12)
	$98,187	$(125)	$2,996	$(6)	$101,183	$(131)
As of April 5, 2015, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $197,000 and $168,000, respectively, during the three-month period ended April 5, 2015 and $512,000 and $11,000, respectively, during the three-month period ended March 30, 2014. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 5, 2015 (in thousands):

	1 Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$37,413	$101,597	$74,312	$22,542	$5,770	$—	$241,634
Treasury bills	31,644	64,524	—	—	—	—	96,168
Asset-backed securities	392	8,564	38,917	16,673	8,982	4,312	77,840
Euro liquidity fund	62,045	—	—	—	—	—	62,045
Agency bonds	1,523	6,360	5,004	—	—	—	12,887
Sovereign bonds	5,605	6,040	—	—	—	—	11,645
Municipal bonds	1,819	334	3,546	—	—	1,000	6,699
Supranational bonds	1,902	—	—	—	—	—	1,902
	$142,343	$187,419	$121,779	$39,215	$14,752	$5,312	$510,820
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2015. As of April 5, 2015, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the three-month period ended April 5, 2015.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 5, 2015	December 31, 2014
Raw materials	$29,621	$23,498
Work-in-process	10,885	5,753
Finished goods	7,952	6,285
	$48,458	$35,536
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
The changes in the warranty obligations were as follows (in thousands):

Balance as of December 31, 2014	$4,494
Provisions for warranties issued during the period	734
Fulfillment of warranty obligations	(608)
Foreign exchange rate changes	(412)
Balance as of April 5, 2015	$4,208
NOTE 7: Contingencies
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2,600,000 in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. In June 2014, the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions of Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. In November 2014, the Company filed an unopposed motion to dismiss the Company's appeal, and in December 2014, the Court of Appeals granted the Company's motion to dismiss the Company's appeal. In January 2015, Microscan submitted their appeal brief asserting that the damage award should be vacated, the infringement judgment should be reversed, and that the remaining '487 claims are invalid. The Company filed its response to Microscan’s appeal brief, contesting all assertions therein, on March 16, 2015.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern
District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204
(the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 8500 product. Microscan also sought monetary damages resulting from the alleged infringement. In September 2014, the Company filed an Answer to the Complaint denying all allegations and asserting in a counterclaim that the ’204 patent is invalid. In October 2014, the Company filed an Amended Answer further explaining its counterclaim of invalidity. Also in October 2014, Microscan filed an Amended Complaint alleging that the Company’s DataMan® 7500 and DataMan® 8600 also infringe the ’204 patent. The Company subsequently responded in October 2014 with its Answer to the Amended Complaint. In December 2014, a Markman hearing regarding the legal construction of the relevant patent claim terms was held. In January 2015, the Court issued an order construing such patent claim terms. In early February 2015, the Company submitted summary judgment motions. On April 6, 2015 the Court issued its rulings on the summary judgment motions. The Court partially granted the Company’s summary judgment motion of non-infringement, dismissing Microscan’s contention that the accused products literally infringe, but denying summary judgment to the Company with respect to Microscan’s claim of infringement under other doctrines. The Court granted the Company’s motion for summary judgment dismissing Microscan’s contention that any infringement was willful. The Court denied the Company’s motion for summary judgment with respect to the invalidity of one claim and denied the Company’s motion on the claim of laches. The Court granted Microscan’s motion for summary judgment holding that the Company infringed a single claim. The trial took place from April 21, 2015 to April 29, 2015 in the Southern District of New York. On April 30, 2015, the jury reached a verdict awarding Microscan royalties of $4,411,000 related to sales of the Company’s products during the applicable period. Cognex intends to file an appeal, subject to the Court’s final assessment and decisions regarding the jury’s verdict.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the letters of credit outstanding as of April 5, 2015:

Type	Guarantee Amount (in thousands)	Guarantee Due Date
Bank guarantees	$1,241	Various from May 2015 to January 2017
Warranty bonds	594	Various from May 2015 to December 2016
Performance bonds	568	Various from June 2015 to December 2017
	$2,403
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	As of April 5, 2015		As of December 31, 2014
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	1,266,500	$9,836	1,225,000	$10,211
Hungarian Forint	818,000	2,864	803,000	3,099
Singapore Dollar	3,274	2,214	3,515	2,564
Canadian Dollar	487	440	758	688
British Pound	304	408	491	732
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	785,000	$6,542	535,000	$4,464
British Pound	1,650	2,432	1,400	2,183
Taiwanese Dollar	34,500	1,109	28,000	883
Korean Won	1,100,000	1,003	940,000	858
Singapore Dollar	1,250	918	1,225	922
Hungarian Forint	234,000	850	410,000	1,569
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 5, 2015	December 31, 2014	Sheet Location	April 5, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$327	$108	Accrued expenses	$762	$84
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$7	$6	Accrued expenses	$17	$13

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	April 5, 2015	December 31, 2014		April 5, 2015	December 31, 2014
Gross amounts of recognized assets	$335	$188	Gross amounts of recognized liabilities	$819	$149
Gross amounts offset	(1)	(74)	Gross amounts offset	(40)	(52)
Net amount of assets presented	$334	$114	Net amount of liabilities presented	$779	$97

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		April 5, 2015	March 30, 2014
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(378)	$(62)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Product revenue	$(152)	$13
	Research, development, and engineering expenses	1	(30)
	Selling, general, and administrative expenses	41	(16)
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(110)	$(33)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$78	$(152)
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2014	$32
Reclassification of net realized loss on cash flow hedges into current operations	110
Net unrealized loss on cash flow hedges	(520)
Balance as of April 5, 2014	$(378)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $401,000.
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of April 5, 2015, the Company had 7,823,929 shares available for grant. On April 17, 2015, the 2007 Stock Option and Incentive Plan received shareholder approval for an amendment and restatement of the plan, reserving an additional 2,000,000 shares of common stock, par value $0.002 per share, for issuance. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the three-month period ended April 5, 2015:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	6,812	$23.26
Granted	1,399	41.26
Exercised	(586)	16.49
Forfeited or expired	(24)	9.20
Outstanding as of April 5, 2015	7,601	$27.07	7.6	$178,001
Exercisable as of April 5, 2015	3,137	$16.59	5.8	$106,335
Options vested or expected to vest as of April 5, 2015 (1)	6,732	$25.79	7.4	$166,252
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	April 5, 2015	March 30, 2014
Risk-free rate	2.1%	2.7%
Expected dividend yield	1.25%	—%
Expected volatility	40%	41%
Expected term (in years)	5.4	5.4
Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
Generally, the current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors and dividing that result by the closing stock price on the grant date. However, in the fourth quarter of 2012, the Company paid the full annual dividends for 2013 and 2014 in advance, and therefore, the dividend yield for those years has been adjusted to zero. A dividend yield of 1.25% was estimated for future periods from 2015 through the expected life of the option.
Expected volatility
The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 74% of its stock options granted to senior management and 73% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated annual forfeiture rate of 10% to all unvested options for senior management and a rate of 11% for all other employees. The Company revised its estimated forfeiture rates in the first quarters of 2015 and 2014, resulting in an increase to compensation expense of $461,000 and $288,000, respectively.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended April 5, 2015 and March 30, 2014 were $14.34 and $15.34, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended April 5, 2015 and March 30, 2014 were $16,740,000 and $8,933,000, respectively. The total fair values of stock options vested for the three-month periods ended April 5, 2015 and March 30, 2014 were $13,523,000 and $8,361,000, respectively.
As of April 5, 2015, total unrecognized compensation expense related to non-vested stock options was $30,963,000, which is expected to be recognized over a weighted-average period of 2.10 years.
The following table summarizes the Company's restricted stock award activity:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2014	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of April 5, 2015	20	$34.05	$329
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 5, 2015 were $6,946,000 and $2,337,000, respectively, and for the three-month period ended March 30, 2014 were $4,004,000 and $1,306,000, respectively. No compensation expense was capitalized as of April 5, 2015 or December 31, 2014.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 5, 2015	March 30, 2014
Product cost of revenue	$420	$285
Service cost of revenue	73	63
Research, development, and engineering	1,848	1,056
Selling, general, and administrative	4,605	2,600
	$6,946	$4,004
NOTE 12: Stock Repurchase Program
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program were completed in 2014. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in 2014 upon completion of the 2011 program. The Company did not repurchase any shares in the three-month period ended April 5, 2015. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended
	April 5, 2015	March 30, 2014
Income tax provision at federal statutory rate	35%	35%
State income taxes, net of federal benefit	1%	1%
Foreign tax rate differential	(17)%	(17)%
Discrete tax events	(1)%	—%
Income tax provision	18%	19%
The effective tax rate for the three-month period ended April 5, 2015 included the impact of one discrete tax event, whereby the Company recorded a decrease in tax expense of $364,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties. This discrete event decreased the effective tax rate from a provision of 19% to a provision of 18% for the three-month period ended April 5, 2015.
During the three-month period ended April 5, 2015, the Company recorded a $211,000 decrease in reserves for income taxes, net of deferred tax benefit, including a reduction to additional paid in capital of $48,000 and a reduction in income tax expense of $163,000. Included in this net decrease is the discrete event noted above. Estimated interest and penalties included in these amounts totaled $15,000 for the three-month period ended April 5, 2015.
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
The Company’s reserve for income taxes, including gross interest and penalties, was $5,400,000 as of April 5, 2015, which included $4,372,000 classified as a noncurrent liability and $1,028,000 recorded as a reduction to noncurrent deferred tax assets. The amount of gross interest and penalties included in these balances was $494,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $616,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations and the conclusion of the IRS examination, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $550,000 to $650,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2012 through 2014 remain open to examination by the Internal Revenue Service, while the tax years 2011 through 2014 remain open to various state taxing authorities, and the tax years 2010 through 2014 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 14: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	April 5, 2015	March 30, 2014
Basic weighted-average common shares outstanding	86,764	86,879
Effect of dilutive stock options	1,985	2,380
Weighted-average common and common-equivalent shares outstanding	88,749	89,259
Stock options to purchase 2,263,787 and 585,208 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 5, 2015 and March 30, 2014, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

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
The following table summarizes information about the segments (in thousands):

Three-months Ended April 5, 2015	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$97,494	$8,281	$—	$105,775
Service revenue	3,879	3,780	—	7,659
Operating income	33,307	1,896	(11,286)	23,917

Three-months Ended March 30, 2014	MVSD	SISD	Reconciling Items	Consolidated
Product revenue	$77,618	$5,951	$—	$83,569
Service revenue	3,698	3,662	—	7,360
Operating income	28,292	1,013	(6,862)	22,443
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
NOTE 16: Subsequent Events
On April 17, 2015, the 2007 Stock Option and Incentive Plan received shareholder approval for an amendment and restatement of the plan, reserving an additional 2,000,000 shares of common stock, par value $0.002 per share, for issuance.
In addition, on May 4, 2015, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on June 19, 2015 to all shareholders of record as of the close of business on June 5, 2015.
Finally, on April 30, 2015, the jury reached a verdict awarding Microscan royalties of $4,411,000 related to sales of the Company’s products during the applicable period. Cognex intends to file an appeal, subject to the Court’s final assessment and decisions regarding the jury’s verdict. Additional information regarding this litigation is included in Note 7 to the Consolidated Financial Statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the cyclicality of the semiconductor and electronics industries; (6) the inability to achieve significant international revenue; (7) fluctuations in foreign currency exchange rates and the use of derivative instruments; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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

•
Factory automation customers, who are included in the Company’s MVSD segment, purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. The factory automation market also includes customers who purchase Cognex vision products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 84% of total revenue in the first quarter of 2015.

•
Semiconductor and electronics capital equipment manufacturers, who are included in the Company’s MVSD segment, purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these capital equipment manufacturers has historically been highly cyclical, with periods of investment followed by downturn. Sales to semiconductor and electronics capital equipment manufacturers represented 6% of total revenue in the first quarter of 2015.

•
Surface vision customers, who comprise the Company’s SISD segment, are manufacturers of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass. These customers need sophisticated machine vision to detect, classify, and analyze defects on the surfaces of those materials as they are being processed at high speeds. Surface inspection sales represented 10% of total revenue in the first quarter of 2015.

Revenue for the first quarter of 2015 totaled $113,434,000, representing an increase of $22,505,000, or 25%, from the first quarter of 2014 driven by higher sales to factory automation customers. Gross margin was 75% of revenue in the first quarter of 2015 compared to 77% of revenue in the first quarter of 2014 due to volume pricing discounts on certain large orders and a shift in mix to relatively lower margin maintenance and support services. Operating expenses increased by $14,161,000, or 30%, from the first quarter of 2014 due primarily to higher personnel-related costs resulting from additional headcount. Management believes these personnel investments are important to the Company's efforts to maintain the record levels of business achieved by the Company in the prior year and generate further growth. Operating income increased by $1,474,000, or 7%, over the first quarter of 2014. Operating income was $23,917,000, or 21% of revenue, in the first quarter of 2015 compared to $22,443,000, or 25% of revenue, in the first quarter of 2014; net income was $20,502,000, or 18% of revenue, in the first quarter of 2015 compared to $18,506,000, or 20% of revenue, in the first quarter of 2014; and net income per diluted share was $0.23 in the first quarter of 2015 compared to $0.21 in the first quarter of 2014.

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

Revenue

Revenue for the first quarter of 2015 increased by $22,505,000, or 25%, from the first quarter of 2014. Although the Company recorded higher sales in all three markets it serves, this increase was primarily attributable to the factory automation market.

Factory Automation Market

Sales to customers in the factory automation market represented 84% of total revenue in the first quarter of 2015, compared to 83% in the first quarter of 2014. Sales to these customers increased by $19,743,000, or 26%, from the first quarter of 2014. Excluding the impact of foreign currency exchange rate changes on revenue, sales to factory automation customers increased by $25,709,000, or 34%, compared to the first quarter of 2014, as sales denominated in foreign currencies, primarily the Euro, were translated to U.S. Dollars at a lower rate. This relatively high factory automation growth rate was driven by revenue from large orders in the consumer electronics industry recognized in the first quarter of 2015.

Sales to factory automation customers increased by $1,557,000, or 2%, from the fourth quarter of 2014. Excluding the impact of foreign currency exchange rates on revenue, sales to factory automation customers increased by $4,661,000, or 5%, compared to the fourth quarter of 2014. Management expects factory automation revenue to continue to grow in the second quarter as compared to the first quarter.

Semiconductor and Electronics Capital Equipment Market

Sales to customers who make automation equipment for the semiconductor and electronics industries represented 6% and 7% of total revenue in the first quarters of 2015 and 2014, respectively. Sales to these customers increased by $315,000, or 5%, from the first quarter of 2014 and increased by $1,315,000, or 26%, from the fourth quarter of 2014. The impact of foreign currency exchange rate changes on revenue was not significant in either period. Despite the positive sequential momentum, the semiconductor and electronics capital equipment market has historically been highly cyclical and management has limited visibility regarding future order levels from these customers.

Surface Inspection Market

Sales to customers in the surface inspection market represented 10% of total revenue in both the first quarters of 2015 and 2014. Revenue from these customers increased by $2,448,000, or 25%, from the first quarter of 2014, as the first quarter of 2014 was adversely impacted by delays in revenue recognition related to a new software release. Sequentially, surface inspection revenue decreased by $6,621,000, or 35%, from the fourth quarter of 2014, which was a record revenue quarter for the Company in this market. The impact of foreign currency exchange rate changes on revenue was not significant in either period. Surface inspection revenue reported each quarter can vary significantly depending upon the timing of customer orders, system deliveries, and installations, as well as the impact of revenue deferrals.

Product Revenue

Product revenue increased by $22,206,000, or 27%, from the first quarter of 2014. A higher volume of systems sold to MVSD customers accounted for $19,876,000 of the increase. The remaining increase of $2,330,000 came from higher SISD product revenue.

Service Revenue

Service revenue, which is derived from the sale of maintenance and support, training, consulting, and installation services, increased by $299,000, or 4%, from the first quarter of 2014. Higher MVSD maintenance and support revenue was partially offset by lower revenue from MVSD consulting services. Service revenue as a percentage of total revenue was 7% in the first quarter of 2015 compared to 8% in the first quarter of 2014.

Gross Margin

Gross margin as a percentage of revenue was 75% in the first quarter of 2015 compared to 77% in the first quarter of 2014. This decrease was due to lower MVSD margins as described below.

MVSD Margin

MVSD gross margin as a percentage of revenue was 78% in the first quarter of 2015 compared to 80% in the first quarter of 2014 due to lower product and service margins. The lower product margin was due to volume pricing discounts on certain large orders, as well as higher new product introduction costs. These product margin decreases were partially offset by the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base. The lower service margin was due to a shift in mix to relatively lower-margin maintenance and support services.

SISD Margin

SISD gross margin as a percentage of revenue was 53% in the first quarter of 2015 compared to 52% in the first quarter of 2014. The increase was due to a higher product margin and a greater percentage of SISD revenue from the sale of products, which have higher margins than the sale of services, partially offset by lower service margins. The product margin increase was due to manufacturing efficiencies achieved from higher revenue levels, while the lower service margin was due to a shift in mix to relatively lower-margin installation services.

Product Margin

Product gross margin as a percentage of revenue was 78% in the first quarter of 2015 compared to 79% in the first quarter of 2014. This decrease was due to lower MVSD product margins as described above.

Service Margin

Service gross margin as a percentage of revenue was 44% in the first quarter of 2015 compared to 48% in the first quarter of 2014. This decrease was due to lower MVSD service margins as described above.

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses for the first quarter of 2015 increased by $5,574,000, or 45%, compared to the same period in 2014. MVSD RD&E expenses increased by $5,418,000, or 47%, and SISD RD&E expenses increased by $156,000, or 15%.

The table below details the $5,418,000 net increase in MVSD RD&E in 2015 (in thousands):

MVSD RD&E expenses in 2014	$11,479
Personnel-related costs	2,056
Outsourced engineering costs	1,323
Stock-based compensation expense	848
Engineering prototypes	659
Company bonus accruals	257
Foreign currency exchange rate changes	(619)
Other	894
MVSD RD&E expenses in 2015	$16,897

The increase in MVSD RD&E expenses was due to higher personnel-related costs, such as salaries and fringe benefits, resulting from headcount additions and modest salary increases granted early in 2015. Headcount was added to support the significantly higher level of business in 2014 and these investments are expected to continue in 2015. The Company also incurred higher spending on outsourced engineering costs and engineering prototypes. In addition, stock-based compensation expense increased due to a higher stock price valuation for options granted in the previous four years and company bonus expense increased due to the additional headcount. Offsetting these increases was the favorable impact of a weaker Euro, as expenses denominated in Euros were translated to U.S. Dollars at a lower rate.

The increase in SISD RD&E expenses was due to higher spending on engineering prototypes ($118,000).

RD&E expenses as a percentage of revenue was 16% in the first quarter of 2015 compared to 14% in the first quarter of 2014. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue. This percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter of 2015 increased by $8,587,000, or 25%, compared to the same period in 2014. MVSD SG&A expenses increased by $5,611,000, or 20%, while SISD SG&A expenses increased by $305,000, or 9%. Corporate expenses that are not allocated to either division increased by $2,671,000, or 66%.

The table below details the $5,611,000 net increase in MVSD SG&A in 2015 (in thousands):

MVSD SG&A expenses in 2014	$27,571
Personnel-related costs	4,770
Stock-based compensation expense	987
Travel expenses	550
Outsourced professional services	439
Company bonus accruals	278
Foreign currency exchange rate changes	(2,378)
Other	965
MVSD SG&A expenses in 2015	$33,182

The increase in MVSD SG&A expenses was due to headcount additions, resulting in higher personnel-related costs, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2015. Headcount was added to support the significantly higher level of business in 2014 and these investments are expected to continue in 2015. Stock-based compensation expense increased due to a higher stock price valuation for options granted in the previous four years and company bonus expense increased due to the additional headcount. Excluding the impact of increased headcount, travel expenses were also higher to support the higher levels of business. In addition, the Company incurred higher spending on outsourced professional services, primarily related to human resources and information systems. Offsetting these increases was the favorable impact of a weaker Euro and to a lesser extent a weaker Japanese Yen, as expenses denominated in these currencies were translated to U.S. Dollars at lower rates.

The increase in SISD SG&A expenses was primarily due to higher sales commissions ($194,000), personnel-related costs ($137,000), and travel costs ($100,000). Offsetting these increases was the favorable impact of foreign currency exchange rates, namely a weaker Japanese Yen and Euro, as expenses denominated in these currencies were translated to U.S. Dollars at lower rates ($215,000).

The increase in corporate expenses was due principally to higher stock-based compensation expense ($1,189,000) and higher legal fees related to the Company's patent-infringement actions against Microscan Systems, Inc., as described in the Notes to Consolidated Financial Statements ($1,167,000).

Nonoperating Income (Expense)

The Company recorded foreign currency gains of $405,000 in the first quarter of 2015 compared to foreign currency losses of $110,000 in the first quarter of 2014. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.

Investment income increased by $63,000, or 8%, from the first quarter of 2014 due to increased funds available for investment, partially offset by declining yields, on average, on the Company's portfolio of debt securities.

The Company recorded other expense of $310,000 and $273,000 in the first quarters of 2015 and 2014, respectively. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.

Income Tax Expense

The Company’s effective tax rate was 18% and 19% for the first quarters of 2015 and 2014, respectively. The effective tax rate for the first quarter of 2015 included the impact of one discrete tax event, whereby the Company recorded a decrease in tax expense of $364,000 related to the expiration of statutes of limitations for certain reserves for income tax uncertainties. No discrete tax events were recorded in the first quarter of 2014.

Excluding the impact of this discrete event, the Company’s effective tax rate was 19% in both periods presented.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $548,823,000 as of April 5, 2015. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the three months ended April 5, 2015 were met with its existing cash balances, cash from investment maturities, and the proceeds from stock option exercises. Cash flows from operating activities, which included large cash outlays primarily related to the purchase of inventory, the payout of the annual Company bonus, the final payment related to the 2014 acquisition of a building in Cork, Ireland, and the payment of income taxes to various jurisdictions, were relatively flat in the first quarter of 2015. In addition to operating activities, cash requirements consisted of purchases of investments and capital expenditures. Capital expenditures for the three months ended April 5, 2015 totaled $4,264,000 and consisted primarily of expenditures for building improvements at the Company's headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware and manufacturing test equipment related to new product introductions.

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of April 5, 2015, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the three months ended April 5, 2015.

On May 4, 2015, the Company’s Board of Directors declared a cash dividend of $0.07 per share payable in the second quarter of 2015. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program were completed in 2014. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in 2014 upon completion of the 2011 program. The Company did not repurchase any shares during the three-months ended April 5, 2015. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 5, 2015, the Company had approximately $546,867,000 in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016 and currently early adoption is not permitted. However, the Financial Accounting Standards Board is

considering delaying the effective date of this standard by one year and also allowing early adoption. Management will continue to evaluate the impact of this standard as it evolves.
Accounting Standards Update (ASU) 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software"
ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. For public companies, the guidance in ASU 2015-05 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-05 to have a material impact on the Company's financial statements and disclosures.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2014.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 5, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code Corporation from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. Late in the day on April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2.6M in damages. Following the verdict, Microscan filed motions requesting judgment as a matter of law on the issues of infringement, invalidity and willfulness, as well as a motion to dismiss for lack of standing. The Company filed motions seeking treble damages (based on the finding of willfulness), attorneys’ fees as an exceptional case, and a permanent injunction against future infringement of the ‘487 patent and the import, manufacture and/or sale of Microscan’s Mobile Hawk product within the U.S. In June 2014, the court issued an order denying all of Microscan’s motions and the Company’s motion for treble damages, while granting the Company’s motion for permanent injunction (limited to enjoining future infringement of the ‘487 patent and the import, manufacture and/or sale of infringing versions of Microscan’s Mobile Hawk product within the U.S.) and the Company’s motion for attorneys’ fees, in part, pending a determination thereof following submission of supplemental briefs by both parties. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. In November 2014, the Company filed an unopposed motion to dismiss the Company's appeal, and in December 2014, the Court of Appeals granted the Company's motion to dismiss the Company's appeal. In January 2015, Microscan submitted their appeal brief asserting that the damage award should be vacated, the infringement judgment should be reversed, and that the remaining '487 claims are invalid. The Company filed its response to Microscan’s appeal brief, contesting all assertions therein, on March 16, 2015.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern
District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204
(the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 8500 product. Microscan also sought monetary damages resulting from the alleged infringement. In September 2014, the Company filed an Answer to the Complaint denying all allegations and asserting in a counterclaim that the ’204 patent is invalid. In October 2014, the Company filed an Amended Answer further explaining its counterclaim of invalidity. Also in October 2014, Microscan filed an Amended Complaint alleging that the Company’s DataMan® 7500 and DataMan® 8600 also infringe the ’204 patent. The Company subsequently responded in October 2014 with its Answer to the Amended Complaint. In December 2014, a Markman hearing regarding the legal construction of the relevant patent claim terms was held. In January 2015, the Court issued an order construing such patent claim terms. In early February 2015, the Company submitted summary judgment motions. On April 6, 2015 the Court issued its rulings on the summary judgment motions. The Court partially granted the Company’s summary judgment motion of non-infringement, dismissing Microscan’s contention that the accused products literally infringe, but denying summary judgment to the Company with respect to Microscan’s claim of infringement under other doctrines. The Court granted the Company’s motion for summary judgment dismissing Microscan’s contention that any infringement was willful. The Court denied the Company’s motion for summary judgment with respect to the invalidity of one claim and denied the Company’s motion on the claim of laches. The Court granted Microscan’s motion for summary judgment holding that the Company infringed a single claim. The trial took place from April 21, 2015 to April 29, 2015 in the Southern District of New York. On April 30, 2015, the jury reached a verdict awarding Microscan royalties of $4,411,000 related to sales of the Company’s products during the applicable period. Cognex intends to file an appeal, subject to the Court’s final assessment and decisions regarding the jury’s verdict.
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
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—February 1, 2015	—	—	—	$42,422,000
February 2 —March 1, 2015	—	—	—	$42,422,000
March 2—April 5, 2015	—	—	—	$42,422,000
Total	—	—	—	$42,422,000
(1) In April 2014, the Company's Board of Directors authorized the repurchase of $50,000,000 of the Company's stock.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended April 5, 2015, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month periods ended April 5, 2015 and March 30, 2014; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended April 5, 2015 and March 30, 2014; (iii) Consolidated Balance Sheets as of April 5, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three-month periods ended April 5, 2015 and March 30, 2014; (v) Consolidated Statement of Shareholders’ Equity for the three-month period ended April 5, 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2015	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)