Form 10-Q
period 2015-07-05
COGNEX CORP
filed 2015-08-03
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 5, 2015 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of July 5, 2015, there were 87,102,221 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(unaudited)		(unaudited)

Revenue	$143,829	$92,276	$245,202	$173,592
Cost of revenue	30,508	18,190	52,852	34,743
Gross margin	113,321	74,086	192,350	138,849
Research, development, and engineering expenses	18,302	12,524	35,288	24,093
Selling, general, and administrative expenses	43,241	35,538	83,174	67,330
Operating income	51,778	26,024	73,888	47,426
Foreign currency gain (loss)	(39)	(74)	620	(184)
Investment income	957	801	1,807	1,588
Other expense	(55)	(75)	(365)	(348)
Income from continuing operations before income tax expense	52,641	26,676	75,950	48,482
Income tax expense on continuing operations	9,125	4,001	12,962	7,991
Income from continuing operations	43,516	22,675	62,988	40,491
Income from discontinued operations, net of tax (Note 16)	198	3,273	1,228	3,963
Net income	$43,714	$25,948	$64,216	$44,454

Basic earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.50	$0.26	$0.72	$0.47
Income from discontinued operations	$—	$0.04	$0.02	$0.04
Net income	$0.50	$0.30	$0.74	$0.51

Diluted earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.49	$0.25	$0.71	$0.45
Income from discontinued operations	$—	$0.04	$0.01	$0.05
Net income	$0.49	$0.29	$0.72	$0.50

Weighted-average common and common-equivalent shares outstanding:
Basic	87,199	86,782	86,977	86,830
Diluted	89,185	88,965	88,951	89,112

Cash dividends per common share	$0.07	$—	$0.07	$—

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(unaudited)		(unaudited)
Net income	$43,714	$25,948	$64,216	$44,454
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in net unrealized gain (loss), net of tax of $48 and $10 in the three-month periods and net of tax of $(25) and ($6) in the six-month periods, respectively	237	(36)	(283)	(235)
Reclassification of net realized loss into current operations	69	24	179	57
Net change related to cash flow hedges	306	(12)	(104)	(178)

Available-for-sale investments:
Change in net unrealized gain (loss), net of tax of ($128) and $69 in the three-month periods and net of tax of $6 and $182 in the six-month periods, respectively	(333)	542	566	1,561
Reclassification of net realized gain into current operations	(192)	(105)	(221)	(606)
Net change related to available-for-sale investments	(525)	437	345	955

Foreign currency translation adjustments:
Change in currency translation adjustments, net of tax of $107 and $53 in the three-month periods and net of tax of ($529) and $60 in the six-month periods, respectively	2,450	(544)	(8,240)	(99)
Net change related to foreign currency translation adjustments	2,450	(544)	(8,240)	(99)

Other comprehensive income (loss), net of tax	2,231	(119)	(7,999)	678
Total comprehensive income	$45,945	$25,829	$56,217	$45,132

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 5, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,691	$55,694
Short-term investments	223,464	90,456
Accounts receivable, less reserves of $752 and $820 in 2015 and 2014, respectively	44,728	40,053
Unbilled revenue	51,648	—
Inventories	39,400	29,223
Deferred income taxes	9,248	8,985
Prepaid expenses and other current assets	20,997	17,686
Held for sale assets (Note 16)	38,927	29,814
Total current assets	490,103	271,911
Long-term investments	233,752	400,845
Property, plant, and equipment, net	49,905	45,963
Deferred income taxes	16,649	14,452
Intangible assets, net	7,653	9,670
Goodwill	77,388	77,388
Other assets	2,756	1,505
	$878,206	$821,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,202	$17,223
Accrued expenses	31,276	35,614
Accrued income taxes	397	1,048
Deferred revenue	18,994	14,598
Held for sale liabilities (Note 16)	14,598	12,191
Total current liabilities	80,467	80,674
Reserve for income taxes	4,603	4,623
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 87,102 and 86,542 shares in 2015 and 2014, respectively	174	173
Additional paid-in capital	294,155	251,717
Retained earnings	546,205	523,946
Accumulated other comprehensive loss, net of tax	(47,398)	(39,399)
Total shareholders’ equity	793,136	736,437
	$878,206	$821,734

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 5, 2015	June 29, 2014
	(unaudited)
Cash flows from operating activities:
Net income	$64,216	$44,454
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,577	7,960
Depreciation of property, plant, and equipment	4,816	4,051
Amortization of intangible assets	2,183	1,830
Amortization of discounts or premiums on investments	377	1,284
Realized gain on sale of investments	(221)	(606)
Tax effect of stock option exercises	(9,358)	(3,481)
Change in deferred income taxes	(2,010)	(1,507)
Change in operating assets and liabilities:
Accounts receivable	(5,387)	(16,952)
Unbilled revenue	(52,697)	(587)
Inventories	(11,200)	(5,150)
Deferred costs	344	(16,189)
Deferred revenue	8,485	10,516
Accrued income taxes	8,719	2,777
Accrued expenses	(3,887)	(1,537)
Other	(7,312)	4,845
Net cash provided by operating activities	8,645	31,708
Cash flows from investing activities:

Purchases of investments	(222,834)	(189,746)
Maturities and sales of investments	252,768	177,280
Cash paid for purchased technology	(10,475)	—
Purchases of property, plant, and equipment	(9,525)	(5,341)
Net cash provided by (used in) investing activities	9,934	(17,807)
Cash flows from financing activities:
Issuance of common stock under stock option plans	21,457	9,026
Repurchase of common stock	(35,848)	(27,004)
Payment of dividends	(6,110)	—
Tax effect of stock option exercises	9,358	3,481
Net cash used in financing activities	(11,143)	(14,497)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,439)	124
Net change in cash and cash equivalents	5,997	(472)
Cash and cash equivalents at beginning of period	55,694	40,644
Cash and cash equivalents at end of period	$61,691	$40,172

Noncash items related to discontinued operations:
Depreciation and amortization expense	$566	$576
Capital expenditures	482	261
Stock-based compensation expense	427	555
The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2014	86,542	$173	$251,717	$523,946	$(39,399)	$736,437
Issuance of common stock under stock plans	1,280	2	21,455			21,457
Repurchase of common stock	(720)	(1)		(35,847)		(35,848)
Stock-based compensation expense			11,577			11,577
Excess tax benefit from stock option exercises			9,358			9,358
Tax benefit for research and development credits as a result of stock options			48			48
Payment of dividends				(6,110)		(6,110)
Net income				64,216		64,216
Net unrealized loss on cash flow hedges, net of tax of $25					(283)	(283)
Reclassification of net realized loss on cash flow hedges					179	179
Net unrealized gain on available-for-sale investments, net of tax of $6					566	566
Reclassification of net realized gain on the sale of available-for-sale investments					(221)	(221)
Foreign currency translation adjustment, net of tax of $529					(8,240)	(8,240)
Balance as of July 5, 2015 (unaudited)	87,102	$174	$294,155	$546,205	$(47,398)	$793,136

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business (more fully described in Note 16), necessary to present fairly the Company’s financial position as of July 5, 2015, and the results of its operations for the three-month and six-month periods ended July 5, 2015 and June 29, 2014, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 5, 2015 are not necessarily indicative of the results to be expected for the full year.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). Therefore, the results of SISD are reported as a discontinued operation for all periods presented.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The Transition Resource Group (TRG) is evaluating the impact of this ASU and will release implementation guidance in future periods. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management will continue to evaluate the impact of this standard as it evolves.
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
Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory"
ASU 2015-11 requires companies to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This Update eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This Update also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of July 5, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$6,312	$—
Corporate bonds	—	214,983
Treasury bills	—	81,936
Asset-backed securities	—	76,105
Euro liquidity fund	—	63,163
Sovereign bonds	—	8,105
Municipal bonds	—	6,684
Agency bonds	—	4,284
Cash flow hedge forward contracts	—	151
Economic hedge forward contracts	—	2
Liabilities:
Cash flow hedge forward contracts	—	243
Economic hedge forward contracts	—	8
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
The Company did not record an other-than-temporary impairment of these financial assets or liabilities during the six-month period ended July 5, 2015.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the six-month period ended July 5, 2015.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended July 5, 2015.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 5, 2015	December 31, 2014
Cash	$55,379	$54,917
Money market instruments	6,312	777
Cash and cash equivalents	61,691	55,694
Treasury bills	75,431	—
Euro liquidity fund	63,163	48,235
Corporate bonds	39,071	30,889
Asset-backed securities	37,894	1,311
Sovereign bonds	6,095	—
Municipal bonds	1,810	1,237
Agency bonds	—	6,883
Supranational bonds	—	1,901
Short-term investments	223,464	90,456
Corporate bonds	175,912	216,294
Asset-backed securities	38,211	62,556
Treasury bills	6,505	90,412
Municipal bonds	4,874	6,600
Agency bonds	4,284	9,566
Sovereign bonds	2,010	13,461
Limited partnership interest	1,956	1,956
Long-term investments	233,752	400,845
	$518,907	$546,995
Treasury bills consist of debt securities issued by both the U.S. and foreign governments; the Euro liquidity fund invests in a portfolio of investment-grade bonds; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; and supranational bonds consist of direct debt issued by two or more foreign central governments. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of July 5, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$75,392	$39	$—	$75,431
Euro liquidity fund	63,032	131	—	63,163
Corporate bonds	39,034	48	(11)	39,071
Asset-backed securities	37,888	17	(11)	37,894
Sovereign bonds	6,087	8	—	6,095
Municipal bonds	1,807	3	—	1,810
Long-term:				—
Corporate bonds	175,920	274	(282)	175,912
Asset-backed securities	38,203	17	(9)	38,211
Treasury bills	6,506	2	(3)	6,505
Municipal bonds	4,853	21	—	4,874
Agency bonds	4,279	5	—	4,284
Sovereign bonds	2,010	—	—	2,010
	$455,011	$565	$(316)	$455,260
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 5, 2015 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$101,856	$(287)	$1,463	$(6)	$103,319	$(293)
Asset-backed securities	20,783	(17)	1,926	(3)	22,709	(20)
Treasury bills	5,203	(3)	—	—	5,203	(3)
	$127,842	$(307)	$3,389	$(9)	$131,231	$(316)
As of July 5, 2015, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $210,000 and $18,000, respectively, during the three-month period ended July 5, 2015 and $117,000 and $12,000, respectively, during the three-month period ended June 29, 2014. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $408,000 and $187,000, respectively, during the six-month period ended July 5, 2015 and $629,000 and $23,000, respectively, during the six-month period ended June 29, 2014.These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 5, 2015 (in thousands):

	1 Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$39,071	$84,541	$66,216	$19,360	$5,795	$—	$214,983
Treasury bills	75,431	5,101	1,404	—	—	—	81,936
Asset-backed securities	37,894	23,627	3,752	3,401	6,847	584	76,105
Euro liquidity fund	63,163	—	—	—	—	—	63,163
Sovereign bonds	6,095	2,010	—	—	—	—	8,105
Municipal bonds	1,810	4,373	501	—	—	—	6,684
Agency bonds	—	980	3,304	—	—	—	4,284
	$223,464	$120,632	$75,177	$22,761	$12,642	$584	$455,260
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2015. As of July 5, 2015, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the six-month period ended July 5, 2015.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 5, 2015	December 31, 2014
Raw materials	$27,157	$18,223
Work-in-process	5,471	5,054
Finished goods	6,772	5,946
	$39,400	$29,223
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
The changes in the warranty obligation was as follows (in thousands):

Balance as of December 31, 2014	$4,086
Provisions for warranties issued during the period	2,851
Fulfillment of warranty obligations	(2,593)
Foreign exchange rate changes	(341)
Balance as of July 5, 2015	$4,003
NOTE 7: Contingencies
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation ("Code") in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. On April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2,578,000 in damages. In July 2014, Microscan filed a Notice

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. In November 2014, the Company filed an unopposed motion to dismiss the Company's appeal, and in December 2014, the Court of Appeals granted the Company's motion to dismiss the Company's appeal. In January 2015, Microscan submitted their appeal brief. The Company filed its response to Microscan’s appeal brief, contesting all assertions therein on March 16, 2015.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 7500, 8500, 8600, and 9500 products. Microscan also sought monetary damages resulting from the alleged infringement. On April 30, 2015, the jury reached a verdict awarding Microscan royalties of $4,411,000 related to sales of the Company’s products during the applicable period.
On June 25, 2015, the Company executed a settlement agreement with Microscan in the amount of $3,500,000 settling all outstanding litigation between the parties. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset as of July 5, 2015 and will be amortized to cost of revenue over the five year life of the patent. The remaining $1,833,000 of the settlement was recorded as expense in the second quarter of 2015. All cases were dismissed by the end of July 2015. On July 1, 2015, the Company also executed an immaterial settlement agreement with Code.
Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company, including some pertaining to the Company’s recently divested surface inspection business, which arose prior to the transaction closing date and for which the Company retains liability pursuant to the agreement governing such divesture. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
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
The following table details the letters of credit outstanding as of July 5, 2015:

Type	Guarantee Amount (in thousands)	Guarantee Due Date
Bank guarantees	$1,117	Various from July 2015 to July 2016
Performance bonds	550	Various from July 2015 to December 2017
Warranty bonds	510	Various from August 2015 to December 2016
	$2,177
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
Pursuant to the sale of the Company's Surface Inspection Systems Division, completed on July 6, 2015, as more fully described in Note 16 to the Consolidated Financial Statements, the Company assigned and transferred all of its rights, duties, liabilities, and obligations under a majority of these LOC agreements to AMETEK, Inc. Approximately $2,125,000 of the LOC balance was transferred. The remaining balance represents LOCs related to the Company's continuing operations.

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
Under the terms of the Company’s sale of its Surface Inspection Systems Division to AMETEK, Inc., the Company has agreed to retain certain liabilities in connection with its business dealings occurring prior to the transaction closing date of July 6, 2015, and to indemnify AMETEK, Inc. in connection with these retained liabilities and for any breach of the representations and warranties made by the Company to AMETEK, Inc. in connection with the sales agreement itself, as is usual and customary in such transactions. As of the date of this report, the Company believes the estimated fair value of these provisions is minimal.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	As of July 5, 2015		As of December 31, 2014
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	1,151,500	$9,186	1,225,000	$10,211
Hungarian Forint	791,500	2,809	803,000	3,099
Singapore Dollar	3,071	2,144	3,515	2,564
Canadian Dollar	290	263	758	688
British Pound	179	246	491	732
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	600,000	$4,877	345,000	$2,878
British Pound	1,700	2,655	1,400	2,183
Singapore Dollar	1,425	1,056	1,225	922
Taiwanese Dollar	29,000	940	28,000	883
Korean Won	950,000	845	940,000	858
Hungarian Forint	220,000	772	410,000	1,569
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	July 5, 2015	December 31, 2014	Sheet Location	July 5, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$151	$108	Accrued expenses	$243	$84
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$2	$5	Accrued expenses	$8	$13

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	July 5, 2015	December 31, 2014		July 5, 2015	December 31, 2014
Gross amounts of recognized assets	$153	$187	Gross amounts of recognized liabilities	$412	$149
Gross amounts offset	—	(74)	Gross amounts offset	(161)	(52)
Net amount of assets presented	$153	$113	Net amount of liabilities presented	$251	$97

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(72)	$(74)	$(72)	$(74)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Product revenue	$(159)	$4	$(311)	$17
	Research, development, and engineering expenses	18	(9)	19	(25)
	Selling, general, and administrative expenses	72	(19)	113	(49)
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(69)	$(24)	$(179)	$(57)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$233	$(15)	$342	$(137)
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2014	$32
Reclassification of net realized loss on cash flow hedges into current operations	179
Net unrealized loss on cash flow hedges	(283)
Balance as of July 5, 2015	$(72)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $65,000.
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of July 5, 2015, the Company had 7,815,489 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the six-month period ended July 5, 2015:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	6,812	$23.26
Granted	1,427	41.36
Exercised	(1,280)	16.76
Forfeited or expired	(43)	8.68
Outstanding as of July 5, 2015	6,916	$28.14	7.4	$136,975
Exercisable as of July 5, 2015	2,533	$16.74	5.6	$79,074
Options vested or expected to vest as of July 5, 2015 (1)	6,140	$26.97	7.2	$128,812
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Risk-free rate	2.1%	2.7%	2.1%	2.7%
Expected dividend yield	1.25%	—%	1.25%	—%
Expected volatility	40%	41%	40%	41%
Expected term (in years)	5.4	5.4	5.4	5.4
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 5, 2015 and June 29, 2014 were $14.40 and $15.28, respectively. The weighted-average grant-date fair values of stock

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

options granted during the six-month periods ended July 5, 2015 and June 29, 2014 were $14.34 and $15.34, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended July 5, 2015 and June 29, 2014 were $22,490,000 and $5,710,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 5, 2015 and June 29, 2014 were $39,230,000 and $14,643,000, respectively. The total fair values of stock options vested for the three-month periods ended July 5, 2015 and June 29, 2014 were $897,000 and $2,621,000, respectively. The total fair values of stock options vested for the six-month periods ended July 5, 2015 and June 29, 2014 were $14,419,000 and $10,982,000, respectively.
As of July 5, 2015, total unrecognized compensation expense related to non-vested stock options was $26,785,000, which is expected to be recognized over a weighted-average period of 1.91 years.
The following table summarizes the Company's restricted stock award activity:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2014	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of July 5, 2015	20	$34.05	$278
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 5, 2015 were $4,631,000 and $1,532,000, respectively, and for the three-month period ended June 29, 2014 were $3,956,000 and $1,266,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 5, 2015 were $11,577,000 and $3,869,000, respectively, and for the six-month period ended June 29, 2014 were $7,960,000 and $2,572,000, respectively. No compensation expense was capitalized as of July 5, 2015 or December 31, 2014.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Cost of revenue	$349	$286	$816	$613
Research, development, and engineering	1,153	949	2,967	1,967
Selling, general, and administrative	2,985	2,473	7,367	4,825
Discontinued operations	144	248	427	555
	$4,631	$3,956	$11,577	$7,960
Upon the sale of the Company's Surface Inspection Systems Division to AMETEK, Inc., completed on July 6, 2015, as more fully described in Note 16 to the Consolidated Financial Statements, the Company accelerated the vesting of stock options, with respect to 171,000 underlying shares, resulting in an additional $1,105,000 of stock option expense in the third quarter of 2015.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Stock Repurchase Program
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program were completed in 2014. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in 2014 upon completion of the 2011 program. The Company repurchased 720,000 shares at a cost of $35,848,000 in the six-month period ended July 5, 2015. On August 3, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's stock. This new authorization will commence once the Company completes the April 2014 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Continuing Operations:
Income tax provision at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(19)%	(19)%	(19)%	(19)%
Discrete tax events	—%	(2)%	(1)%	(1)%
Other	—%	—%	1%	—%
Income tax provision related to continuing operations	17%	15%	17%	16%
The effective tax rate for the six-month period ended July 5, 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense by $364,000 recorded in the first quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) an increase to tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset. These discrete events decreased the effective tax rate on continuing operations from a provision of 18% to a provision of 17% for the six-month period ended July 5, 2015. The discrete events noted above did not have an impact on the effective tax rate on continuing operations in the three-month period ended July 5, 2015.
The effective tax rate for the six-month period ended June 29, 2014 included the impact of the following discrete tax event: a decrease in tax expense of $418,000 recorded in the second quarter of 2014 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011. This discrete event decreased the effective tax rate on continuing operations from a provision of 17% to a provision of 15% and 16% for the three-month and six-month periods ended June 29, 2014, respectively.
During the six-month period ended July 5, 2015, the Company recorded a $9,000 decrease in reserves for income taxes, net of deferred tax benefit, including a reduction to additional paid in capital of $48,000 and a reduction in income tax expense of $39,000. Included in this net decrease is the discrete event noted above. Estimated interest and penalties included in these amounts totaled $32,000 for the six-month period ended July 5, 2015.
The Company’s reserve for income taxes, including gross interest and penalties, was $5,631,000 as of July 5, 2015, which included $4,603,000 classified as a noncurrent liability and $1,028,000 recorded as a reduction to noncurrent deferred tax assets. The amount of gross interest and penalties included in these balances was $561,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $616,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations and the conclusion of the IRS examination, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $550,000 to $650,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2012 through 2014 remain open

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to examination by the Internal Revenue Service, while the tax years 2011 through 2014 remain open to various state taxing authorities, and the tax years 2010 through 2014 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 14: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Basic weighted-average common shares outstanding	87,199	86,782	86,977	86,830
Effect of dilutive stock options	1,986	2,183	1,974	2,282
Weighted-average common and common-equivalent shares outstanding	89,185	88,965	88,951	89,112
Stock options to purchase 2,171,856 and 1,912,850 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 5, 2015, respectively, and 1,301,306 and 947,235 for the same periods in 2014, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 15: Segment Information
As of July 5, 2015, the Company had two reportable segments: the Modular Vision Systems Division (MVSD) and the Surface Inspection Systems Division (SISD). MVSD develops, manufactures, and markets modular vision systems that are used to control the manufacture of discrete items by locating, identifying, inspecting, and measuring them during the manufacturing process. SISD develops, manufactures, and markets surface inspection vision systems that are used to inspect surfaces of materials processed in a continuous fashion, such as metals, paper, nonwoven, plastics, and glass, to ensure there are no flaws or defects on the surfaces. On July 6, 2015 (the first day of the Company's third quarter), the Company completed the sale of SISD to AMETEK, Inc. Additional detail related to this disposition is contained in Note 16 to the Consolidated Financial Statements.
Segments are determined based upon the way that management organizes its business for making operating decisions and assessing performance. Given the disposition of the SISD segment noted above, management is in the process of reviewing its organizational structure and will update this segment disclosure during the third quarter of 2015.
The following table summarizes information about the remaining segments (in thousands):

Three-months Ended July 5, 2015	MVSD	Reconciling Items	Consolidated
Revenue	$143,829	$—	$143,829
Operating income	62,179	(10,401)	51,778

Six-months Ended July 5, 2015	MVSD	Reconciling Items	Consolidated
Revenue	$245,202	$—	$245,202
Operating income	95,155	(21,267)	73,888

Three-months Ended June 29, 2014	MVSD	Reconciling Items	Consolidated
Revenue	$92,276	$—	$92,276
Operating income	33,818	(7,794)	26,024

Six-months Ended June 29, 2014	MVSD	Reconciling Items	Consolidated
Revenue	$173,592	$—	$173,592
Operating income	61,783	(14,357)	47,426
Reconciling items consist of stock-based compensation expense and unallocated corporate expenses, which primarily include corporate headquarters costs, professional fees, and patent infringement litigation. Additional asset information by segment is not produced internally for use by the chief operating decision maker, and therefore, is not presented.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additional asset information is not provided because cash and investments are commingled and the segments share assets and resources in a number of locations around the world.
NOTE 16: Discontinued Operations
On July 6, 2015 (the first day of the Company's third quarter), the Company completed the sale of its Surface Inspection Systems Division (SISD) to AMETEK, Inc. (AMETEK) for $160,000,000 in cash, less a working capital adjustment of $1,600,000 and transaction costs of approximately $5,000,000. Accordingly, management concluded that the assets of SISD met all of the criteria to be classified as "held for sale" on the Consolidated Balance Sheets as of July 5, 2015.

Carrying amounts of major assets and liabilities included as part of the disposal group were as follows (in thousands):

	July 5, 2015	December 31, 2014
Accounts receivable, net	$9,550	$10,885
Inventories, net	5,943	6,313
Unbilled revenue	2,573	2,356
Prepaid expenses and other current assets	3,391	2,955
Property, plant, and equipment, net	1,720	1,944
Intangible assets, net	11,338	1,029
Goodwill	4,301	4,301
Other assets	111	31
Held for sale assets	$38,927	$29,814

Accounts payable	1,470	1,891
Accrued expenses	3,787	4,335
Deferred revenue	9,341	5,965
Held for sale liabilities	$14,598	$12,191

Management also concluded that the disposal group met the criteria of a discontinued operation and has presented the profit from operation of this discontinued business separately from continuing operations on the Consolidated Statements of Operations. The pretax gain associated with this sale is expected to be approximately $125,000,000 and will be recorded in the third quarter of 2015.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Revenue	$11,187	$16,526	$23,248	$26,139
Cost of revenue	(5,765)	(7,506)	(11,291)	(11,948)
Research, development, and engineering expenses	(1,022)	(1,118)	(2,126)	(2,068)
Selling, general, and administrative expenses	(4,176)	(3,204)	(7,800)	(6,384)
Foreign currency gain (loss)	77	(22)	(177)	(22)
Pretax income from discontinued operations	301	4,676	1,854	5,717
Income tax expense	103	1,403	626	1,754
Income from discontinued operations, net	$198	$3,273	$1,228	$3,963

Significant noncash items related to the discontinued business were as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Capital expenditures	$171	$152	$482	$261
Stock-based compensation expense	144	248	427	555
Depreciation expense	203	193	401	388
Amortization expense	82	94	165	188

The Company also entered into a Transition Services Agreement (TSA) with AMETEK to ensure an orderly and effective transition of SISD. Under the terms of the TSA, the Company has agreed to continue to perform certain administrative activities related to SISD; however, AMETEK is responsible for monitoring the business and making all strategic decisions. Although the parties intend to complete this transition as quickly as possible, the Company expects this TSA to remain in place throughout the second half of 2015. The income associated with this TSA is expected to be immaterial.
NOTE 17: Subsequent Events
On August 3, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's stock. This new authorization will commence once the Company completes the April 2014 program. For additional detail regarding the Company's stock repurchases, see Note 12 to the Consolidated Financial Statements.
In addition, on August 3, 2015, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on September 18, 2015 to all shareholders of record as of the close of business on September 4, 2015.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Executive Overview

Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Our Modular Vision Systems Division (MVSD) specializes in machine vision systems and ID products that are used to automate the manufacture and tracking of discrete items. On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented.

In addition to product revenue derived from the sale of machine vision systems, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.

The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 95% of total revenue for both the three-month and six-month periods in 2015, compared to 91% and 92% of total revenue for the same periods in 2014.

A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been on a declining trend for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 5% of total revenue for both the three-month and six-month periods in 2015, compared to 9% and 8% of total revenue for the same periods in 2014.

Revenue for the second quarter of 2015 totaled $143,829,000, representing an increase of $51,553,000, or 56%, from the second quarter of 2014 driven by revenue from large orders in the consumer electronics industry recognized in 2015. Gross margin was 79% of revenue in the second quarter of 2015 compared to 80% of revenue in the second quarter of 2014 due primarily to higher new product introduction costs. Operating expenses increased by $13,481,000, or 28%, from the second quarter of 2014 due primarily to higher personnel-related costs resulting from additional headcount. Management believes these personnel investments are important to the Company's efforts to maintain the record levels of business achieved in the prior year and to generate further growth. Operating income increased by $25,754,000, or 99%, over the second quarter of 2014. Operating income was $51,778,000, or 36% of revenue, in the second quarter of 2015 compared to $26,024,000, or 28% of revenue, in the second quarter of 2014; income from continuing operations was $43,516,000, or 30% of revenue, in the second quarter of 2015 compared to $22,675,000, or 25% of revenue, in the second quarter of 2014; and income from continuing operations per diluted share was $0.49 in the second quarter of 2015 compared to $0.25 in the second quarter of 2014.

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

Revenue

Revenue increased by $51,553,000, or 56%, for the three-month period and increased by $71,610,000, or 41%, for the six-month period. Excluding the impact of foreign currency exchange rate changes, revenue increased by $59,181,000, or 64%, for the three-month period, and increased by $85,708,000, or 49%, for the six-month period, as sales denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars at a lower rate. This relatively high revenue growth rate was driven by revenue from large orders in the consumer electronics industry in 2015. Excluding these large orders, revenue from factory automation customers increased for both the three-month and six-month periods on a constant-currency basis in each of the Company’s geographic regions, with the highest growth rate coming from Greater China and Europe. Revenue from semiconductor and electronics capital equipment manufacturers decreased for the three-month period and was relatively flat for the six-month period on a constant-currency basis.

The level of large orders is not expected to continue in the third quarter of 2015, and therefore, we expect revenue to decline in the third quarter compared to the second quarter of 2015, although we expect third quarter revenue to be higher than the first quarter of 2015.

Gross Margin

Gross margin as a percentage of revenue was 79% and 78% for the three-month and six-month periods in 2015, respectively, compared to 80% for the same periods in 2014. The lower gross margin was due to higher new product introduction costs, as well as volume pricing discounts on certain large orders. In addition, changes in foreign currency exchange rates had a negative impact on gross margin, as a significant amount of revenue is denominated in Euros, while inventories are predominantly purchased in U.S. Dollars. These gross margin decreases were partially offset by the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base.

We expect gross margin as a percentage of revenue to decline in the third quarter of 2015 compared to the second quarter of 2015 due to a higher level of lower-margin maintenance and support services.

Research, Development, and Engineering Expenses

Research, development, and engineering (RD&E) expenses increased $5,778,000, or 46%, for the three-month period and increased by $11,195,000, or 46%, for the six-month period.

The table below details the increases in RD&E expenses (in thousands):

	Three-month Period	Six-month Period
RD&E expenses in 2014	$12,524	$24,093
Outsourced engineering costs	3,218	4,542
Personnel-related costs	1,983	4,041
Stock-based compensation expense	248	1,096
Engineering prototypes	338	721
Foreign currency exchange rate changes	(782)	(1,411)
Other	773	2,206
RD&E expenses in 2015	$18,302	$35,288

The increase in RD&E expenses was due to higher personnel-related costs, such as salaries and fringe benefits, resulting from headcount additions and modest salary increases granted early in 2015. Headcount was added to support the significantly higher level of business in 2014 and the impact of these investments on year-over-year expense comparisons is expected to continue in the second half of 2015. The Company also incurred higher spending on outsourced engineering costs and engineering prototypes. In addition, stock-based compensation expense increased due to a higher stock price valuation for options granted in the previous four years. Offsetting these increases was the favorable impact of a weaker Euro, as expenses denominated in Euros were translated to U.S. Dollars at a lower rate.

RD&E expenses as a percentage of revenue was 13% and 14% for the three-month and six-month periods in 2015, respectively, compared to 14% for the same periods in 2014. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue. This percentage is impacted by revenue levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased by $7,703,000, or 22%, for the three-month period and increased by $15,844,000, or 24%, for the six-month period. MVSD SG&A expenses increased by $5,755,000, or 19%, for the three-month period and increased by $11,369,000, or 20%, for the six-month period. Corporate expenses that are not allocated to a division increased by $1,948,000, or 37%, for the three-month period and increased by $4,475,000, or 48%, for the six-month period.

The table below details the increases in MVSD SG&A expenses (in thousands):

	Three-month Period	Six-month Period
MVSD SG&A expenses in 2014	$30,299	$58,056
Personnel-related costs	5,405	10,486
Stock-based compensation expense	518	1,505
Sales demonstration equipment	1,009	1,170
Rent expense	200	596
Depreciation expense	266	447
Foreign currency exchange rate changes	(3,072)	(5,467)
Other	1,429	2,632
MVSD SG&A expenses in 2015	$36,054	$69,425

The increase in MVSD SG&A expenses was due to headcount additions, resulting in higher personnel-related costs, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2015. Headcount was added to support the significantly higher level of business in 2014 and the impact of these investments on year-over-year expense comparisons is expected to continue in the second half of 2015. In addition, stock-based compensation expense increased due to a higher stock price valuation for options granted in the previous four years. The Company also incurred higher expenses related to sales demonstration equipment, higher rent expense resulting from worldwide office expansion, and higher depreciation expense related to information technology investments. Offsetting these increases was the favorable impact of a weaker Euro and to a lesser extent a weaker Japanese Yen, as expenses denominated in these currencies were translated to U.S. Dollars at lower rates.

The increase in corporate expenses was due principally to a settlement of outstanding patent litigation with Microscan Systems, Inc. reached in the second quarter of 2015 under which the Company paid $3,500,000 in July 2015. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset as of July 5, 2015 and will be amortized to cost of revenue over the five year life of the patent. The remaining $1,833,000 of the settlement was recorded as expense in the second quarter of 2015. This litigation also resulted in higher legal fees ($344,000 for the three-month period and $1,520,000 for the six-month period). In addition, stock-based compensation expense was higher for the six-month period ($1,315,000).

Nonoperating Income (Expense)

The Company recorded foreign currency losses of $39,000 and foreign currency gains of $620,000 for the three-month and six-month periods in 2015, respectively, compared to foreign currency losses of $74,000 and $184,000 for the same periods in 2014. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. As of the date of this report, the Company expects to invoice a significant amount of U.S. Dollar-denominated business on the books of its Irish subsidiary, for which the functional currency is the Euro, in the third quarter of 2015. These accounts receivable will be subject to revaluation and settlement in foreign currency gain (loss) in current operations.

Investment income increased by $156,000, or 19%, for the three-month period and increased by $219,000, or 14%, for the six-month period due to increased funds available for investment.

The Company recorded other expense of $55,000 and $365,000 for the three-month and six-month periods in 2015, respectively, compared to other expense of $75,000 and $348,000 for the same periods in 2014. Other income (expense) includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.

Income Tax Expense

The Company’s effective tax rate was 17% for the three-month and six-month periods in 2015, compared to 15% and 16% for the same periods in 2014. The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (3) an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset. The effective tax rate for 2014 included the impact of the following discrete tax event: a decrease in tax expense of $418,000 recorded in the second quarter of 2014 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011. Excluding the impact of these discrete tax events, the Company’s effective tax rate was relatively consistent for all periods presented at approximately 17%.

Discontinued Operations

On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision systems that are used to inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation. Income from discontinued operations was $198,000 and $1,228,000 for the three-month and six-month periods in 2015, respectively, compared to $3,273,000 and $3,963,000 for the same periods in 2014. Income from discontinued operations in 2014 included the recognition of revenue that had been deferred in 2013 related to a new software release, and accordingly, revenue levels were lower in 2015 compared to 2014. The decrease in income from discontinued operations was also due to professional fees recorded in 2015 related to the sale of SISD.

Liquidity and Capital Resources

The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $518,907,000 as of July 5, 2015. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements during the six-months ended July 5, 2015 were met with its existing cash balances, cash from investment maturities, positive cash flows from operations, and the proceeds from stock option exercises. Cash flows from operating activities included a significant increase in unbilled revenue that, as of the date of this report, the Company expects to invoice largely in the third quarter of 2015 and collect before year end. In addition to operating activities, cash requirements consisted of investment purchases, the repurchase of common stock, the payment of dividends, and capital expenditures. Capital expenditures for the six-month period ended July 5, 2015 totaled $9,525,000 and consisted primarily of expenditures for building improvements at the Company's headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware, computer software, and manufacturing test equipment related to new product introductions.

On July 6, 2015 (the first day of the Company's third quarter), the Company completed the sale of its Surface Inspection Systems Division for $160,000,000 in cash, less a working capital adjustment of $1,600,000 and transaction costs of approximately $5,000,000. A majority of this cash was received in July 2015. The remaining cash, representing a working capital adjustment, is expected to be received in the third quarter.

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of July 5, 2015, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the six-month period ended July 5, 2015.

On May 4, 2015, the Company’s Board of Directors declared a cash dividend of $0.07 per share payable in the second quarter of 2015 that totaled $6,110,000. On August 3, 2015, the Company’s Board of Directors declared a cash dividend of $0.07 per share payable in the third quarter of 2015. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.

In April 2014, the Company's Board of Directors authorized the repurchase of up to $50,000,000 of the Company's common stock. The Company repurchased 720,000 shares at a cost of $35,848,000 during the second quarter of 2015 under this program. On August 3, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's stock. This new authorization will commence once the Company completes the April 2014 program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 5, 2015, the Company had approximately $516,951,000 in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The Transition Resource Group (TRG) is evaluating the impact of this ASU and will release implementation guidance in future periods. The guidance in ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management will continue to evaluate the impact of this standard as it evolves.

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

Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory"
ASU 2015-11 requires companies to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This Update eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This Update also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2014.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 5, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation ("Code") in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the “'487 patent”). The lawsuit sought to prohibit Code from manufacturing the product, and Microscan from selling and distributing the product. The Company also sought monetary damages resulting from the alleged infringement. On April 30, 2014, the jury found that Microscan willfully infringed the ‘487 patent and awarded Cognex $2,578,000 in damages. In July 2014, Microscan filed a Notice of Appeal with the Federal Circuit appealing all orders, findings, and/or conclusions of the District Court that were adverse to Microscan. In August 2014, the Company filed a Notice of Appeal with the Federal Circuit appealing the order granting summary judgment that claims 23, 28, and 29 of the ’487 patent are invalid. Also in August 2014, the Federal Circuit consolidated Microscan’s appeal and the Company’s appeal. In November 2014, the Company filed an unopposed motion to dismiss the Company's appeal, and in December 2014, the Court of Appeals granted the Company's motion to dismiss the Company's appeal. In January 2015, Microscan submitted their appeal brief. The Company filed its response to Microscan’s appeal brief, contesting all assertions therein on March 16, 2015.
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 7500, 8500, 8600, and 9500 products. Microscan also sought monetary damages resulting from the alleged infringement. On April 30, 2015, the jury reached a verdict awarding Microscan royalties of $4,411,000 related to sales of the Company’s products during the applicable period.
On June 25, 2015, the Company executed a settlement agreement with Microscan in the amount of $3,500,000 settling all outstanding litigation between the parties. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset as of July 5, 2015 and will be amortized to cost of revenue over the five year life of the patent. The remaining $1,833,000 of the settlement was recorded as expense in the second quarter of 2015. All cases were dismissed by the end of July 2015. On July 1, 2015, the Company also executed an immaterial settlement agreement with Code.
Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company, including some pertaining to the Company’s recently divested surface inspection business, which arose prior to the transaction closing date and for which the Company retains liability pursuant to the agreement governing such divesture. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 6 - May 3, 2015	—	—	—	$42,422,000
May 4 - May 31, 2015	—	—	—	$42,422,000
June 1 - July 5, 2015	720,000	49.79	720,000	$6,574,000
Total	720,000	49.79	720,000	$6,574,000
(1) In April 2014, the Company's Board of Directors authorized the repurchase of $50,000,000 of the Company's stock. In August 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's stock. Purchases under this 2015 program will commence once the 2014 is completed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

 ITEM 6. EXHIBITS

Exhibit Number
10.1	Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended July 5, 2015, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended July 5, 2015 and June 29, 2014; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended July 5, 2015 and June 29, 2014; (iii) Consolidated Balance Sheets as of July 5, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the six-month periods ended July 5, 2015 and June 29, 2014; (v) Consolidated Statement of Shareholders’ Equity for the six-month period ended July 5, 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2015	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)