Form 10-Q
period 2015-10-04
COGNEX CORP
filed 2015-11-02
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 2015 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 4, 2015, there were 84,845,210 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(unaudited)		(unaudited)

Revenue	$107,587	$154,356	$352,789	$327,948
Cost of revenue	26,319	37,712	79,171	72,455
Gross margin	81,268	116,644	273,618	255,493
Research, development, and engineering expenses	16,977	17,532	52,265	41,625
Selling, general, and administrative expenses	35,806	43,773	118,980	111,103
Operating income	28,485	55,339	102,373	102,765
Foreign currency gain (loss)	(40)	794	580	610
Investment income	841	776	2,648	2,364
Other income (expense)	(23)	202	(388)	(146)
Income from continuing operations before income tax expense	29,263	57,111	105,213	105,593
Income tax expense on continuing operations	3,441	9,430	16,403	17,422
Income from continuing operations, net of tax	25,822	47,681	88,810	88,171
Income from discontinued operations, net of tax	—	2,719	1,228	6,683
Gain on sale of discontinued business, net of tax	78,290	—	78,290	—
Discontinued operations, net of tax (Note 15)	78,290	2,719	79,518	6,683
Net income	$104,112	$50,400	$168,328	$94,854

Basic earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.30	$0.55	$1.02	$1.01
Income from discontinued operations	$0.91	$0.03	$0.92	$0.08
Net income	$1.21	$0.58	$1.94	$1.09

Diluted earnings per weighted-average common and common-equivalent share:
Income from continuing operations	$0.29	$0.53	$1.00	$0.99
Income from discontinued operations	$0.90	$0.04	$0.90	$0.07
Net income	$1.19	$0.57	$1.90	$1.06

Weighted-average common and common-equivalent shares outstanding:
Basic	86,303	86,963	86,756	86,875
Diluted	87,776	89,167	88,559	89,145

Cash dividends per common share	$0.07	$—	$0.14	$—

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(unaudited)		(unaudited)
Net income	$104,112	$50,400	$168,328	$94,854
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in net unrealized gain (loss), net of tax of ($3) and $4 in the three-month periods and net of tax of ($28) and ($2) in the nine-month periods, respectively	(140)	62	(423)	(173)
Reclassification of net realized loss into current operations	90	44	269	101
Net change related to cash flow hedges	(50)	106	(154)	(72)

Available-for-sale investments:
Change in net unrealized gain (loss), net of tax of ($61) and ($49) in the three-month periods and net of tax of ($55) and $133 in the nine-month periods, respectively	(666)	(120)	(100)	1,441
Reclassification of net realized gain into current operations	(19)	(45)	(240)	(651)
Net change related to available-for-sale investments	(685)	(165)	(340)	790

Foreign currency translation adjustments:
Change in currency translation adjustments, net of tax of $4 and ($441) in the three-month periods and net of tax of ($525) and ($501) in the nine-month periods, respectively	620	(4,540)	(7,620)	(4,639)
Net change related to foreign currency translation adjustments	620	(4,540)	(7,620)	(4,639)

Other comprehensive income (loss), net of tax	(115)	(4,599)	(8,114)	(3,921)
Total comprehensive income	$103,997	$45,801	$160,214	$90,933

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 4, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,563	$55,694
Short-term investments	272,584	90,456
Accounts receivable, less reserves of $747 and $820 in 2015 and 2014, respectively	71,012	40,053
Inventories	39,841	29,223
Deferred income taxes	8,666	8,985
Prepaid expenses and other current assets	14,469	17,686
Held for sale assets (Note 15)	—	29,814
Total current assets	486,135	271,911
Long-term investments	240,504	400,845
Property, plant, and equipment, net	51,105	45,963
Goodwill	81,448	77,388
Intangible assets, net	7,361	9,670
Deferred income taxes	18,069	14,452
Other assets	2,778	1,505

Total assets	$887,400	$821,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,026	$17,223
Accrued expenses	32,871	35,614
Accrued income taxes	9,112	1,048
Deferred income taxes	502	—
Deferred revenue and customer deposits	15,311	14,598
Held for sale liabilities (Note 15)	—	12,191
Total current liabilities	67,822	80,674
Reserve for income taxes	3,933	4,623
Other non-current liabilities	2,852	—

Total liabilities	74,607	85,297

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 84,845 and 86,542 shares in 2015 and 2014, respectively	170	173
Additional paid-in capital	306,344	251,717
Retained earnings	553,792	523,946
Accumulated other comprehensive loss, net of tax	(47,513)	(39,399)
Total shareholders’ equity	812,793	736,437
	$887,400	$821,734

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 4, 2015	September 28, 2014
	(unaudited)
Cash flows from operating activities:
Net income	$168,328	$94,854
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued business	(78,290)	—
Stock-based compensation expense	15,964	11,258
Depreciation of property, plant, and equipment	7,223	6,194
Amortization of intangible assets	3,203	2,934
Amortization of discounts or premiums on investments	536	1,596
Realized gain on sale of investments	(240)	(651)
Tax effect of stock option exercises	(9,937)	(7,178)
Change in deferred income taxes	(2,134)	(2,959)
Change in operating assets and liabilities:
Accounts receivable	(31,380)	(51,961)
Inventories	(11,363)	(6,555)
Accounts payable	(6,823)	4,133
Accrued expenses	(4,010)	6,221
Accrued income taxes	18,032	7,331
Deferred revenue	6,035	9,453
Other	(1,086)	(11,683)
Net cash provided by operating activities	74,058	62,987
Cash flows from investing activities:
Purchases of investments	(547,553)	(283,982)
Maturities and sales of investments	521,464	239,396
Purchases of property, plant, and equipment	(13,017)	(9,078)
Cash paid for acquisition of business	(1,023)	—
Cash paid for purchased technology	(10,475)	—
Net proceeds from sale of discontinued business	104,496	—
Net cash provided by (used in) investing activities	53,892	(53,664)
Cash flows from financing activities:
Issuance of common stock under stock plans	27,440	15,651
Repurchase of common stock	(126,351)	(35,140)
Payment of dividends	(12,137)	—
Tax effect of stock option exercises	9,937	7,178
Net cash used in financing activities	(101,111)	(12,311)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,970)	523
Net change in cash and cash equivalents	23,869	(2,465)
Cash and cash equivalents at beginning of period	55,694	40,644
Cash and cash equivalents at end of period	$79,563	$38,179
Non-cash items related to discontinued operations:
Depreciation and amortization expense	$566	$866
Capital expenditures	482	467
Stock-based compensation expense	1,533	786
The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity
Balance as of December 31, 2014	86,542	$173	$251,717	$523,946	$(39,399)	$736,437
Issuance of common stock under stock plans	1,509	3	27,437			27,440
Repurchase of common stock	(3,206)	(6)		(126,345)		(126,351)
Stock-based compensation expense			17,070			17,070
Excess tax benefit from stock option exercises			9,937			9,937
Tax benefit for research and development credits as a result of stock options			183			183
Payment of dividends				(12,137)		(12,137)
Net income				168,328		168,328
Net unrealized loss on cash flow hedges, net of tax of $28					(423)	(423)
Reclassification of net realized loss on cash flow hedges					269	269
Net unrealized loss on available-for-sale investments, net of tax of $55					(100)	(100)
Reclassification of net realized gain on the sale of available-for-sale investments					(240)	(240)
Foreign currency translation adjustment, net of tax of $525					(7,620)	(7,620)
Balance as of October 4, 2015 (unaudited)	84,845	$170	$306,344	$553,792	$(47,513)	$812,793

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business (more fully described in Note 15), necessary to present fairly the Company’s financial position as of October 4, 2015, and the results of its operations for the three-month and nine-month periods ended October 4, 2015 and September 28, 2014, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 4, 2015 are not necessarily indicative of the results to be expected for the full year.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The financial results of SISD are reported as a discontinued operation for all periods presented.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The Transition Resource Group (TRG) is evaluating the impact of this ASU and will release implementation guidance in future periods. ASU 2015-14, "Deferral of the effective date" amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. Management will continue to evaluate the impact of this standard as it evolves.
Accounting Standards Update (ASU) 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software"
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
Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory"
ASU 2015-11 requires companies to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This ASU eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This ASU also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments"
ASU 2015-16 simplifies the requirements to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and that have recognized an adjustment to provisional amounts during the measurement period. For public companies, the guidance in ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Management does not expect ASU 2015-16 to have a material impact on the Company's financial statements and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of October 4, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market instruments	$32,417	$—
Corporate bonds	—	227,012
Treasury bills	—	98,981
Asset-backed securities	—	89,246
Euro liquidity fund	—	63,672
Agency bonds	—	14,280
Sovereign bonds	—	12,270
Municipal bonds	—	6,685
Cash flow hedge forward contracts	—	82
Economic hedge forward contracts	—	32
Liabilities:
Cash flow hedge forward contracts	—	227
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
The Company did not record an other-than-temporary impairment of these financial assets or liabilities during the nine-month period ended October 4, 2015.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies,

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this asset during the nine-month period ended October 4, 2015.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended October 4, 2015.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 4, 2015	December 31, 2014
Cash	$47,146	$54,917
Money market instruments	32,417	777
Cash and cash equivalents	79,563	55,694
Treasury bills	82,401	—
Euro liquidity fund	63,672	48,235
Asset-backed securities	60,992	1,311
Corporate bonds	45,170	30,889
Agency bonds	10,980	6,883
Sovereign bonds	7,568	—
Municipal bonds	1,801	1,237
Supranational bonds	—	1,901
Short-term investments	272,584	90,456
Corporate bonds	181,842	216,294
Asset-backed securities	28,254	62,556
Treasury bills	16,580	90,412
Municipal bonds	4,884	6,600
Sovereign bonds	4,702	13,461
Agency bonds	3,300	9,566
Limited partnership interest	942	1,956
Long-term investments	240,504	400,845
	$592,651	$546,995
Corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury bills consist of debt securities issued by both the U.S. and foreign governments; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; the Euro liquidity fund invests in a portfolio of investment-grade bonds; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; and supranational bonds consist of direct debt issued by two or more foreign central governments. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of October 4, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$82,334	$67	$—	$82,401
Euro liquidity fund	63,667	5	—	63,672
Asset-backed securities	60,989	20	(17)	60,992
Corporate bonds	45,182	56	(68)	45,170
Agency bonds	10,979	1	—	10,980
Sovereign bonds	7,561	7	—	7,568
Municipal bonds	1,800	1	—	1,801
Long-term:
Corporate bonds	182,509	240	(907)	181,842
Asset-backed securities	28,257	31	(34)	28,254
Treasury bills	16,521	59	—	16,580
Municipal bonds	4,851	33	—	4,884
Sovereign bonds	4,696	6	—	4,702
Agency bonds	3,299	1	—	3,300
	$512,645	$527	$(1,026)	$512,146
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 4, 2015 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$118,452	$(879)	$6,935	$(96)	$125,387	$(975)
Asset-backed securities	48,781	(47)	2,334	(4)	51,115	(51)
	$167,233	$(926)	$9,269	$(100)	$176,502	$(1,026)
As of October 4, 2015, the Company did not recognize an other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $26,000 and $7,000, respectively, during the three-month period ended October 4, 2015 and $66,000 and $21,000, respectively, during the three-month period ended September 28, 2014. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $434,000 and $194,000, respectively, during the nine-month period ended October 4, 2015 and $695,000 and $44,000, respectively, during the nine-month period ended September 28, 2014.These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 4, 2015 (in thousands):

	1 Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$45,170	$95,528	$65,060	$17,922	$3,332	$—	$227,012
Treasury bills	82,401	5,099	11,481	—	—	—	98,981
Asset-backed securities	60,992	5,675	9,768	5,717	6,618	476	89,246
Euro liquidity fund	63,672	—	—	—	—	—	63,672
Agency bonds	10,980	—	3,300	—	—	—	14,280
Sovereign bonds	7,568	4,702		—	—	—	12,270
Municipal bonds	1,801	4,884	—	—	—	—	6,685
	$272,584	$115,888	$89,609	$23,639	$9,950	$476	$512,146
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2015. As of October 4, 2015, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the nine-month period ended October 4, 2015. The Company received a cash distribution of $1,014,000 during the third quarter of 2015, which was accounted for as a return of capital.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 4, 2015	December 31, 2014
Raw materials	$29,830	$18,223
Work-in-process	3,470	5,054
Finished goods	6,541	5,946
	$39,841	$29,223
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
The changes in the warranty obligation was as follows (in thousands):

Balance as of December 31, 2014	$4,086
Provisions for warranties issued during the period	3,709
Fulfillment of warranty obligations	(3,269)
Foreign exchange rate changes	(298)
Balance as of October 4, 2015	$4,228
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 owned by Microscan (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 7500, 8500, 8600, and 9500 products.
In June 2015, the Company executed a settlement agreement with Microscan requiring a payment by the Company of $3,500,000 which settles all outstanding litigation between the parties. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset and is being amortized to cost of revenue over the five year life of the patent starting in the third quarter of 2015. The remaining $1,833,000 of the settlement was recorded as expense in the second quarter of 2015. All cases were dismissed by the end of July 2015. In July 2015, the Company also executed an immaterial settlement agreement with Code. This matter is now closed.
Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company, including some pertaining to the Company’s recently divested surface inspection business, which arose prior to the transaction closing date and for which the Company retains liability pursuant to the agreement governing such divestiture. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company had the following outstanding forward contracts (in thousands):

	October 4, 2015		December 31, 2014
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	1,000,000	$8,176	1,225,000	$10,211
United States Dollar	7,870	7,870	—	—
Hungarian Forint	774,000	2,767	803,000	3,099
Singapore Dollar	2,903	2,055	3,515	2,564
Canadian Dollar	140	127	758	688
British Pound	87	121	491	732
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	600,000	$4,993	345,000	$2,878
British Pound	1,695	2,562	1,400	2,183
Korean Won	1,440,000	1,206	940,000	858
Singapore Dollar	1,700	1,176	1,225	922
Taiwanese Dollar	31,250	941	28,000	883
Hungarian Forint	220,000	786	410,000	1,569
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	October 4, 2015	December 31, 2014	Sheet Location	October 4, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$82	$108	Accrued expenses	$227	$84
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$32	$5	Accrued expenses	$—	$13

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below details the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	October 4, 2015	December 31, 2014		October 4, 2015	December 31, 2014
Gross amounts of recognized assets	$118	$187	Gross amounts of recognized liabilities	$347	$149
Gross amounts offset	(4)	(74)	Gross amounts offset	(120)	(52)
Net amount of assets presented	$114	$113	Net amount of liabilities presented	$227	$97

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(122)	$32	$(122)	$32
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Product revenue	$(125)	$(50)	$(436)	$(33)
	Research, development, and engineering expenses	(3)	(15)	16	(40)
	Selling, general, and administrative expenses	38	21	151	(28)
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(90)	$(44)	$(269)	$(101)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(322)	$197	$20	$59
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2014	$32
Reclassification of net realized loss on cash flow hedges into current operations	269
Net unrealized loss on cash flow hedges	(423)
Balance as of October 4, 2015	$(122)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $124,000.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of October 4, 2015, the Company had 7,817,714 shares available for grant. Generally, stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date, vest over four years based upon continuous service, and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the nine-month period ended October 4, 2015:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	6,812	$23.26
Granted	1,458	41.25
Exercised	(1,509)	18.18
Forfeited or expired	(80)	30.47
Outstanding as of October 4, 2015	6,681	$28.25	7.3	$64,101
Exercisable as of October 4, 2015	2,517	$17.02	5.5	$47,219
Options vested or expected to vest as of October 4, 2015 (1)	6,018	$27.17	7.2	$62,906
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Risk-free rate	2.1%	2.7%	2.1%	2.7%
Expected dividend yield	1.25%	—%	1.25%	—%
Expected volatility	40%	41%	40%	41%
Expected term (in years)	5.4	5.4	5.4	5.4
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average grant-date fair values of stock options granted during the three-month periods ended October 4, 2015 and September 28, 2014 were $14.36 and $15.45, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended October 4, 2015 and September 28, 2014 were $14.35 and $15.35, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended October 4, 2015 and September 28, 2014 were $4,506,000 and $14,461,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended October 4, 2015 and September 28, 2014 were $43,737,000 and $29,104,000, respectively. The total fair values of stock options vested for the three-month periods ended October 4, 2015 and September 28, 2014 were $565,000 and $268,000, respectively. The total fair values of stock options vested for the nine-month periods ended October 4, 2015 and September 28, 2014 were $14,984,000 and $11,251,000, respectively.
As of October 4, 2015, total unrecognized compensation expense related to non-vested stock options was $22,169,000, which is expected to be recognized over a weighted-average period of 1.71 years.
The following table summarizes the Company's restricted stock award activity:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Non-vested as of December 31, 2014	20	34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested as of October 4, 2015	20	$34.05	$27
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 4, 2015 were $5,493,000 and $1,865,000, respectively, and for the three-month period ended September 28, 2014 were $3,298,000 and $1,098,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 4, 2015 were $17,070,000 and $5,734,000, respectively, and for the nine-month period ended September 28, 2014 were $11,258,000 and $3,670,000, respectively. No compensation expense was capitalized as of October 4, 2015 or December 31, 2014.
The following table details the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Cost of revenue	$351	$253	$1,167	$866
Research, development, and engineering	1,130	836	4,097	2,803
Selling, general, and administrative	2,906	1,978	10,273	6,803
Discontinued operations	1,106	231	1,533	786
	$5,493	$3,298	$17,070	$11,258
Upon the sale of the Company's Surface Inspection Systems Division, completed on July 6, 2015, the Company accelerated the vesting of stock options with respect to 190,000 underlying shares, resulting in an additional $1,106,000 of stock option expense recorded in the third quarter of 2015.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11: Stock Repurchase Program
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $80,000,000 of the Company’s common stock. Purchases under this 2011 program were completed in 2014. In April 2014, the Company's Board of Directors authorized the repurchase of an additional $50,000,000 of the Company's common stock. Purchases under this 2014 program began in 2014 upon completion of the 2011 program. As of October 4, 2015, the Company repurchased 1,079,000 shares at a cost of $50,000,000 under this 2014 program, including 895,000 shares at a cost of $42,415,000 in 2015. Stock repurchases under this program are now complete. In August 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this 2015 program began in the third quarter of 2015 upon completion of the 2014 program. As of October 4, 2015, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this 2015 program. On November 1, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. This new authorization will commence once the Company completes the August 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s effective tax rate, or income tax provision, was as follows:

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Continuing operations:
Income tax provision at federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(19)%	(19)%	(19)%	(19)%
Discrete tax events	(5)%	(1)%	(2)%	(1)%
Income tax provision related to continuing operations	12%	16%	15%	16%
The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset, (4) a decrease in tax expense of $993,000 recorded in the third quarter of 2015 for the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (5) a decrease in tax expense of $611,000 recorded in the third quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties.
The effective tax rate for 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $418,000 recorded in the second quarter of 2014 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, (2) a decrease in tax expense of $652,000 recorded in the third quarter of 2014 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $217,000 recorded in the third quarter of 2014 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
During the nine-month period ended October 4, 2015, the Company recorded a $635,000 decrease in reserves for income taxes, net of deferred tax benefit, including an increase to additional paid in capital of $157,000 and a reduction in income tax expense of $478,000. Included in this net decrease are the discrete events noted above. Estimated interest and penalties included in these amounts totaled $5,000 for the nine-month period ended October 4, 2015.
The Company’s reserve for income taxes, including gross interest and penalties, was $4,961,000 as of October 4, 2015, which included $3,933,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $507,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $507,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations and the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

conclusion of the IRS examination, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $750,000 to $850,000 over the next twelve months.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division. A pre-tax gain of $125,465,000 and associated income tax expense of $47,175,000 was recorded in the third quarter of 2015.
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
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Basic weighted-average common shares outstanding	86,303	86,963	86,756	86,875
Effect of dilutive stock options	1,473	2,204	1,803	2,270
Weighted-average common and common-equivalent shares outstanding	87,776	89,167	88,559	89,145
Stock options to purchase 3,251,000 and 2,049,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 4, 2015, respectively, and 1,351,000 and 1,090,000 for the same periods in 2014, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 14: Segment Information
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). Prior to this date, the Company had reported SISD as one of its two segments. Given the disposition of the SISD segment, management reviewed its segment reporting and concluded that the Company now operates in one segment, machine vision technology. Operating segments were not aggregated in reaching this conclusion. The Company’s chief operating decision maker is the chief executive officer, who makes decisions to allocate resources and assesses performance at the corporate level. The Company offers a variety of machine vision products that have similar economic characteristics, have the same production processes, and are distributed by the same sales channels to the same types of customers.
NOTE 15: Discontinued Operations
On July 6, 2015 (the first day of the Company's third quarter), the Company completed the sale of its Surface Inspection Systems Division (SISD) to AMETEK, Inc. (AMETEK) for $155,655,000 in cash. Transaction costs totaled $5,090,000 and included $1,106,000 of stock option expense from the accelerated vesting of stock options triggered by the sale.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Carrying amounts of major assets and liabilities included as part of the disposal group were as follows (in thousands):

December 31, 2014
Accounts receivable, net	$10,885
Inventories, net	6,313
Unbilled revenue	2,356
Prepaid expenses and other current assets	2,955
Property, plant, and equipment, net	1,944
Intangible assets, net	1,029
Goodwill	4,301
Other assets	31
Held for sale assets	$29,814

Accounts payable	1,891
Accrued expenses	4,335
Deferred revenue	5,965
Held for sale liabilities	$12,191

The financial results of SISD are reported as a discontinued operation for all periods presented. The pretax gain associated with this sale was $125,465,000 and was recorded in the third quarter of 2015 in "Gain on sale of discontinued business, net of tax" on the Consolidated Statements of Operations.
The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Revenue	$—	$15,000	$23,248	$41,139
Cost of revenue	—	(6,514)	(11,291)	(18,462)
Research, development, and engineering expenses	—	(1,033)	(2,126)	(3,101)
Selling, general, and administrative expenses	—	(3,364)	(7,800)	(9,748)
Foreign currency gain (loss)	—	(78)	(177)	(100)
Pretax income from discontinued operations	—	4,011	1,854	9,728
Pretax gain on sale of discontinued business	125,465	—	125,465	—
Discontinued operations, pretax	125,465	4,011	127,319	9,728
Income tax expense	47,175	1,292	47,801	3,045
Discontinued operations, net of tax	$78,290	$2,719	$79,518	$6,683

Significant non-cash items related to the discontinued business were as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Stock-based compensation expense	$1,106	$231	$1,533	$786
Depreciation expense	—	196	401	584
Amortization expense	—	94	165	282
Capital expenditures	—	206	482	467

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company also entered into a Transition Services Agreement (TSA) with AMETEK to ensure an orderly and effective transition of SISD. Under the terms of the TSA, the Company agreed to continue to perform certain administrative activities related to SISD; however, AMETEK is responsible for monitoring the business and making all strategic decisions. Activities under this TSA were completed in October 2015. The income associated with this TSA was immaterial to the three-month and nine-month periods ended October 4, 2015.
NOTE 16: Acquisition of Selected Assets of Manatee Works, Inc.
On August 21, 2015, the Company acquired selected assets of Manatee Works, Inc. (Manatee), a privately-held U.S.-based developer of barcode scanning software development kits (SDKs). Under this transaction, the Company acquired technology and a product for use in mobile devices.
The Company paid $1,023,000 in cash upon closing and may pay additional contingent consideration over the next three years based upon milestone revenue levels. The undiscounted potential outcomes related to the contingent consideration range from $0 to approximately $5,000,000. The fair value of the contingent consideration as of the acquisition date was $3,790,000, resulting in a total purchase price of $4,813,000. The contingent consideration will be remeasured each reporting period with changes in fair value recorded in current operations. The fair value as of October 4, 2015 did not change from the August 21, 2015 acquisition date. As of October 4, 2015, the current portion of contingent consideration expected to be paid within the next year was $938,000 and was recorded in “Accrued expenses,” and the non-current portion expected to be paid beyond one year was $2,852,000 and was recorded in “Other non-current liabilities” on the Consolidated Balance Sheets.
The purchase price was allocated as follows (in thousands):

Prepaid expenses	$23
Developer network	140
Completed technology	590
Goodwill	4,060
Purchase price	$4,813
The developer network and completed technology are included in "Intangible assets" on the Consolidated Balance Sheets. The developer network will be amortized on a straight-line basis to selling, general, and administrative expenses over five years. The completed technology will be amortized on a straight-line basis to cost of revenue over five years. The goodwill is expected to be deductible for tax purposes. Transactions costs were immaterial and were expensed as incurred in the third quarter of 2015.
Manatee financial results are immaterial with respect to the inclusion of supplemental pro-forma information.
NOTE 17: Subsequent Events
On November 1, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. This new authorization will commence once the Company completes the August 2015 program.
In addition, on November 1, 2015, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable December 18, 2015 to all shareholders of record as of the close of business on December 4, 2015.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, future product and customer mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the cyclicality of the semiconductor and electronics industries; (6) the inability to achieve significant international revenue; (7) fluctuations in foreign currency exchange rates and the use of derivative instruments; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (19) exposure to additional tax liabilities; and (20) information security breaches or business system disruptions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Executive Overview
Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. On July 6, 2015 (the first day of the fiscal third quarter), the Company completed the sale of its Surface Inspection Systems Division (SISD) that specialized in machine vision products that are used to inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented.
In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 95% of total revenue for both the three-month and nine-month periods in 2015, compared to 95% and 93% of total revenue for the same periods in 2014.
A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 5% of total revenue for both the three-month and nine-month periods in 2015, compared to 5% and 7% of total revenue for the same periods in 2014.

Revenue for the third quarter of 2015 totaled $107,587,000, representing a decrease of $46,769,000, or 30%, from the prior year due primarily to the timing of revenue from large orders in the consumer electronics industry. Gross margin was consistent at 76% of revenue for both the third quarters of 2015 and 2014. Operating expenses decreased by $8,522,000, or 14%, from the third quarter of 2014 due primarily to lower accruals related to incentive compensation plans, the favorable impact of foreign currency exchange rate changes on expenses, and lower spending in discretionary areas to bring expenses more in line with the lower revenue level. These expense reductions were not large enough, however, to offset the decline in revenue compared to the prior year, and as a result, operating income decreased by $26,854,000, or 49%, from the third quarter of 2014. Operating income was $28,485,000, or 26% of revenue, in the third quarter of 2015 compared to $55,339,000, or 36% of revenue, in the third quarter of 2014; income from continuing operations was $25,822,000, or 24% of revenue, in the third quarter of 2015 compared to $47,681,000, or 31% of revenue, in the third quarter of 2014; and income from continuing operations per diluted share was $0.29 in the third quarter of 2015 compared to $0.53 in the third quarter of 2014.
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
Revenue
Revenue decreased by $46,769,000, or 30%, for the three-month period and increased by $24,841,000, or 8%, for the nine-month period. Excluding the impact of foreign currency exchange rate changes, revenue decreased by $41,213,000, or 27%, for the three-month period, and increased by $42,337,000, or 13%, for the nine-month period, as sales denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars at a lower rate. The decrease for the three-month period was primarily due to the timing of revenue from large orders in the consumer electronics industry. The new product introduction cycles of customers in this industry result in cyclical ordering patterns. During 2014, large consumer electronics orders were recognized as revenue predominantly in the third quarter, while during 2015, large consumer electronics orders were recognized as revenue in each of the first three quarters of the year, with the highest level being recognized in the second quarter. Excluding these large consumer electronics orders, revenue from factory automation customers increased for both the three-month and nine-month periods on a constant-currency basis, with the highest growth coming from Greater China and Europe. Revenue from semiconductor and electronics capital equipment manufacturers decreased for both the three-month and nine-month period on a constant-currency basis.
Gross Margin
Gross margin was consistent at 76% of revenue for the three-month periods in both 2015 and 2014, and 78% of revenue for the nine-month periods in both 2015 and 2014. Changes in foreign currency exchange rates had a negative impact on gross margin, as a significant amount of revenue is denominated in Euros while inventories are predominantly purchased in U.S. Dollars. A shift in revenue mix to relatively-lower margin products and higher new product introduction costs also had a negative impact on gross margin. These gross margin decreases were offset, however, by manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base, as well as lower inventory charges in 2015 as compared to 2014.

Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $555,000, or 3%, for the three-month period and increased by $10,640,000, or 26%, for the nine-month period as detailed in the table below (in thousands).

	Three-month Period	Nine-month Period
RD&E expenses in 2014	$17,532	$41,625
Personnel-related costs	1,390	5,213
Outsourced engineering costs	694	5,135
Stock-based compensation expense	313	1,368
Incentive compensation accruals	(1,316)	(862)
Foreign currency exchange rate changes	(739)	(1,765)
Other	(897)	1,551
RD&E expenses in 2015	$16,977	$52,265
RD&E expenses increased due to higher personnel-related costs resulting from headcount additions, such as salaries and fringe benefits, as well as modest salary increases granted early in 2015. The Company also incurred higher spending on outsourced engineering costs. In addition, stock-based compensation expense increased due to a higher stock price valuation for options granted in the previous four years. Offsetting these increases were lower accruals related to incentive compensation plans, such as company bonuses, resulting from lower achievement levels on plans that were set at the beginning of the year. In addition, changes in foreign currency exchange rates resulted in lower U.S. Dollar expenses when expenses denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars.
RD&E expenses as a percentage of revenue was 16% and 15% for the three-month and nine-month periods in 2015, respectively, compared to 11% and 13% for the same periods in 2014. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue. This percentage is impacted by revenue levels and investing cycles.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $7,967,000, or 18%, for the three-month period and increased by $7,877,000, or 7%, for the nine-month period as detailed in the table below (in thousands).

	Three-month Period	Nine-month Period
SG&A expenses in 2014	$43,773	$111,103
Personnel-related costs	3,591	12,945
Stock-based compensation expense	971	3,703
Microscan settlement and legal fees	(201)	3,143
Incentive compensation accruals	(4,985)	(4,785)
Marketing programs	(1,131)	(1,158)
Sales demonstration equipment	(1,273)	(211)
Foreign currency exchange rate changes	(2,537)	(6,284)
Other	(2,402)	524
SG&A expenses in 2015	$35,806	$118,980
SG&A expenses increased due to higher personnel-related costs resulting from headcount additions, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2015. In addition, stock-based compensation expense increased due to a higher stock price valuation for options granted in the previous four years. Offsetting these increases were lower accruals related to incentive compensation plans, such as company bonuses and sales commissions, resulting from lower achievement levels on plans that were set at the beginning of the year, as well as lower spending on marketing programs and sales demonstration equipment. In addition, changes in foreign currency exchange rates resulted in lower U.S. Dollar expenses when expenses denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars.

In the second quarter of 2015, the Company reached a settlement of outstanding patent litigation with Microscan Systems, Inc., for $3,500,000. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset and is being amortized to cost of revenue over the five year life of the patent starting in the third quarter of 2015. The remaining $1,833,000 of the settlement was recorded as SG&A expense in the second quarter of 2015. The Company incurred legal fees related to this litigation of $201,000 in the third quarter of 2014 and legal fees were $1,310,000 higher for the nine-month period in 2015 compared to the nine-month period in 2014.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $40,000 and foreign currency gains of $580,000 for the three-month and nine-month periods in 2015, respectively, compared to foreign currency gains of $794,000 and $610,000 for the same periods in 2014. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. As of October 4, 2015, the Company had approximately $31m of U.S. Dollar-denominated accounts receivable on the books of its Irish subsidiary, for which the functional currency is the Euro, which it expects to collect in the fourth quarter of 2015. These accounts receivable are subject to revaluation until they are collected.
Investment income increased by $65,000, or 8%, for the three-month period and increased by $284,000, or 12%, for the nine-month period due to increased funds available for investment.
The Company recorded other expense of $23,000 and $388,000 for the three-month and nine-month periods in 2015, respectively, compared to other income of $202,000 and other expense of $146,000 for the same periods in 2014. Other income (expense) primarily includes rental income, net of associated expenses, from leasing buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was 12% and 15% for the three-month and nine-month periods in 2015, compared to 16% for the same periods in 2014.
The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset, (4) a decrease in tax expense of $993,000 recorded in the third quarter of 2015 for the final true-up of the prior year’s tax accrual upon filing the actual tax returns, and (5) a decrease in tax expense of $611,000 recorded in the third quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties.
The effective tax rate for 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $418,000 recorded in the second quarter of 2014 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, (2) a decrease in tax expense of $652,000 recorded in the third quarter of 2014 from the final true-up on the prior year’s tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $217,000 recorded in the third quarter of 2014 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was relatively consistent for all periods presented at approximately 17.5%.
Discontinued Operations
On July 6, 2015 (the first day of the fiscal third quarter), the Company completed the sale of its Surface Inspection Systems Division (SISD) that specialized in machine vision products that are used to inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented. Income from discontinued operations, net of tax, was $1,228,000 for the six-month period ended July 5, 2015 and was $6,683,000 for the nine-month period ended September 28, 2014, including $2,719,000 recorded in the third quarter of 2014. The gain on the sale of SISD, net of tax, recorded in the third quarter of 2015 was $78,290,000. Refer to Note 15 to the Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $592,651,000 as of October 4, 2015. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-months ended October 4, 2015 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises, as well as the net proceeds from the sale of the Company’s Surface Inspection Systems Division. Cash requirements consisted of operating activities, investment purchases, cash paid for business and technology acquisitions, the repurchase of common stock, the payment of dividends, and capital expenditures. Capital expenditures for the nine-month period ended October 4, 2015 totaled $13,017,000 and consisted primarily of expenditures for building improvements at the Company's headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware, computer software, and manufacturing test equipment related to new product introductions.
In the third quarter of 2015, the Company completed the sale of its Surface Inspection Systems Division that specialized in machine vision products that are used to inspect the surfaces of materials processed in a continuous fashion. The Company received net proceeds of $104,496,000 from this sale during the third quarter of 2015, representing the sale price less associated income taxes and transaction costs.
In the third quarter of 2015, the Company acquired selected assets of Manatee Works, a privately-held US developer of barcode scanning software development kits (SDKs). Cognex paid $1,023,000 in cash upon closing and may pay additional consideration contingent over the next three years based on milestone revenue levels. The amounts of contingent consideration are not expected to be material to the Company’s liquidity in future periods. In the second quarter of 2015, the Company paid $10,475,000 in cash to purchase technology that was subsequently transferred as part of the sale of the Surface Inspections Systems Division.
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with the commitment period expiring on December 31, 2015. The Company does not have the right to withdraw from the partnership prior to this date. As of October 4, 2015, the Company had contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock in any period through December 31, 2015. Distributions and contributions are at the discretion of Venrock’s management. No contributions were made during the nine-month period ended October 4, 2015. The Company received a cash distribution of $1,014,000 during the third quarter of 2015, which was accounted for as a return of capital.
The Company’s Board of Directors declared and paid a cash dividend of $0.07 per share during the second quarter of 2015 totaling $6,110,000. The Company’s Board of Directors also declared and paid a cash dividend of $0.07 per share during the third quarter of 2015 totaling $6,027,000. Total dividends paid during the nine-month period ended October 4, 2015 amounted to $12,137,000. On November 1, 2015, the Company's Board of Directors declared a cash dividend of $0.07 per share payable in the fourth quarter of 2015. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In the second quarter of 2014, the Company's Board of Directors authorized the repurchase of $50,000,000 of the Company's common stock. As of October 4, 2015, the Company repurchased 1,079,000 shares at a cost of $50,000,000 under this 2014 program, including 895,000 shares at a cost of $42,415,000 in 2015. Stock repurchases under this program are now complete. In the third quarter of 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this 2015 program began in the third quarter of 2015 upon completion of the 2014 program. As of October 4, 2015, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this 2015 program. Total stock repurchases during the nine-month period ended October 4, 2015 amounted to $126,351,000. On November 1, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of October 4, 2015, the Company had approximately $592 million in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”
The amendments in ASU 2014-09 will supersede and replace all currently existing U.S. GAAP, including industry-specific revenue recognition guidance, with a single, principle-based revenue recognition framework. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The Transition Resource Group (TRG) is evaluating the impact of this ASU and will release implementation guidance in future periods. ASU 2015-14, "Deferral of the effective date" amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. Management will continue to evaluate the impact of this standard as it evolves.
Accounting Standards Update (ASU) 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software"
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
Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory"
ASU 2015-11 requires companies to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This ASU eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This ASU also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments"
ASU 2015-16 simplifies the requirements to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and that have recognized an adjustment to provisional amounts during the measurement period. For public companies, the guidance in ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Management does not expect ASU 2015-16 to have a material impact on the Company's financial statements and disclosures.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2014.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 4, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In August 2014, Microscan filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company’s DataMan® 8500 handheld imager infringes U.S. Patent 6,352,204 owned by Microscan (the “'204 patent”). The lawsuit sought to prohibit the Company from manufacturing, selling, and distributing the DataMan® 7500, 8500, 8600, and 9500 products.
In June 2015, the Company executed a settlement agreement with Microscan requiring a payment by the Company of $3,500,000 which settles all outstanding litigation between the parties. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset and is being amortized to cost of revenue over the five year life of the patent starting in the third quarter of 2015. The remaining $1,833,000 of the settlement was recorded as expense in the second quarter of 2015. All cases were dismissed by the end of July 2015. In July 2015, the Company also executed an immaterial settlement agreement with Code. This matter is now closed.
Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company, including some pertaining to the Company’s recently divested surface inspection business, which arose prior to the transaction closing date and for which the Company retains liability pursuant to the agreement governing such divestiture. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its Common Stock during the periods indicated.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 6 - August 2, 2015	—	—	—	$6,574,000
August 3 - August 30, 2015	1,100,000	36.41	1,100,000	$66,517,000
August 31 - October 4, 2015	1,386,000	36.40	1,386,000	$16,064,000
Total	2,486,000	36.41	2,486,000	$16,064,000
(1) In April 2014, the Company's Board of Directors authorized the repurchase of $50,000,000 of the Company's common stock. In August 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this 2015 program commenced in the third quarter of 2015 upon completion of the 2014 program. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this program will commence once the August 2015 program is complete.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended October 4, 2015, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended October 4, 2015 and September 28, 2014; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended October 4, 2015 and September 28, 2014; (iii) Consolidated Balance Sheets as of October 4, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the nine-month periods ended October 4, 2015 and September 28, 2014; (v) Consolidated Statement of Shareholders’ Equity for the nine-month period ended October 4, 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2015	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)