Form 10-K
period 2015-12-31
COGNEX CORP
filed 2016-02-10
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or
[    ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .
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
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 5, 2015: $3,975,185,000
Common stock, par value $.002 per share, outstanding as of January 31, 2016: 84,885,334 shares
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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
Cognex is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. Machine vision products are used to automate the manufacture and tracking of discrete items, such as mobile phones, aspirin bottles, and automobile tires, by locating, identifying, inspecting, and measuring them during the manufacturing or distribution process. Machine vision is important for applications in which human vision is inadequate to meet requirements for size, accuracy, or speed, or in instances where substantial cost savings are obtained through the reduction of labor or improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size of items being manufactured.
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

Machine vision products combine cameras with intelligent software to collect images and then answer questions about these images, such as:

Question	Description	Example
GUIDANCE
Where is it?	Determining the exact physical location and orientation of an object.	Determining the position of a printed circuit board so that a robot can automatically be guided to place electronic components.
IDENTIFICATION
What is it?	Identifying an object by analyzing its physical appearance or by reading a serial number or symbol.	Reading a two-dimensional barcode directly marked on an automotive airbag so that it can be tracked and processed correctly through manufacturing.
INSPECTION
How good is it?	Inspecting an object for flaws or defects.	Checking for debris to ensure that foreign objects are not present in a product before shipping to consumers.
GAUGING
What size is it?	Determining the dimensions of an object.	Determining the diameter of a bearing prior to final assembly.
Machine Vision Market
Cognex machine vision is primarily used in the manufacturing sector, where the technology is widely recognized as an important component of automated production and quality assurance. In this sector, the Company’s customers are primarily in the factory automation market. Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 95% of total revenue in 2015 compared to 94% of total revenue in 2014.
A small percentage of our customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 5% of total revenue in 2015 compared to 6% of total revenue in 2014.
In 2015 and 2014, direct and indirect revenue from Apple Inc. accounted for 18% and 16% of total revenue, respectively. In 2013, no customer accounted for greater than 10% of total revenue.
Business Strategy
Our goal is to expand our position as a leading worldwide provider of machine vision products. Sales to customers in the factory automation market represent the largest percentage of our total revenue, and we believe that this market provides the greatest potential for long-term revenue growth.
In order to grow the factory automation market, we have invested in developing new products and functionality that make vision easier to use and more affordable, and therefore, available to a broader base of customers. This investment includes selective expansion into new industrial vision applications through internal development, as well as the acquisition of businesses and technologies. We have also invested in building a worldwide sales and support infrastructure in order to access more of the potential market for machine vision. This investment includes opening sales offices in emerging markets, such as China, India, Brazil, and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes, and developing strategic alliances with other leading providers of factory automation products.
Acquisitions and Divestitures
Our business strategy includes selective expansion into new machine vision applications and markets through the acquisition of businesses and technologies. We plan to continue to seek opportunities to expand our product line, customer base, distribution network, and technical talent through acquisitions in the machine vision industry.

On July 6, 2015, we completed the sale of our Surface Inspection Systems Division (SISD) to AMETEK, Inc. for $156 million in cash. The after-tax gain associated with this sale was $78 million. SISD specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. SISD did not meet our long-term objectives and its divestiture was a strategic decision for us. With this sale, we intend to focus our efforts on discrete manufacturing where we see the greatest growth potential. The financial results of SISD are reported as a discontinued operation in this Annual Report on Form 10-K and all prior period comparative financial data have been reported excluding SISD.
We had previously reported SISD as one of our two segments. Given the disposition of the SISD segment, management reviewed its segment reporting and concluded that the Company now operates in one segment, machine vision technology. We offer a variety of machine vision products that have similar economic characteristics, have the same productions processes, and are distributed by the same sales channels to the same types of customers. Information about segments may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual report on Form 10-K.
On August 21, 2015, we acquired selected assets of Manatee Works, Inc., a privately-held U.S.-based developer of barcode scanning software development kits (SDKs). We plan to leverage Manatee's current developer network and business model of attracting new developers to drive leads for our ID products. As a result of this transaction, we also acquired technology for use in mobile devices. We paid $1 million in cash upon closing and may pay additional contingent cash consideration of up to $5 million over the next three years based upon certain milestone revenue levels.
Management considers business acquisitions to be an important part of our growth strategy, and although we continue to actively seek out acquisition opportunities, we are selective in choosing businesses that we believe will enhance our long-term growth rate and profitability.
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
Vision Software
Vision software provides users with the most flexibility by combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripheral equipment of their choice. The vision software may run on the customer’s PC, which enables easy integration with PC-based data and controls. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex's VisionPro® software offers an extensive suite of patented vision tools for advanced programming, while Cognex Designer allows customers to build complete vision applications with the simplicity of a graphical, flowchart-based programming environment. Cognex also offers a series of Displacement Sensors that are sold with vision software for use in highly demanding three-dimensional applications.
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
Vision Sensors
Unlike general-purpose vision systems that can be programmed to perform a wide variety of vision tasks, vision sensors are designed to deliver very simple, low-cost, reliable solutions for a limited number of common vision applications such as checking the presence and size of parts. Cognex offers the Checker® product line of vision sensors that performs single-purpose vision tasks. Late in 2015, Cognex introduced a new vision sensor, the In-Sight 2000 Series, which combines the power of an In-Sight vision system with the simplicity and affordability of a vision sensor.
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
As of December 31, 2015, Cognex employed 352 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $69,791,000 in 2015, $55,831,000 in 2014, and $44,315,000 in 2013, or approximately 15%, 13%, and 15% of revenue, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. At any point in time, we have numerous research and development projects underway. Although we target our RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels and investing cycles.
Manufacturing and Order Fulfillment
Cognex’s products are manufactured utilizing a turnkey operation whereby the majority of component procurement, system assembly, and initial testing are performed by third-party contract manufacturers. Cognex’s primary contract manufacturer is located in Indonesia. The contract manufacturers use specified components sourced from a vendor list approved by Cognex and assembly/test documentation created and controlled by Cognex. Certain components are presently sourced from a single vendor that is selected based on price and performance considerations. In the event of a supply disruption from a single-source vendor, these components may be purchased from an alternative vendor.
After the completion of initial testing, a fully assembled product from the contract manufacturers is routed to our facility in Cork, Ireland or Natick, Massachusetts, USA, where trained Cognex personnel load the software onto the product and perform quality control procedures. Finished product for customers in the Americas is then shipped from our Natick, Massachusetts facility, while finished product for customers outside of the Americas is shipped from our Cork, Ireland facility.
Sales Channels and Support Services
Cognex sells its products through a worldwide direct sales force that focuses on the development of strategic accounts that generate or are expected to generate significant sales volume, as well as through a global network of integration and distribution partners. Our integration partners are experts in vision and complementary technologies that can provide turnkey solutions for complex automation projects using vision, and our distribution partners provide sales and local support to help Cognex reach the many prospects for our products in factories around the world.
As of December 31, 2015, Cognex’s sales force consisted of 491 professionals, and our partner network consisted of approximately 488 active integrators and authorized distributors. Sales engineers call directly on targeted accounts, with the assistance of application engineers, and manage the activities of our partners within their territories in order to implement the most advantageous sales model for our products. Cognex has sales and support personnel located throughout the Americas, Europe, and Asia. In recent years, we have expanded our sales force in emerging markets, such as China, India, Brazil, and Eastern Europe, where we believe many manufacturers can benefit from incorporating machine vision into their production processes. In 2010, we established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China, and we began to sell to our Chinese customers through this new entity in 2011. The WFOE is able to accept payment from Chinese customers in Yuan, also known as Renminbi, which we believe allows us to reach more of the potential market for machine vision throughout Mainland China.
Sales to customers based outside of the United States represented approximately 73% of total revenue in 2015 compared to approximately 72% of total revenue in 2014. In 2015, approximately 44% of our total revenue came from customers based in Europe, 12% from customers based in Greater China, 6% from customers based in Japan, and

11% from customers based in other regions outside the United States. Sales to customers based in Europe are denominated in Euros and U.S. Dollars, sales to customers based in Greater China are denominated in Yuan for sales within Mainland China and U.S. Dollars in other territories, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in other regions are denominated in U.S. Dollars. Financial information about geographic areas may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual Report on Form 10-K.
Cognex’s service offerings include maintenance and support, consulting, and training services. Maintenance and support programs include hardware support programs that entitle customers to have failed products repaired, as well as software support programs that provide customers with application support and software updates on the latest software releases. Application support is provided by technical support personnel located at Cognex regional offices, as well as by field service engineers that provide support at the customer’s production site. We provide consulting services that range from a specific area of functionality to a completely integrated vision application or installed ID application. Training services include a variety of product courses that are available at our offices worldwide, at customer facilities, and on computer-based tutorials, video, and the internet.
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
As of December 31, 2015, Cognex had been granted, or owned by assignment, 437 patents issued worldwide and had another 358 patent applications pending worldwide. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, Checker®, and DataMan®, as well as many common-law marks.
Compliance with Environmental Provisions
Cognex’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.
Competition
The machine vision market is fragmented and our competitors are typically other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. In addition, in the semiconductor and electronics capital equipment market, and with respect to machine builders in the factory automation market, we compete with the internal engineering departments of current or prospective customers. In the identification and logistics market, we compete with manufacturers of automatic identification systems. Any of these competitors may have greater financial and other resources than Cognex. Although we consider Cognex to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available.
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
Backlog
As of December 31, 2015, backlog, which includes deferred revenue, totaled $27,020,000, compared to $36,036,000 as of December 31, 2014. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 60 days. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.
Employees
As of December 31, 2015, Cognex employed 1,305 persons, including 658 in sales, marketing, and service activities; 352 in research, development, and engineering; 128 in manufacturing and quality assurance; and 167 in information technology, finance, and administration. Of our 1,305 employees, 728 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.
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
Revenue from a single customer accounted for 18% of total revenue in 2015 and 16% of total revenue in 2014. Customers of this size may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of revenue from other customers. In addition, customers of this size may receive volume pricing discounts and a higher level of post-sale support, which may lower our gross margin percentage. Furthermore, we have extended credit terms to this customer, resulting in large expenditures for inventory months in advance of cash collection, as well as large accounts receivable balances denominated in U.S. Dollars on our Irish subsidiary’s Euro-denominated books that exposes us to foreign currency gains or losses while these receivables are outstanding. In certain instances due to long supplier lead times, we have purchased inventory in advance of receipt of a customer purchase order, and this has exposed us to an increased risk of excess or obsolete inventory and resulting charges.
In 2013, no customer accounted for greater than 10% of total revenue. As a large portion of our sales are through resellers however, there may be end customers of our resellers that are large consumers of our products. Furthermore, there may be industry leaders that are able to exert purchasing power over their vendors' supply chains, particularly in the automotive and consumer electronics industries. Our expansion within the factory automation marketplace has reduced our reliance upon the revenue from any one customer. Nevertheless, the loss of, or significant curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.
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

As a result of global economic conditions, our business is subject to the following risks, among others:

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
As of December 31, 2015, the Company had $622 million in cash and investments. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather another economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.
A downturn in the consumer electronics or automotive industries may adversely affect our business.
In 2015, the largest industries that we served in the factory automation market were the consumer electronics and automotive industries. Our business is impacted by the level of capital spending in these industries, as well as the product design cycles of our major customers in these industries. The market leaders in these industries are able to exert purchasing power over their vendors' supply chains, and our large customers in these industries may decide to purchase fewer products from Cognex or stop purchasing from Cognex altogether. As a result, our operating results could be materially and adversely affected by declining sales in these industries.
Our inability to penetrate new markets may impede our revenue growth.
We are pursuing applications in the automatic identification market outside of the manufacturing sector, such as using ID products in logistics automation for package sorting and distribution. As shipping volumes grow, more distribution centers are choosing to upgrade their traditional laser-based scanners to image-based barcode readers, which will cost-effectively increase package sorter efficiency and throughput by improving read rates. Cognex has introduced image-based barcode readers in order to penetrate the ID logistics market and grow our ID Products business beyond the traditional manufacturing sector that we currently serve. Our growth plan is dependent upon successfully penetrating the ID logistics market and we are making significant investments in this area. Therefore, our failure to generate revenue in this new market in the amounts or within the time periods anticipated may have a material adverse impact on our revenue growth and operating results.
Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.
In 2015, approximately 73% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers, primarily located in Indonesia. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets, such as our expansion into China, India, Brazil, and Eastern Europe. In 2010, we established a Wholly Foreign Owned Enterprise (WFOE) in Shanghai, China and we began to sell to our Chinese customers through this new entity in 2011. This new entity has required and will continue to require significant management attention and financial resources. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

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
A significant portion of our revenues and expenses are denominated in the Euro, the Japanese Yen, and the Chinese Yuan, also known as Renminbi. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro and U.S. Dollar in Europe, the Yuan in Mainland China, the Yen in Japan, and the U.S. Dollar in other regions. We estimate that approximately 40% of our sales in 2015 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Information security breaches or business system disruptions may adversely affect our business.
We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by hacking, malicious software, or acts of vandalism or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in a misappropriation of our cash or other assets, an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results. Any disruption occurring with our management information systems may cause significant business disruption, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

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
A significant portion of our product is manufactured by a third-party contractor located in Indonesia. This contractor has agreed to provide Cognex with termination notification periods and last-time-buy rights, if and when that may be applicable. We rely upon this contractor to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes.
Certain components are presently sourced from a single vendor that is selected based on price and performance considerations. In the event of a supply disruption from a single-source vendor, these components may be purchased from an alternative vendor, which may result in manufacturing delays based on the lead time of the new vendor. Certain key electronic and mechanical components that are purchased from strategic suppliers, such as processors or imagers, are fundamental to the design of Cognex products. A disruption in the supply of these key components, such as a last-time-buy announcement, natural disaster, financial bankruptcy, or other event, may require us to purchase a significant amount of inventory at unfavorable prices resulting in lower gross margins and higher risk of carrying excess inventory.
We are subject to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act that obligates companies to inquire into the origin of conflict minerals in their supply chains. We are working with our supply chain partners to take reasonable steps to assure conflict minerals are not sourced by Cognex or our supply chain partners. These steps may include purchasing supply from alternative vendors. If we are unable to secure adequate supply from alternative vendors, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales. Although we are taking certain actions to mitigate supply risk, an interruption in, termination of, or material change in the purchase terms of any key components could have a material adverse effect on our operating results.
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
We may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand to take advantage of favorable pricing or address concerns about the availability of future supplies or long lead times. This practice may expose us to an increased risk of excess or obsolete inventory and resulting charges if actual demand is lower than anticipated. Our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, has led to, and may again in the future lead to, an increased risk of excess or obsolete inventory and resulting charges.

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
From time to time, we may be subject to various claims and lawsuits by competitors, customers, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement, or claims and lawsuits instituted by us to protect our intellectual property or for other reasons. We may be a party to actions that are described in the section captioned “Legal Proceedings,” appearing in Part I - Item 3 of this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.
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
As of December 31, 2015, we had $570 million of investments, of which $569 million consisted of debt securities. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2015, our portfolio of debt securities had a net unrealized loss of $1,659,000. Included in this net loss, were gross unrealized losses totaling $1,818,000, of which $1,615,000 were in a loss position for less than twelve months and $203,000 were in a loss position for greater than twelve months. As of December 31, 2015, these unrealized losses were determined to be temporary. However, if conditions change and future unrealized losses were determined to be other-than-temporary, we would be required to record an impairment charge.
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
As of December 31, 2015, we had $81 million in acquired goodwill. The fair value of goodwill is susceptible to changes in the fair value of the reporting segment in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to our net book value may result in future impairment charges.

As of December 31, 2015, we had $6 million in acquired intangible assets, consisting primarily of acquired distribution networks and completed technologies. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None
ITEM 2: PROPERTIES
In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters and is occupied by employees primarily in research, development and engineering, manufacturing and quality assurance, and information technology, finance and administration functions. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building.
In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters that is partially occupied by employees primarily in sales, marketing, and service functions. The remainder of this building is occupied by tenants who have lease agreements that expire at various dates through 2021.
In 1997, Cognex purchased a three and one-half acre parcel of land adjacent to our corporate headquarters. This land is being held for future expansion.
In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. A portion of this facility serves as the distribution center for customers in the Americas. The remainder of this building is occupied by a tenant who has a lease agreement that expires in 2017.
In 2014, Cognex purchased the 50,000 square foot building in Cork, Ireland where we had previously leased space for several years. This facility serves as the distribution center for customers outside of the Americas.
Cognex conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2023. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives.
ITEM 3: LEGAL PROCEEDINGS
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation ("Code") in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the "'487 patent”). The lawsuit sought to prohibit Code from manufacturing the product, and Microscan from selling and distributing the product.
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
In June 2015, the Company executed a settlement agreement with Microscan requiring a payment by the Company of $3,500,000 which settles all outstanding litigation between the parties. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset and is being amortized to cost of revenue over the five year life of the patent. The remaining $1,833,000 of the settlement was recorded as expense. All cases were dismissed by the end of July 2015. In July 2015, the Company also executed an immaterial settlement agreement with Code. This matter is now closed.

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2015:

Name	Age	Title
Robert J. Shillman	69	Chairman of the Board of Directors and Chief Culture Officer
Robert J. Willett	48	President and Chief Executive Officer
Richard A. Morin	66	Executive Vice President of Finance and Administration and Chief Financial Officer
Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.
Dr. Shillman, Mr. Willett, and Mr. Morin have been employed by Cognex for no less than the past five years.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 31, 2016, there were approximately 735 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.
The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2015 and 2014 were as follows:

	First	Second	Third	Fourth
2015
High	$50.57	$52.48	$48.56	$38.06
Low	36.12	44.84	32.35	32.40
2014
High	$40.14	$39.67	$45.80	$42.49
Low	32.83	30.66	37.43	35.16
The Company’s Board of Directors declared and paid cash dividends of $0.07 per share in the second, third, and fourth quarters of 2015. The cash dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company’s Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2014 or the first quarter of 2015. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
In August 2015, the Company’s Board of Directors authorized the repurchase of $100,000,000 of the Company’s common stock. During the third quarter of 2015, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this program. No shares were repurchased under this program during the fourth quarter of 2015. In November 2015, the Company’s Board of Directors authorized the repurchase of an additional $100,000,000 of the Company’s common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 5 - November 1, 2015	—	—	—	$116,064,000
November 2 - November 29, 2015	—	—	—	116,064,000
November 30 - December 31, 2015	—	—	—	116,064,000
Total	—	—	—	$116,064,000

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

*$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
	12/10	12/11	12/12	12/13	12/14	12/15
Cognex Corporation	100.00	123.02	131.80	273.56	296.13	243.26
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Stocks	100.00	91.02	110.50	154.96	184.23	179.56
(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt,Opt, Measuring, and Controlling Instr

ITEM 6:  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$450,557	$426,449	$307,651	$273,696	$273,673
Cost of revenue (1)	102,571	94,067	62,889	56,161	54,382
Gross margin	347,986	332,382	244,762	217,535	219,291
Research, development, and engineering expenses (1)	69,791	55,831	44,315	37,975	37,614
Selling, general, and administrative expenses (1)	156,674	148,699	123,509	108,670	105,982
Operating income	121,521	127,852	76,938	70,890	75,695
Non-operating income	5,441	3,904	1,518	3,223	1,762
Income from continuing operations before income tax expense	126,962	131,756	78,456	74,113	77,457
Income tax expense on continuing operations	19,298	20,915	11,273	14,386	14,002
Net income from continuing operations	107,664	110,841	67,183	59,727	63,455
Net income from discontinued operations (1)	79,410	10,644	6,390	8,371	6,414
Net income	$187,074	$121,485	$73,573	$68,098	$69,869

Basic earnings per weighted-average common and common-equivalent share (2):
Net income from continuing operations	$1.25	$1.28	$0.77	$0.70	$0.76
Net income from discontinued operations	$0.92	$0.12	$0.08	$0.09	$0.07
Net income	$2.17	$1.40	$0.85	$0.79	$0.83

Diluted earnings per weighted-average common and common-equivalent share (2):
Net income from continuing operations	$1.22	$1.24	$0.76	$0.68	$0.74
Net income from discontinued operations	$0.91	$0.12	$0.07	$0.10	$0.08
Net income	$2.13	$1.36	$0.83	$0.78	$0.82

Weighted-average common and common-equivalent shares outstanding (2):
Basic	86,296	86,858	86,946	85,666	83,718
Diluted	87,991	89,071	88,901	87,280	85,524
Cash dividends per common share (2)	$0.21	$—	$—	$0.77	$0.18

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,515	$1,116	$820	$637	$503
Research, development, and engineering	5,194	3,709	2,502	2,107	2,202
Selling, general, and administrative	13,032	9,234	6,461	5,216	4,722
Discontinued operations	1,533	1,099	837	560	641
Total stock-based compensation expense	$21,274	$15,158	$10,620	$8,520	$8,068

(2) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in 2013.
	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital	$397,591	$191,237	$278,160	$197,130	$238,061
Total assets	887,756	821,734	709,699	627,605	611,881
Shareholders’ equity	825,667	736,437	643,912	572,285	552,980

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (19) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
EXECUTIVE OVERVIEW
Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented.
In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 95% of total revenue in 2015 compared to 94% of total revenue in 2014.
A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 5% of total revenue in 2015 compared to 6% of total revenue in 2014.

Revenue for the year ended December 31, 2015 totaled $450,557,000, representing an increase of $24,108,000, or 6%, over the prior year. Changes in foreign currency exchange rates, primarily the Euro and Japanese Yen, had an unfavorable impact on revenue, as amounts denominated in foreign currencies were translated into U.S. Dollars at a lower rate. On a constant-currency basis, revenue increased approximately 11% from 2014. Gross margin was 77% of revenue in 2015 compared to 78% of revenue in 2014. This decline was largely due to the unfavorable impact of foreign currency exchange rate changes, as the gross margin percentage on a constant-currency basis was relatively flat with 2014. Operating expenses increased by $21,935,000, or 11%, from the prior year due primarily to higher personnel-related costs, stock-based compensation expense, and outsourced engineering costs, partially offset by lower expenses related to incentive compensation plans and the favorable impact of foreign currency exchange rate changes on expenses. The majority of these expense increases were RD&E investments that are anticipated to generate future revenue. These investments outpaced revenue growth, and therefore, operating income decreased by $6,331,000, or 5%, from the prior year. Operating income was $121,521,000, or 27% of revenue, in 2015 compared to $127,852,000, or 30% of revenue, in 2014; net income from continuing operations was $107,664,000, or 24% of revenue, in 2015 compared to $110,841,000, or 26% of revenue, in 2014; and net income from continuing operations per diluted share was $1.22 in 2015 compared to $1.24 in 2014.
The following table sets forth certain consolidated financial data for continuing operations as a percentage of revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue	23	22	20
Gross margin	77	78	80
Research, development, and engineering expenses	15	13	15
Selling, general, and administrative expenses	35	35	40
Operating income	27	30	25
Non-operating income	1	1	1
Income from continuing operations before income tax expense	28	31	26
Income tax expense on continuing operations	4	5	4
Net income from continuing operations	24%	26%	22%
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
Revenue for the year ended December 31, 2015 increased by $24,108,000, or 6%, from the prior year. Excluding the impact of foreign currency exchange rate changes, revenue increased by $46,718,000, or 11%, as sales denominated in foreign currencies, primarily the Euro and Japanese Yen, were translated into U.S. Dollars at a lower rate. Revenue from factory automation customers increased by $48,682,000, or 12%, on a constant-currency basis due primarily to a higher volume of machine vision products sold, with the highest growth coming from Greater China and Europe. Factory automation revenue in the Americas was relatively flat. Revenue from semiconductor and electronics capital equipment manufacturers decreased by $1,964,000, or 7%, on a constant-currency basis from the prior year, with the majority of the decline coming from Japan.
Gross Margin
Gross margin as a percentage of revenue was 77% in 2015 compared to 78% in 2014. Changes in foreign currency exchange rates had a negative impact on gross margin, as a significant amount of revenue is denominated in Euros while inventories are predominantly purchased in U.S. Dollars. A shift in revenue mix to relatively-lower margin products and services also had a negative impact on gross margin. These gross margin decreases were partially offset by lower inventory charges in 2015 as compared to 2014.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses in 2015 increased by $13,960,000, or 25%, from the prior year as detailed in the table below (in thousands).

RD&E expenses in 2014	$55,831
Outsourced engineering costs	6,952
Personnel-related costs	6,559
Stock-based compensation expense	1,579
Foreign currency exchange rate changes	(2,226)
Other	1,096
RD&E expenses in 2015	$69,791
RD&E expenses increased due to higher personnel-related costs resulting from headcount additions, such as salaries and fringe benefits, as well as modest salary increases granted early in 2015. The Company also incurred higher spending on outsourced engineering costs, primarily related to the development of engineering prototypes for anticipated customer orders. In addition, stock-based compensation expense increased due to a higher valuation of stock options granted early in 2015. Offsetting these increases was the favorable impact on expenses of changes in foreign currency exchange rates, which resulted in lower U.S. Dollar expenses when expenses denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars.
RD&E expenses as a percentage of revenue were 15% in 2015 compared to 13% in 2014. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue. This percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses in 2015 increased by $7,975,000, or 5%, from the prior year as detailed in the table below (in thousands).

SG&A expenses in 2014	$148,699
Personnel-related costs	15,420
Stock-based compensation expense	4,082
Microscan settlement and legal fees	2,405
Incentive compensation plans	(6,226)
Foreign currency exchange rate changes	(7,896)
Other	190
SG&A expenses in 2015	$156,674
SG&A expenses increased due to higher personnel-related costs resulting from headcount additions, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2015. In addition, stock-based compensation expense increased due to a higher valuation of stock options granted early in 2015. Offsetting these increases were lower expenses related to incentive compensation plans, such as company bonuses and sales commissions, resulting from lower achievement levels on plans that were set at the beginning of the year. In addition, changes in foreign currency exchange rates resulted in lower U.S. Dollar expenses when expenses denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars.
In the second quarter of 2015, the Company reached a settlement of outstanding patent litigation with Microscan Systems, Inc. for $3,500,000. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset and is being amortized to cost of revenue over the five year life of the patent starting in the third quarter of 2015. The remaining $1,833,000 of the settlement was recorded as SG&A expense in the second quarter of 2015. Legal fees related to this litigation were $572,000 higher in 2015 than the prior year.
Non-operating Income (Expense)
The Company recorded foreign currency gains of $1,122,000 in 2015 and $1,031,000 in 2014. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $518,000, or 16%, from the prior year due to increased funds available for investment.
The Company recorded other income of $645,000 in 2015 compared to other expense of $283,000 in 2014. Other income in 2015 includes a $790,000 benefit resulting from a decrease in the fair value of the contingent consideration liability that arose from a business acquisition completed earlier in 2015 (refer to Note 20 to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K). Other income (expense) also includes rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was 15% of the Company’s pre-tax income in 2015 compared to 16% in 2014.
The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,105,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (2) a decrease in tax expense of $975,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (3) a decrease in tax expense, net of reserves, of $910,000 from the retroactive application of the 2015 research and development tax credit passed by Congress in December 2015 and applied retroactively to January 1, 2015, and (4) an increase in tax expense of $65,000 from the write down of a deferred tax asset.
The effective tax rate for 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $652,000 from the final true-up on the prior year’s tax accrual upon filing the actual tax returns, (2) a decrease in tax expense, net of reserves, of $645,000 from the retroactive application of the 2014 research and development tax credit passed by Congress in December 2014 and applied retroactively to January 1, 2014, (3) a decrease in tax expense of $418,000 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, and (4) a decrease in tax expense of $217,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was relatively consistent for 2015 and 2014 at approximately 17.5%.
Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented. Income from discontinued operations, net of tax, was $1,228,000 for the six-month period ended July 5, 2015 and was $10,644,000 for the year ended December 31, 2014. The gain on the sale of SISD, net of tax, recorded in 2015 was $78,182,000. Refer to Note 19 to the Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
Revenue for the year ended December 31, 2014 increased by $118,798,000, or 39%, from the prior year. Sales to factory automation customers increased by $115,519,000, or 41% and sales to semiconductor and electronics capital equipment customers increased by $3,279,000, or 14%.
Sales to customers in the factory automation market represented 94% of total revenue in 2014 compared to 93% of total revenue in 2013. Sales to these customers increased by $115,519,000, or 41%, from the prior year. Foreign currency exchange rate changes did not have a material impact on total factory automation revenue, as the impact of a stronger Euro in 2014 compared to the prior year was offset by the impact of a weaker Japanese Yen. Although the Euro was stronger, on average, for the full year 2014 compared to the full year 2013, the Euro weakened vs. the U.S. Dollar in the fourth quarter of 2014. A weaker Euro and Japanese Yen vs. the U.S. Dollar results in lower reported U.S. Dollar revenue when the Company’s sales denominated in these currencies are translated into U.S. Dollars.
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
Sales to customers who make automation equipment for the semiconductor and electronics industries represented 6% of total revenue in 2014 compared to 7% of total revenue in 2013. Sales to these customers increased by $3,279,000, or 14%, from the prior year. Excluding the impact of foreign currency exchange rate changes, which primarily related to the Japanese Yen, sales to semiconductor and electronics capital equipment customers increased by approximately $4,051,000, or 18%, from 2013.
Gross Margin
Gross margin as a percentage of revenue was 78% in 2014 compared to 80% in 2013 due to lower product and service margins, as well as a greater percentage of revenue from the sale of services, which have lower margins than the sale of products. The lower product margin was due to a relatively lower product margin on the single-customer revenue arrangement noted in “Revenue,” as well as higher new product introduction costs and higher inventory charges recorded in 2014 than in the prior year. These product margin decreases were partially offset by the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base. The lower service margin was due to the on-site support services provided as part of the single-customer revenue arrangement noted in “Revenue.” These services were provided at a relatively lower service margin than the Company’s other service offerings.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses in 2014 increased by $11,516,000, or 26%, from the prior year as detailed in the table below (in thousands).

RD&E expenses in 2013	$44,315
Personnel-related costs (recurring nature)	3,256
Recruiting and other non-recurring personnel-related costs	1,420
Engineering prototypes	1,283
Company bonus and other employee incentive programs	1,206
Stock-based compensation expense	1,205
Travel costs	716
Outsourced engineering costs	443
Other	1,987
RD&E expenses in 2014	$55,831
The increase in RD&E expenses was due to higher personnel-related costs, such as salaries and fringe benefits, resulting from headcount additions and modest salary increases granted early in 2014. Headcount was added to support the significantly higher level of business in 2014. Recruiting and other non-recurring personnel-related costs, as well as travel costs, also increased as a result of the additional headcount and higher business level. Company bonus expense increased due to the additional headcount and the Company incurred higher expenses related to other employee incentive programs, including a $1,000 bonus given to every full-time employee in celebration of the Company’s one-millionth shipment. In addition, the Company incurred higher spending on materials for engineering prototypes, as well as higher outsourced engineering costs in 2014. Stock-based compensation expense increased due to a higher valuation of stock options granted early in 2014.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses in 2014 increased by $25,190,000, or 20%, from the prior year as detailed in the table below (in thousands).

SG&A expenses in 2013	$123,509
Personnel-related costs (recurring nature)	11,535
Stock-based compensation expense	2,754
Sales commissions	2,307
Sales demonstration equipment	1,936
Company bonus and other employee incentive programs	1,773
Marketing activities	1,463
Legal fees	1,156
Recruiting and other non-recurring personnel-related costs	751
Other	1,515
SG&A expenses in 2014	$148,699
The increase in SG&A expenses was due to headcount additions, resulting in higher personnel-related costs, such as salaries, fringe benefits, sales commissions, and travel expenses, as well as modest salary increases granted early in 2014. Headcount was added to support the significantly higher level of business in 2014. Stock-based compensation expense increased due to a higher valuation of stock options granted early in 2014. Sales commissions also increased as a result of the higher business level, as did marketing activities. Company bonus expense increased due to the additional headcount and the Company incurred higher expenses related to other employee incentive programs, including a $1,000 bonus given to every full-time employee in celebration of the Company’s one-millionth shipment. Legal fees increased due to patent-infringement actions. Recruiting and other non-recurring personnel-related costs, as well as sales demonstration equipment, also increased as a result of the additional headcount and higher business level.
Non-operating Income (Expense)
The Company recorded foreign currency gains of $1,031,000 in 2014 compared to foreign currency losses of $646,000 in 2013. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $552,000, or 21%, from the prior year. This increase was primarily due to investment losses of $702,000 that were recorded in 2013. Excluding these losses, investment income decreased due to lower returns, partially offset by a higher investment balance.
The Company recorded other expense, net of other income, of $283,000 in 2014 and $440,000 in 2013. The Company recorded $354,000 of other income in 2013 due to the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority. Other income (expense) also includes rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters. These buildings were largely unoccupied during 2013; however, late in 2013, a new tenant began to occupy a significant portion of the space in one of the buildings, which resulted in higher rental income in 2014.
Income Tax Expense
The Company’s effective tax rate was 16% of the Company’s pre-tax income in 2014 compared to 14% in 2013.
The effective tax rate for 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $652,000 from the final true-up on the prior year’s tax accrual upon filing the actual tax returns, (2) a decrease in tax expense, net of reserves, of $645,000 from the retroactive application of the 2014 research and development tax credit passed by Congress in December 2014 and applied retroactively to January 1, 2014, (3) a decrease in tax expense of $418,000 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, and (4) a decrease in tax expense of $217,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
The effective tax rate for 2013 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,790,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $428,000 from the application of the 2012 research and development credit passed by Congress on January 1, 2013, and (3) an increase in tax expense of $267,000 from the final true-up of the prior year's tax accrual upon filing the actual tax returns.
Excluding the impact of these discrete events, the Company's effective tax rate was approximately 17.5% of the Company's pre-tax income in 2014 compared to 17% in 2013.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $621,531,000 as of December 31, 2015. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements in 2015 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises, as well as the net proceeds received from the sale of the Company’s Surface Inspection Systems Division. Cash requirements consisted of operating activities, investment purchases, cash paid for business and technology acquisitions, the repurchase of common stock, the payment of dividends, and capital expenditures.
Capital expenditures totaled $18,228,000 in 2015 and consisted primarily of expenditures for building improvements at the Company’s headquarters and adjacent buildings in Natick, Massachusetts, as well as computer hardware, computer software, and manufacturing test equipment related to new product introductions.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The Company received net proceeds of $104,388,000 from this sale, representing the sale price less associated income taxes and transaction costs.
The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

Year Ended December 31,	Venrock Limited Partnership Interest	Inventory Purchase Commitments	Leases	Total
2016	$614	$543	$4,110	$5,267
2017	—	—	2,739	2,739
2018	—	—	2,197	2,197
2019	—	—	1,571	1,571
2020	—	—	1,308	1,308
Thereafter	—	—	2,453	2,453
	$614	$543	$14,378	$15,535

The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000. During the fourth quarter of 2015, an amendment to the partnership agreement extended the commitment period by two years to December 31, 2017. The Company does not have the right to withdraw from the partnership prior to this date. As of December 31, 2015, the Company contributed $19,886,000 to the partnership.  The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2017. Contributions and distributions are at the discretion of Venrock’s management. The Company received a cash distribution of $1,014,000 in 2015, which was accounted for as a return of capital.
In addition to the obligations described above, the following items may also result in future material uses of cash:
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.07 per share in the second, third, and fourth quarters of 2015. Total cash dividends paid in 2015 amounted to $18,062,000. The cash dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company’s Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013, 2014, or the first quarter of 2015. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.

Stock Repurchases
In April 2014, the Company's Board of Directors authorized the repurchase of $50,000,000 of the Company's common stock. As of December 31, 2015, the Company repurchased 1,079,000 shares at a cost of $50,000,000 under this program, including 895,000 shares at a cost of $42,415,000 in 2015. Stock repurchases under this 2014 program are now complete. In August 2015, the Company’s Board of Directors authorized the repurchase of an additional $100,000,000 of the Company’s common stock. Purchases under this August 2015 program began in the third quarter of 2015 upon completion of the 2014 program. As of December 31, 2015, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this program. Total stock repurchases in 2015 amounted to $126,351,000. In November 2015, the Company’s Board of Directors authorized the repurchase of an additional $100,000,000 of the Company’s common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
Acquisitions
The Company’s business strategy includes selective expansion into new machine vision markets and applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.
On August 21, 2015, the Company acquired selected assets of Manatee Works, Inc., a privately-held U.S.-based developer of barcode scanning software development kits (SDKs). Cognex paid $1,023,000 in cash upon closing and may pay additional contingent cash consideration of up to $5,000,000 over the next three years based upon certain milestone revenue levels. In the second quarter of 2015, the Company paid $10,475,000 in cash to purchase technology that was subsequently transferred as part of the sale of the Surface Inspections Systems Division.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2015, the Company had $621,531,000 in cash and investments. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2015, the Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Revenue Recognition
The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, consulting, and training services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, and revenue from consulting and training services is recognized when the services have been provided. When customer-specified acceptance criteria exist that are substantive, product revenue is deferred until these criteria have been met, along with the associated incremental direct costs.

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
Management exercises judgment in connection with the determination of the amount of revenue to be recognized each period. Such judgments include, but are not limited to, determining whether separate contracts with the same customer that are entered into at or near the same time should be accounted for as a single arrangement, identifying the various elements in an arrangement, determining if delivered items have stand-alone value, determining the relative selling prices of the arrangement’s deliverables, determining whether options to buy additional products or services in the future are substantive and should be accounted for as a deliverable in the original arrangement, assessing whether the fee is fixed or determinable, determining the probability of collecting the receivable, determining whether customer-specified acceptance criteria are substantive in nature, determining whether remaining performance obligations are inconsequential or perfunctory, and assessing whether vendor-specific objective evidence of fair value has been established for undelivered elements.
Investments
As of December 31, 2015, the Company’s investment balance totaled $569,556,000, of which $568,614,000 consisted of debt securities and $942,000 consisted of a limited partnership interest in a venture capital fund. The debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2015,the Company’s portfolio of debt securities had a net unrealized loss of $1,659,000. The limited partnership interest is in Venrock Associates III, L.P., a venture capital fund with an investment focus on Information Technology and Health Care and Life Sciences. The limited partnership interest is accounted for using the cost method because our investment is less than 5% of the partnership and we have no influence over the partnership’s operating and financial policies. Furthermore, this investment does not have a readily determinable market value, and therefore, does not qualify for fair value accounting.
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
Management monitors the carrying value of its investments in debt securities and the limited partnership interest compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature. In its evaluation of its debt securities, management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. There were no other-than-temporary impairments of investments in 2015, 2014, or 2013.
Accounts Receivable
The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Global economic uncertainty may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2015, the Company’s reserve against accounts receivable was $736,000, or 2% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2015 would have affected net income by approximately $61,000.
Inventories
Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand to take advantage of favorable pricing or address concerns about the availability of future supplies and long lead times. As of December 31, 2015, the Company’s reserve for excess and obsolete inventory totaled $3,803,000, or 9% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2015 would have affected net income by approximately $314,000.
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
If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. No impairment losses were recorded in 2015, 2014, or 2013. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.

Goodwill
Management evaluates the potential impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate their carrying value may not be recoverable. On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The Company had previously identified SISD, along with its Modular Vision Systems Division (MVSD), as reporting units for purposes of its goodwill impairment test. Given the disposition of SISD, management reviewed its reporting units and concluded that the Company now has one reporting unit. Determining the Company’s reporting units requires judgments regarding what constitutes a business and at what level discrete financial information is available and reviewed by management.
The Company performs a qualitative assessment of goodwill (commonly known as “step zero”) to determine whether further impairment testing is necessary. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. The Company estimates the fair value of its reporting unit using the income approach based upon a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.
Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation as of October 4, 2010, which was the last time it was performed under the two-step process. At that time, this analysis indicated that the fair value of the MVSD reporting unit exceeded its carrying value by approximately 208%. Based on the qualitative assessment, management does not believe that it is more likely than not that the carrying value of its reporting unit exceeds its fair value. No impairment losses were recorded in 2015, 2014, or 2013.
Warranty Obligations
The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2015, the Company’s accrued warranty obligations amounted to $4,174,000. A 10% difference in accrued warranty obligations as of December 31, 2015 would have affected net income by approximately $344,000.
Contingencies
Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make the determination as to whether a loss contingency arising from litigation should be recorded or disclosed. This analysis is performed on a quarterly basis or when facts and circumstances dictate. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2015.
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
Derivative Instruments
In certain instances, the Company enters into forward contracts to hedge against foreign currency fluctuations. The Company's forward contracts are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. The Company's forward contracts are typically traded or executed in over-the-counter markets with a relatively high degree of pricing transparency. The market participants are generally large commercial banks.
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
Accounting Standards Update (ASU) 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement"
ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. For public companies, the guidance in ASU 2015-05 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. Management does not expect ASU 2015-05 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory"
ASU 2015-11 requires companies to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This ASU eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This ASU also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments"
ASU 2015-16 simplifies the requirements to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and that have recognized an adjustment to provisional amounts during the measurement period. For public companies, the guidance in ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Management does not expect ASU 2015-16 to have a material impact on the Company's financial statements and disclosures.
Accounting Standard Update (ASU) 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes”
ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. Current U.S. GAAP requires an entity to separate deferred income tax assets and liabilities into current and non-current amounts in a classified balance sheet.The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of this Update. For public companies, the guidance in ASC 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier adoption is permitted. Management will comply with the presentation and disclosure requirements of ASU-2017 for the year ended December 31, 2016.
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
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2015				December 31, 2014
Currency	Notional Value	USD Equivalent	High Rate	Low Rate	Notional Value	USD Equivalent	High Rate	Low Rate

Derivatives Designated as Hedging Instruments:
U.S. Dollar	16,720	$16,720	1.1462	1.0903	—	$—	—	—
Japanese Yen	942,500	7,605	147.82	129.08	1,225,000	10,211	148.12	138.70
Hungarian Forint	547,000	1,893	319.87	301.10	803,000	3,099	319.05	305.07
Singapore Dollar	2,063	1,425	1.6451	1.5063	3,515	2,564	1.7413	1.6304
Canadian Dollar	41	37	1.1155	1.1145	758	688	1.1250	1.0620
British Pound	25	34	0.8039	0.8021	491	732	0.8375	0.7914
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	700,000	$5,800	131.07	131.07	345,000	$2,878	145.02	145.02
British Pound	1,650	2,441	0.7342	0.7342	1,400	2,183	0.7760	0.7760
Korean Won	1,400,000	1,187	1,281	1,281	940,000	858	1,325	1,325
Singapore Dollar	1,525	1,074	1.5422	1.5422	1,225	922	1.6070	1.6070
Hungarian Forint	250,000	857	316.95	316.95	410,000	1,569	316.10	316.10
Taiwanese Dollar	26,425	800	35.85	35.85	28,000	883	38.36	38.36
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
The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro, the Japanese Yen, and the Chinese Yuan, also known as Renminbi. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro and U.S. Dollar in Europe, the Yuan in Mainland China, the Yen in Japan, and the U.S. Dollar in other regions. We estimate that approximately 40% of our sales in 2015 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Interest Rate Risk
The Company’s investment portfolio of debt securities includes corporate bonds, treasury bills, asset-backed securities, a Euro liquidity fund, agency bonds, sovereign bonds and municipal bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2015, the fair value of the Company’s portfolio of debt securities amounted to $568,614,000 with principal amounts totaling $570,273,000, maturities that do not exceed seven years, and a yield to maturity of 0.85%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.
Although it is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years, 96% of the investment portfolio as of December 31, 2015 has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2015, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.
The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate bonds	$232,786	$231,869	$230,951	$230,034	$229,117
Treasury bills	155,020	154,409	153,797	153,185	152,573
Asset-backed securities	87,266	86,921	86,576	86,233	85,889
Euro liquidity fund	47,964	47,847	47,730	47,613	47,496
Sovereign bonds	35,220	35,081	34,943	34,804	34,666
Agency bonds	9,231	9,195	9,158	9,122	9,085
Municipal bonds	5,502	5,480	5,459	5,437	5,415
	$572,989	$570,802	$568,614	$566,428	$564,241

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 10, 2016

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)

Revenue	$450,557	$426,449	$307,651
Cost of revenue	102,571	94,067	62,889
Gross margin	347,986	332,382	244,762
Research, development, and engineering expenses	69,791	55,831	44,315
Selling, general, and administrative expenses	156,674	148,699	123,509
Operating income	121,521	127,852	76,938
Foreign currency gain (loss)	1,122	1,031	(646)
Investment income	3,674	3,156	2,604
Other income (expense)	645	(283)	(440)
Income from continuing operations before income tax expense	126,962	131,756	78,456
Income tax expense on continuing operations	19,298	20,915	11,273
Net income from continuing operations	107,664	110,841	67,183
Net income from discontinued operations (Note 19)	79,410	10,644	6,390
Net income	$187,074	$121,485	$73,573

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$1.25	$1.28	$0.77
Net income from discontinued operations	$0.92	$0.12	$0.08
Net income	$2.17	$1.40	$0.85

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$1.22	$1.24	$0.76
Net income from discontinued operations	$0.91	$0.12	$0.07
Net income	$2.13	$1.36	$0.83

Weighted-average common and common-equivalent shares outstanding:
Basic	86,296	86,858	86,946
Diluted	87,991	89,071	88,901

Cash dividends per common share	$0.21	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$187,074	$121,485	$73,573
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $22, $0, and $13 in 2015, 2014, and 2013, respectively	(27)	(118)	104
Reclassification of net realized (gain) loss into current operations	201	46	—
Net change related to cash flow hedges	174	(72)	104

Available-for-sale investments:
Net unrealized gain (loss), net of tax of ($279), $40, and ($147) in 2015, 2014, and 2013, respectively	(939)	579	(190)
Reclassification of net realized (gain) loss into current operations	(344)	(673)	(314)
Net change related to available-for-sale investments	(1,283)	(94)	(504)

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of ($711), ($870), and $22 in 2015, 2014, and 2013, respectively	(11,616)	(9,400)	82
Net change related to foreign currency translation adjustments	(11,616)	(9,400)	82

Other comprehensive income (loss), net of tax	(12,725)	(9,566)	(318)
Total comprehensive income	$174,349	$111,919	$73,255

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,975	$55,694
Short-term investments	296,468	90,456
Accounts receivable, less reserves of $736 and $820 in 2015 and 2014, respectively	42,846	40,053
Inventories	37,334	29,223
Deferred income taxes	7,104	8,985
Prepaid expenses and other current assets	15,871	17,686
Held for sale assets (Note 19)	—	29,814
Total current assets	451,598	271,911
Long-term investments	273,088	400,845
Property, plant, and equipment, net	53,285	45,963
Goodwill	81,448	77,388
Intangible assets, net	6,315	9,670
Deferred income taxes	19,413	14,452
Other assets	2,609	1,505
Total assets	$887,756	$821,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,860	$17,223
Accrued expenses	33,272	35,614
Accrued income taxes	985	1,048
Deferred income taxes	319	—
Deferred revenue and customer deposits	11,571	14,598
Held for sale liabilities (Note 19)	—	12,191
Total current liabilities	54,007	80,674
Reserve for income taxes	4,830	4,623
Other non-current liabilities	3,252	—
Total liabilities	62,089	85,297

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 84,856 and 86,542 shares in 2015 and 2014, respectively	170	173
Additional paid-in capital	311,008	251,717
Retained earnings	566,613	523,946
Accumulated other comprehensive loss, net of tax	(52,124)	(39,399)
Total shareholders’ equity	825,667	736,437
	$887,756	$821,734

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$187,074	$121,485	$73,573
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of discontinued business	(78,182)	—	—
Stock-based compensation expense	20,168	15,158	10,620
Depreciation of property, plant, and equipment	9,868	8,443	7,305
Amortization of intangible assets	4,250	4,024	3,797
Amortization of discounts or premiums on investments	690	1,823	2,519
Realized (gain) loss on sale of investments	(344)	(673)	403
Revaluation of contingent consideration	(790)	—	—
Tax effect of stock option exercises	(9,964)	(7,871)	(7,658)
Change in deferred income taxes	(1,409)	(2,364)	2,234
Changes in operating assets and liabilities:
Accounts receivable	(3,950)	(915)	(11,311)
Inventories	(9,457)	(11,750)	666
Accounts payable	(8,872)	10,896	2,644
Accrued expenses	(2,831)	7,812	5,593
Accrued income taxes	9,957	7,700	7,968
Other	2,155	2,202	(2,898)
Net cash provided by operating activities	118,363	155,970	95,455
Cash flows from investing activities:
Purchases of investments	(686,650)	(422,633)	(370,781)
Maturities and sales of investments	601,441	339,470	296,091
Purchases of property, plant, and equipment	(18,228)	(20,934)	(9,630)
Cash paid for acquisition of business	(1,023)	—	—
Cash paid for purchased technology	(10,475)	—	(3,750)
Net proceeds from sale of discontinued business	104,388	—	—
Net cash used in investing activities	(10,547)	(104,097)	(88,070)
Cash flows from financing activities:
Issuance of common stock under stock plans	27,582	16,930	27,792
Repurchase of common stock	(126,351)	(59,673)	(47,908)
Payment of dividends	(18,062)	—	—
Tax effect of stock option exercises	9,964	7,871	7,658
Net cash used in financing activities	(106,867)	(34,872)	(12,458)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,668)	(1,951)	557
Net change in cash and cash equivalents	(3,719)	15,050	(4,516)
Cash and cash equivalents at beginning of year	55,694	40,644	45,160
Cash and cash equivalents at end of year	$51,975	$55,694	$40,644
Non-cash items related to discontinued operations:
Stock-based compensation expense	$1,533	$1,099	$837
Depreciation and amortization expense	566	1,141	1,079
Capital expenditures	482	631	749

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2012	86,110	$172	$165,162	$436,466	$(29,515)	$572,285
Issuance of common stock under stock plans	2,440	2	27,790	—	—	27,792
Repurchase of common stock	(1,719)	—	—	(47,908)	—	(47,908)
Stock-based compensation expense	—	—	10,620	—	—	10,620
Excess tax benefit from stock option exercises	—	—	7,658	—	—	7,658
Tax benefit for research and development credits as a result of stock options	—	—	210	—	—	210
Net income	—	—	—	73,573	—	73,573
Net unrealized gain on cash flow hedges net of tax of $13	—	—	—	—	104	104
Net unrealized loss on available-for-sale investments, net of tax of $147	—	—	—	—	(190)	(190)
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(314)	(314)
Foreign currency translation adjustment, net of tax of $22	—	—	—	—	82	82
Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912
Issuance of common stock under stock plans	1,245	2	16,928	—	—	16,930
Repurchase of common stock	(1,534)	(3)	—	(59,670)	—	(59,673)
Stock-based compensation expense	—	—	15,158	—	—	15,158
Excess tax benefit from stock option exercises	—	—	7,871	—	—	7,871
Tax benefit for research and development credits as a result of stock options	—	—	320	—	—	320
Net income	—	—	—	121,485	—	121,485
Net unrealized loss on cash flow hedges net of tax of $0	—	—	—	—	(118)	(118)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	46	46
Net unrealized gain on available-for-sale investments, net of tax of $40	—	—	—	—	579	579
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(673)	(673)
Foreign currency translation adjustment, net of tax of $870	—	—	—	—	(9,400)	(9,400)
Balance as of December 31, 2014	86,542	$173	$251,717	$523,946	$(39,399)	$736,437
Issuance of common stock under stock plans	1,520	3	27,579	—	—	27,582
Repurchase of common stock	(3,206)	(6)	—	(126,345)	—	(126,351)
Stock-based compensation expense	—	—	21,274	—	—	21,274
Excess tax benefit from stock option exercises	—	—	9,964	—	—	9,964
Tax benefit for research and development credits as a result of stock options	—	—	474	—	—	474
Payment of dividends	—	—	—	(18,062)	—	(18,062)
Net income	—	—	—	187,074	—	187,074
Net unrealized loss on cash flow hedges, net of tax of $22	—	—	—	—	(27)	(27)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	201	201
Net unrealized loss on available-for-sale investments, net of tax of $279	—	—	—	—	(939)	(939)
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(344)	(344)
Foreign currency translation adjustment, net of tax of $711	—	—	—	—	(11,616)	(11,616)
Balance as of December 31, 2015	84,856	$170	$311,008	$566,613	$(52,124)	$825,667

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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the balance sheet date, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Significant estimates and judgments include those related to revenue recognition, investments, accounts receivable, inventories, long-lived assets, goodwill, warranty obligations, contingencies, stock-based compensation, income taxes and derivative instruments.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill is stated at cost. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. For the past five years, the Company has performed a qualitative assessment of goodwill (commonly known as “step zero”) to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management takes into consideration the goodwill valuation under the last quantitative analysis that was performed. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill.
Intangible Assets
Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending upon facts and circumstances. The useful lives of distribution networks range from eleven to twelve years, of customer contracts and relationships from five to twelve years, and of completed technologies and other intangible assets from three to eight years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the sum of the estimated future cash flows is less than the carrying value, the Company determines the amount of such impairment by comparing the fair value of the asset to its carrying value. The fair value is based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.
Warranty Obligations
The Company warrants its products to be free from defects in material and workmanship for periods primarily ranging from one to three years from the time of sale based upon the product being purchased and the terms of the customer arrangement. Warranty obligations are evaluated and recorded at the time of sale since it is probable that customers will make claims under warranties related to products that have been sold and the amount of these claims can be reasonably estimated based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data.
Contingencies
Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies, such as patent infringement matters, are expensed as incurred.
Revenue Recognition
The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, consulting, and training services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, and revenue from consulting and training services is recognized when the services have been provided. When customer-specified acceptance criteria exists that are substantive, product revenue is deferred until these criteria have been met, along with the associated incremental direct costs.
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
The selling prices used in the relative selling price allocation method for (1) certain of the Company’s services are based upon VSOE, (2) third-party accessories available from other vendors are based upon TPE, and (3) hardware products with embedded software, custom accessories, and services for which VSOE does not exist are based upon BESP. The Company does not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. BESP has been established for each product line within each region. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as pricing practices, gross margin objectives, customer size, and market share goals. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.
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
Research and Development
Research and development costs for internally-developed or acquired products are expensed when incurred until technological feasibility has been established for the product. Thereafter, all software costs may be capitalized until the product is available for general release to customers. The Company determines technological feasibility at the time the product reaches beta in its stage of development. Historically, the time incurred between beta and general release to customers has been short, and therefore, the costs have been insignificant.
Advertising Costs
Advertising costs are expensed as incurred and totaled $2,009,000 in 2015, $2,609,000 in 2014, and $2,219,000 in 2013.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Sales tax in the United States and similar taxes in other jurisdictions that are collected from customers and remitted to government authorities are presented on a gross basis (i.e., a receivable from the customer with a corresponding payable to the government). Amounts collected from customers and retained by the Company during tax holidays are recognized as non-operating income when earned.
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
Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, as of December 31, 2015 and December 31, 2014, consists of foreign currency translation adjustments of $49,646,000 and $38,030,000, respectively; net unrealized losses on available-for-sale investments of $1,413,000 and $130,000, respectively; net unrealized gains on derivative instruments of $206,000 and $32,000, respectively; and losses on currency swaps, net of gains on long-term intercompany loans, of $1,271,000 and $1,271,000, respectively.
Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were net realized gains of $344,000, $673,000, and $314,000 for 2015, 2014, and 2013, respectively.

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
A significant portion of the Company's product is manufactured by a third-party contractor located in Indonesia. This contractor has agreed to provide Cognex with termination notification periods and last-time-buy rights, if and when that may be applicable. We rely upon this contractor to provide quality product and meet delivery schedules. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes.
Certain components are presently sourced from a single vendor that is selected based on price and performance considerations. In the event of a supply disruption from a single-source vendor, these components may be purchased from an alternative vendor, which may result in manufacturing delays based on the lead time of the new vendor. Certain key electronic and mechanical components that are purchased from strategic suppliers, such as processors or imagers, are fundamental to the design of Cognex products. A disruption in the supply of these key components, such as a last-time-buy announcement, natural disaster, financial bankruptcy, or other event, may require us to purchase a significant amount of inventory at unfavorable prices resulting in lower gross margins and higher risk of carrying excess inventory. If we are unable to secure adequate supply from alternative sources, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales.
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
The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired. When the Company discontinues

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income (loss) and is reclassified into current operations when the forecasted transaction affects current operations. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gain or loss that was accumulated in other comprehensive income (loss) is recognized immediately in current operations. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at fair value on the Consolidated Balance Sheets, recognizing changes in the fair value in current operations, unless it is designated in a new hedging relationship.
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
Accounting Standards Update (ASU) 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement"
ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. For public companies, the guidance in ASU 2015-05 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. Management does not expect ASU 2015-05 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory"
ASU 2015-11 requires companies to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This ASU eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This ASU also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments"
ASU 2015-16 simplifies the requirements to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and that have recognized an adjustment to provisional amounts during the measurement period. For public companies, the guidance in ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. This ASU should be applied prospectively to adjustments to provisional

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts that occur after the effective date. Management does not expect ASU 2015-16 to have a material impact on the Company's financial statements and disclosures.
Accounting Standard Update (ASU) 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes”
ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. Current U.S. GAAP requires an entity to separate deferred income tax assets and liabilities into current and non-current amounts in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of this Update. For public companies, the guidance in ASC 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier adoption is permitted. Management will comply with the presentation and disclosure requirements of ASU-2017 for the year ended December 31, 2016.
NOTE 3:  Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$6,024	$—	$—
Corporate bonds	—	230,951	—
Treasury bills	—	153,797	—
Asset-backed securities	—	86,576	—
Euro liquidity fund	—	47,730	—
Sovereign bonds	—	34,943	—
Agency bonds	—	9,158	—
Municipal bonds	—	5,459	—
Cash flow hedge forward contracts	—	441	—
Economic hedge forward contracts	—	9	—
Liabilities:
Cash flow hedge forward contracts	—	(201)	—
Economic hedge forward contracts	—	(43)	—
Contingent consideration liability (Note 20)	—	—	(3,000)

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
The Company's contingent consideration liability is reported at fair value based upon probability-adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market, and are therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the revenue milestones and discount rates consistent with the level of risk of achievement.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record an other-than-temporary impairment of these financial assets in 2015, 2014, or 2013.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this investment in 2015, 2014, or 2013.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant, and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in 2015, 2014, or 2013.
NOTE 4:  Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2015	2014
Cash	$45,951	$54,917
Money market instruments	6,024	777
Cash and cash equivalents	51,975	55,694
Treasury bills	109,360	—
Asset-backed securities	61,994	1,311
Corporate bonds	54,376	30,889
Euro liquidity fund	47,730	48,235
Sovereign bonds	21,440	—
Agency bonds	978	6,883
Municipal bonds	590	1,237
Supranational bonds	—	1,901
Short-term investments	296,468	90,456
Corporate bonds	176,575	216,294
Treasury bills	44,437	90,412
Asset-backed securities	24,582	62,556
Sovereign bonds	13,503	13,461
Agency bonds	8,180	9,566
Municipal bonds	4,869	6,600
Limited partnership interest (accounted for using cost method)	942	1,956
Long-term investments	273,088	400,845
	$621,531	$546,995
The Company’s cash balance included foreign bank balances totaling $39,279,000 and $43,732,000 as of December 31, 2015 and 2014, respectively.
Treasury bills consist of debt securities issued by both the U.S. and foreign governments; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; corporate bonds consist of debt securities issued by both domestic and foreign companies; the Euro liquidity fund invests in a portfolio

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of investment-grade bonds; sovereign bonds consist of direct debt issued by foreign governments; agency bonds consist of domestic or foreign obligations of government agencies and government- sponsored enterprises that have government backing; municipal bonds consist of debt securities issued by state and local government entities; and supranational bonds consist of direct debt issued by two or more foreign central governments. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.
The following table summarizes the Company’s available-for-sale investments as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$109,462	$2	$(104)	$109,360
Asset-backed securities	62,101	—	$(107)	$61,994
Corporate bonds	54,420	22	(66)	54,376
Euro liquidity fund	47,667	63	—	47,730
Sovereign bonds	21,466	—	(26)	21,440
Agency bonds	979	—	(1)	978
Municipal bonds	590	—	—	590
Long-term:
Corporate bonds	177,748	50	(1,223)	$176,575
Treasury bills	44,585	—	(148)	$44,437
Asset-backed securities	24,633	2	(53)	24,582
Sovereign bonds	13,574	—	(71)	13,503
Agency bonds	8,199	—	(19)	8,180
Municipal bonds	4,849	20	—	4,869
	$570,273	$159	$(1,818)	$568,614
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2015 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$162,714	$(1,092)	$24,946	$(197)	$187,660	$(1,289)
Treasury bills	127,203	(252)	—	—	127,203	(252)
Asset-backed securities	77,165	(154)	1,783	(6)	78,948	(160)
Sovereign bonds	34,943	(97)	—	—	34,943	(97)
Agency bonds	9,158	(20)	—	—	9,158	(20)
	$411,183	$(1,615)	$26,729	$(203)	$437,912	$(1,818)
As of December 31, 2015, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains on the sale of debt securities totaling $549,000 in 2015, $843,000 in 2014, and $508,000 in 2013, and gross realized losses on the sale of debt securities totaling $205,000 in 2015, $170,000 in 2014, and $194,000 in 2013. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2015 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$54,376	$87,025	$74,069	$13,280	$2,201	$—	$230,951
Treasury bills	109,360	19,489	24,948	—	—	—	153,797
Asset-backed securities	61,994	2,491	14,443	3,294	3,960	394	86,576
Euro liquidity fund	47,730	—	—	—	—	—	47,730
Sovereign bonds	21,440	11,026	2,477	—	—	—	34,943
Agency bonds	978	4,894	3,286	—	—	—	9,158
Municipal bonds	590	4,869	—	—	—	—	5,459
	$296,468	$129,794	$119,223	$16,574	$6,161	$394	$568,614
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000. During the fourth quarter of 2015, an amendment to the partnership agreement extended the commitment period by two years to December 31, 2017. The Company does not have the right to withdraw from the partnership prior to this date. As of December 31, 2015, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2017. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made in 2015. The Company received a cash distribution of $1,014,000 in 2015, which was accounted for as a return of capital. As of December 31, 2015, the carrying value of this investment was $942,000 compared to an estimated fair value of $5,600,000.
NOTE 5:  Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$27,301	$18,223
Work-in-process	3,136	5,054
Finished goods	6,897	5,946
	$37,334	$29,223
NOTE 6:  Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$3,951	$3,951
Buildings	23,439	23,815
Building improvements	25,741	20,929
Leasehold improvements	4,999	4,502
Computer hardware and software	35,350	29,867
Manufacturing test equipment	16,201	14,007
Furniture and fixtures	4,401	3,680
	114,082	100,751
Less: accumulated depreciation	(60,797)	(54,788)
	$53,285	$45,963
The cost of property, plant, and equipment totaling $2,285,000 and $2,620,000 was removed from both the asset and accumulated depreciation balances in 2015 and 2014, respectively. Losses on these disposals were immaterial in both periods.
Buildings include rental property with a cost basis of $5,750,000 as of December 31, 2015 and 2014, and accumulated depreciation of $2,775,000 and $2,627,000 as of December 31, 2015 and 2014, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2013 and 2014	$77,388
Business acquisition (Note 20)	4,060
Balance as of December 31, 2015	$81,448
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). Goodwill assigned to SISD was $4,301,000 and has been included as part of the sale. The Company had previously identified SISD, along with its Modular Vision Systems Division (MVSD), as reporting units for purposes of its goodwill impairment test. Given the disposition of SISD, management reviewed its reporting units and concluded that the Company now has one reporting unit.
For its 2015 analysis of goodwill, management elected to perform a qualitative assessment (commonly known as “step zero”). Based upon this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation as of October 4, 2010, which was the last time it was performed under the two-step process. At that time, this analysis indicated that the fair value of the MVSD reporting unit exceeded its carrying value by approximately 208%. As of December 31, 2015, management does not believe any qualitative factors exist that would change the conclusion of their assessment.
NOTE 8:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$35,051	$3,009
Customer contracts and relationships	4,880	4,749	131
Completed technologies	4,340	1,165	3,175
Balance as of December 31, 2015	$47,280	$40,965	$6,315

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$31,765	$6,295
Customer contracts and relationships	4,740	4,740	—
Completed technologies	3,750	375	3,375
Balance as of December 31, 2014	$46,550	$36,880	$9,670
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amount
2016	$3,267
2017	1,534
2018	896
2019	521
2020	97
Thereafter	—
$6,315

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Company bonuses	$4,895	$8,238
Salaries, commissions, and payroll taxes	4,859	5,081
Vacation	4,482	4,328
Warranty obligations	4,174	4,086
Foreign retirement obligations	3,249	3,233
Japanese consumption taxes	412	2,148
Other	11,201	8,500
	$33,272	$35,614
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2013	$2,684
Provisions for warranties issued during the period	5,126
Fulfillment of warranty obligations	(3,306)
Foreign exchange rate changes	(418)
Balance as of December 31, 2014	4,086
Provisions for warranties issued during the period	4,383
Fulfillment of warranty obligations	(3,873)
Foreign exchange rate changes	(422)
Balance as of December 31, 2015	$4,174
NOTE 10:  Commitments and Contingencies
Commitments
As of December 31, 2015, the Company had outstanding purchase orders totaling $543,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2016.
The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2023 and are accounted for as operating leases. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $5,778,000 in 2015, $5,560,000 in 2014, and $5,378,000 in 2013.
Future minimum rental payments under these agreements are as follows (in thousands):

Year Ended December 31,
2016	$4,110
2017	2,739
2018	2,197
2019	1,571
2020	1,308
Thereafter	2,453
$14,378

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company owns buildings adjacent to its corporate headquarters that are partially occupied with tenants who have lease agreements that expire at various dates through 2021. Annual rental income totaled $1,921,000 in 2015, $1,794,000 in 2014, and $676,000 in 2013. Rental income and related expenses are included in “Other income (expense)” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount
2016	$1,675
2017	1,415
2018	1,009
2019	1,035
2020	1,061
Thereafter	356
$6,551
Contingencies
In March 2013, the Company filed a lawsuit against Microscan Systems, Inc. (“Microscan”) and Code Corporation ("Code") in the United States District Court for the Southern District of New York alleging that Microscan’s Mobile Hawk handheld imager infringes U.S. Patent 7,874,487 owned by the Company (the "'487 patent”). The lawsuit sought to prohibit Code from manufacturing the product, and Microscan from selling and distributing the product.
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
In June 2015, the Company executed a settlement agreement with Microscan requiring a payment by the Company of $3,500,000 which settles all outstanding litigation between the parties. The settlement included a patent license agreement valued at $1,667,000 that allows the Company to continue producing current models of its handheld barcode readers, which was recorded as an asset and is being amortized to cost of revenue over the five year life of the patent. The remaining $1,833,000 of the settlement was recorded as expense. All cases were dismissed by the end of July 2015. In July 2015, the Company also executed an immaterial settlement agreement with Code. This matter is now closed.
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
NOTE 11:  Indemnification Provisions
Except as limited by Massachusetts law, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. The maximum potential amount of future payments the Company could be required to make under these provisions is unlimited. The Company has never incurred significant costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is not material.
In the ordinary course of business, the Company may accept standard limited indemnification provisions in connection with the sale of its products, whereby it indemnifies its customers for certain direct damages incurred in connection with third-party patent or other intellectual property infringement claims with respect to the use of the Company’s products.The maximum potential amount of future payments the Company could be required to make under these provisions is generally subject to fixed monetary limits. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is not material.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the ordinary course of business, the Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the use of the Company’s products.The maximum potential amount of future payments the Company could be required to make under these provisions is generally limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is not material.
Under the terms of the Company’s sale of its Surface Inspection Systems Division to AMETEK, Inc., the Company has agreed to retain certain liabilities in connection with its business dealings occurring prior to the transaction closing date of July 6, 2015, and to indemnify AMETEK, Inc. in connection with these retained liabilities and for any breach of the representations and warranties made by the Company to AMETEK, Inc. in connection with the sales agreement itself, as is usual and customary in such transactions. As of the date of this report, the Company believes the estimated fair value of these provisions is not material.
NOTE 12:  Derivative Instruments
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
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2015		December 31, 2014
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent

Derivatives Designated as Hedging Instruments:
United States Dollar	16,720	$16,720	—	$—
Japanese Yen	942,500	7,605	1,225,000	10,211
Hungarian Forint	547,000	1,893	803,000	3,099
Singapore Dollar	2,063	1,425	3,515	2,564
Canadian Dollar	41	37	758	688
British Pound	25	34	491	732
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	700,000	$5,800	345,000	$2,878
British Pound	1,650	2,441	1,400	2,183
Korean Won	1,400,000	1,187	940,000	858
Singapore Dollar	1,525	1,074	1,225	922
Hungarian Forint	250,000	857	410,000	1,569
Taiwanese Dollar	26,425	800	28,000	883

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$441	$108	Accrued expenses	$201	$84
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$9	$5	Accrued expenses	$43	$13
The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Gross amounts of recognized assets	$479	$187	Gross amounts of recognized liabilities	$279	$149
Gross amounts offset	(29)	(74)	Gross amounts offset	(35)	(52)
Net amount of assets presented	$450	$113	Net amount of liabilities presented	$244	$97

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Year Ended December 31,
		2015	2014	2013
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$206	$32	$104
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$(387)	$(14)	$—
	Research, development, and engineering expenses	14	(42)	—
	Selling, general, and administrative expenses	172	10	—
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(201)	$(46)	$—
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(13)	$247	$(316)
The following table presents the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2014	$32
Net unrealized loss on cash flow hedges	(27)
Reclassification of net realized loss on cash flow hedges into current operations	201
Balance as of December 31, 2015	$206
Net gains expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $210,000.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock Repurchases
In April 2014, the Company's Board of Directors authorized the repurchase of $50,000,000 of the Company's common stock. As of December 31, 2015, the Company repurchased 1,079,000 shares at a cost of $50,000,000 under this program, including 895,000 shares at a cost of $42,415,000 in 2015. Stock repurchases under this 2014 program are now complete. In August 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this 2015 program began in the third quarter of 2015 upon completion of the 2014 program. As of December 31, 2015, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this program. Total stock repurchases in 2015 amounted to $126,351,000. In November, 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.07 per share in the second, third, and fourth quarters of 2015. Total cash dividends paid in 2015 amounted to $18,062,000. The cash dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company’s Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013, 2014, or the first quarter of 2015. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
NOTE 14:  Stock-Based Compensation
Stock Option Plans
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of December 31, 2015, the Company had 9,844,051 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Conditions of restricted stock awards may be based upon continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	6,812	$23.26
Granted	1,519	41.00
Exercised	(1,520)	18.14
Forfeited or expired	(167)	31.94
Outstanding as of December 31, 2015	6,644	$28.27	7.11	$57,955
Exercisable as of December 31, 2015	2,596	$17.69	5.31	$43,597
Options vested or expected to vest at December 31, 2015 (1)	6,065	$27.29	6.96	$57,291
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free rate	2.1%	2.6%	2.0%
Expected dividend yield	1.25%	—%	—%
Expected volatility	40%	41%	42%
Expected term (in years)	5.4	5.4	5.8
Risk-free rate
The risk-free rate was based upon a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
Generally, the current dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors and dividing that result by the closing stock price on the grant date.  However, in the fourth quarter of 2012, the Company paid the full annual dividends for 2013 and 2014 in advance, and therefore, the dividend yield for those years was adjusted to zero.  A dividend yield of 1.25% was estimated for future periods from 2015 through the expected life of the option.
Expected volatility
The expected volatility was based upon a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 74% of its stock options granted to senior management and 73% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 10% to all unvested options for senior management and a rate of 11% for all other employees. The Company revised its estimated forfeiture rates in the first quarter of 2015, 2014 and 2013, resulting in an increase to compensation expense of $461,000, $288,000, and $300,000 in 2015, 2014, and 2013, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of stock options granted was $14.35 in 2015, $15.97 in 2014, and $8.21 in 2013.
The total intrinsic value of stock options exercised was $43,987,000 in 2015, $31,884,000 in 2014, and $32,096,000 in 2013. The total fair value of stock options vested was $16,227,000 in 2015, $11,627,000 in 2014, and $9,717,000 in 2013.
As of December 31, 2015, total unrecognized compensation expense related to non-vested stock options was $18,785,000, which is expected to be recognized over a weighted-average period of 1.54 years.
The following table summarizes the Company's restricted stock activity for the year ended December 31, 2015:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Nonvested as of December 31, 2014	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of December 31, 2015	20	$34.05	$675
    (1) Fair market value as of December 31, 2015.
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
The total stock-based compensation expense and the related income tax benefit recognized was $21,274,000 and $7,127,000, respectively, in 2015, $15,158,000 and $4,977,000, respectively, in 2014, and $10,620,000 and $3,482,000, respectively, in 2013. No compensation expense was capitalized in 2015, 2014, or 2013.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$1,515	$1,116	$820
Research, development, and engineering	5,194	3,709	2,502
Selling, general, and administrative	13,032	9,234	6,461
Discontinued operations	1,533	1,099	837
	$21,274	$15,158	$10,620

Upon the sale of the Company's Surface Inspection Systems Division, completed on July 6, 2015, the Company accelerated the vesting of stock options with respect to 190,000 underlying shares, resulting in an additional $1,106,000 of stock option expense recorded in the third quarter of 2015.
NOTE 15:  Employee Savings Plan
Under the Company’s Employee Savings Plan, a defined contribution plan, U.S. employees who have attained age 21 may contribute up to 25% of their pay on a pre-tax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company currently matches 50% of the first 6% of pay an employee contributes. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $1,845,000 in 2015, $1,555,000 in 2014, and $1,423,000 in 2013. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:  Taxes
Domestic income from continuing operations before taxes was $11,637,000 in 2015, $25,585,000 in 2014, and $20,146,000 in 2013. Foreign income from continuing operations before taxes was $115,325,000 in 2015, $106,171,000 in 2014, and $58,310,000 in 2013.
Income tax expense on continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$16,430	$18,852	$5,935
State	378	608	466
Foreign	4,946	4,854	3,167
	21,754	24,314	9,568
Deferred:
Federal	(2,541)	(2,569)	1,580
State	(165)	7	119
Foreign	250	(837)	6
	(2,456)	(3,399)	1,705
	$19,298	$20,915	$11,273
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax provision at federal statutory corporate tax rate	35%	35%	35%
State income taxes, net of federal benefit	—	—	1
Foreign tax rate differential	(19)	(19)	(19)
Tax credit	—	—	(1)
Discrete tax events	(2)	(1)	(3)
Other	1	1	1
Income tax provision on continuing operations	15%	16%	14%
The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,105,000 from the final true-up of the prior year’s tax accrual upon filing the actual tax returns, (2) a decrease in tax expense of $975,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (3) a decrease in tax expense, net of reserves, of $910,000 from the retroactive application of the 2015 research and development tax credit passed by Congress in December 2015 and applied retroactively to January 1, 2015, and (4) an increase in tax expense of $65,000 from the write down of a deferred tax asset. Interest and penalties included in these amounts was a decrease to tax expense of $148,000.
The effective tax rate for 2014 included the impact of the following discrete tax events: (1) a decrease in tax expense of $652,000 from the final true-up on the prior year’s tax accrual upon filing the actual tax returns, (2) a decrease in tax expense, net of reserves, of $645,000 from the retroactive application of the 2014 research and development tax credit passed by Congress in December 2014 and applied retroactively to January 1, 2014, (3) a decrease in tax expense of $418,000 from the closing of the Internal Revenue Service audit of the Company for tax years 2010 and 2011, and (4) a decrease in tax expense of $217,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties. Interest and penalties included in these amounts was a decrease to tax expense of $46,000.
The effective tax rate for 2013 included the impact of the following discrete tax events: (1) a decrease in tax expense of $1,790,000 from the expiration of statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $428,000 from the application of the 2012 research and development credit passed by Congress on January 1, 2013, and (3) an increase in tax expense of $267,000 from the final true-up of the prior year's tax accrual upon filing the actual tax returns. Interest and penalties included in these amounts was a decrease to tax expense of $854,000.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the reserve for income taxes, excluding gross interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2013	$4,408
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in prior periods	(226)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,095
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(15)
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(135)
Balance of reserve for income taxes as of December 31, 2014	5,127
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in prior periods	(56)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,291
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,066)
Balance of reserve for income taxes as of December 31, 2015	$5,296
The Company’s reserve for income taxes, including gross interest and penalties, was $5,858,000 as of December 31, 2015, which included $4,830,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The Company's reserve for income taxes, including gross interest and penalties, was $5,651,000 as of December 31, 2014, which included $4,623,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $562,000 and $524,000 as of December 31, 2015 and December 31, 2014, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $701,000 and $664,000, as of December 31, 2015 and December 31, 2014, respectively, that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $750,000 to $850,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2012 through 2014 remain open to examination by the Internal Revenue Service, while the tax years 2011 through 2014 remain open to various state taxing authorities, and the tax years 2011 through 2014 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
In 2011, the Company finalized an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2011, with a requested extension to 2012. The Company has concluded negotiations for an APA between Japan and Ireland that will cover tax years 2014 through 2018 with retroactive application to 2013. The Company believes it is adequately reserved for these open years.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Current deferred tax assets:
Inventory and revenue related	$2,985	$4,911
Bonuses, commissions, and other compensation	2,500	2,280
Other	1,619	1,794
Net current deferred tax assets	$7,104	$8,985

Non-current deferred tax assets:
Stock-based compensation expense	$13,895	$10,290
Federal and state tax credit carryforwards	5,091	4,547
Depreciation	2,328	1,945
Other	2,556	2,583
Gross non-current deferred tax assets	23,870	19,365
Non-current deferred tax liabilities:
Nondeductible intangible assets	(1,198)	(2,430)
Gross non-current deferred tax liabilities	(1,198)	(2,430)
Valuation allowance	(3,259)	(2,483)
Net non-current deferred tax assets	$19,413	$14,452

Current deferred tax liabilities:
Other	$(319)	$—
Net current deferred tax liabilities	$(319)	$—
In 2015, the Company recorded a valuation allowance of $776,000 for state research and development tax credits that were not considered to be realizable. Should these credits be utilized in a future period, the reserve associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future state income tax liabilities. In addition, the Company had $6,119,000 of state research and development tax credit carryforwards, net of federal tax, as of December 31, 2015, which will begin to expire in 2017.
The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $1,198,000 as of December 31, 2015.
While the deferred tax assets, net of valuation allowance, are not assured of realization, management has evaluated the realizability of these deferred tax assets and has determined that it is more likely than not that these assets will be realized. In reaching this conclusion, we have evaluated certain relevant criteria including the Company’s historical profitability, current projections of future profitability, and the lives of tax credits, net operating losses, and other carryforwards. Should the Company fail to generate sufficient pre-tax profits in future periods, we may be required to establish valuation allowances against these deferred tax assets, resulting in a charge to current operations in the period of determination.
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
The Company recorded $354,000 of other income in 2013 upon the expiration of the statutes of limitations relating to tax holidays, during which time the Company collected value-added taxes from customers that were not required to be remitted to the government authority.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). A pre-tax gain of $125,357,000 and associated income tax expense of $47,175,000 was recorded in 2015.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for income taxes totaled $58,280,000 in 2015, $17,549,000 in 2014, and $8,831,000 in 2013. The 2015 income tax payments included remittances related to the sale of SISD.
NOTE 17:  Weighted Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic weighted-average common shares outstanding	86,296	86,858	86,946
Effect of dilutive stock options	1,695	2,213	1,955
Diluted weighted-average common and common-equivalent shares outstanding	87,991	89,071	88,901
Stock options to purchase 3,035,078, 1,286,403, and 1,385,901 shares of common stock, on a weighted-average basis, were outstanding in 2015, 2014, and 2013, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Greater China	Other	Total
Year Ended December 31, 2015
Revenue	$119,781	$199,127	$54,137	$77,512	$450,557
Long-lived assets	120,808	12,498	873	9,478	$143,657
Year Ended December 31, 2014
Revenue	$120,523	$195,214	$38,184	$72,528	$426,449
Long-lived assets	114,892	10,941	858	7,835	$134,526
Year Ended December 31, 2013
Revenue	$97,727	$113,126	$29,453	$67,345	$307,651
Long-lived assets	111,488	5,059	865	11,143	$128,555
Revenue is presented geographically based upon the customer’s country of domicile. In 2013, approximately $10,000,000 of indirect revenue from customers in Greater China has been presented geographically based upon the end customer's country of domicile in Europe. Greater China includes Mainland China, Hong Kong, and Taiwan.
Revenue from a single customer accounted for 18% and 16% of total revenue in 2015 and 2014, respectively. In 2013, no customer accounted for greater than 10% of total revenue.
NOTE 19: Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) to AMETEK, Inc. (AMETEK) for $155,655,000 in cash. Transaction costs totaled $5,198,000 and included $1,106,000 of stock option expense from the accelerated vesting of stock options in connection with the sale.

Carrying amounts of major assets and liabilities included as part of the disposal group were as follows (in thousands):

December 31, 2014
Accounts receivable, net	$10,885
Inventories, net	6,313
Unbilled revenue	2,356
Prepaid expenses and other current assets	2,955
Property, plant, and equipment, net	1,944
Goodwill	4,301
Intangible assets, net	1,029
Other assets	31
Held for sale assets	$29,814

Accounts payable	$1,891
Accrued expenses	4,335
Deferred revenue	5,965
Held for sale liabilities	$12,191

The financial results of SISD are reported as a discontinued operation for all periods presented. A pre-tax gain of $125,357,000 and associated income tax expense of $47,175,000 was recorded in "Net income from discontinued operations" on the Consolidated Statements of Operations.
The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$23,248	$59,821	$46,235
Cost of revenue	(11,291)	(26,953)	(21,191)
Research, development, and engineering expenses	(2,126)	(4,089)	(3,772)
Selling, general, and administrative expenses	(7,800)	(12,968)	(11,842)
Foreign currency loss	(177)	(170)	—
Operating income from discontinued business	1,854	15,641	9,430
Gain on sale of discontinued business	125,357	—	—
Income from discontinued operations before income tax expense	127,211	15,641	9,430
Income tax expense on discontinued operations	47,801	4,997	3,040
Net income from discontinued operations	$79,410	$10,644	$6,390

Significant non-cash items related to the discontinued business were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$1,533	$1,099	$837
Depreciation expense	401	777	703
Amortization expense	165	364	376
Capital expenditures	482	631	749
The Company also entered into a Transition Services Agreement (TSA) with AMETEK to ensure an orderly and effective transition of SISD. Under the terms of the TSA, the Company agreed to continue to perform certain administrative activities related to SISD; however, AMETEK is responsible for monitoring the business and making all strategic decisions. Activities under this TSA were completed as of December 31, 2015. The income associated with this TSA was not material in 2015.

NOTE 20: Acquisition of Selected Assets of Manatee Works, Inc.
On August 21, 2015, the Company acquired selected assets of Manatee Works, Inc. (Manatee), a privately-held U.S.-based developer of barcode scanning software development kits (SDKs). The Company plans to leverage Manatee's current developer network and business model of attracting new developers to drive leads for its ID products. Under this transaction, the Company also acquired technology for use in mobile devices.
The Company paid $1,023,000 in cash upon closing and may pay additional contingent cash consideration over the next three years based upon certain milestone revenue levels. The undiscounted potential outcomes related to the contingent consideration range from $0 to approximately $5,000,000. The fair value of the contingent consideration as of the acquisition date was $3,790,000, resulting in a total purchase price of $4,813,000.
The contingent consideration is remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations. The fair value as of December 31, 2015 was $3,000,000, and accordingly, the liability was reduced by $790,000 and this benefit was recorded in other income. As of December 31, 2015, the current portion of contingent consideration expected to be paid within the next year was $600,000 and was recorded in “Accrued expenses,” and the non-current portion expected to be paid beyond one year was $2,400,000 and was recorded in “Other non-current liabilities” on the Consolidated Balance Sheets.
The purchase price was allocated as follows (in thousands):

Prepaid expenses	$23
Customer relationships	140
Completed technology	590
Goodwill	4,060
Purchase price	$4,813
The customer relationships and completed technology are included in "Intangible assets" on the Consolidated Balance Sheets. The customer relationships is being amortized on a straight-line basis to selling, general, and administrative expenses over five years. The completed technology is being amortized on a straight-line basis to cost of revenue over five years. The goodwill is expected to be deductible for tax purposes. Transaction costs were immaterial and were expensed as incurred in the third quarter of 2015.
Manatee financial results are immaterial with respect to the inclusion of supplemental pro-forma information.
NOTE 21: Subsequent Events
On February 9, 2016, the Company's Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable March 18, 2016 to all shareholders of record as of the close of business on March 4, 2016.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	April 5, 2015	July 5, 2015	October 4, 2015	December 31, 2015
	(In thousands, except per share amounts)
Revenue	$101,373	$143,829	$107,587	$97,768
Gross margin	79,029	113,321	81,268	74,368
Operating income	22,110	51,778	28,485	19,148

Net income from continuing operations	$19,472	$43,516	$25,822	$18,854
Net income from discontinued operations	1,030	198	78,290	(108)
Net income	$20,502	$43,714	$104,112	$18,746

Basic net income per share from continuing operations	$0.22	$0.50	$0.30	$0.22
Basic net income per share from discontinued operations	0.02	0.00	0.91	0.00
Basic net income per share	$0.24	$0.50	$1.21	$0.22

Diluted net income per share from continuing operations	$0.22	$0.49	$0.29	$0.22
Diluted net income per share from discontinued operations	0.01	0.00	0.90	0.00
Diluted net income per share	$0.23	$0.49	$1.19	$0.22

	Quarter Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenue	$81,316	$92,276	$154,356	$98,501
Gross margin	64,763	74,086	116,644	76,889
Operating income	21,402	26,024	55,339	25,087

Net income from continuing operations	$17,816	$22,675	$47,681	$22,669
Net income from discontinued operations	690	3,273	2,719	3,962
Net income	$18,506	$25,948	$50,400	$26,631

Basic net income per share from continuing operations	$0.21	$0.26	$0.55	$0.26
Basic net income per share from discontinued operations	0.00	0.04	0.03	0.05
Basic net income per share	$0.21	$0.30	$0.58	$0.31

Diluted net income per share from continuing operations	$0.20	$0.25	$0.53	$0.26
Diluted net income per share from discontinued operations	0.01	0.04	0.04	0.04
Diluted net income per share	$0.21	$0.29	$0.57	$0.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Cognex Corporation and subsidiaries (the “Company”) referred to in our report dated February 10, 2016, which is included in the 2015 Annual Report on Form 10-K of Cognex Corporation. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 10, 2016

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
	(In thousands)
Reserve for Uncollectible Accounts Receivable:
2015	$820	$—	$—	$(44)	(a)	$(40)	(b)	$736
2014	$909	$—	$—	$(32)	(a)	$(57)	(b)	$820
2013	$751	$199	$—	$(56)	(a)	$15	(b)	$909
Reserve for Excess and Obsolete Inventory:
2015	$5,058	$1,562	$—	$(2,443)	(a)	$(374)	(c)	$3,803
2014	$4,301	$3,204	$—	$(1,978)	(a)	$(469)	(c)	$5,058
2013	$3,030	$1,985	$—	$(834)	(a)	$120	(c)	$4,301
Deferred Tax Valuation Allowance:
2015	$2,483	$817	$—	$—		$(41)		$3,259
2014	$1,758	$725	$—	$—		$—		$2,483
2013	$1,489	$642	$—	$(373)		$—		$1,758

(a)	Specific write-offs

(b)	Collections of previously written-off accounts and foreign currency exchange rate changes

(c)	Foreign currency exchange rate changes

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2015 or 2014.
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
Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 10, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 10, 2016

ITEM 9B: OTHER INFORMATION
None
PART III
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.
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
ITEM 11:  EXECUTIVE COMPENSATION
Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016 and is incorporated herein by reference.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016 and is incorporated herein by reference.
The following table provides information as of December 31, 2015 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders (4)	5,641,860	(1)	$30.7102	9,844,051	(2)
Equity compensation plans not approved by shareholders (4)	1,022,272	(3)	14.9087	—
	6,664,132		$28.2863	9,844,051

(1)
Includes shares to be issued upon exercise of outstanding options under the Company’s 1998 Stock Incentive Plan, 2007 Stock Option and Incentive Plan, and subsequent to shareholder approval, the 2001 General Stock Option Plan, as amended and restated.

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
The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 14,220,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 8,874,770 stock options have been granted under the 2001 General Stock Option Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016 and is incorporated herein by reference.
ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016 and is incorporated herein by reference.
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

Signature	Title	Date

/s/ Robert J. Shillman	Chairman of the Board of Directors and Chief Culture Officer	February 10, 2016
Robert J. Shillman

/s/ Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 10, 2016
Robert J. Willett

/s/ Richard A. Morin	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	February 10, 2016
Richard A. Morin

/s/ Patrick Alias	Director	February 10, 2016
Patrick Alias

/s/ Eugene Banucci	Director	February 10, 2016
Eugene Banucci

/s/ Theodor Krantz	Director	February 10, 2016
Theodor Krantz

/s/ Jeffrey Miller	Director	February 10, 2016
Jeffrey Miller

/s/ J. Bruce Robinson	Director	February 10, 2016
J. Bruce Robinson

/s/ Anthony Sun	Director	February 10, 2016
Anthony Sun

/s/ Reuben Wasserman	Director	February 10, 2016
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

10A *	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10B *
Amendment to Cognex Corporation 1998 Non-Employee Director Stock Option Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10C of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10C *	Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10D *	First Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 [Registration No. 333-60807])
10E *
Second Amendment to the Cognex Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10F of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2011 [File No. 1-34218])

10F *
Amendment to Cognex Corporation 1998 Stock Incentive Plan, effective as of July 26, 2007 (incorporated by reference to Exhibit 10G of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10G *
Cognex Corporation 2001 General Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10H of Cognex's Annual Report on Form 10-K for the year ended December 31, 2014 [File No. 1-34218])

10H *
Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Cognex's Quarterly Report on Form 10-Q for the quarter ended July 5, 2015 [File No. 1-34218])

10I *
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
Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10R of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10L *
Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10S of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10M *
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

10P *	Summary of Annual Bonus Program (incorporated by reference to Exhibit 10R of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2014 [File No. 1-34218])
10Q *
Stock Option Agreements with Robert Willett dated November 3, 2014 (incorporated by reference to Exhibit 10S of Cognex's Annual Report on Form 10-K for the year ended December 31, 2014 [File No. 1-34218])

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

The following materials from Cognex Corporation's Annual Report on Form 10-K for the period ended December 31, 2015, formatted in xBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014, and December 31, 2013; (iii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.
*    Indicates management contract or compensatory plan or arrangement