Form 10-Q
period 2016-04-03
COGNEX CORP
filed 2016-05-02
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2016 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of April 3, 2016, there were 85,052,353 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 3, 2016	April 5, 2015
	(unaudited)
Revenue	$96,205	$101,373
Cost of revenue	20,968	22,344
Gross margin	75,237	79,029
Research, development, and engineering expenses	20,555	16,986
Selling, general, and administrative expenses	38,338	39,933
Operating income	16,344	22,110
Foreign currency gain (loss)	(100)	659
Investment income	1,137	850
Other income (expense)	207	(310)
Income from continuing operations before income tax expense	17,588	23,309
Income tax expense on continuing operations	2,703	3,837
Net income from continuing operations	14,885	19,472
Net income from discontinued operations (Note 14)	—	1,030
Net income	$14,885	$20,502

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.18	$0.22
Net income from discontinued operations	$—	$0.02
Net income	$0.18	$0.24

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.17	$0.22
Net income from discontinued operations	$—	$0.01
Net income	$0.17	$0.23

Weighted-average common and common-equivalent shares outstanding:
Basic	84,943	86,764
Diluted	86,541	88,749

Cash dividends per common share	$0.07	$—

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	April 3, 2016	April 5, 2015
	(unaudited)
Net income	$14,885	$20,502
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of ($82) and ($73) in 2016 and 2015, respectively	(585)	(520)
Reclassification of net realized (gain) loss into current operations	4	110
Net change related to cash flow hedges	(581)	(410)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $267 and $134 in 2016 and 2015, respectively	1,281	899
Reclassification of net realized (gain) loss into current operations	13	(29)
Net change related to available-for-sale investments	1,294	870

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $329 and ($636) in 2016 and 2015, respectively	5,160	(10,690)
Net change related to foreign currency translation adjustments	5,160	(10,690)

Other comprehensive income (loss), net of tax	5,873	(10,230)
Total comprehensive income	$20,758	$10,272

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,914	$51,975
Short-term investments	319,789	296,468
Accounts receivable, less reserves of $746 and $736 in 2016 and 2015, respectively	45,095	42,846
Inventories	35,620	37,334
Prepaid expenses and other current assets	12,512	15,871
Total current assets	492,930	444,494
Long-term investments	249,760	273,088
Property, plant, and equipment, net	53,413	53,285
Goodwill	81,448	81,448
Intangible assets, net	5,270	6,315
Deferred income taxes	28,201	26,517
Other assets	2,615	2,609
Total assets	$913,637	$887,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,296	$7,860
Accrued expenses	30,653	33,272
Accrued income taxes	1,494	985
Deferred revenue and customer deposits	11,862	11,571
Total current liabilities	54,305	53,688
Deferred income taxes	334	319
Reserve for income taxes	5,233	4,830
Other non-current liabilities	3,046	3,252
Total liabilities	62,918	62,089

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 140,000 shares, issued and outstanding: 85,052 and 84,856 shares in 2016 and 2015, respectively	170	170
Additional paid-in capital	321,252	311,008
Retained earnings	575,548	566,613
Accumulated other comprehensive loss, net of tax	(46,251)	(52,124)
Total shareholders’ equity	850,719	825,667
	$913,637	$887,756

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 3, 2016	April 5, 2015
	(unaudited)
Cash flows from operating activities:
Net income	$14,885	$20,502
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,804	6,946
Depreciation of property, plant, and equipment	2,757	2,346
Amortization of intangible assets	1,045	1,093
Amortization of discounts or premiums on investments	125	203
Realized (gain) loss on sale of investments	13	(29)
Revaluation of contingent consideration	(263)	—
Change in deferred income taxes	(2,064)	(1,251)
Change in operating assets and liabilities:
Accounts receivable	(1,025)	(8,005)
Inventories	2,646	(15,046)
Accounts payable	2,216	(5,013)
Accrued expenses	(3,353)	(7,210)
Accrued income taxes	467	3,580
Other	3,327	5,314
Net cash provided by operating activities	27,580	3,430
Cash flows from investing activities:
Purchases of investments	(219,616)	(157,083)
Maturities and sales of investments	223,334	130,476
Purchases of property, plant, and equipment	(2,237)	(4,264)
Net cash provided by (used in) investing activities	1,481	(30,871)
Cash flows from financing activities:
Issuance of common stock under stock plans	3,440	9,666
Payment of dividends	(5,950)	—
Net cash provided by (used in) used in financing activities	(2,510)	9,666
Effect of foreign exchange rate changes on cash and cash equivalents	1,388	(1,872)
Net change in cash and cash equivalents	27,939	(19,647)
Cash and cash equivalents at beginning of period	51,975	55,694
Cash and cash equivalents at end of period	$79,914	$36,047
Non-cash items related to discontinued operations:
Capital expenditures	$—	$311
Stock-based compensation expense	—	283
Depreciation and amortization expense	—	281

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2015	84,856	$170	$311,008	$566,613	$(52,124)	$825,667
Issuance of common stock under stock plans	196	—	3,440	—	—	3,440
Stock-based compensation expense	—	—	6,804	—	—	6,804
Payment of dividends	—	—	—	(5,950)	—	(5,950)
Net income	—	—	—	14,885	—	14,885
Net unrealized gain (loss) on cash flow hedges, net of tax of $82	—	—	—	—	(585)	(585)
Reclassification of net realized (gain) loss on cash flow hedges	—	—	—	—	4	4
Net unrealized gain (loss) on available-for-sale investments, net of tax of $267	—	—	—	—	1,281	1,281
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	13	13
Foreign currency translation adjustment, net of tax of $329	—	—	—	—	5,160	5,160
Balance as of April 3, 2016 (unaudited)	85,052	$170	$321,252	$575,548	$(46,251)	$850,719

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business (more fully described in Note 14), necessary to present fairly the Company’s financial position as of April 3, 2016, and the results of its operations for the three-month periods ended April 3, 2016 and April 5, 2015, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 3, 2016 are not necessarily indicative of the results to be expected for the full year.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The financial results of SISD are reported as a discontinued operation for the three-month period ended April 5, 2015.
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
In March 2016, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," was issued and in April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing," was issued. These Updates do not change the core principle of the guidance under ASU 2014-09, but rather provide implementation guidance. ASU 2015-14, "Deferral of the effective date," amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Financial Accounting Standards Board may release additional implementation guidance in future periods. Management will continue to evaluate the impact of this standard as it evolves.
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
Accounting Standards Update (ASU) 2016-01, "Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities"
ASU 2016-01 provides guidance related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update affect all entities that hold financial assets or owe financial liabilities. This ASU requires equity investments (except those accounted under the equity method) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also eliminates the requirement for public companies to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. For public companies, the guidance in ASU 2016-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is not permitted except for certain amendments in this Update. Management does not expect ASU 2016-01 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2016-02, "Leases"
ASU 2016-02 creates Topic 842, Leases. The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. This ASU applies to any entity that enters into a lease, although lessees will see the most significant changes. The main difference between current U.S. GAAP and Topic 842 is the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. Topic 842 distinguishes between finance leases and operating leases, which are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. For public companies, the guidance in ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. This ASU should be applied using a modified retrospective approach. Management is in the process of evaluating the impact of this Update.
Accounting Standards Update (ASU) 2016-05, "Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships"
ASU 2016-05 applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as the hedging instrument. The amendments in this Update clarify that a change in the counterparty does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public companies, the guidance in ASU 2016-05 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU should be applied on either a prospective basis or a modified retrospective basis. Management does not expect ASU 2016-05 to have a material impact on the Company's financial statements and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 3, 2016 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$31,311	$—	$—
Corporate bonds	—	233,848	—
Treasury bills	—	149,540	—
Asset-backed securities	—	91,593	—
Euro liquidity fund	—	50,094	—
Sovereign bonds	—	29,489	—
Agency bonds	—	9,175	—
Municipal bonds	—	4,868	—
Cash flow hedge forward contracts	—	16	—
Liabilities:
Cash flow hedge forward contracts	—	460	—
Economic hedge forward contracts	—	40	—
Contingent consideration liability	—	—	2,737
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company did not record an other-than-temporary impairment of these financial assets during the three-month period ended April 3, 2016.
The Company's contingent consideration liability, related to the acquisition of Manatee Works, Inc. in 2015, is reported at fair value based upon probability-adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market, and is therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the revenue milestones and discount rates consistent with the level of risk of achievement. The contingent consideration is remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the three-month period ended April 3, 2016 (in thousands):

Balance as of December 31, 2015	$3,000
Fair value adjustment to the contingent consideration	(263)
Balance as of April 3, 2016	$2,737
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this investment during the three-month period ended April 3, 2016.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month period ended April 3, 2016.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 3, 2016	December 31, 2015
Cash	$48,603	$45,951
Money market instruments	31,311	6,024
Cash and cash equivalents	79,914	51,975
Treasury bills	106,602	109,360
Corporate bonds	74,627	54,376
Asset-backed securities	64,478	61,994
Euro liquidity fund	50,094	47,730
Sovereign bonds	22,684	21,440
Agency bonds	980	978
Municipal bonds	324	590
Short-term investments	319,789	296,468
Corporate bonds	159,221	176,575
Treasury bills	42,938	44,437
Asset-backed securities	27,115	24,582
Agency bonds	8,195	8,180
Sovereign bonds	6,805	13,503
Municipal bonds	4,544	4,869
Limited partnership interest (accounted for using cost method)	942	942
Long-term investments	249,760	273,088
	$649,463	$621,531
Treasury bills consist of debt securities issued by both the U.S. and foreign governments; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; the Euro liquidity fund invests in a portfolio of investment-grade bonds; sovereign bonds consist of direct debt issued by foreign governments; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing; and municipal bonds consist of debt securities issued by state and local government entities. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of April 3, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$106,592	$20	$(10)	$106,602
Corporate bonds	74,589	73	(35)	74,627
Asset-backed securities	64,508	10	(40)	64,478
Euro liquidity fund	49,951	143	—	50,094
Sovereign bonds	22,693	1	(10)	22,684
Agency bonds	980	—	—	980
Municipal bonds	322	2	—	324
Long-term:
Corporate bonds	159,520	392	(691)	159,221
Treasury bills	42,868	78	(8)	42,938
Asset-backed securities	27,150	16	(51)	27,115
Agency bonds	8,199	—	(4)	8,195
Sovereign bonds	6,806	3	(4)	6,805
Municipal bonds	4,525	19	—	4,544
	$568,703	$757	$(853)	$568,607
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 3, 2016 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$85,206	$(545)	$24,501	$(181)	$109,707	$(726)
Treasury bills	89,283	(18)	—	—	89,283	(18)
Asset-backed securities	48,642	(82)	5,085	(9)	53,727	(91)
Sovereign bonds	22,108	(14)	—	—	22,108	(14)
Agency bonds	8,195	(4)	—	—	8,195	(4)
	$253,434	$(663)	$29,586	$(190)	$283,020	$(853)
As of April 3, 2016, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $84,000 and $97,000, respectively, during the three-month period ended April 3, 2016 and $197,000 and $168,000, respectively, during the three-month period ended April 5, 2015. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 3, 2016 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$74,627	$77,318	$73,926	$4,563	$3,414	$—	$233,848
Treasury bills	106,602	33,935	9,003	—	—	—	149,540
Asset-backed securities	64,478	12,311	8,608	3,286	2,594	316	91,593
Euro liquidity fund	50,094	—	—	—	—	—	50,094
Sovereign bonds	22,684	6,805	—	—	—	—	29,489
Agency bonds	980	8,195	—	—	—	—	9,175
Municipal bonds	324	4,544	—	—	—	—	4,868
	$319,789	$143,108	$91,537	$7,849	$6,008	$316	$568,607
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2017. The Company does not have the right to withdraw from the partnership prior to this date. As of April 3, 2016, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2017. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the three-month period ended April 3, 2016.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 3, 2016	December 31, 2015
Raw materials	$24,140	$27,301
Work-in-process	3,696	3,136
Finished goods	7,784	6,897
	$35,620	$37,334
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2015	$4,174
Provisions for warranties issued during the period	481
Fulfillment of warranty obligations	(731)
Foreign exchange rate changes	191
Balance as of April 3, 2016	$4,115
NOTE 7: Contingencies
Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company, including some pertaining to the Company’s recently divested surface inspection business, which arose prior to the transaction closing date and for which the Company retains liability pursuant to the agreement governing such divestiture. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	April 3, 2016		December 31, 2015
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
United States Dollar	18,430	$18,430	16,720	$16,720
Japanese Yen	932,500	8,068	942,500	7,605
Hungarian Forint	364,000	1,317	547,000	1,893
Singapore Dollar	1,356	981	2,063	1,425
Canadian Dollar	—	—	41	37
British Pound	—	—	25	34
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	550,000	$4,889	700,000	$5,800
British Pound	1,700	2,418	1,650	2,441
Korean Won	1,500,000	1,304	1,400,000	1,187
Hungarian Forint	265,000	962	250,000	857
Singapore Dollar	1,300	962	1,525	1,074
Taiwanese Dollar	23,900	742	26,425	800
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 3, 2016	December 31, 2015	Sheet Location	April 3, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$16	$441	Accrued expenses	$460	$201
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$—	$9	Accrued expenses	$40	$43

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	April 3, 2016	December 31, 2015		April 3, 2016	December 31, 2015
Gross amounts of recognized assets	$33	$479	Gross amounts of recognized liabilities	$502	$279
Gross amounts offset	(17)	(29)	Gross amounts offset	(2)	(35)
Net amount of assets presented	$16	$450	Net amount of liabilities presented	$500	$244

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		April 3, 2016	April 5, 2015
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(375)	$(378)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$3	$(152)
	Research, development, and engineering expenses	(2)	1
	Selling, general, and administrative expenses	(5)	41
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(4)	$(110)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(360)	$78
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2015	$206
Reclassification of net realized loss on cash flow hedges into current operations	4
Net unrealized loss on cash flow hedges	(585)
Balance as of April 3, 2016	$(375)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $375,000.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of April 3, 2016, the Company had 8,224,951 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the three-month period ended April 3, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	6,644	$28.27
Granted	1,662	33.45
Exercised	(196)	17.53
Forfeited or expired	(43)	37.56
Outstanding as of April 3, 2016	8,067	$29.55	7.51	$81,838
Exercisable as of April 3, 2016	3,645	$21.69	5.83	$64,616
Options vested or expected to vest as of April 3, 2016 (1)	7,248	$28.75	7.33	$79,128
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	April 3, 2016	April 5, 2015
Risk-free rate	1.7%	2.1%
Expected dividend yield	0.84%	1.25%
Expected volatility	41%	40%
Expected term (in years)	5.5	5.4
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
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 77% of its stock options granted to senior management and 72% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated annual forfeiture rate of 9% to all unvested options for senior management and a rate of 11% for all other employees. The Company revised its estimated forfeiture rates in the first quarters of 2016 and 2015, resulting in an increase to compensation expense of $334,000 and $461,000, respectively.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended April 3, 2016 and April 5, 2015 were $12.25 and $14.34, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended April 3, 2016 and April 5, 2015 were $3,724,000 and $16,740,000, respectively. The total fair values of stock options vested for the three-month periods ended April 3, 2016 and April 5, 2015 were $15,337,000 and $13,523,000, respectively.
As of April 3, 2016, total unrecognized compensation expense related to non-vested stock options was $30,326,000, which is expected to be recognized over a weighted-average period of 2.09 years.
The following table summarizes the Company's restricted stock activity for the three-month period ended April 3, 2016:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Nonvested as of December 31, 2015	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of April 3, 2016	20	$34.05	$783
(1) Fair market value as of April 3, 2016.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 3, 2016 were $6,804,000 and $2,228,000, respectively, and for the three-month period ended April 5, 2015 were $6,946,000 and $2,337,000, respectively. No compensation expense was capitalized as of April 3, 2016 or December 31, 2015.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 3, 2016	April 5, 2015
Cost of revenue	$293	$467
Research, development, and engineering	2,179	1,814
Selling, general, and administrative	4,332	4,382
Discontinued operations	—	283
	$6,804	$6,946
NOTE 11: Stock Repurchase Program
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of April 3, 2016, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this program; however, no shares were repurchased during the three-month period ended April 3, 2016. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Three-months Ended
	April 3, 2016	April 5, 2015
Income tax provision at federal statutory corporate tax rate	35%	35%
State income taxes, net of federal benefit	1%	1%
Foreign tax rate differential	(17)%	(19)%
Tax credit	(1)%	—%
Discrete tax events	(3)%	(2)%
Other	—%	1%
Income tax provision on continuing operations	15%	16%
The effective tax rate for the three-month period ended April 3, 2016 included the impact of one discrete tax event, whereby the Company recorded a decrease in tax expense of $463,000 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises.
In the three-month period ended April 3, 2016, the Company adopted Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. This provision is required to be applied prospectively and therefore, prior periods were not restated. Additionally, this ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In order to improve comparability, the Company applied this provision of the amendment retrospectively. For the three-month period ended April 5, 2015, the Company reclassified a tax benefit of $3,694,000 from cash flows provided by financing activities to cash flows provided by operating activities on the consolidated statement of cash flows.
The effective tax rate for the three-month period ended April 5, 2015 included the impact of one discrete tax event, whereby the Company recorded a decrease in tax expense of $364,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
In the three-month period ended April 3, 2016, the Company adopted Accounting Standards Update (ASU) 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. In order to improve comparability, the Company applied the amendments in this Update retrospectively to all periods presented. As of December 31, 2015, the Company reclassified current deferred income tax assets and liabilities of $7,104,000 and $319,000, respectively, to non-current on the consolidated balance sheet.
During the three-month period ended April 3, 2016, the Company recorded a $375,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $51,000 for the three-month period ended April 3, 2016.
The Company’s reserve for income taxes, including gross interest and penalties, was $6,260,000 as of April 3, 2016, which included $5,233,000 classified as a non-current liability and $1,027,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $631,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $700,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $750,000 to $850,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2012 through 2015 remain open to examination by the Internal Revenue Service and various state tax authorities. The tax years 2011 through 2015 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	April 3, 2016	April 5, 2015
Basic weighted-average common shares outstanding	84,943	86,764
Effect of dilutive stock options	1,598	1,985
Weighted-average common and common-equivalent shares outstanding	86,541	88,749
Stock options to purchase 4,248,000 and 2,263,787 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 3, 2016 and April 5, 2015, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 14: Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The financial results of SISD are reported as a discontinued operation for the three-month period ended April 5, 2015.
The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Three-months Ended
	April 3, 2016	April 5, 2015
Revenue	$—	$12,061
Cost of revenue	—	(5,610)
Research, development, and engineering expenses	—	(1,090)
Selling, general, and administrative expenses	—	(3,554)
Foreign currency gain (loss)	—	(254)
Pretax income from discontinued operations	—	1,553
Income tax expense	—	523
Discontinued operations, net of tax	$—	$1,030

Significant non-cash items related to the discontinued business were as follows (in thousands):

	Three-months Ended
	April 3, 2016	April 5, 2015
Capital expenditures	$—	$311
Stock-based compensation expense	—	283
Depreciation expense	—	198
Amortization expense	—	83
NOTE 15: Subsequent Events
On May 2, 2016, the Company’s Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable June 17, 2016 to all shareholders of record as of the close of business on June 3, 2016.
On April 28, 2016, the Company's shareholders approved an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 140,000,000 to 200,000,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, expected areas of growth, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (19) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Executive Overview
Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for the quarter ended April 5, 2015.
In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 94% of total revenue for all periods presented.
A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 6% of total revenue for all periods presented.

Revenue for the first quarter of 2016 totaled $96,205,000, representing a decrease of $5,168,000, or 5%, from the first quarter of 2015 due primarily to lower revenue from large orders in the consumer electronics industry. Gross margin was 78% of revenue in both the first quarter of 2016 and 2015. Operating expenses increased by $1,974,000, or 3%, from the prior year due primarily to higher personnel-related costs and outsourced engineering costs. The majority of these expense increases were RD&E investments that are anticipated to generate future revenue. These increases were partially offset by lower legal fees associated with patent litigation actions that were active in the first quarter of 2015 but were settled in the second quarter of 2015. Operating income was $16,344,000, or 17% of revenue, in the first quarter of 2016 compared to $22,110,000, or 22% of revenue, in the first quarter of 2015; net income from continuing operations was $14,885,000, or 15% of revenue, in the first quarter of 2016 compared to $19,472,000, or 19% of revenue, in the first quarter of 2015; and net income from continuing operations per diluted share was $0.17 in the first quarter of 2016 compared to $0.22 in the first quarter of 2015.
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
Revenue
Revenue for the first quarter of 2016 decreased by $5,168,000, or 5%, from the first quarter of 2015. Excluding the impact of foreign currency exchange rate changes, revenue decreased by $3,868,000, or 4%, as sales denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars at a lower rate. Revenue from factory automation customers decreased by $3,236,000, or 3%, on a constant-currency basis due primarily to lower revenue from large orders in the consumer electronics industry. Revenue from semiconductor and electronics capital equipment manufacturers decreased by $632,000, or 10%, on a constant-currency basis from the prior year.
Gross Margin
Gross margin as a percentage of revenue was 78% in both the first quarter of 2016 and 2015. Changes in foreign currency exchange rates had a slightly negative impact on gross margin, as a significant amount of revenue is denominated in Euros while inventories are predominantly purchased in U.S. Dollars.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $3,569,000, or 21%, from the prior year as detailed in the table below (in thousands).

RD&E expenses in the first quarter of 2015	$16,986
Outsourced engineering costs	1,744
Personnel-related costs	1,390
Foreign currency exchange rate changes	(210)
Other	645
RD&E expenses in the first quarter of 2016	$20,555
RD&E expenses increased due to higher personnel-related costs resulting from headcount additions. The Company also incurred higher spending on outsourced engineering costs, primarily related to the development of engineering prototypes for anticipated customer orders. Offsetting these increases was the favorable impact on expenses of changes in foreign currency exchange rates, which resulted in lower U.S. Dollar expenses when expenses denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars.
RD&E expenses as a percentage of revenue were 21% in 2016 compared to 17% in 2015. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels and investment cycles. RD&E spending for the first quarter in each year included investments to support anticipated customer orders in later quarters.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $1,595,000, or 4%, from the prior year as detailed in the table below (in thousands).

SG&A expenses in the first quarter of 2015	$39,933
Personnel-related costs	1,323
Microscan legal fees	(1,553)
Foreign currency exchange rate changes	(730)
Other	(635)
SG&A expenses in the first quarter of 2016	$38,338
SG&A expenses decreased due to lower legal fees related to patent litigation actions with Microscan Systems, Inc., which were settled in the second quarter of 2015. In addition, changes in foreign currency exchange rates resulted in lower U.S. Dollar expenses when expenses denominated in foreign currencies, primarily the Euro, were translated into U.S. Dollars. Offsetting these decreases was higher personnel-related costs resulting from headcount additions, such as salaries, fringe benefits, sales commissions, and travel expenses.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $100,000 in the first quarter of 2016 compared to gains of $659,000 in the first quarter of 2015. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. The U.S. Dollar strengthened approximately 10% versus the Euro during the first quarter of 2015, and as a result, the Company recorded foreign currency gains on the revaluation and settlement of U.S. Dollar denominated accounts receivable on the books of its Irish subsidiary, where the functional currency is the Euro. Changes in this exchange rate were not as significant in the first quarter of 2016.
Investment income increased by $287,000, or 34%, from the prior year due primarily to increased funds available for investment.
The Company recorded other income of $207,000 in the first quarter of 2016 compared to other expense of $310,000 in the first quarter of 2015. Other income in the first quarter of 2016 included a $263,000 benefit resulting from a decrease in the fair value of the contingent consideration liability that arose from a business acquisition completed in the third quarter of 2015. Other income (expense) also includes rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was 15% of the Company’s pre-tax income in the first quarter of 2016 compared to 16% in the first quarter of 2015.
The effective tax rate for the first quarter of 2016 included a decrease in tax expense of $463,000 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. In the first quarter of 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet.
The effective tax rate for the first quarter of 2015 included a decrease in tax expense of $364,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was 18% for both the first quarter of 2016 and the first quarter of 2015.

Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. Net income from discontinued operations was $1,030,000 for the first quarter of 2015.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $649,463,000 as of April 3, 2016. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first quarter of 2016 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the payment of dividends, and capital expenditures. Capital expenditures for the first quarter of 2016 totaled $2,237,000 and consisted primarily of computer hardware, computer software, and manufacturing test equipment related to new product introductions.
The Company’s Board of Directors declared and paid a cash dividend of $0.07 per share in the second, third, and fourth quarters of 2015, as well as in the first quarter of 2016. The dividend in the first quarter of 2016 amounted to $5,950,000. The dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company's Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no dividends were declared or paid in 2013, 2014, or the first quarter of 2015. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of April 3, 2016, the Company repurchased 2,311,000 shares at a cost of $83,936,000 under this program; however, no shares were repurchased during the first quarter of 2016. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 3, 2016, the Company had approximately $649 million in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

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
In March 2016, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," was issued and in April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing," was issued. These Updates do not change the core principle of the guidance under ASU 2014-09, but rather provide implementation guidance. ASU 2015-14, "Deferral of the effective date," amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Financial Accounting Standards Board may release additional implementation guidance in future periods. Management will continue to evaluate the impact of this standard as it evolves.
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
Accounting Standards Update (ASU) 2016-01, "Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities"
ASU 2016-01 provides guidance related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update affect all entities that hold financial assets or owe financial liabilities. This ASU requires equity investments (except those accounted under the equity method) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also eliminates the requirement for public companies to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. For public companies, the guidance in ASU 2016-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is not permitted except for certain amendments in this Update. Management does not expect ASU 2016-01 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2016-02, "Leases"
ASU 2016-02 creates Topic 842, Leases. The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. This ASU applies to any entity that enters into a lease, although lessees will see the most significant changes. The main difference between current U.S. GAAP and Topic 842 is the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. Topic 842 distinguishes between finance leases and operating leases, which are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. For public companies, the guidance in ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. This ASU should be applied using a modified retrospective approach. Management is in the process of evaluating the impact of this Update.
Accounting Standards Update (ASU) 2016-05, "Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships"
ASU 2016-05 applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as the hedging instrument. The amendments in this Update clarify that a change in the counterparty does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public companies, the guidance in ASU 2016-05 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU should be applied on either a prospective basis or a modified retrospective basis. Management does not expect ASU 2016-05 to have a material impact on the Company's financial statements and disclosures.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2015.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company, including some pertaining to the Company’s recently divested surface inspection business, which arose prior to the transaction closing date and for which the Company retains liability pursuant to the agreement governing such divestiture. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended April 3, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	—	—	—	$116,064,000
February 1 - February 28, 2016	—	—	—	116,064,000
February 29 - April 3, 2016	—	—	—	116,064,000
Total	—	—	—	$116,064,000
(1) In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. Purchases under this program commenced in the third quarter of 2015. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this program will commence once the August 2015 program is complete.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended April 3, 2016, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month periods ended April 3, 2016 and April 5, 2015; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended April 3, 2016 and April 5, 2015; (iii) Consolidated Balance Sheets as of April 3, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the three-month periods ended April 3, 2016 and April 5, 2015; (v) Consolidated Statement of Shareholders’ Equity for the three-month period ended April 3, 2016; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2016	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)