Form 10-Q
period 2016-07-03
COGNEX CORP
filed 2016-08-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2016 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of July 3, 2016, there were 85,109,036 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(unaudited)		(unaudited)
Revenue	$147,274	$143,829	$243,479	$245,202
Cost of revenue	35,213	30,508	56,181	52,852
Gross margin	112,061	113,321	187,298	192,350
Research, development, and engineering expenses	19,671	18,302	40,226	35,288
Selling, general, and administrative expenses	42,715	43,241	81,053	83,174
Operating income	49,675	51,778	66,019	73,888
Foreign currency gain (loss)	330	(39)	230	620
Investment income	1,447	957	2,584	1,807
Other income (expense)	222	(55)	429	(365)
Income from continuing operations before income tax expense	51,674	52,641	69,262	75,950
Income tax expense on continuing operations	8,660	9,125	11,363	12,962
Net income from continuing operations	43,014	43,516	57,899	62,988
Net income (loss) from discontinued operations (Note 14)	(255)	198	(255)	1,228
Net income	$42,759	$43,714	$57,644	$64,216

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.51	$0.50	$0.68	$0.72
Net income (loss) from discontinued operations	$(0.01)	$—	$—	$0.02
Net income	$0.50	$0.50	$0.68	$0.74

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.50	$0.49	$0.67	$0.71
Net income (loss) from discontinued operations	$(0.01)	$—	$(0.01)	$0.01
Net income	$0.49	$0.49	$0.66	$0.72

Weighted-average common and common-equivalent shares outstanding:
Basic	85,107	87,199	85,024	86,977
Diluted	86,806	89,185	86,713	88,951

Cash dividends per common share	$0.075	$0.07	$0.145	$0.07

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(unaudited)		(unaudited)
Net income	$42,759	$43,714	$57,644	$64,216
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of ($15) and $48 in the three-month periods and net of tax of ($97) and ($25) in the six-month periods, respectively	(302)	237	(879)	(283)
Reclassification of net realized (gain) loss into current operations	190	69	186	179
Net change related to cash flow hedges	(112)	306	(693)	(104)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $243 and ($128) in the three-month periods and net of tax of $510 and $6 in the six-month periods, respectively	1,351	(333)	2,632	566
Reclassification of net realized (gain) loss into current operations	(141)	(192)	(128)	(221)
Net change related to available-for-sale investments	1,210	(525)	2,504	345

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of ($155) and $107 in the three-month periods and net of tax of $174 and ($529) in the six-month periods, respectively	(2,546)	2,450	2,614	(8,240)
Net change related to foreign currency translation adjustments	(2,546)	2,450	2,614	(8,240)

Other comprehensive income (loss), net of tax	(1,448)	2,231	4,425	(7,999)
Total comprehensive income	$41,311	$45,945	$62,069	$56,217

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,929	$51,975
Short-term investments	294,593	296,468
Accounts receivable, less reserves of $802 and $736 in 2016 and 2015, respectively	61,219	42,846
Unbilled revenue	25,500	24
Inventories	25,882	37,334
Prepaid expenses and other current assets	23,601	15,847
Total current assets	485,724	444,494
Long-term investments	307,703	273,088
Property, plant, and equipment, net	53,406	53,285
Goodwill	81,448	81,448
Intangible assets, net	4,453	6,315
Deferred income taxes	29,083	26,517
Other assets	2,623	2,609
Total assets	$964,440	$887,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,157	$7,860
Accrued expenses	36,061	33,272
Accrued income taxes	3,238	985
Deferred revenue and customer deposits	15,733	11,571
Total current liabilities	69,189	53,688
Deferred income taxes	326	319
Reserve for income taxes	5,651	4,830
Other non-current liabilities	2,630	3,252
Total liabilities	77,796	62,089

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 200,000 and 140,000 shares in 2016 and 2015, respectively, issued and outstanding: 85,109 and 84,856 shares in 2016 and 2015, respectively	170	170
Additional paid-in capital	330,969	311,008
Retained earnings	603,204	566,613
Accumulated other comprehensive loss, net of tax	(47,699)	(52,124)
Total shareholders’ equity	886,644	825,667
	$964,440	$887,756

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 3, 2016	July 5, 2015
	(unaudited)
Cash flows from operating activities:
Net income	$57,644	$64,216
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of discontinued business	255	—
Stock-based compensation expense	11,261	11,577
Depreciation of property, plant, and equipment	5,577	4,816
Amortization of intangible assets	1,862	2,183
Amortization of discounts or premiums on investments	204	377
Realized (gain) loss on sale of investments	(128)	(221)
Revaluation of contingent consideration	(463)	—
Change in deferred income taxes	(2,943)	(2,010)
Change in operating assets and liabilities:
Accounts receivable	(17,737)	(5,387)
Unbilled revenue	(25,507)	(52,697)
Inventories	11,964	(11,200)
Accounts payable	6,224	(1,645)
Accrued expenses	1,762	(3,887)
Accrued income taxes	2,245	8,719
Deferred revenue and customer deposits	3,998	8,485
Other	(6,907)	(5,323)
Net cash provided by operating activities	49,311	18,003
Cash flows from investing activities:
Purchases of investments	(455,915)	(222,834)
Maturities and sales of investments	427,196	252,768
Purchases of property, plant, and equipment	(5,347)	(9,525)
Cash paid for purchased technology	—	(10,475)
Net cash received (paid) from sale of discontinued business	(113)	—
Net cash provided by (used in) investing activities	(34,179)	9,934
Cash flows from financing activities:
Issuance of common stock under stock plans	8,700	21,457
Repurchase of common stock	(8,718)	(35,848)
Payment of dividends	(12,335)	(6,110)
Payment of contingent consideration	(337)	—
Net cash provided by (used in) financing activities	(12,690)	(20,501)
Effect of foreign exchange rate changes on cash and cash equivalents	512	(1,439)
Net change in cash and cash equivalents	2,954	5,997
Cash and cash equivalents at beginning of period	51,975	55,694
Cash and cash equivalents at end of period	$54,929	$61,691
Non-cash items related to discontinued operations:
Depreciation and amortization expense	$—	$566
Capital expenditures	—	482
Stock-based compensation expense	—	427

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2015	84,856	$170	$311,008	$566,613	$(52,124)	$825,667
Issuance of common stock under stock plans	461	—	8,700	—	—	8,700
Repurchase of common stock	(208)	—	—	(8,718)	—	(8,718)
Stock-based compensation expense	—	—	11,261	—	—	11,261
Payment of dividends	—	—	—	(12,335)	—	(12,335)
Net income	—	—	—	57,644	—	57,644
Net unrealized gain (loss) on cash flow hedges, net of tax of ($97)	—	—	—	—	(879)	(879)
Reclassification of net realized (gain) loss on cash flow hedges	—	—	—	—	186	186
Net unrealized gain (loss) on available-for-sale investments, net of tax of $510	—	—	—	—	2,632	2,632
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(128)	(128)
Foreign currency translation adjustment, net of tax of $174	—	—	—	—	2,614	2,614
Balance as of July 3, 2016 (unaudited)	85,109	$170	$330,969	$603,204	$(47,699)	$886,644

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). The Company has provided expanded disclosures related to its revenue recognition accounting policy in this quarterly report on Form 10-Q. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a full description of significant accounting policies.
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business (more fully described in Note 14), necessary to present fairly the Company’s financial position as of July 3, 2016, and the results of its operations for the three-month and six-month periods ended July 3, 2016 and July 5, 2015, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2016 are not necessarily indicative of the results to be expected for the full year.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The financial results of SISD are reported as a discontinued operation for all periods presented.
Revenue Recognition
In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and the collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, and revenue from consulting and training services is recognized when the services have been provided. When customer-specified acceptance criteria exists that are substantive, product revenue is deferred, along with associated incremental direct costs, until these criteria have been met and any remaining performance obligations are inconsequential or perfunctory.
For the majority of the Company’s revenue transactions, revenue recognition and invoicing both occur upon delivery. In certain circumstances, however, the agreement with the customer provides for invoicing terms which differ from revenue recognition criteria, resulting in either deferred revenue or unbilled revenue. Invoicing that precedes revenue recognition is common for various customers in the logistics industry where milestone billings are prevalent, resulting in deferred revenue. Conversely, the Company records unbilled revenue in connection with a material customer in the consumer electronics industry. For this arrangement, the Company recognizes revenue for all delivered products when the first production line that incorporates these products is validated, because at that point the remaining performance obligations are inconsequential or perfunctory. Invoicing for all delivered products occurs as the production lines incorporating those products are installed over a period of several weeks. The Company also has a technical support obligation related to this arrangement for which revenue is deferred and recognized over the support period of approximately six months.
Certain customers are offered pricing discounts on current sales based upon purchasing volumes or preferred pricing arrangements, for which revenue is reported net of these discounts.
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
In March 2016, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," was issued, in April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing," was issued, and in May

2016, ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients" was issued. These Updates do not change the core principle of the guidance under ASU 2014-09, but rather provide implementation guidance. ASU 2015-14, "Deferral of the effective date," amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Financial Accounting Standards Board may release additional implementation guidance in future periods. Management will continue to evaluate the impact of this standard as it evolves.
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
Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Measurement of Credit Losses"
ASU 2016-13 applies to all reporting entities holding financial assets that are not accounted for at fair value through net income (debt securities).  The amendments in this Update eliminate the probable initial recognition threshold to recognize a credit loss under current U.S. GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. In addition, this Update broadens the information an entity must consider in developing the credit loss estimate, including the use of reasonable and supportable forecasted information.  The amendments in this Update require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down and an entity will be able to record reversals of credit losses in current period net income. For public companies, the guidance in ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  This ASU should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  Management does not expect ASU 2016-13 to have a material impact on the Company's financial statements and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of July 3, 2016 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$7,178	$—	$—
Corporate bonds	—	248,922	—
Treasury bills	—	110,979	—
Asset-backed securities	—	105,185	—
Euro liquidity fund	—	48,941	—
Sovereign bonds	—	48,181	—
Agency bonds	—	31,781	—
Municipal bonds	—	7,365	—
Cash flow hedge forward contracts	—	205	—
Liabilities:
Cash flow hedge forward contracts	—	757	—
Economic hedge forward contracts	—	26	—
Contingent consideration liability	—	—	2,200
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
The Company did not record an other-than-temporary impairment of these financial assets during the six-month period ended July 3, 2016.
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
The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the six-month period ended July 3, 2016 (in thousands):

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance as of December 31, 2015	$3,000
Payment of contingent consideration	(337)
Fair value adjustment to the contingent consideration	(463)
Balance as of July 3, 2016	$2,200
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method and is required to be measured at fair value on a non-recurring basis. Management is responsible for estimating the fair value of this investment, and in doing so, considers valuations of the partnership’s investments as determined by the General Partner. Publicly-traded investments in active markets are reported at the market closing price less a discount, as appropriate, to reflect restricted marketability. Fair value for private investments for which observable market prices in active markets do not exist is based upon the best information available including the value of a recent financing, reference to observable valuation measures for comparable companies (such as revenue multiples), public or private transactions (such as the sale of a comparable company), and valuations for publicly-traded comparable companies. The valuations also incorporate the General Partner’s own judgment and close familiarity with the business activities of each portfolio company. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The portfolio consists of securities of public and private companies, and consequently, inputs used in the fair value calculation are classified as Level 3. The Company did not record an other-than-temporary impairment of this investment during the six-month period ended July 3, 2016.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended July 3, 2016.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 3, 2016	December 31, 2015
Cash	$47,751	$45,951
Money market instruments	7,178	6,024
Cash and cash equivalents	54,929	51,975
Corporate bonds	90,700	54,376
Asset-backed securities	68,879	61,994
Euro liquidity fund	48,941	47,730
Treasury bills	42,013	109,360
Sovereign bonds	24,022	21,440
Agency bonds	13,177	978
Municipal bonds	6,861	590
Short-term investments	294,593	296,468
Corporate bonds	158,222	176,575
Treasury bills	68,966	44,437
Asset-backed securities	36,306	24,582
Sovereign bonds	24,159	13,503
Agency bonds	18,604	8,180
Municipal bonds	504	4,869
Limited partnership interest (accounted for using cost method)	942	942
Long-term investments	307,703	273,088
	$657,225	$621,531
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

government backing; and municipal bonds consist of debt securities issued by state and local government entities. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.
The following table summarizes the Company’s available-for-sale investments as of July 3, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$90,642	$84	$(26)	$90,700
Asset-backed securities	68,842	52	(15)	68,879
Euro liquidity fund	48,753	188	—	48,941
Treasury bills	41,995	18	—	42,013
Sovereign bonds	24,015	8	(1)	24,022
Agency bonds	13,176	1	—	13,177
Municipal bonds	6,845	16	—	6,861
Long-term:
Corporate bonds	157,541	920	(239)	158,222
Treasury bills	68,756	210	—	68,966
Asset-backed securities	36,252	78	(24)	36,306
Sovereign bonds	24,076	83	—	24,159
Agency bonds	18,610	—	(6)	18,604
Municipal bonds	500	4	—	504
	$600,003	$1,662	$(311)	$601,354
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 3, 2016 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$32,420	$(65)	$34,302	$(200)	$66,722	$(265)
Asset-backed securities	26,480	(18)	10,966	(21)	37,446	(39)
Agency bonds	15,802	(6)	—	—	15,802	(6)
Sovereign bonds	8,101	(1)	—	—	8,101	(1)
	$82,803	$(90)	$45,268	$(221)	$128,071	$(311)
As of July 3, 2016, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $141,000 and $0, respectively, during the three-month period ended July 3, 2016 and $210,000 and $18,000, respectively, during the three-month period ended July 5, 2015. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $225,000 and $97,000, respectively, during the six-month period ended July 3, 2016 and $408,000 and $187,000, respectively, during the six-month period ended July 5, 2015. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 3, 2016 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$90,700	$75,069	$77,871	$4,663	$619	$248,922
Treasury bills	42,013	68,034	932	—	—	110,979
Asset-backed securities	68,879	18,867	7,134	10,067	238	105,185
Euro liquidity fund	48,941	—	—	—	—	48,941
Sovereign bonds	24,022	20,317	3,842	—	—	48,181
Agency bonds	13,177	12,897	5,707	—	—	31,781
Municipal bonds	6,861	504	—	—	—	7,365
	$294,593	$195,688	$95,486	$14,730	$857	$601,354
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2017. The Company does not have the right to withdraw from the partnership prior to this date. As of July 3, 2016, the Company contributed $19,886,000 to the partnership.  The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2017. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made and no distributions were received during the six-month period ended July 3, 2016.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 3, 2016	December 31, 2015
Raw materials	$18,263	$27,301
Work-in-process	2,164	3,136
Finished goods	5,455	6,897
	$25,882	$37,334
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2015	$4,174
Provisions for warranties issued during the period	1,308
Fulfillment of warranty obligations	(1,369)
Foreign exchange rate changes	89
Balance as of July 3, 2016	$4,202
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
Under the terms of the Company’s sale of its Surface Inspection Systems Division (SISD) to AMETEK, Inc., the Company has agreed to retain certain liabilities in connection with its business dealings occurring prior to the transaction closing date of July 6, 2015, and to indemnify AMETEK, Inc. in connection with these retained liabilities and for any breach of the representations and warranties made by the Company to AMETEK, Inc. in connection with the sale agreement itself, as is usual and customary in such transactions. A binding arbitration was concluded in the second quarter of 2016 with respect to certain product performance claims made by an SISD customer, for which the Company remained responsible under the indemnity provisions of the sale transaction. In that proceeding, the tribunal ordered the Company to pay the customer approximately $326,000, primarily representing a refund of the product purchase price. The tribunal also ordered the customer to pay the Company approximately $45,000, primarily representing reimbursement of legal fees. The net settlement of $281,000 was recorded in discontinued operations in the second quarter of 2016.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	July 3, 2016		December 31, 2015
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
United States Dollar	11,518	$11,518	16,720	$16,720
Japanese Yen	842,500	7,448	942,500	7,605
Hungarian Forint	221,000	779	547,000	1,893
Singapore Dollar	816	576	2,063	1,425
Canadian Dollar	—	—	41	37
British Pound	—	—	25	34
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	650,000	$6,313	700,000	$5,800
British Pound	1,620	2,146	1,650	2,441
Korean Won	1,750,000	1,521	1,400,000	1,187
Singapore Dollar	1,580	1,171	1,525	1,074
Hungarian Forint	325,000	1,138	250,000	857
Taiwanese Dollar	27,975	867	26,425	800
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	July 3, 2016	December 31, 2015	Sheet Location	July 3, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$205	$441	Accrued expenses	$757	$201
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$—	$9	Accrued expenses	$26	$43

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	July 3, 2016	December 31, 2015		July 3, 2016	December 31, 2015
Gross amounts of recognized assets	$248	$479	Gross amounts of recognized liabilities	$786	$279
Gross amounts offset	(43)	(29)	Gross amounts offset	(3)	(35)
Net amount of assets presented	$205	$450	Net amount of liabilities presented	$783	$244

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(487)	$(72)	$(487)	$(72)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$(200)	$(159)	$(203)	$(311)
	Research, development, and engineering expenses	2	18	4	19
	Selling, general, and administrative expenses	8	72	13	113
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(190)	$(69)	$(186)	$(179)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(705)	$233	$(1,065)	$342
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2015	$206
Reclassification of net realized loss on cash flow hedges into current operations	186
Net unrealized loss on cash flow hedges	(879)
Balance as of July 3, 2016	$(487)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $$487,000.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of July 3, 2016, the Company had 8,282,076 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the six-month period ended July 3, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	6,644	$28.27
Granted	1,687	33.55
Exercised	(461)	18.88
Forfeited or expired	(125)	37.06
Outstanding as of July 3, 2016	7,745	$29.84	7.3	$102,823
Exercisable as of July 3, 2016	3,408	$21.92	5.6	$72,213
Options vested or expected to vest as of July 3, 2016 (1)	7,025	$29.13	7.2	$98,222
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Risk-free rate	1.7%	2.1%	1.7%	2.1%
Expected dividend yield	0.84%	1.25%	0.84%	1.25%
Expected volatility	41%	40%	41%	40%
Expected term (in years)	5.4	5.4	5.5	5.4
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 3, 2016 and July 5, 2015 were $12.22 and $14.40, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended July 3, 2016 and July 5, 2015 were $12.25 and $14.34, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended July 3, 2016 and July 5, 2015 were $5,652,000 and $22,490,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 3, 2016 and July 5, 2015 were $9,376,000 and $39,230,000, respectively. The total fair values of stock options vested for the three-month periods ended July 3, 2016 and July 5, 2015 were $709,000 and $897,000, respectively. The total fair values of stock options vested for the six-month periods ended July 3, 2016 and July 5, 2015 were $16,045,000 and $14,419,000, respectively.
As of July 3, 2016, total unrecognized compensation expense related to non-vested stock options was $26,079,000, which is expected to be recognized over a weighted-average period of 1.86 years.
The following table summarizes the Company's restricted stock activity for the six-month period ended July 3, 2016:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Nonvested as of December 31, 2015	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of July 3, 2016	20	$34.05	$862
(1) Fair market value as of July 3, 2016.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 3, 2016 were $4,457,000 and $1,462,000, respectively, and for the three-month period ended July 5, 2015 were $4,631,000 and $1,532,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 3, 2016 were $11,261,000 and $3,690,000, respectively, and for the six-month period ended July 5, 2015 were $11,577,000 and $3,869,000, respectively. No compensation expense was capitalized as of July 3, 2016 or December 31, 2015.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Cost of revenue	$229	$349	$522	$816
Research, development, and engineering	1,397	1,153	3,576	2,967
Selling, general, and administrative	2,831	2,985	7,163	7,367
Discontinued operations	—	144	—	427
	$4,457	$4,631	$11,261	$11,577
NOTE 11: Stock Repurchase Program
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of July 3, 2016, the Company repurchased 2,519,000 shares at a cost of $92,654,000 under this program, including 208,000 shares at a cost of $8,718,000 during the six-month period ended July 3, 2016. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Income tax provision at federal statutory corporate tax rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(18)%	(19)%	(18)%	(19)%
Tax credit	(1)%	—%	(1)%	—%
Discrete tax events	(1)%	—%	(2)%	(1)%
Other	1%	—%	1%	1%
Income tax provision on continuing operations	17%	17%	16%	17%
In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. This provision is required to be applied prospectively and therefore, prior periods were not restated. Additionally, this ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In order to improve comparability, the Company applied this provision of the amendment retrospectively. For the six-month period ended July 5, 2015, the Company reclassified a tax benefit of $9,358,000 from cash flows provided by financing activities to cash flows provided by operating activities on the consolidated statement of cash flows.
The effective tax rate for 2016 included the impact of the following discrete tax events: (1) a decrease in tax expense of $463,000 in the first quarter of 2016 and $745,000 in the second quarter of 2016 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises, and (2) an increase in tax expense of $104,000 recorded in the second quarter of 2016 from the final true-up of the prior year's tax accrual upon filing the actual tax returns. These discrete events decreased the effective tax rate on continuing operations from a provision of 18% to a provision of 17% and 16% for the three-month and six-month periods ended July 3, 2016, respectively.
The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset. These discrete events decreased the effective tax rate on continuing operations from a provision of 18% to a provision of 17% for the six-month period ended July 5, 2015. The discrete events noted above did not have an impact on the effective tax rate on continuing operations for the three-month period ended July 5, 2015.
In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. In order to improve comparability, the Company applied the amendments in this Update retrospectively to all periods presented. As of December 31, 2015, the Company reclassified current deferred income tax assets and liabilities of $7,104,000 and $319,000, respectively, to non-current on the consolidated balance sheet.
During the six-month period ended July 3, 2016, the Company recorded a $765,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $102,000 for the six-month period ended July 3, 2016.
The Company’s reserve for income taxes, including gross interest and penalties, was $6,678,000 as of July 3, 2016, which included $5,651,000 classified as a non-current liability and $1,027,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $702,000. If the

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period, less $700,000 that would be recorded through additional paid-in capital. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $750,000 to $850,000 over the next twelve months.
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
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Basic weighted-average common shares outstanding	85,107	87,199	85,024	86,977
Effect of dilutive stock options	1,699	1,986	1,689	1,974
Weighted-average common and common-equivalent shares outstanding	86,806	89,185	86,713	88,951
Stock options to purchase 3,904,396 and 4,502,777 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 3, 2016, respectively, and 2,171,856 and 1,912,850 for the same periods in 2015, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 14: Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The financial results of SISD are reported as a discontinued operation for the three-month and six-month periods ended July 3, 2016 and July 5, 2015.
A binding arbitration was concluded in the second quarter of 2016 with respect to certain product performance claims made by an SISD customer, for which the Company remained responsible under the indemnity provisions of the sale transaction. In that proceeding, the tribunal ordered the Company to pay the customer approximately $326,000, primarily representing a refund of the product purchase price. The tribunal also ordered the customer to pay the Company approximately $45,000, primarily representing reimbursement of legal fees. The net settlement of $281,000 was recorded in discontinued operations in the second quarter of 2016, along with $123,000 of legal fees. The tax benefit related to this expense was $149,000, resulting in a net loss from discontinued operations of $255,000.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July, 3 2016	July 5, 2015
Revenue	$—	$11,187	$—	$23,248
Cost of revenue	—	(5,765)	—	(11,291)
Research, development, and engineering expenses	—	(1,022)	—	(2,126)
Selling, general, and administrative expenses	—	(4,176)	—	(7,800)
Foreign currency gain (loss)	—	77	—	(177)
Operating income from discontinued operations	—	301	—	1,854
Gain (loss) on sale of discontinued operations	(404)	—	(404)	—
Income (loss) from discontinued operations before income tax expense (benefit)	(404)	301	(404)	1,854
Income tax expense (benefit) on discontinued operations	(149)	103	(149)	626
Net income (loss) from discontinued operations	$(255)	$198	$(255)	$1,228

Significant non-cash items related to the discontinued business were as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Capital expenditures	$—	$171	$—	$482
Stock-based compensation expense	—	144	—	427
Depreciation expense	—	203	—	401
Amortization expense	—	82	—	165
NOTE 15: Subsequent Events
On August 1, 2016, the Company’s Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable September 16, 2016 to all shareholders of record as of the close of business on September 2, 2016.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, the timing for recognition of revenue, expected areas of growth, research and development activities, product mix, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (19) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

Executive Overview
Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specialized in machine vision products that inspected the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented.
In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 96% of total revenue for the second quarter of 2016 compared to 95% of total revenue for the second quarter of 2015.
A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 4% of total revenue for the second quarter of 2016 compared to 5% of total revenue for the second quarter of 2015.

Revenue for the second quarter of 2016 totaled $147,274,000, representing an increase of $3,445,000, or 2%, from the second quarter of 2015. Gross margin was 76% of revenue in the second quarter of 2016 compared to 79% of revenue in the second quarter of 2015 due primarily to lower margins on products sold to a material customer in the consumers electronics industry, a trend toward higher hardware content in our product sales, and higher inventory charges in the second quarter of 2016. Operating expenses increased by $843,000, or 1%, from the second quarter of 2015, as higher personnel-related costs were offset by the settlement of patent litigation actions in the second quarter of 2015. Operating income was $49,675,000, or 34% of revenue, in the second quarter of 2016 compared to $51,778,000, or 36% of revenue, in the second quarter of 2015; net income from continuing operations was $43,014,000, or 29% of revenue, in the second quarter of 2016 compared to $43,516,000, or 30% of revenue, in the second quarter of 2015; and net income from continuing operations per diluted share was $0.50 in the second quarter of 2016 compared to $0.49 in the second quarter of 2015.
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
Revenue
Revenue increased by $3,445,000, or 2%, for the three-month period and decreased by $1,723,000, or 1%, for the six-month period. Changes in foreign currency exchange rates did not have a material impact on revenue in either period. Revenue from factory automation customers increased by $4,076,000 for the three-month period and decreased by $461,000 for the six-month period. For both the three-month and six-month periods, lower revenue from a material customer in the consumer electronics industry was offset by growth in factory automation revenue from other customers, to result in relatively flat comparisons to the prior year.
The lower revenue from this customer is due to the timing of when orders are recognized as revenue in each year. In 2015, the majority of revenue from this customer was recognized in the second quarter with a still large, but lesser, amount recognized in the third quarter. In 2016, we expect revenue from this customer to be recognized more evenly between the second and third quarters. This timing has resulted in lower revenue in the second quarter of 2016 compared to the second quarter of 2015; however, we expect to record higher revenue from this customer in the third quarter of 2016 compared to the third quarter of 2015. Revenue from this customer has historically not been significant in either the first or fourth quarters of the year. Future seasonality will depend upon the new product introduction cycles of this customer.
Revenue from other factory automation customers increased by 20% for the three-month period and increased by 11% for the six-month period. These increases were driven by a higher volume of products sold in the Company's largest three regions, the Americas, Greater China, and Europe. The increased volume in the Americas was largely driven by higher revenue from customers in the logistics industry. The seasonality of this industry typically results in higher revenue in the second and third quarters of the year as certain customers are making investments in advance of the year-end holiday season. We typically experience a sequential decline in factory automation revenue during the summer months.
Revenue from semiconductor and electronics capital equipment manufacturers, which represented only 4% and 5% of total revenue for the three-month and six-month periods in 2016, respectively, decreased by $631,000 for the three-month period and decreased by $1,262,000 for the six-month period.
Gross Margin
Gross margin as a percentage of revenue was 76% and 77% for the three-month and six-month periods in 2016, respectively, compared to 79% and 78% for the same periods in 2015. The decrease for the three-month period was due in part to lower margins on products sold to a material customer in the consumers electronics industry. Although this customer, which receives preferred pricing, represented a smaller percentage of total revenue in the second quarter of 2016 compared to the second quarter of 2015, the mix of products sold to this customer in 2016 had lower margins than the mix of products sold in 2015, resulting in a net unfavorable impact on the gross margin for the three-month period. A trend toward higher hardware content in our product sales, as well as higher inventory charges, also contributed to the decrease in gross margin for the three-month and six-month periods. While we expect the trend toward higher hardware content in our product sales to continue as we move away from software-only solutions, the second quarter of 2016 included an inventory charge reducing gross margin by approximately 100 basis points resulting from changes in product development plans that are not expected to recur for the remainder of the year. During the second half of 2016, the Company expects to recognize a greater percentage of total revenue from on-site support services, which carry relatively lower margins.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $1,369,000, or 7%, for the three-month period and increased by $4,938,000, or 14%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
RD&E expenses in 2015	$18,302	$35,288
Personnel-related costs	806	2,196
Outsourced engineering costs	(684)	1,060
Company bonus accruals	615	744
Stock option expense	223	608
Foreign currency exchange rate changes	(35)	(245)
Other	444	575
RD&E expenses in 2016	$19,671	$40,226
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product introductions and anticipated future revenue. Higher company bonus accruals were also recorded in 2016 as a result of the additional headcount and higher achievement levels on plans that were set at the beginning of the year. In addition, stock option expense was higher than the prior year. Although outsourced engineering costs were lower for the three-month period, they were higher for the six-month period due to high costs in the first quarter of 2016 related to the development of engineering prototypes for customer orders that were received in the second quarter of 2016.
RD&E expenses as a percentage of revenue were 13% and 17% for the three-month and six-month periods in 2016, respectively, compared to 13% and 14% for the same periods in 2015. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels and investment cycles. RD&E spending for the first quarter in each year included investments to support anticipated customer orders in later quarters, resulting in a higher percentage for the six-month period. We expect RD&E expenses to be within the targeted range of 10% and 15% of revenue for the remainder of the year.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $526,000, or 1%, for the three-month period and decreased by $2,121,000, or 3%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
SG&A expenses in 2015	$43,241	$83,174
Microscan legal fees and settlement	(3,470)	(5,023)
Personnel-related costs	932	2,255
Company bonus accruals	901	820
Marketing activities	563	641
Foreign currency exchange rate changes	84	(646)
Other	464	(168)
SG&A expenses in 2016	$42,715	$81,053
SG&A expenses decreased from the prior year due to the settlement of patent litigation actions with Microscan Systems, Inc. in the second quarter of 2015. The Company incurred legal fees related to these actions totaling $1,637,000 and $3,190,000 in the three-month and six-month periods in 2015, respectively, and recorded a settlement expense of $1,833,000 in the second quarter of 2015. Offsetting this decrease was higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. Higher company bonus accruals were also recorded in 2016 as a result of the additional headcount and higher achievement levels on plans that were set at the beginning of the year. In addition, the Company increased its spending on marketing activities to promote new products.
Non-operating Income (Expense)
The Company recorded foreign currency gains of $330,000 and $230,000 for the three-month and six-month periods in 2016, respectively, compared to losses of $39,000 for the three-month period in 2015 and gains of $620,000 for the six-month period in 2015. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $490,000, or 51%, for the three-month period and increased $777,000, or 43%, for the six-month period due primarily to increased funds available for investment.
The Company recorded other income of $222,000 and $429,000 for the three-month and six-month periods in 2016, respectively, compared to other expense of $55,000 and $365,000 for the same periods in 2015. Other income in 2016 included a $200,000 benefit in the three-month period and a $463,000 benefit in the six-month period resulting from a decrease in the fair value of the contingent consideration liability that arose from a business acquisition completed in the third quarter of 2015. Other income (expense) also includes rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was 17% and 16% of the Company’s pre-tax income for the three-month and six-month periods in 2016, respectively, compared to 17% for the same periods in 2015.
The effective tax rate for 2016 included a decrease in tax expense of $463,000 in the first quarter of 2016 and $745,000 in the second quarter of 2016 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. In the first quarter of 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. The effective tax rate for 2016 also included an increase in tax expense of $104,000 recorded in the second quarter of 2016 from the final true-up of the prior year's tax accrual upon filing the actual tax returns.
The effective tax rate for 2015 included a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset.

Excluding the impact of these discrete tax events, the Company’s effective tax rate was approximately 18% for all periods presented. The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident is numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland and China. The statutory tax rate is 12.5% in Ireland and 25% in China. International rights to certain of the Company’s intellectual property are held by a subsidiary which is tax resident in a country with no income tax, resulting in a foreign effective tax rate lower than the above mentioned statutory rates.
Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. Net loss from discontinued operations was $255,000 for the three-month and six-month periods in 2016, compared to net income of $198,000 for the three-month period in 2015 and net income of $1,228,000 for the six-month period in 2015. Net income from discontinued operations in the prior year represents the operating results of SISD for these periods prior to the sale transaction closing date.
A binding arbitration was concluded in the second quarter of 2016 with respect to certain product performance claims made by an SISD customer, for which the Company remained responsible under the indemnity provisions of the sale transaction. In that proceeding, the tribunal ordered the Company to pay the customer approximately $326,000, primarily representing a refund of the product purchase price. The tribunal also ordered the customer to pay the Company approximately $45,000, primarily representing reimbursement of legal fees. The net settlement of $281,000 was recorded in discontinued operations in the second quarter of 2016, along with $123,000 of legal fees. The tax benefit related to this expense was $149,000, resulting in a net loss from discontinued operations of $255,000.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $657,225,000 as of July 3, 2016. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six-month period in 2016 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the payment of dividends, the repurchase of common stock, and capital expenditures. Capital expenditures for the six-month period in 2016 totaled $5,347,000 and consisted primarily of computer hardware, computer software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts.
The Company’s Board of Directors declared and paid a cash dividend of $0.07 per share in the second, third, and fourth quarters of 2015, as well as in the first quarter of 2016. The cash dividend was increased to $0.075 per share in the second quarter of 2016. Dividends paid during the six-month period in 2016 amounted to $12,335,000. The dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company's Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no dividends were declared or paid in 2013, 2014, or the first quarter of 2015. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of July 3, 2016, the Company repurchased 2,519,000 shares at a cost of $92,654,000 under this program, including 208,000 shares at a cost of $8,718,000 repurchased in the second quarter of 2016. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program will commence upon completion of the August 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 3, 2016, the Company had approximately $657 million in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

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
In March 2016, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," was issued, in April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing," was issued, and in May 2016, ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients" was issued. These Updates do not change the core principle of the guidance under ASU 2014-09, but rather provide implementation guidance. ASU 2015-14, "Deferral of the effective date," amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Financial Accounting Standards Board may release additional implementation guidance in future periods. Management will continue to evaluate the impact of this standard as it evolves.
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
Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Measurement of Credit Losses"
ASU 2016-13 applies to all reporting entities holding financial assets that are not accounted for at fair value through net income (debt securities).  The amendments in this Update eliminate the probable initial recognition threshold to recognize a credit loss under current U.S. GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. In addition, this Update broadens the information an entity must consider in developing the credit loss estimate, including the use of reasonable and supportable forecasted information.  The amendments in this Update require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down and an entity will be able to record reversals of credit losses in current period net income. For public companies, the guidance in ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  This ASU should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  Management does not expect ASU 2016-13 to have a material impact on the Company's financial statements and disclosures.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2015.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended July 3, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 - May 1, 2016	—	—	—	$116,064,000
May 2 - May 29, 2016	97,500	40.33	97,500	112,132,000
May 30 - July 3, 2016	110,500	43.31	110,500	107,346,000
Total	208,000	41.92	208,000	$107,346,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

 ITEM 6. EXHIBITS

Exhibit Number
3.1	Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended through May 5, 2016
3.2	Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock
3.3	Amended and Restated By-laws of Cognex Corporation, effective December 5, 2013
3.4	Amendment to Amended and Restated By-laws of Cognex Corporation, effective May 5, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended July 3, 2016, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2016 and July 5, 2015; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended July 3, 2016 and July 5, 2015; (iii) Consolidated Balance Sheets as of July 3, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the six-month periods ended July 3, 2016 and July 5, 2015; (v) Consolidated Statement of Shareholders’ Equity for the six-month period ended July 3, 2016; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2016	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)