Form 10-Q
period 2016-10-02
COGNEX CORP
filed 2016-10-31
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2016 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 2, 2016, there were 85,665,974 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(unaudited)		(unaudited)
Revenue	$147,952	$107,587	$391,431	$352,789
Cost of revenue	32,749	26,319	88,930	79,171
Gross margin	115,203	81,268	302,501	273,618
Research, development, and engineering expenses	18,603	16,977	58,829	52,265
Selling, general, and administrative expenses	42,072	35,806	123,125	118,980
Operating income	54,528	28,485	120,547	102,373
Foreign currency gain (loss)	(607)	(40)	(377)	580
Investment income	2,047	841	4,631	2,648
Other income (expense)	374	(23)	803	(388)
Income from continuing operations before income tax expense	56,342	29,263	125,604	105,213
Income tax expense on continuing operations	2,667	3,441	14,030	16,403
Net income from continuing operations	53,675	25,822	111,574	88,810
Net income (loss) from discontinued operations (Note 14)	—	78,290	(255)	79,518
Net income	$53,675	$104,112	$111,319	$168,328

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.63	$0.30	$1.31	$1.02
Net income (loss) from discontinued operations	$—	$0.91	$—	$0.92
Net income	$0.63	$1.21	$1.31	$1.94

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.61	$0.29	$1.29	$1.00
Net income (loss) from discontinued operations	$—	$0.90	$(0.01)	$0.90
Net income	$0.61	$1.19	$1.28	$1.90

Weighted-average common and common-equivalent shares outstanding:
Basic	85,460	86,303	85,167	86,756
Diluted	87,346	87,776	86,805	88,559

Cash dividends per common share	$0.075	$0.07	$0.22	$0.14

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(unaudited)		(unaudited)
Net income	$53,675	$104,112	$111,319	$168,328
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $21 and ($3) in the three-month periods and net of tax of ($76) and ($28) in the nine-month periods, respectively	(86)	(140)	(965)	(423)
Reclassification of net realized (gain) loss into current operations	241	90	427	269
Net change related to cash flow hedges	155	(50)	(538)	(154)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of ($29) and ($61) in the three-month periods and net of tax of $481 and ($55) in the nine-month periods, respectively	40	(666)	2,672	(100)
Reclassification of net realized (gain) loss into current operations	(55)	(19)	(183)	(240)
Net change related to available-for-sale investments	(15)	(685)	2,489	(340)

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $80 and $4 in the three-month periods and net of tax of $254 and ($525) in the nine-month periods, respectively	1,125	620	3,739	(7,620)
Net change related to foreign currency translation adjustments	1,125	620	3,739	(7,620)

Other comprehensive income (loss), net of tax	1,265	(115)	5,690	(8,114)
Total comprehensive income	$54,940	$103,997	$117,009	$160,214

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,145	$51,975
Short-term investments	328,378	296,468
Accounts receivable, less reserves of $800 and $736 in 2016 and 2015, respectively	82,068	42,846
Unbilled revenue	10,090	24
Inventories	27,226	37,334
Prepaid expenses and other current assets	21,921	15,847
Total current assets	530,828	444,494
Long-term investments	315,927	273,088
Property, plant, and equipment, net	55,730	53,285
Goodwill	82,831	81,448
Intangible assets, net	4,716	6,315
Deferred income taxes	27,529	26,517
Other assets	2,526	2,609
Total assets	$1,020,087	$887,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,106	$7,860
Accrued expenses	42,593	33,272
Accrued income taxes	470	985
Deferred revenue and customer deposits	15,905	11,571
Total current liabilities	69,074	53,688
Deferred income taxes	346	319
Reserve for income taxes	5,104	4,830
Other non-current liabilities	1,615	3,252
Total liabilities	76,139	62,089

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 200,000 and 140,000 shares in 2016 and 2015, respectively, issued and outstanding: 85,666 and 84,856 shares in 2016 and 2015, respectively	171	170
Additional paid-in capital	349,981	311,008
Retained earnings	640,230	566,613
Accumulated other comprehensive loss, net of tax	(46,434)	(52,124)
Total shareholders’ equity	943,948	825,667
	$1,020,087	$887,756

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 2, 2016	October 4, 2015
	(unaudited)
Cash flows from operating activities:
Net income	$111,319	$168,328
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of discontinued business	255	(78,290)
Stock-based compensation expense	15,883	15,964
Depreciation of property, plant, and equipment	8,551	7,223
Amortization of intangible assets	2,581	3,203
Amortization of discounts or premiums on investments	288	536
Realized (gain) loss on sale of investments	(733)	(240)
Revaluation of contingent consideration	(463)	—
Change in deferred income taxes	(1,415)	(2,134)
Change in operating assets and liabilities:
Accounts receivable	(37,802)	(31,380)
Unbilled revenue	(9,986)	(2,233)
Inventories	10,780	(11,363)
Accounts payable	2,089	(6,823)
Accrued expenses	7,560	(4,010)
Accrued income taxes	(531)	18,032
Deferred revenue and customer deposits	4,071	6,035
Other	(5,789)	1,147
Net cash provided by operating activities	106,658	83,995
Cash flows from investing activities:
Purchases of investments	(598,955)	(547,553)
Maturities and sales of investments	529,207	521,464
Purchases of property, plant, and equipment	(10,491)	(13,017)
Cash paid for acquisition of business	(2,483)	(1,023)
Cash paid for purchased technology	—	(10,475)
Net cash received (paid) from sale of discontinued business	(113)	104,496
Net cash provided by (used in) investing activities	(82,835)	53,892
Cash flows from financing activities:
Issuance of common stock under stock plans	23,091	27,440
Repurchase of common stock	(18,941)	(126,351)
Payment of dividends	(18,761)	(12,137)
Payment of contingent consideration	(337)	—
Net cash provided by (used in) financing activities	(14,948)	(111,048)
Effect of foreign exchange rate changes on cash and cash equivalents	295	(2,970)
Net change in cash and cash equivalents	9,170	23,869
Cash and cash equivalents at beginning of period	51,975	55,694
Cash and cash equivalents at end of period	$61,145	$79,563
Non-cash items related to discontinued operations:
Stock-based compensation expense	$—	$1,533
Depreciation and amortization expense	—	566
Capital expenditures	—	482
The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2015	84,856	$170	$311,008	$566,613	$(52,124)	$825,667
Issuance of common stock under stock plans	1,224	1	23,090	—	—	23,091
Repurchase of common stock	(414)	—	—	(18,941)	—	(18,941)
Stock-based compensation expense	—	—	15,883	—	—	15,883
Payment of dividends	—	—	—	(18,761)	—	(18,761)
Net income	—	—	—	111,319	—	111,319
Net unrealized gain (loss) on cash flow hedges, net of tax of ($76)	—	—	—	—	(965)	(965)
Reclassification of net realized (gain) loss on cash flow hedges	—	—	—	—	427	427
Net unrealized gain (loss) on available-for-sale investments, net of tax of $481	—	—	—	—	2,672	2,672
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(183)	(183)
Foreign currency translation adjustment, net of tax of $254	—	—	—	—	3,739	3,739
Balance as of October 2, 2016 (unaudited)	85,666	$171	$349,981	$640,230	$(46,434)	$943,948

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
In the opinion of the management of Cognex Corporation (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business (more fully described in Note 14), necessary to present fairly the Company’s financial position as of October 2, 2016, and the results of its operations for the three-month and nine-month periods ended October 2, 2016 and October 4, 2015, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2016 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of October 2, 2016 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$6,354	$—	$—
Corporate bonds	—	297,779	—
Treasury bills	—	107,307	—
Asset-backed securities	—	103,522	—
Sovereign bonds	—	53,104	—
Euro liquidity fund	—	49,586	—
Agency bonds	—	23,552	—
Municipal bonds	—	9,455	—
Cash flow hedge forward contracts	—	82	—
Economic hedge forward contracts	—	75	—
Liabilities:
Cash flow hedge forward contracts	—	460	—
Economic hedge forward contracts	—	33	—
Contingent consideration liability	—	—	2,200
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
The Company did not record an other-than-temporary impairment of these financial assets during the nine-month period ended October 2, 2016.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the nine-month period ended October 2, 2016 (in thousands):

Balance as of December 31, 2015	$3,000
Payment of contingent consideration	(337)
Fair value adjustment to the contingent consideration	(463)
Balance as of October 2, 2016	$2,200
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method. During the third quarter of 2016, the Company received a distribution from the Partnership that was accounted for as a return of capital and reduced the carrying value of this investment to zero. Accordingly, the Company is no longer required to measure this investment at fair value on a non-recurring basis.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended October 2, 2016.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 2, 2016	December 31, 2015
Cash	$54,791	$45,951
Money market instruments	6,354	6,024
Cash and cash equivalents	61,145	51,975
Corporate bonds	134,245	54,376
Asset-backed securities	64,740	61,994
Euro liquidity fund	49,586	47,730
Treasury bills	36,728	109,360
Sovereign bonds	28,720	21,440
Municipal bonds	9,455	590
Agency bonds	4,904	978
Short-term investments	328,378	296,468
Corporate bonds	163,534	176,575
Treasury bills	70,579	44,437
Asset-backed securities	38,782	24,582
Sovereign bonds	24,384	13,503
Agency bonds	18,648	8,180
Municipal bonds	—	4,869
Limited partnership interest (accounted for using cost method)	—	942
Long-term investments	315,927	273,088
	$705,450	$621,531
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; the Euro liquidity fund invests in a portfolio of investment-grade bonds; treasury bills consist of debt securities issued by the U.S. government; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; and agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of October 2, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$134,232	$56	$(43)	$134,245
Asset-backed securities	64,696	49	(5)	64,740
Euro liquidity fund	49,256	330	—	49,586
Treasury bills	36,704	27	(3)	36,728
Sovereign bonds	28,719	5	(4)	28,720
Municipal bonds	9,443	12	—	9,455
Agency bonds	4,900	4	—	4,904
Long-term:
Corporate bonds	162,826	773	(65)	163,534
Treasury bills	70,535	60	(16)	70,579
Asset-backed securities	38,716	72	(6)	38,782
Sovereign bonds	24,362	31	(9)	24,384
Agency bonds	18,610	38	—	18,648
	$642,999	$1,457	$(151)	$644,305
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 2, 2016 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$55,613	$(50)	$24,991	$(58)	$80,604	$(108)
Treasury bills	44,714	(19)	—	—	44,714	(19)
Asset-backed securities	7,074	(2)	13,580	(9)	20,654	(11)
Sovereign bonds	16,414	(11)	3,398	(2)	19,812	(13)
	$123,815	$(82)	$41,969	$(69)	$165,784	$(151)
As of October 2, 2016, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $55,000 and $0, respectively, during the three-month period ended October 2, 2016 and $26,000 and $7,000, respectively, during the three-month period ended October 4, 2015. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $280,000 and $97,000, respectively, during the nine-month period ended October 2, 2016 and $434,000 and $194,000, respectively, during the nine-month period ended October 4, 2015. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 2, 2016 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$134,245	$71,977	$84,825	$2,212	$4,520	$297,779
Asset-backed securities	64,740	20,212	8,722	9,689	159	103,522
Treasury bills	36,728	70,579	—	—	—	107,307
Sovereign bonds	28,720	19,749	4,635	—	—	53,104
Euro liquidity fund	49,586	—	—	—	—	49,586
Agency bonds	4,904	15,930	2,718	—	—	23,552
Municipal bonds	9,455	—	—	—	—	9,455
	$328,378	$198,447	$100,900	$11,901	$4,679	$644,305
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000, with an expiration date of December 31, 2017. The Company does not have the right to withdraw from the partnership prior to this date. As of October 2, 2016, the Company contributed $19,886,000 to the partnership.  The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2017. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made during the nine-month period ended October 2, 2016. The Company received a cash distribution of $1,492,000 during the third quarter of 2016, of which $942,000 was accounted for as a return of capital, reducing the carrying value of this investment to zero, with the remaining $550,000 recorded as investment income.
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 2, 2016	December 31, 2015
Raw materials	$19,427	$27,301
Work-in-process	2,293	3,136
Finished goods	5,506	6,897
	$27,226	$37,334
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2015	$4,174
Provisions for warranties issued during the period	2,292
Fulfillment of warranty obligations	(2,056)
Foreign exchange rate changes	134
Balance as of October 2, 2016	$4,544
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	October 2, 2016		December 31, 2015
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
United States Dollar	5,225	$5,225	16,720	$16,720
Japanese Yen	547,500	4,961	942,500	7,605
Hungarian Forint	117,000	414	547,000	1,893
Singapore Dollar	428	302	2,063	1,425
Canadian Dollar	—	—	41	37
British Pound	—	—	25	34
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	775,000	$7,700	700,000	$5,800
British Pound	1,525	1,985	1,650	2,441
Korean Won	1,750,000	1,595	1,400,000	1,187
Hungarian Forint	355,000	1,269	250,000	857
Singapore Dollar	1,575	1,252	1,525	1,074
Taiwanese Dollar	27,225	1,249	26,425	800
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	October 2, 2016	December 31, 2015	Sheet Location	October 2, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$82	$441	Accrued expenses	$460	$201
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$75	$9	Accrued expenses	$33	$43

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	October 2, 2016	December 31, 2015		October 2, 2016	December 31, 2015
Gross amounts of recognized assets	$157	$479	Gross amounts of recognized liabilities	$507	$279
Gross amounts offset	—	(29)	Gross amounts offset	(14)	(35)
Net amount of assets presented	$157	$450	Net amount of liabilities presented	$493	$244

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$(332)	$(122)	$(332)	$(122)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$(250)	$(125)	$(453)	$(436)
	Research, development, and engineering expenses	1	(3)	5	16
	Selling, general, and administrative expenses	8	38	21	151
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(241)	$(90)	$(427)	$(269)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$24	$(322)	$(1,089)	$20
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2015	$206
Reclassification of net realized loss on cash flow hedges into current operations	427
Net unrealized loss on cash flow hedges	(965)
Balance as of October 2, 2016	$(332)
Net losses expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $332,000.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of October 2, 2016, the Company had 8,234,451 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the nine-month period ended October 2, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	6,644	$28.27
Granted	1,751	34.10
Exercised	(1,224)	18.87
Forfeited or expired	(141)	36.97
Outstanding as of October 2, 2016	7,030	$31.18	7.4	$152,398
Exercisable as of October 2, 2016	2,700	$23.01	5.6	$80,589
Options vested or expected to vest as of October 2, 2016 (1)	6,391	$30.59	7.2	$142,335
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Risk-free rate	1.7%	2.1%	1.7%	2.1%
Expected dividend yield	0.84%	1.25%	0.84%	1.25%
Expected volatility	41%	40%	41%	40%
Expected term (in years)	5.5	5.4	5.5	5.4
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended October 2, 2016 and October 4, 2015 were $12.34 and $14.36, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended October 2, 2016 and October 4, 2015 were $12.25 and $14.35, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended October 2, 2016 and October 4, 2015 were $23,139,000 and $4,506,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended October 2, 2016 and October 4, 2015 were $32,514,000 and $43,737,000, respectively. The total fair values of stock options vested for the three-month periods ended October 2, 2016 and October 4, 2015 were $679,000 and $565,000, respectively. The total fair values of stock options vested for the nine-month periods ended October 2, 2016 and October 4, 2015 were $16,724,000 and $14,984,000, respectively.
As of October 2, 2016, total unrecognized compensation expense related to non-vested stock options was $22,193,000, which is expected to be recognized over a weighted-average period of 1.64 years.
The following table summarizes the Company's restricted stock activity for the nine-month period ended October 2, 2016:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Nonvested as of December 31, 2015	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of October 2, 2016	20	$34.05	$1,057
(1) Fair market value as of October 2, 2016.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 2, 2016 were $4,622,000 and $1,520,000, respectively, and for the three-month period ended October 4, 2015 were $5,493,000 and $1,865,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 2, 2016 were $15,883,000 and $5,210,000, respectively, and for the nine-month period ended October 4, 2015 were $17,070,000 and $5,734,000, respectively. No compensation expense was capitalized as of October 2, 2016 or December 31, 2015.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Cost of revenue	$273	$351	$795	$1,167
Research, development, and engineering	1,366	1,130	4,942	4,097
Selling, general, and administrative	2,983	2,906	10,146	10,273
Discontinued operations	—	1,106	—	1,533
	$4,622	$5,493	$15,883	$17,070
NOTE 11: Stock Repurchase Program
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of October 2, 2016, the Company repurchased 2,666,000 shares at a cost of $100,000,000 under this program, including 355,000 shares at a cost of $16,064,000 during the nine-month period ended October 2, 2016. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program commenced during the third quarter of 2016. As of October 2, 2016, the Company repurchased 59,000 shares at a cost of $2,877,000 under this program. The Company may repurchase shares under the November 2015 program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Income tax provision at federal statutory corporate tax rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(17)%	(19)%	(17)%	(19)%
Tax credit	(1)%	—%	(1)%	—%
Discrete tax events	(13)%	(5)%	(7)%	(2)%
Income tax provision on continuing operations	5%	12%	11%	15%
In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. This provision is required to be applied prospectively and therefore, prior periods were not restated. Additionally, this ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In order to improve comparability, the Company applied this provision of the amendment retrospectively. For the nine-month period ended October 4, 2015, the Company reclassified a tax benefit of $9,937,000 from cash flows provided by financing activities to cash flows provided by operating activities on the consolidated statement of cash flows.
The effective tax rate for 2016 included the impact of the following discrete tax events: (1) a decrease in tax expense of $463,000 in the first quarter of 2016, $745,000 in the second quarter of 2016, and $6,038,000 in the third quarter of 2016 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises, (2) an increase in tax expense of $104,000 recorded in the second quarter of 2016 and a decrease in tax expense of $543,000 recorded in the third quarter of 2016 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (3) a decrease in tax expense of $893,000 recorded in the third quarter of 2016 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties. These discrete events decreased the effective tax rate on continuing operations from a provision of 18% to a provision of 5% and 11% for the three-month and nine-month periods ended October 2, 2016, respectively.
The effective tax rate for 2015 included the impact of the following discrete tax events: (1) a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset, (4) a decrease in tax expense of $993,000 recorded in the third quarter of 2015 for the final true-up of the prior year's tax accrual upon filing the actual tax returns, and (5) a decrease in tax expense of $611,000 recorded in the third quarter of 2015 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties. These discrete events decreased the effective tax rate on continuing operations from a provision of 17% to a provision of 12% and 15% for the three-month and nine-month periods ended October 4, 2015.
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
During the nine-month period ended October 2, 2016, the Company recorded a $281,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $47,000 for the nine-month period ended October 2, 2016.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s reserve for income taxes, including gross interest and penalties, was $6,131,000 as of October 2, 2016, which included $5,104,000 classified as a non-current liability and $1,027,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $610,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $950,000 to $1,050,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Japan, and within the United States, Massachusetts and California. Within the United States, the tax years 2013 through 2015 remain open to examination by the Internal Revenue Service and various state tax authorities. The tax years 2012 through 2015 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Basic weighted-average common shares outstanding	85,460	86,303	85,167	86,756
Effect of dilutive stock options	1,886	1,473	1,638	1,803
Weighted-average common and common-equivalent shares outstanding	87,346	87,776	86,805	88,559
Stock options to purchase 491,375 and 3,641,279 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 2, 2016, respectively, and 3,251,000 and 2,049,000 for the same periods in 2015, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 14: Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). The financial results of SISD are reported as a discontinued operation for the three-month and nine-month periods ended October 2, 2016 and October 4, 2015.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Revenue	$—	$—	$—	$23,248
Cost of revenue	—	—	—	(11,291)
Research, development, and engineering expenses	—	—	—	(2,126)
Selling, general, and administrative expenses	—	—	—	(7,800)
Foreign currency gain (loss)	—	—	—	(177)
Operating income from discontinued operations	—	—	—	1,854
Gain (loss) on sale of discontinued operations	—	125,465	(404)	125,465
Income (loss) from discontinued operations before income tax expense (benefit)	—	125,465	(404)	127,319
Income tax expense (benefit) on discontinued operations	—	47,175	(149)	47,801
Net income (loss) from discontinued operations	$—	$78,290	$(255)	$79,518

Significant non-cash items related to the discontinued business were as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Stock-based compensation expense	$—	$1,106	$—	$1,533
Capital expenditures	—	—	—	482
Depreciation expense	—	—	—	401
Amortization expense	—	—	—	165
NOTE 15: Acquisitions
AQSense, S.L.
On August 30, 2016, the Company acquired selected assets and assumed selected liabilities of AQSense, S.L., a privately-held 3D machine vision software provider based in Spain. This transaction has been accounted for as a business combination. The Company paid €2,200,000 ($2,483,000) in cash upon closing. There are no contingent payments. The purchase price was subject to a working capital adjustment of €32,000 ($36,000), which was paid in October 2016, thereby increasing the purchase price to €2,232,000 ($2,519,000).
Under this transaction, in addition to customer relationships and completed technology, the Company acquired a 3D vision tool library and a team of software engineers that are expected to help the Company accelerate the development of future 3D vision products. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.
The purchase price was allocated as follows (in thousands):

Accounts receivable	$168
Customer relationships	598
Completed technology	384
Goodwill	1,383
Accrued expenses	(14)
Purchase price	$2,519
The customer relationships and completed technology are included in "intangible assets" on the Consolidated Balance Sheet. The customer relationships will be amortized to selling, general and administrative expenses, and the completed technology will be amortized to cost of revenue, both on a straight-line basis over five years. The acquired goodwill is not deductible for tax purposes. Transaction costs were immaterial and were expensed as incurred.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EnShape GmbH
On October 27, 2016, the Company acquired all of the outstanding shares of EnShape GmbH, a privately-held developer of 3D sensors based in Germany, for a purchase price of €7,000,000.
Given the timing of the acquisition, the Company is in the process of completing the purchase price allocation, which will be recorded in the fourth quarter of 2016. Transaction costs are immaterial and are being expensed as incurred.
Pro-forma information for these acquisitions has not been presented because they are not material, either individually or in the aggregate.
NOTE 16: Subsequent Events
On October 31, 2016, the Company’s Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable December 16, 2016 to all shareholders of record as of the close of business on December 2, 2016.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, the timing for recognition of revenue, expected areas of growth, research and development activities, product mix, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (19) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The forward-looking statements speak only as of the date made and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

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
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 96% of total revenue for the third quarter of 2016 compared to 95% of total revenue for the third quarter of 2015.
A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 4% of total revenue for the third quarter of 2016 compared to 5% of total revenue for the third quarter of 2015.

Revenue for the third quarter of 2016 totaled $147,952,000, representing an increase of $40,365,000, or 38%, from the third quarter of 2015. Although the majority of this increase came from a material customer in the consumer electronics industry, revenue from other customers also increased from the prior year by 11%. Gross margin was 78% of revenue in the third quarter of 2016 compared to 76% of revenue in the third quarter of 2015 due primarily to the mix of products and services sold to this customer in each period. Operating expenses increased by $7,892,000, or 15%, from the third quarter of 2015 due principally to higher achievement on bonus plans tied to the Company's operating income margin. Operating income was $54,528,000, or 37% of revenue, in the third quarter of 2016 compared to $28,485,000, or 26% of revenue, in the third quarter of 2015; net income from continuing operations was $53,675,000, or 36% of revenue, in the third quarter of 2016 compared to $25,822,000, or 24% of revenue, in the third quarter of 2015; and net income from continuing operations per diluted share was $0.61 in the third quarter of 2016 compared to $0.29 in the third quarter of 2015.
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
Revenue
Revenue increased by $40,365,000, or 38%, for the three-month period and increased by $38,642,000, or 11%, for the nine-month period. Changes in foreign currency exchange rates did not have a material impact on revenue in either period. Revenue from factory automation customers increased by $39,651,000 for the three-month period and increased by $39,190,000 for the nine-month period, while revenue from semiconductor and electronics capital equipment manufacturers, which represented only 4% and 5% of total revenue for the three-month and nine-month periods in 2016, respectively, increased by $714,000 for the three-month period and decreased by $548,000 for the nine-month period.
Higher revenue from a material customer in the consumer electronics industry represented a significant portion of the increase in factory automation revenue for the three-month period due largely to the timing of when orders were recognized as revenue in each year. In 2015, the majority of revenue from this customer was recognized in the second quarter with a still large, but lesser, amount recognized in the third quarter. In 2016, revenue from this customer was recognized more evenly between the second and third quarters. Revenue from this customer has historically not been significant in either the first or fourth quarters of the year. Future seasonality will depend on a number of items, including that customer's product introduction cycles.
Revenue from other factory automation customers increased by 11% for both the three-month and nine-month periods. These increases were driven by a higher volume of products sold in the Company's largest three regions, the Americas, Europe, and Greater China, with the largest percentage growth coming from Greater China. The increased volume in the Americas for the nine-month period was largely driven by higher revenue from customers in the logistics industry. The Company reported its highest level of revenue in the logistics industry in the second quarter of 2016. Excluding the material customer noted in the preceding paragraph, we experienced a sequential decline in factory automation revenue from the second quarter to the third quarter of 2016 due to lower logistics revenue from the particularly high second quarter level, as well as a seasonal slowdown in the broader factory automation market that we typically experience during the summer months, particularly in Europe.
Gross Margin
Gross margin as a percentage of revenue was 78% and 77% for the three-month and nine-month periods in 2016, respectively, compared to 76% and 78% for the same periods in 2015. The decrease for the nine-month period was due to a trend toward higher hardware content in our product sales as we move away from software-only solutions, higher inventory charges, and an increased level of logistics projects that require installation services with relatively lower margins. The second quarter of 2016 included an inventory charge that reduced gross margin for the nine-month period by approximately 40 basis points resulting from changes in product development plans that are not expected to recur for the remainder of the year. These decreases were partially offset by the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from higher revenue levels as fixed manufacturing costs were spread over a larger revenue base.

The increase in gross margin for the three-month period was due in part to higher margins on sales to a material customer in the consumer electronics industry. Although this customer, which receives preferred pricing, represented a greater percentage of total revenue in the third quarter of 2016 compared to the third quarter of 2015, the mix of products and on-site support services sold to this customer in 2016 compared to 2015 had a favorable impact on the gross margin for the three-month period. The increase for the three-month period was also due to the favorable impact of material cost reductions and volume purchasing.
Operating Expenses
Research, Development, and Engineering Expenses increased by $1,626,000, or 10%, for the three-month period and increased by $6,564,000, or 13%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
RD&E expenses in 2015	$16,977	$52,265
Company bonus accruals	2,086	2,830
Personnel-related costs	362	2,558
Stock-based compensation expense	245	853
Outsourced engineering costs	(898)	(304)
Other	(169)	627
RD&E expenses in 2016	$18,603	$58,829
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product introductions and the higher business level. Higher company bonus accruals were recorded in 2016 as a result of higher achievement levels on plans that were set at the beginning of the year. In addition, stock-based compensation expense was higher than the prior year. These increases were partially offset by lower outsourced engineering costs. Personnel-related costs and outsourced engineering costs were both particularly high in the first quarter of each year due to the development of engineering prototypes for customer orders that were received later in the year.
RD&E expenses as a percentage of revenue were 13% and 15% for the three-month and nine-month periods in 2016, respectively, compared to 16% and 15% for the same periods in 2015. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. Although we target our RD&E spending to be between 10% and 15% of revenue, this percentage is impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $6,266,000, or 17%, for the three-month period and increased by $4,145,000, or 3%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
SG&A expenses in 2015	$35,806	$118,980
Company bonus accruals	2,583	3,403
Personnel-related costs	439	2,694
Sales commissions	963	910
Sales demonstration equipment	650	203
Microscan legal fees and settlement	—	(5,023)
Other	1,631	1,958
SG&A expenses in 2016	$42,072	$123,125
SG&A expenses increased from the prior year due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. Higher company bonus accruals and sales commissions were recorded in 2016 as a result of higher achievement levels on plans that were set at the beginning of the year. In addition, the Company increased its spending on sales demonstration equipment related to new products. Offsetting these increases was the settlement of patent litigation actions with Microscan Systems, Inc. in the second quarter of 2015. The Company incurred legal fees related to these actions totaling $3,190,000 in the nine-month period in 2015 and recorded a settlement expense of $1,833,000 in the second quarter of 2015.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $607,000 and $377,000 for the three-month and nine-month periods in 2016, respectively, compared to losses of $40,000 for the three-month period in 2015 and gains of $580,000 for the nine-month period in 2015. The foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $1,206,000, or 143%, for the three-month period and increased $1,983,000, or 75%, for the nine-month period. In the third quarter of 2016, the Company received a $1,492,000 cash distribution from its limited partnership investment, of which $942,000 was accounted for as a return of capital, reducing the carrying value of this investment to zero, with the remaining $550,000 recorded as investment income. Future distributions will be recorded as investment income. The remaining increase in investment income was due primarily to increased funds available for investment.
The Company recorded other income of $374,000 and $803,000 for the three-month and nine-month periods in 2016, respectively, compared to other expense of $23,000 and $388,000 for the same periods in 2015. Other income for the nine-month period in 2016 included a $463,000 benefit resulting from a decrease in the fair value of the contingent consideration liability that arose from a business acquisition completed in the third quarter of 2015. In addition, the Company received a foreign government subsidy in the amount of $422,000 that was recorded as other income in the third quarter of 2016. Other income (expense) also includes rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was 5% and 11% of the Company’s pre-tax income for the three-month and nine-month periods in 2016, respectively, compared to 12% and 15% for the same periods in 2015.
The effective tax rate for 2016 included a decrease in tax expense of $463,000 in the first quarter of 2016, $745,000 in the second quarter of 2016, and $6,038,000 in the third quarter of 2016 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. In the first quarter of 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. The effective tax rate for 2016 also included an increase in tax expense of $104,000 recorded in the second quarter of 2016 and a decrease in tax expense of $543,000 recorded in the third quarter of 2016 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, as well as a decrease in tax expense of $893,000 recorded in the third quarter of 2016 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
The effective tax rate for 2015 included a decrease in tax expense of $364,000 recorded in the first quarter of 2015 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, a decrease in tax expense of $112,000 recorded in the second quarter of 2015 from the final true-up of the prior year's tax accrual upon filing the actual tax returns, an increase in tax expense of $65,000 recorded in the second quarter of 2015 from the write down of a deferred tax asset, a decrease in tax expense of $993,000 recorded in the third quarter of 2015 for the final true-up of the prior year's tax accrual upon filing the actual tax returns, and a decrease in tax expense of $611,000 recorded in the third quarter of 2015 from the expiration of statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was approximately 18% for all periods presented. The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland and China. The statutory tax rate is 12.5% in Ireland and 25% in China. International rights to certain of the Company’s intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate lower than the above mentioned statutory rates.

Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specializes in machine vision products that inspect the surfaces of materials processed in a continuous fashion. Net loss from discontinued operations was $255,000 for the nine-month period in 2016, compared to net income of $78,290,000 for the three-month period in 2015 and net income of $79,518,000 for the nine-month period in 2015. Net income from discontinued operations in the prior year represents the operating results of SISD for periods prior to the sale transaction closing date.
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

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash, cash equivalent, and investment balance of $705,450,000 as of October 2, 2016. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period in 2016 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the payment of dividends, the repurchase of common stock, and capital expenditures. Cash flows from operating activities included a significant increase in accounts receivable and unbilled revenue related to a material customer in the consumer electronics industry that the Company expects to bill and collect before year end. Capital expenditures for the nine-month period in 2016 totaled $10,491,000 and consisted primarily of computer hardware, computer software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts.
On August 21, 2015, the Company acquired selected assets of Manatee Works, Inc. The Company paid $1,023,000 in cash upon closing and $337,000 in cash during the second quarter of 2016 that was contingent upon reaching a milestone revenue level. Future contingent payments, which are also based upon reaching milestone revenue levels, had an estimated fair value of $2,200,000 as of October 2, 2016, with $800,000 to be paid if earned in the third quarter of 2017 and $1,400,000 to be paid if earned in the third quarter of 2018.
On August 30, 2016, the Company acquired selected assets and assumed selected liabilities of AQSense, S.L. The Company paid $2,483,000 in cash upon closing and $36,000 in cash in October 2016 representing a working capital adjustment. There are no contingent payments related to this transaction.
The Company’s Board of Directors declared and paid a cash dividend of $0.07 per share in the second, third, and fourth quarters of 2015, as well as in the first quarter of 2016. The cash dividend was increased to $0.075 per share in the second and third quarters of 2016. Dividends paid during the nine-month period in 2016 amounted to $18,761,000. The dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company's Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no dividends were declared or paid in 2013, 2014, or the first quarter of 2015. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of October 2, 2016, the Company repurchased 2,666,000 shares at a cost of $100,000,000 under this program, including 355,000 shares at a cost of $16,064,000 during the nine-month period ended October 2, 2016. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program commenced during the third quarter of 2016. As of October 2, 2016, the Company repurchased 59,000 shares at a cost of $2,877,000 under this program. The Company may repurchase shares under the November 2015 program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

The Company believes that its existing cash, cash equivalent, and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of October 2, 2016, the Company had $705,450,000 million in cash, cash equivalents, and debt securities that could be converted into cash. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

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
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 2, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 - July 31, 2016	—	$—	—	$107,346,000
August 1 - August 28, 2016	97,500	49.69	97,500	102,501,000
August 29 - October 2, 2016	108,400	49.61	108,400	97,123,000
Total	205,900	$49.65	205,900	$97,123,000
(1) In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. Purchases under this program commenced in the third quarter of 2015. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this program commenced once the August 2015 program was completed in September 2016.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended October 2, 2016, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2016 and October 4, 2015; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended October 2, 2016 and October 4, 2015; (iii) Consolidated Balance Sheets as of October 2, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the nine-month periods ended October 2, 2016 and October 4, 2015; (v) Consolidated Statement of Shareholders’ Equity for the nine-month period ended October 2, 2016; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 31, 2016	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard A. Morin
Richard A. Morin
Executive Vice President of Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)