Form 10-K
period 2016-12-31
COGNEX CORP
filed 2017-02-16
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or
[    ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .
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
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 3, 2016: $3,486,705,000
Common stock, par value $.002 per share, outstanding as of January 29, 2017: 86,053,044 shares
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
Machine Vision Market
Cognex machine vision is primarily used in the manufacturing sector, where the technology is widely recognized as an important component of automated production and quality assurance. In this sector, the Company’s customers are primarily in the factory automation market. Factory automation customers purchase Cognex vision products and incorporate them into their manufacturing processes. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market includes a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the assembly process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 96% of total revenue in 2016 compared to 95% of total revenue in 2015.
A small percentage of our customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex vision products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 4% of total revenue in 2016 compared to 5% of total revenue in 2015.
In 2016, 2015, and 2014, direct and indirect revenue from Apple Inc. accounted for 19%, 18%, and 16% of total revenue, respectively. In 2016, reported revenue from this customer included $7,944,000 related to shipments from prior years for which revenue was deferred until 2016 when revenue recognition criteria were met.
Business Strategy
Our goal is to expand our position as a leading worldwide provider of machine vision products. We are selective in choosing growth opportunities that we believe will maintain our historically high gross margin percentages, which have ranged from the mid-to-high 70s for the past several years and reflect the value our customers place on our innovative products. Our strong and unique corporate culture reinforces our values of customer first and innovation, and enables us to attract and retain smart, highly-educated, experienced talent who are motivated to solve the most challenging vision tasks.
We invest heavily in research and development in order to maintain our position as a technology leader in machine vision. We invest in technology that makes vision easier to use and more affordable, and therefore, available to a broader base of customers, such as our vision sensor products that enable customers with a lower budget to use machine vision without the help of sophisticated engineers. We also invest in technology that addresses the most challenging vision applications, such as our 3D vision products that solve applications where a height or volume measurement is required. We identify large customers with high-volume applications and offer them collaborative development to deliver solutions to solve their complex vision problems.
We continue to invest in our core markets, such as consumer electronics and automotive, where we are a leading provider of vision and ID products for factory automation, while we seek opportunities to expand into adjacent markets for vision, such as logistics, airport baggage handling, mobile terminals, life science, and collaborative robotics. We invest through internal development, as well as the acquisition of businesses and technologies.
We reach a broad base of customers through our worldwide direct sales force that sells to large, strategic customers, as well as through our network of distributors and integrators that sell to smaller customers who may be more geographically remote. We invest in emerging, high-growth regions where many manufacturers can benefit from incorporating machine vision into their production processes. This includes investment in our fast-growing region, China, where rising wages for assembly workers and a greater focus on product quality are driving assembly automation, particularly in the consumer electronics industry.
Acquisitions and Divestitures
Our business strategy includes selective expansion into new machine vision applications and markets through the acquisition of businesses and technologies. In 2016 and 2015, we completed five small business acquisitions, which were not material individually or in the aggregate. The total purchase price for each business ranged from $2.5 million to $8 million. In addition to completed technology and customer relationships, these acquisitions included engineering talent expected to help accelerate the development of future products. Management considers business acquisitions to be an important part of our growth strategy, and although we continue to actively seek out acquisition opportunities, we are selective in choosing businesses that we believe will enhance our long-term growth rate and profitability. We plan to continue to seek opportunities to expand our product lines, customer base, distribution network, and technical talent through acquisitions in the machine vision industry.
On July 6, 2015, we completed the sale of our Surface Inspection Systems Division (SISD) to AMETEK, Inc. for $156 million in cash. The after-tax gain associated with this sale was $78 million. SISD specialized in machine vision products that inspect the surfaces of materials processed in a continuous fashion. SISD did not meet our long-term objectives and its divestiture was a strategic decision for us. With this sale, we are focusing our efforts on discrete manufacturing where we see the greatest growth potential. The financial results of SISD are reported as a discontinued operation in this Annual Report on Form 10-K and all prior period comparative financial data have been reported excluding SISD.
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
Products
Cognex offers a full range of vision and ID products designed to meet customer needs at different performance and price points. Our products range from low-cost vision sensors that are easily integrated, to PC-based systems for users with more experience or more complex requirements. Our products also have a variety of physical forms, depending upon the user's needs. For example, customers can purchase vision software to use with their own camera and processor, or they can purchase a standalone unit that combines camera, processor, and software into a single package.
Vision Software
Vision software provides users with the most flexibility by combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripheral equipment of their choice. The vision software may run on the customer’s PC, which enables easy integration with PC-based data and controls. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex's VisionPro® software offers an extensive suite of patented vision tools for advanced programming, while Cognex Designer allows customers to build complete vision applications with the simplicity of a graphical, flowchart-based programming environment. Cognex also offers a series of displacement sensors that are sold with vision software for use in highly demanding 3D applications.
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

Vision Sensors
Unlike general-purpose vision systems that can be programmed to perform a wide variety of vision tasks, vision sensors are designed to deliver very simple, low-cost, reliable solutions for a limited number of common vision applications such as checking the presence and size of parts. Cognex offers the In-Sight 2000 Series, which combines the power of an In-Sight vision system with the simplicity and affordability of a vision sensor.
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
Cognex also offers applications in the automatic identification market outside of the manufacturing sector, such as using ID products in logistics automation for package sorting and distribution. As shipping volumes grow and more retail sales occur through ecommerce, more distribution centers are choosing to upgrade their traditional laser-based scanners to image-based barcode readers, which will cost-effectively increase package sorter efficiency and throughput by improving read rates. Cognex offers the DataMan® product line of barcode readers, which includes both hand-held and fixed-mount models, and barcode verifiers, as well as the MX-1000 Series of vision-enabled Mobile Terminals that allow customers to leverage the latest mobile device technology for industrial barcode reading applications.
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
As of December 31, 2016, Cognex employed 387 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $78,269,000 in 2016, $69,791,000 in 2015, and $55,831,000 in 2014, or approximately 15%, 15%, and 13% of revenue, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time-to-market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. At any point in time, we have numerous research and development projects underway. Although we target our annual RD&E spending to be between 10% and 15% of total revenue, this percentage is impacted by revenue levels and investing cycles.
Manufacturing and Order Fulfillment
Cognex’s products are manufactured utilizing a turnkey operation whereby the majority of component procurement, system assembly, and initial testing are performed by third-party contract manufacturers. Cognex’s primary contract manufacturer is located in Indonesia. The contract manufacturers use specified components sourced from a vendor list approved by Cognex and assembly/test documentation created and controlled by Cognex. Certain components are presently sourced from a single vendor that is selected based upon price and performance considerations. In the event of a supply disruption from a single-source vendor, these components may be purchased from an alternative vendor.
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

As of December 31, 2016, Cognex’s sales force consisted of 540 professionals, and our partner network consisted of 468 active integrators and authorized distributors. Sales engineers call directly on targeted accounts, with the assistance of application engineers, and manage the activities of our partners within their territories in order to provide the most advantageous sales model for our products. The majority of our sales engineers are degreed engineers. Cognex has sales and support personnel located throughout the Americas, Europe, and Asia.
Sales to customers based outside of the United States represented approximately 74% of total revenue in 2016 compared to approximately 73% of total revenue in 2015. In 2016, approximately 45% of our total revenue came from customers based in Europe, 12% from customers based in Greater China, 6% from customers based in Japan, and 11% from customers based in other regions outside the United States. Sales to customers based in Europe are denominated in Euros and U.S. Dollars, sales to customers based in Greater China are denominated in Yuan for sales within Mainland China and U.S. Dollars in other territories, sales to customers based in Japan are predominantly denominated in Yen, and sales to customers based in other regions are denominated in U.S. Dollars. Financial information about geographic areas may be found in Note 18 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual Report on Form 10-K.
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
As of December 31, 2016, Cognex had been granted, or owned by assignment, 571 patents issued worldwide and had another 415 patent applications pending worldwide. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, VisionPro®, In-Sight®, and DataMan®, as well as many common-law marks.
Compliance with Environmental Provisions
Cognex’s capital expenditures, earnings, and competitive position are not materially affected by compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.
Competition
The machine vision market is fragmented and our competitors are typically other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. In addition, in the semiconductor and electronics capital equipment market, and with respect to machine builders in the factory automation market, we compete with the internal engineering departments of current or prospective customers. In the identification and logistics market, we compete with manufacturers of automatic identification systems. Key competitors with a global presence include Keyence Corporation, Sick AG, and Omron Corporation. Any of these competitors may have greater financial and other resources than Cognex. Although we consider Cognex to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number of competitors are not available.
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

Backlog
As of December 31, 2016, backlog, which includes deferred revenue, totaled $39,335,000, compared to $27,020,000 as of December 31, 2015. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 120 days for customers in the logistics industry and primarily within 60 days for customers in all other industries. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.
Employees
As of December 31, 2016, Cognex employed 1,421 persons, including 731 in sales, marketing, and service activities; 387 in research, development, and engineering; 140 in manufacturing and quality assurance; and 163 in information technology, finance, and administration. Of our 1,421 employees, 786 are based outside of the United States. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.
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
Revenue from a single customer accounted for 19%, 18%, and 16% of total revenue in 2016, 2015, and 2014, respectively. Customers of this size may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of revenue from other customers. In addition, customers of this size may receive preferred pricing and a higher level of post-sale support, which may lower our gross margin percentage. Furthermore, we have extended credit terms to this customer, resulting in large expenditures for inventory months in advance of cash collection, as well as large accounts receivable balances denominated in U.S. Dollars on our Irish subsidiary’s Euro-denominated books that exposes us to foreign currency gains or losses while these receivables are outstanding. In certain instances due to long supplier lead times, we have purchased inventory in advance of receipt of a customer purchase order, which exposes us to an increased risk of excess or obsolete inventory and resulting charges.
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
Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world. If global economic conditions were to deteriorate, our revenue and our ability to generate operating profits could be materially adversely affected.

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
As of December 31, 2016, the Company had $745 million in cash and investments. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather another economic downturn. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.
A downturn in the consumer electronics or automotive industries may adversely affect our business.
In 2016, the largest industries that we served in the factory automation market were the consumer electronics and automotive industries. Our business is impacted by the level of capital spending in these industries, as well as the product design cycles of our major customers in these industries. The market leaders in these industries are able to exert purchasing power over their vendors' supply chains, and our large customers in these industries may decide to purchase fewer products from Cognex or stop purchasing from Cognex altogether. As a result, our operating results could be materially and adversely affected by declining sales in these industries.
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
Recent political developments, including the Brexit vote in the U.K. and the presidential election in the U.S., may impact global economic conditions, and in turn, our revenue levels. In 2016, approximately 74% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, certain of our products are assembled by third-party contract manufacturers, primarily located in Indonesia. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

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
Our foreign currency hedging program includes foreign currency cash flow hedges that protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These derivatives are designated for hedge accounting, and therefore, the effective portion of the forward contract's gain or loss is reported in shareholders' equity as other comprehensive income (loss) and is reclassified into current operations as the hedged transaction impacts current operations. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current operations immediately as opposed to when the hedged transaction impacts current operations. This may result in material foreign currency gains or losses.
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
A significant portion of our revenues and expenses are denominated in the Euro, the Japanese Yen, and the Chinese Yuan, also known as Renminbi. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro and U.S. Dollar in Europe, the Yuan in Mainland China, the Yen in Japan, and the U.S. Dollar in other regions. We estimate that approximately 43% of our sales in 2016 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Information security breaches or business system disruptions may adversely affect our business.
We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by hacking, malicious software, or acts of vandalism or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in theft of our intellectual property, a misappropriation of our cash or other assets, an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results.

Disruptions with our management information systems may cause significant business disruption. In 2017, we expect to begin work to replace our Enterprise Resource Planning (ERP) system, which is the management information system that integrates our manufacturing, order fulfillment, and financial activities. We expect the new system to be placed into service either late in 2017 or early in 2018. Replacing an ERP system is a significant investment in terms of both time and money, and may divert management's attention from other operational matters. The conversion from the old system to the new system may result in significant business disruption, including our ability to process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with our ERP system, or any of our other management information systems, may have a material adverse effect on our operating results.
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
We have in the past acquired, and will in the future consider the acquisition of, businesses and technologies in the machine vision industry. Our business may be negatively impacted by risks related to those acquisitions. These risks include, among others:

•	the inability to find or close attractive acquisition opportunities,

•	the diversion of management’s attention from other operational matters,

•	the inability to realize expected synergies resulting from the acquisition,

•	difficulties or delays in integrating the personnel, operations, technologies, products and systems of acquired businesses,

•	the failure to retain key customers or employees, and

•	the impairment of acquired intangible assets resulting from lower-than-expected cash flows from the acquired assets.
Acquisitions are inherently risky and the inability to effectively manage these risks could have a material adverse effect on our operating results.
We are at risk for impairment charges with respect to our investments or for acquired intangible assets or goodwill, which could have a material adverse effect on our results of operations.
As of December 31, 2016, our investment portfolio of debt securities totaled $666 million. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2016, our portfolio of debt securities had a net unrealized gain of $65,000. Included in this net gain, were gross unrealized losses totaling $848,000, of which $814,000 were in a loss position for less than twelve months and $34,000 were in a loss position for greater than twelve months. As of December 31, 2016, these unrealized losses were determined to be temporary. However, if conditions change and future unrealized losses were determined to be other-than-temporary, we would be required to record an impairment charge.
Management monitors the carrying value of its debt securities compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative. Management considers the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. Should the fair value of investments decline in future periods below their carrying value, management will need to determine whether this decline is other-than-temporary and future impairment charges may be required.
As of December 31, 2016, we had $95 million in acquired goodwill. The fair value of goodwill is susceptible to changes in the fair value of the reporting segment in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to our net book value may result in future impairment charges.
As of December 31, 2016, we had $8 million in acquired intangible assets, consisting primarily of acquired completed technologies and customer relationships. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of the asset, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets, such as the revenue we are able to generate through our distribution network, may result in future impairment charges.
If we determine that any of these investments, goodwill, or intangible assets is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.
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
In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters that is partially occupied by employees primarily in sales, marketing, and service functions. The remainder of this building is occupied by a tenant who has a lease agreement that expires in 2021.
In 1997, Cognex purchased a three and one-half acre parcel of land adjacent to our corporate headquarters. This land is being held for future expansion.
In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. A portion of this facility serves as the distribution center for customers in the Americas. The remainder of this building is occupied by a tenant who has a lease agreement that expires in 2017 with a renewal option to extend the lease for five additional years.
In 2014, Cognex purchased the 50,000 square foot building in Cork, Ireland where we had previously leased space for several years. This facility serves as the distribution center for customers outside of the Americas.
Cognex conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2024. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives.
ITEM 3: LEGAL PROCEEDINGS
Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2016:

Name	Age	Title
Robert J. Shillman	70	Chairman of the Board of Directors and Chief Culture Officer
Robert J. Willett	49	President and Chief Executive Officer
Richard A. Morin	67	Executive Vice President of Finance and Administration and Chief Financial Officer
Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.
Dr. Shillman, Mr. Willett, and Mr. Morin have been employed by Cognex for no less than the past five years.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 29, 2017, there were approximately 725 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.
The high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market for each quarter in 2016 and 2015 were as follows:

	First	Second	Third	Fourth
2016
High	$41.58	$45.23	$53.46	$65.95
Low	28.01	35.15	41.93	49.68
2015
High	$50.57	$52.48	$48.56	$38.06
Low	36.12	44.84	32.35	32.40
The Company’s Board of Directors declared and paid cash dividends of $0.07 per share in the second, third, and fourth quarters of 2015, as well as in the first quarter of 2016. The dividend was increased to $0.075 per share in the second, third, and fourth quarters of 2016. The cash dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company's Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
In November 2015, the Company’s Board of Directors authorized the repurchase of $100,000,000 of the Company’s common stock. Purchases under this program began in the third quarter of 2016 when the prior program was completed. During the fourth quarter of 2016, the Company repurchased 480,000 shares at a cost of $28,208,000 under this program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3 - October 30, 2016	—	—	—	$97,123,000
October 31 - November 27, 2016	210,000	55.43	210,000	85,481,000
November 28 - December 31, 2016	270,000	61.35	270,000	68,915,000
Total	480,000	58.76	480,000	$68,915,000

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

*$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
	12/11	12/12	12/13	12/14	12/15	12/16
Cognex Corporation	100.00	107.14	222.37	240.72	197.74	374.87
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Stocks	100.00	123.10	172.11	206.60	206.13	213.94
(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt,Opt, Measuring, and Controlling Instr

ITEM 6:  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$520,753	$450,557	$426,449	$307,651	$273,696
Cost of revenue (1)	115,590	102,571	94,067	62,889	56,161
Gross margin	405,163	347,986	332,382	244,762	217,535
Research, development, and engineering expenses (1)	78,269	69,791	55,831	44,315	37,975
Selling, general, and administrative expenses (1)	166,110	156,674	148,699	123,509	108,670
Operating income	160,784	121,521	127,852	76,938	70,890
Non-operating income	8,011	5,441	3,904	1,518	3,223
Income from continuing operations before income tax expense	168,795	126,962	131,756	78,456	74,113
Income tax expense on continuing operations	18,968	19,298	20,915	11,273	14,386
Net income from continuing operations	149,827	107,664	110,841	67,183	59,727
Net income (loss) from discontinued operations (1)	(255)	79,410	10,644	6,390	8,371
Net income	$149,572	$187,074	$121,485	$73,573	$68,098

Basic earnings per weighted-average common and common-equivalent share (2):
Net income from continuing operations	$1.76	$1.25	$1.28	$0.77	$0.70
Net income (loss) from discontinued operations	$(0.01)	$0.92	$0.12	$0.08	$0.09
Net income	$1.75	$2.17	$1.40	$0.85	$0.79

Diluted earnings per weighted-average common and common-equivalent share (2):
Net income from continuing operations	$1.72	$1.22	$1.24	$0.76	$0.68
Net income (loss) from discontinued operations	$—	$0.91	$0.12	$0.07	$0.10
Net income	$1.72	$2.13	$1.36	$0.83	$0.78

Weighted-average common and common-equivalent shares outstanding (2):
Basic	85,338	86,296	86,858	86,946	85,666
Diluted	87,072	87,991	89,071	88,901	87,280

Cash dividends per common share (2)	$0.30	$0.21	$—	$—	$0.77

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,052	$1,515	$1,116	$820	$637
Research, development, and engineering	6,271	5,194	3,709	2,502	2,107
Selling, general, and administrative	13,235	13,032	9,234	6,461	5,216
Discontinued operations	—	1,533	1,099	837	560
Total stock-based compensation expense	$20,558	$21,274	$15,158	$10,620	$8,520

(2) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in 2013.
	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Working capital	$460,571	$390,806	$182,252	$270,549	$190,761
Total assets	1,038,604	887,756	821,734	709,699	627,605
Shareholders’ equity	962,599	825,667	736,437	643,912	572,285

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
EXECUTIVE OVERVIEW
Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate tasks, primarily in manufacturing processes, where vision is required. On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specialized in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented.
In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Customers in the consumer electronics and automotive industries contribute the largest percentage to the Company's factory automation revenue. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market also includes a broad base of customers across a variety of other industries, including consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. Sales to factory automation customers represented 96% of total revenue in 2016 compared to 95% of total revenue in 2015.
A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards. Demand from these customers has been relatively flat on an annual basis for the past several years. Sales to semiconductor and electronics capital equipment manufacturers represented only 4% of total revenue in 2016 compared to 5% of total revenue in 2015.

Revenue for the year ended December 31, 2016 totaled $520,753,000, representing an increase of $70,196,000, or 16%, from the prior year. Revenue increased from 2015 in all major regions across a variety of industries, including the consumer electronics, automotive, and logistics industries. Gross margin was 78% of revenue in 2016 compared to 77% of revenue in 2015. Operating expenses increased by $17,914,000, or 8%, from the prior year due to higher incentive compensation plan accruals and higher personnel-related costs resulting primarily from headcount additions. Operating income was $160,784,000, or 31% of revenue, in 2016 compared to $121,521,000, or 27% of revenue, in 2015; net income from continuing operations was $149,827,000, or 29% of revenue, in 2016 compared to $107,664,000, or 24% of revenue, in 2015; and net income from continuing operations per diluted share was $1.72 in 2016 compared to $1.22 in 2015.
The following table sets forth certain consolidated financial data for continuing operations as a percentage of revenue:

	Year Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue	22	23	22
Gross margin	78	77	78
Research, development, and engineering expenses	15	15	13
Selling, general, and administrative expenses	32	35	35
Operating income	31	27	30
Non-operating income	1	1	1
Income from continuing operations before income tax expense	32	28	31
Income tax expense on continuing operations	3	4	5
Net income from continuing operations	29%	24%	26%
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
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue
Revenue for the year ended December 31, 2016 increased by $70,196,000, or 16%, from the prior year. Changes in foreign currency exchange rates did not have a material impact on revenue. Revenue from factory automation customers increased by $70,737,000, or 17%, while revenue from semiconductor and electronics capital equipment manufacturers, which represented only 4% of revenue in 2016 and 5% of revenue in 2015, decreased by $541,000, or 2%, from the prior year.
The increase in factory automation revenue was due in part to higher revenue from a material customer in the consumer electronics industry. Revenue from all other factory automation customers increased from the prior year by 15% due to a higher volume of machine vision products sold. This increase from all other factory automation customers came from all major regions, including a 12% increase from customers based in the Americas, a 17% increase from customers based in Europe, and a 19% increase from customers based in Asia.
Gross Margin
Gross margin as a percentage of revenue was 78% in 2016 compared to 77% in 2015. The increase in gross margin was due primarily to the favorable impact of material cost reductions and volume purchasing, as well as manufacturing efficiencies achieved from a higher revenue level as fixed manufacturing costs were spread over a larger revenue base. These increases were partially offset by a trend toward higher hardware content in our product sales as we move away from software-only solutions, higher inventory charges, and an increased level of projects in the logistics industry that require installation services with lower margins.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses in 2016 increased by $8,478,000, or 12%, from the prior year as detailed in the table below (in thousands).

RD&E expenses in 2015	$69,791
Personnel-related costs	3,615
Incentive compensation plans	3,014
Stock-based compensation expense	1,067
Other	782
RD&E expenses in 2016	$78,269
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives and the higher business level. These headcount additions included engineering talent from four business acquisitions completed in the last few months of 2016 that are expected to help accelerate the development of future products. In addition, higher incentive compensation plan accruals were recorded in 2016 as a result of higher achievement levels based upon the Company's performance. Stock-based compensation expense was also higher than the prior year.
RD&E expenses as a percentage of revenue were 15% in both 2016 and 2015. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our annual RD&E spending to be between 10% and 15% of revenue. This percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses in 2016 increased by $9,436,000, or 6%, from the prior year as detailed in the table below (in thousands).

SG&A expenses in 2015	$156,674
Incentive compensation plans	6,388
Personnel-related costs	4,232
Sales demonstration equipment	1,159
Depreciation expense	1,500
Microscan legal fees and settlement	(5,023)
Other	1,180
SG&A expenses in 2016	$166,110
SG&A expenses increased due to higher incentive compensation plan accruals, including sales commission plans and bonus plans as a result of higher achievement levels based upon the Company's performance. In addition, personnel-related costs were higher in 2016 resulting from headcount additions, principally sales personnel. The Company also increased its spending on sales demonstration equipment related to new products and incurred higher depreciation expense related primarily to information technology and facilities investments. Offsetting these increases was the settlement of patent litigation actions with Microscan Systems, Inc. in 2015. The company recorded legal fees of $3,190,000 and a settlement expense of $1,833,000 related to these actions in 2015.
Non-operating Income (Expense)
The Company recorded foreign currency gains of $101,000 in 2016 and $1,122,000 in 2015. The foreign currency gains in each period resulted primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $3,365,000, or 92%, from the prior year. In 2016, the Company received $2,257,000 in cash distributions from its limited partnership investment, of which $942,000 was accounted for as a return of capital, reducing the carrying value of this investment to zero, with the remaining $1,315,000 recorded as investment income. As of December 31, 2016, the fair value of this investment was approximately $5,700,000. Future distributions will be recorded as investment income as they occur. The remaining increase in investment income was due to increased funds available for investment, as well as higher yields on the Company's portfolio of debt securities.
The Company recorded other income of $871,000 in 2016 and $645,000 in 2015. Other income included a benefit of $463,000 in 2016 and $790,000 in 2015 resulting from a decrease in the fair value of the contingent consideration liability that arose from a 2015 business acquisition (refer to Note 20 to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for further information). Other income also included a foreign government subsidy of $422,000 in 2016 and $268,000 in 2015. In addition, other income (expense) included rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters. Rental expenses declined from the prior year, while rental income was relatively flat.
Income Tax Expense
The Company’s effective tax rate was 11% of the Company’s pre-tax income in 2016 compared to 15% in 2015.
The effective tax rate for 2016 included a decrease in tax expense of $11,889,000 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. In 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016. This Update requires excess tax benefits to be recognized as income tax benefit in the income statement. Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. The effective tax rate for 2016 also included the impact of the following additional discrete tax events: (1) a decrease in tax expense of $893,000 from the expiration of the statutes of limitations for certain reserves for income tax uncertainties, (2) a decrease in tax expense of $439,000 from the final true-up of the prior-year's tax accrual upon filing the actual tax returns, (3) an increase in tax expense of $547,000 from a 5% withholding tax triggered by the movement of intellectual property purchased as part of a foreign business acquisition, and (4) an increase in tax expense of $1,260,000 from the write-off of a deferred tax asset related to foreign branches resulting from an IRS rule change.
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
Excluding the impact of these discrete tax events, the Company’s effective tax rate was 18% in both 2016 and 2015. The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 35%. International rights to certain of the Company’s intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate lower than the above mentioned statutory rates.
Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specialized in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented. Net loss from discontinued operations was $255,000 in 2016 compared to net income of $79,410,000 in 2015. Net income in 2015 included a gain on the sale of SISD, net of tax, of $78,182,000. Refer to Note 19 to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for further information.
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
The Company recorded other income of $645,000 in 2015 compared to other expense of $283,000 in 2014. Other income in 2015 included a $790,000 benefit resulting from a decrease in the fair value of the contingent consideration liability that arose from a business acquisition completed earlier in 2015 (refer to Note 20 to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K). Other income (expense) also included rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
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
Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) that specialized in machine vision products that inspect the surfaces of materials processed in a continuous fashion. The financial results of SISD are reported as a discontinued operation for all periods presented. Income from discontinued operations, net of tax, was $1,228,000 for the six-month period ended July 5, 2015 and was $10,644,000 for the year ended December 31, 2014. The gain on the sale of SISD, net of tax, recorded in 2015 was $78,182,000. Refer to Note 19 to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for further information.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $745,170,000 as of December 31, 2016. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements in 2016 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the repurchase of common stock, the payment of dividends, cash paid for business acquisitions, and capital expenditures. Capital expenditures totaled $12,816,000 in 2016 and consisted primarily of computer hardware and software, improvements made to the Company’s headquarters building in Natick, Massachusetts, and manufacturing test equipment related to new product introductions.
The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

Year Ended December 31,	Inventory Purchase Commitments	Leases	Total
2017	$3,352	$5,054	$8,406
2018	—	3,303	3,303
2019	—	2,164	2,164
2020	—	1,853	1,853
2021	—	1,735	1,735
Thereafter	—	1,498	1,498
	$3,352	$15,607	$18,959

In addition to the obligations described above, the following items may also result in future material uses of cash:
Stock Repurchases
In August 2015, the Company’s Board of Directors authorized the repurchase of $100,000,000 of the Company’s common stock. As of December 31, 2016, the Company repurchased 2,666,000 shares at a cost of $100,000,000 under this program, including 355,000 shares at a cost of $16,064,000 in 2016. Stock repurchases under this August 2015 program are now complete. In November 2015, the Company’s Board of Directors authorized the repurchase of an additional $100,000,000 of the Company’s common stock. Purchases under this November 2015 program commenced in 2016 upon completion of the August 2015 program. As of December 31, 2016, the Company repurchased 539,000 shares at a cost of $31,085,000 under this program, leaving a remaining authorized balance of $68,915,000. Total stock repurchases in 2016 amounted to $47,149,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.07 per share in the first quarter and $0.075 per share in the second, third, and fourth quarters of 2016. Total cash dividends paid in 2016 amounted to $25,213,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Acquisitions
The Company’s business strategy includes selective expansion into new machine vision markets and applications through the acquisition of businesses and technologies, which may result in significant cash outlays in the future.
On August 21, 2015, the Company acquired selected assets of Manatee Works, Inc. The Company paid $1,023,000 in cash upon closing and $337,000 in cash in 2016 that was contingent upon reaching a milestone revenue level. The Company may pay additional contingent cash consideration of up to $1,700,000 in 2017 and up to $2,200,000 in 2018 based upon reaching certain milestone revenue levels.
On August 30, 2016, the Company acquired selected assets and assumed selected liabilities of AQSense, S.L. The Company paid $2,519,000 in cash and there are no contingent payments related to this transaction.
On October 27, 2016, the Company acquired all of the outstanding shares of EnShape, GmbH. The Company paid $5,395,000 in cash and is expected to pay additional contingent cash consideration of $1,362,000 in the first half of 2017 and a deferred cash payment of $1,144,000 in 2018 representing a holdback for potential indemnification claims.
On November 30, 2016, the Company acquired selected assets and assumed selected liabilities of Chiaro Technologies LLC. The Company paid $3,538,000 in cash and may pay additional contingent cash consideration of up to to $1,250,000 in 2018 based upon reaching certain milestone revenue levels.
On December 9, 2016, the Company acquired selected assets and assumed selected liabilities of Webscan, Inc. The Company paid $3,000,000 in cash upon closing and paid $176,000 in cash upon calculation of a working capital adjustment in January 2017. There are no contingent payments related to this transaction.

The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2016, the Company had $745,170,000 in cash and investments. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, the Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or circumstances resulting in charges that could be material in future reporting periods. We believe the following critical accounting policies require the use of significant estimates and judgments in the preparation of our consolidated financial statements.
Revenue Recognition
The Company’s product revenue is derived from the sale of machine vision systems, which can take the form of hardware with embedded software or software-only, and related accessories. The Company also generates revenue by providing maintenance and support, consulting, and training services to its customers. Certain of the Company’s arrangements include multiple deliverables that provide the customer with a combination of products or services. In order to recognize revenue, the Company requires that a signed customer contract or purchase order is received, the fee from the arrangement is fixed or determinable, and collection of the resulting receivable is probable. Assuming that these criteria have been met, product revenue is generally recognized upon delivery, revenue from maintenance and support programs is recognized ratably over the program period, and revenue from consulting and training services is recognized when the services have been provided. When customer-specified acceptance criteria exist that are substantive, product revenue is deferred, along with associated incremental direct costs, until these criteria have been met and any remaining performance obligations are inconsequential or perfunctory.
For the majority of the Company's revenue transactions, revenue recognition and invoicing both occur upon delivery. In certain circumstances, however, the agreement with the customer provides for invoicing terms which differ from revenue recognition criteria, resulting in either deferred revenue or unbilled revenue. Invoicing that precedes revenue recognition is common for various customers in the logistics industry where milestone billings are prevalent, resulting in deferred revenue. Conversely, the Company records unbilled revenue in connection with a material customer in the consumer electronics industry. For this arrangement, the Company recognizes revenue for all delivered products when the first production line that incorporates these products is validated, because at that point the remaining performance obligations are inconsequential or perfunctory. Invoicing for all delivered products occurs as the production lines incorporating those products are installed over a period of several weeks. The Company also has a technical support obligation related to this arrangement for which revenue is deferred and recognized over the support period of approximately six months.
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

The Company reports revenue for certain of its product accessory sales on a net basis, by reducing the gross sale amount by the related costs, when certain factors in the arrangement with the customer indicate that the Company is acting as an agent, rather than as a principal.
Management exercises judgment in connection with the determination of the amount of revenue to be recognized each period. Such judgments include, but are not limited to, determining whether separate contracts with the same customer that are entered into at or near the same time should be accounted for as a single arrangement, identifying the various elements in an arrangement, determining if delivered items have stand-alone value, determining the relative selling prices of the arrangement’s deliverables, determining whether options to buy additional products or services in the future are substantive and should be accounted for as a deliverable in the original arrangement, assessing whether the fee is fixed or determinable, determining the probability of collecting the receivable, determining whether customer-specified acceptance criteria are substantive in nature, determining whether remaining performance obligations are inconsequential or perfunctory, assessing whether vendor-specific objective evidence of fair value has been established for undelivered elements, and determining whether the Company is acting as a principal or an agent in an arrangement.
Investments
As of December 31, 2016, the Company’s investment portfolio of debt securities totaled $665,529,000. The debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2016,the Company’s portfolio of debt securities had a net unrealized gain of $65,000.
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
Management monitors the carrying value of its debt securities compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature, including the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. There were no other-than-temporary impairments of investments in 2016, 2015, or 2014.
Accounts Receivable
The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Global economic uncertainty may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2016, the Company’s reserve against accounts receivable was $873,000, or 2% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2016 would have affected net income by approximately $72,000.
Inventories
Inventories are stated at the lower of cost or market. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand to take advantage of favorable pricing or address concerns about the availability of future supplies and long lead times. As of December 31, 2016, the Company’s reserve for excess and obsolete inventory totaled $3,317,000, or 11% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2016 would have affected net income by approximately $272,000.
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
If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. No impairment losses were recorded in 2016, 2015, or 2014. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.
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
Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation as of October 4, 2010, which was the last time it was performed under the two-step process. At that time, this analysis indicated that the fair value of the MVSD reporting unit exceeded its carrying value by approximately 208%. Based on the qualitative assessment, management does not believe that it is more likely than not that the carrying value of its reporting unit exceeds its fair value. No impairment losses were recorded in 2016, 2015, or 2014.
Warranty Obligations
The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2016, the Company’s accrued warranty obligations amounted to $4,335,000. A 10% difference in accrued warranty obligations as of December 31, 2016 would have affected net income by approximately $355,000.
Contingencies
Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make the determination as to whether a loss contingency arising from litigation should be recorded or disclosed. This analysis is performed on a quarterly basis or when facts and circumstances dictate. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2016.
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
In March 2016, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," was issued, in April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing," was issued, in May 2016, ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients" was issued, and in December 2016, ASU 2016-20. "Technical Corrections and Improvements," was issued. These Updates do not change the core principle of the guidance under ASU 2014-09, but rather provide implementation guidance. ASU 2015-14, "Deferral of the effective date," amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Financial Accounting Standards Board may release additional implementation guidance in future periods.
We expect to adopt this standard using the full retrospective method to present all periods reported on a consistent basis. Upon adoption, revenue for software-only products sold as part of multiple-deliverable arrangements will no longer be deferred when vendor-specific objective evidence of fair value does not exist for undelivered elements of the arrangement. This change will result in earlier recognition of revenue. In addition, we expect certain of the Company’s product accessory sales, which are currently reported on a net basis, to be reported on a gross basis as a result of applying the expanded guidance in the new standard related to principal versus agent considerations. This change will result in the Company reporting higher revenue and higher cost of revenue when these sales are reported on a gross basis, although the gross margin dollars will not change. We do not expect either of these changes to have a material impact on total revenue. Management will continue to evaluate the impact of this standard.

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

Accounting Standards Update (ASU) 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other than Inventory"
ASU 2016-16 applies to all reporting entities with intra-entity transfers of assets other than inventory. The amendments in this Update allow the recognition of deferred income taxes for an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset has been sold to an outside party under current U.S. GAAP. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. For public companies, the amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is in the process of evaluating the impact of this Update.
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

The Company had the following outstanding forward contracts (in thousands):

	December 31, 2016				December 31, 2015
Currency	Notional Value	USD Equivalent	High Rate	Low Rate	Notional Value	USD Equivalent	High Rate	Low Rate

Derivatives Designated as Hedging Instruments:
U.S. Dollar	—	$—	—	—	16,720	$16,720	1.1462	1.0903
Japanese Yen	342,500	2,960	132.28	113.98	942,500	7,605	147.82	129.08
Hungarian Forint	39,000	130	316.62	316.13	547,000	1,893	319.87	301.10
Singapore Dollar	150	97	1.6328	1.6293	2,063	1,425	1.6451	1.5063
Canadian Dollar	—	—	—	—	41	37	1.1155	1.1145
British Pound	—	—	—	—	25	34	0.8039	0.8021
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	650,000	$5,554	123.12	123.12	700,000	$5,800	131.07	131.07
British Pound	1,350	1,658	0.8567	0.8567	1,650	2,441	0.7342	0.7342
Korean Won	1,750,000	1,450	1,270	1,270	1,400,000	1,187	1,281	1,281
Hungarian Forint	425,000	1,448	308.79	308.79	250,000	857	316.95	316.95
Singapore Dollar	1,350	929	1.5287	1.5287	1,525	1,074	1.5422	1.5422
Taiwanese Dollar	26,000	802	34.12	34.12	26,425	800	35.85	35.85
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
The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro, the Japanese Yen, and the Chinese Yuan, also known as Renminbi. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro and U.S. Dollar in Europe, the Yuan in Mainland China, the Yen in Japan, and the U.S. Dollar in other regions. We estimate that approximately 43% of our sales in 2016 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Interest Rate Risk
The Company’s investment portfolio of debt securities includes corporate bonds, treasury bills, asset-backed securities, a Euro liquidity fund, agency bonds, sovereign bonds and municipal bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2016, the fair value of the Company’s portfolio of debt securities amounted to $665,529,000 with principal amounts totaling $665,464,000, maturities that do not exceed five years, and a yield to maturity of 1.08%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.
Although it is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years, 97% of the investment portfolio as of December 31, 2016 has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of

December 31, 2016, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.
The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate bonds	$313,739	$312,440	$311,140	$309,841	$308,541
Treasury bills	160,785	160,120	159,455	158,790	158,125
Asset-backed securities	97,366	96,963	96,560	96,157	95,754
Euro liquidity fund	46,778	46,638	46,499	46,359	46,220
Sovereign bonds	31,140	31,011	30,883	30,754	30,625
Agency bonds	13,352	13,297	13,242	13,187	13,132
Municipal bonds	7,815	7,783	7,750	7,718	7,686
	$670,975	$668,252	$665,529	$662,806	$660,083

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognex Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 16, 2017

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)

Revenue	$520,753	$450,557	$426,449
Cost of revenue	115,590	102,571	94,067
Gross margin	405,163	347,986	332,382
Research, development, and engineering expenses	78,269	69,791	55,831
Selling, general, and administrative expenses	166,110	156,674	148,699
Operating income	160,784	121,521	127,852
Foreign currency gain	101	1,122	1,031
Investment income	7,039	3,674	3,156
Other income (expense)	871	645	(283)
Income from continuing operations before income tax expense	168,795	126,962	131,756
Income tax expense on continuing operations	18,968	19,298	20,915
Net income from continuing operations	149,827	107,664	110,841
Net income (loss) from discontinued operations (Note 19)	(255)	79,410	10,644
Net income	$149,572	$187,074	$121,485

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$1.76	$1.25	$1.28
Net income (loss) from discontinued operations	$(0.01)	$0.92	$0.12
Net income	$1.75	$2.17	$1.40

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$1.72	$1.22	$1.24
Net income (loss) from discontinued operations	$—	$0.91	$0.12
Net income	$1.72	$2.13	$1.36

Weighted-average common and common-equivalent shares outstanding:
Basic	85,338	86,296	86,858
Diluted	87,072	87,991	89,071

Cash dividends per common share	$0.30	$0.21	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$149,572	$187,074	$121,485
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of ($22), $22, and $0 in 2016, 2015, and 2014, respectively	(567)	(27)	(118)
Reclassification of net realized (gain) loss into current operations	398	201	46
Net change related to cash flow hedges	(169)	174	(72)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $248, ($279), and $40 in 2016, 2015, and 2014, respectively	1,672	(939)	579
Reclassification of net realized (gain) loss into current operations	(191)	(344)	(673)
Net change related to available-for-sale investments	1,481	(1,283)	(94)

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of ($228), ($711) and ($870) in 2016, 2015, and 2014, respectively	(5,616)	(11,616)	(9,400)
Net change related to foreign currency translation adjustments	(5,616)	(11,616)	(9,400)

Other comprehensive income (loss), net of tax	(4,304)	(12,725)	(9,566)
Total comprehensive income	$145,268	$174,349	$111,919

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,641	$51,975
Short-term investments	341,194	296,468
Accounts receivable, less reserves of $873 and $736 in 2016 and 2015, respectively	55,438	42,846
Unbilled revenue	2,217	24
Inventories	26,984	37,334
Prepaid expenses and other current assets	20,870	15,847
Total current assets	526,344	444,494
Long-term investments	324,335	273,088
Property, plant, and equipment, net	53,992	53,285
Goodwill	95,280	81,448
Intangible assets, net	8,312	6,315
Deferred income taxes	28,022	26,517
Other assets	2,319	2,609
Total assets	$1,038,604	$887,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,830	$7,860
Accrued expenses	42,539	33,272
Accrued income taxes	5,193	985
Deferred revenue and customer deposits	8,211	11,571
Total current liabilities	65,773	53,688
Deferred income taxes	—	319
Reserve for income taxes	5,361	4,830
Other non-current liabilities	4,871	3,252
Total liabilities	76,005	62,089

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.002 par value – Authorized: 200,000 and 140,000 shares in 2016 and 2015, respectively, issued and outstanding: 85,939 and 84,856 shares in 2016 and 2015, respectively	172	170
Additional paid-in capital	375,030	311,008
Retained earnings	643,825	566,613
Accumulated other comprehensive loss, net of tax	(56,428)	(52,124)
Total shareholders’ equity	962,599	825,667
	$1,038,604	$887,756

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$149,572	$187,074	$121,485
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of discontinued business	255	(78,182)	—
Stock-based compensation expense	20,558	20,168	15,158
Depreciation of property, plant, and equipment	11,678	9,868	8,443
Amortization of intangible assets	3,391	4,250	4,024
Amortization of discounts or premiums on investments	383	690	1,823
Realized (gain) loss on sale of investments	(1,506)	(344)	(673)
Revaluation of contingent consideration	(463)	(790)	—
Change in deferred income taxes	(1,908)	(1,409)	(2,364)
Changes in operating assets and liabilities:
Accounts receivable	(13,251)	(3,950)	(915)
Unbilled revenue	(2,308)	(242)	(563)
Inventories	10,409	(9,457)	(11,750)
Accounts payable	2,087	(8,872)	10,896
Accrued expenses	7,771	(2,831)	7,812
Accrued income taxes	2,110	9,957	7,700
Deferred revenue and customer deposits	(3,188)	1,527	5,893
Other	(3,509)	870	(3,128)
Net cash provided by operating activities	182,081	128,327	163,841
Cash flows from investing activities:
Purchases of investments	(751,868)	(686,650)	(422,633)
Maturities and sales of investments	657,250	601,441	339,470
Purchases of property, plant, and equipment	(12,816)	(18,228)	(20,934)
Cash paid for acquisition of business, net of cash acquired	(14,285)	(1,023)	—
Cash paid for purchased technology	—	(10,475)	—
Net cash received (paid) from sale of discontinued business	(113)	104,388	—
Net cash used in investing activities	(121,832)	(10,547)	(104,097)
Cash flows from financing activities:
Issuance of common stock under stock plans	43,468	27,582	16,930
Repurchase of common stock	(47,149)	(126,351)	(59,673)
Payment of dividends	(25,213)	(18,062)	—
Payment of contingent consideration	(337)	—	—
Net cash used in financing activities	(29,231)	(116,831)	(42,743)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,352)	(4,668)	(1,951)
Net change in cash and cash equivalents	27,666	(3,719)	15,050
Cash and cash equivalents at beginning of year	51,975	55,694	40,644
Cash and cash equivalents at end of year	$79,641	$51,975	$55,694
Non-cash items related to discontinued operations:
Stock-based compensation expense	$—	$1,533	$1,099
Depreciation and amortization expense	—	566	1,141
Capital expenditures	—	482	631

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2013	86,831	$174	$211,440	$462,131	$(29,833)	$643,912
Issuance of common stock under stock plans	1,245	2	16,928	—	—	16,930
Repurchase of common stock	(1,534)	(3)	—	(59,670)	—	(59,673)
Stock-based compensation expense	—	—	15,158	—	—	15,158
Excess tax benefit from stock option exercises	—	—	7,871	—	—	7,871
Tax benefit for research and development credits as a result of stock options	—	—	320	—	—	320
Net income	—	—	—	121,485	—	121,485
Net unrealized loss on cash flow hedges net of tax of $0	—	—	—	—	(118)	(118)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	46	46
Net unrealized gain on available-for-sale investments, net of tax of $40	—	—	—	—	579	579
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(673)	(673)
Foreign currency translation adjustment, net of tax of ($870)	—	—	—	—	(9,400)	(9,400)
Balance as of December 31, 2014	86,542	$173	$251,717	$523,946	$(39,399)	$736,437
Issuance of common stock under stock plans	1,520	3	27,579	—	—	27,582
Repurchase of common stock	(3,206)	(6)	—	(126,345)	—	(126,351)
Stock-based compensation expense	—	—	21,274	—	—	21,274
Excess tax benefit from stock option exercises	—	—	9,964	—	—	9,964
Tax benefit for research and development credits as a result of stock options	—	—	474	—	—	474
Payment of dividends	—	—	—	(18,062)	—	(18,062)
Net income	—	—	—	187,074	—	187,074
Net unrealized loss on cash flow hedges, net of tax of $22	—	—	—	—	(27)	(27)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	201	201
Net unrealized loss on available-for-sale investments, net of tax of ($279)	—	—	—	—	(939)	(939)
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(344)	(344)
Foreign currency translation adjustment, net of tax of ($711)	—	—	—	—	(11,616)	(11,616)
Balance as of December 31, 2015	84,856	$170	$311,008	$566,613	$(52,124)	$825,667
Issuance of common stock under stock plans	1,977	4	43,464	—	—	43,468
Repurchase of common stock	(894)	(2)	—	(47,147)	—	(47,149)
Stock-based compensation expense	—	—	20,558	—	—	20,558
Payment of dividends	—	—	—	(25,213)	—	(25,213)
Net income	—	—	—	149,572	—	149,572
Net unrealized loss on cash flow hedges, net of tax of ($22)	—	—	—	—	(567)	(567)
Reclassification of net realized loss on cash flow hedges	—	—	—	—	398	398
Net unrealized gain on available-for-sale investments, net of tax of $248	—	—	—	—	1,672	1,672
Reclassification of net realized gain on the sale of available-for-sale investments	—	—	—	—	(191)	(191)
Foreign currency translation adjustment, net of tax of ($228)	—	—	—	—	(5,616)	(5,616)
Balance as of December 31, 2016	85,939	$172	$375,030	$643,825	$(56,428)	$962,599

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill is stated at cost. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. For the past six years, the Company has performed a qualitative assessment of goodwill (commonly known as “step zero”) to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management takes into consideration the goodwill valuation under the last quantitative analysis that was performed. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill.
Intangible Assets
Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending upon facts and circumstances. The useful lives of distribution networks range from eleven to twelve years, of customer contracts and relationships from five to seven years, and of completed technologies and other intangible assets from five to seven years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the sum of the estimated future cash flows is less than the carrying value, the Company determines the amount of such impairment by comparing the fair value of the asset to its carrying value. The fair value is based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company reports revenue for certain of its product accessory sales on a net basis, by reducing the gross sale amount by the related costs, when certain factors in the arrangement with the customer indicate that the Company is acting as an agent, rather than as a principal.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are expensed as incurred and totaled $1,674,000 in 2016, $2,009,000 in 2015, and $2,609,000 in 2014.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, as of December 31, 2016 and December 31, 2015, consists of foreign currency translation adjustments of $55,262,000 and $49,646,000, respectively; net unrealized gains on available-for-sale investments of $68,000 and net unrealized losses on available-for-sale investments of $1,413,000, respectively; net unrealized gains on derivative instruments of $37,000 and $206,000, respectively; and losses on currency swaps, net of gains on long-term intercompany loans of $1,271,000 in each year.
Amounts reclassified from accumulated other comprehensive income to investment income on the Consolidated Statements of Operations were net realized gains of $191,000, $344,000, and $673,000 for 2016, 2015, and 2014, respectively.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2016, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," was issued, in April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing," was issued, in May 2016, ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients" was issued, and in December 2016, ASU 2016-20. "Technical Corrections and Improvements," was issued. These Updates do not change the core principle of the guidance under ASU 2014-09, but rather provide implementation guidance. ASU 2015-14, "Deferral of the effective date," amended the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Financial Accounting Standards Board may release additional implementation guidance in future periods.
We expect to adopt this standard using the full retrospective method to present all periods reported on a consistent basis. Upon adoption, revenue for software-only products sold as part of multiple-deliverable arrangements will no

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

longer be deferred when vendor-specific objective evidence of fair value does not exist for undelivered elements of the arrangement. This change will result in earlier recognition of revenue. In addition, we expect certain of the Company’s product accessory sales, which are currently reported on a net basis, to be reported on a gross basis as a result of applying the expanded guidance in the new standard related to principal versus agent considerations. This change will result in the Company reporting higher revenue and higher cost of revenue when these sales are reported on a gross basis, although the gross margin dollars will not change. We do not expect either of these changes to have a material impact on total revenue. Management will continue to evaluate the impact of this standard.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting Standards Update (ASU) 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other than Inventory"
ASU 2016-16 applies to all reporting entities with intra-entity transfers of assets other than inventory. The amendments in this Update allow the recognition of deferred income taxes for an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset has been sold to an outside party under current U.S. GAAP. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. For public companies, the amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is in the process of evaluating the impact of this Update.
NOTE 3:  Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$2,334	$—	$—
Corporate bonds	—	311,140	—
Treasury bills	—	159,455	—
Asset-backed securities	—	96,560	—
Euro liquidity fund	—	46,499	—
Sovereign bonds	—	30,883	—
Agency bonds	—	13,242	—
Municipal bonds	—	7,750	—
Cash flow hedge forward contracts	—	43	—
Economic hedge forward contracts	—	1	—
Liabilities:
Economic hedge forward contracts	—	(11)	—
Contingent consideration liabilities	—	—	(4,173)

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations. The Company's forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks.
The Company did not record an other-than-temporary impairment of these financial assets in 2016, 2015, or 2014.
The Company's contingent consideration liabilities are reported at fair value based upon probability-adjusted present values of the consideration expected to be paid, using significant inputs that are not observable in the market, and are therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain revenue milestones, for the Manatee Works, Inc. (Manatee) and Chiaro Technologies LLC (Chiaro) acquisitions, and the likelihood of completing certain tasks for the EnShape GmbH (EnShape) acquisition. The fair values of these contingent consideration liabilities were calculated using discount rates consistent with the level of risk of achievement, and are remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
The following table summarizes the activity for the Company's liabilities measured at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2014	$—
Contingent consideration resulting from Manatee acquisition	3,790
Fair value adjustment to Manatee contingent consideration	(790)
Balance as of December 31, 2015	3,000
Payment of Manatee contingent consideration	(337)
Fair value adjustment to Manatee contingent consideration	(463)
Contingent consideration resulting from EnShape acquisition	1,362
Contingent consideration resulting from Chiaro acquisition	611
Balance as of December 31, 2016	$4,173
Refer to Note 20 to the Consolidated Financial Statements for further information regarding acquisitions.
Financial Assets that are Measured at Fair Value on a Non-recurring Basis
The Company has an interest in a limited partnership, which is accounted for using the cost method. During 2016, the Company received a distribution from the Partnership that was accounted for as a return of capital and reduced the carrying value of this investment to zero. Accordingly, the Company is no longer required to measure this investment at fair value on a non-recurring basis.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant, and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in 2016, 2015, or 2014.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2016	2015
Cash	$77,307	$45,951
Money market instruments	2,334	6,024
Cash and cash equivalents	79,641	51,975
Corporate bonds	141,188	54,376
Asset-backed securities	69,614	61,994
Treasury bills	67,175	109,360
Euro liquidity fund	46,499	47,730
Sovereign bonds	7,298	21,440
Municipal bonds	6,517	590
Agency bonds	2,903	978
Short-term investments	341,194	296,468
Corporate bonds	169,952	176,575
Treasury bills	92,280	44,437
Asset-backed securities	26,946	24,582
Sovereign bonds	23,585	13,503
Agency bonds	10,339	8,180
Municipal bonds	1,233	4,869
Limited partnership interest (accounted for using cost method)	—	942
Long-term investments	324,335	273,088
	$745,170	$621,531
The Company’s cash balance included foreign bank balances totaling $68,076,000 and $39,279,000 as of December 31, 2016 and 2015, respectively.
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by the U.S. government; the Euro liquidity fund invests in a portfolio of investment-grade bonds; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; and agency bonds consist of domestic or foreign obligations of government agencies and government- sponsored enterprises that have government backing. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s available-for-sale investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Corporate bonds	$141,216	$37	$(65)	$141,188
Asset-backed securities	69,623	18	(27)	69,614
Treasury bills	67,201	21	(47)	67,175
Euro liquidity fund	46,173	326	—	46,499
Sovereign bonds	7,313	—	(15)	7,298
Municipal bonds	6,517	2	(2)	6,517
Agency bonds	2,900	3	—	2,903
Long-term:
Corporate bonds	169,911	406	(365)	169,952
Treasury bills	92,392	40	(152)	92,280
Asset-backed securities	26,968	25	(47)	26,946
Sovereign bonds	23,704	6	(125)	23,585
Agency bonds	10,310	29	—	10,339
Municipal bonds	1,236	—	(3)	1,233
	$665,464	$913	$(848)	$665,529
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2016 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$117,853	$(400)	$14,931	$(30)	$132,784	$(430)
Treasury bills	99,358	(199)	—	—	99,358	(199)
Asset-backed securities	45,429	(70)	5,998	(4)	51,427	(74)
Sovereign bonds	27,687	(140)	—	—	27,687	(140)
Municipal bonds	4,028	(5)	—	—	4,028	(5)
	$294,355	$(814)	$20,929	$(34)	$315,284	$(848)
As of December 31, 2016, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains on the sale of debt securities totaling $292,000 in 2016, $549,000 in 2015, and $843,000 in 2014, and gross realized losses on the sale of debt securities totaling $101,000 in 2016, $205,000 in 2015, and $170,000 in 2014. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2016 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$141,188	$84,007	$77,975	$2,211	$5,759	$311,140
Treasury bills	67,175	92,280	—	—	—	159,455
Asset-backed securities	69,614	8,957	7,372	10,530	87	96,560
Euro liquidity fund	46,499	—	—	—	—	46,499
Sovereign bonds	7,298	19,007	4,578	—	—	30,883
Agency bonds	2,903	7,614	2,725	—	—	13,242
Municipal bonds	6,517	1,233	—	—	—	7,750
	$341,194	$213,098	$92,650	$12,741	$5,846	$665,529
The Company is a Limited Partner in Venrock Associates III, L.P. (Venrock), a venture capital fund. The Company has committed to a total investment in the limited partnership of up to $20,500,000 with an expiration date of December 31, 2017. The Company does not have the right to withdraw from the partnership prior to this date. As of December 31, 2016, the Company contributed $19,886,000 to the partnership. The remaining commitment of $614,000 can be called by Venrock at any time before December 31, 2017. Contributions and distributions are at the discretion of Venrock’s management. No contributions were made in 2016. The Company received cash distributions totaling $2,257,000 in 2016, of which $942,000 was accounted for as a return of capital, reducing the carrying value of this investment to zero, with the remaining $1,315,000 recorded as investment income.
NOTE 5:  Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$18,224	$27,301
Work-in-process	2,760	3,136
Finished goods	6,000	6,897
	$26,984	$37,334
NOTE 6:  Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$3,951	$3,951
Buildings	23,280	23,439
Building improvements	28,049	25,741
Leasehold improvements	5,237	4,999
Computer hardware and software	39,409	35,350
Manufacturing test equipment	18,726	16,201
Furniture and fixtures	4,843	4,401
	123,495	114,082
Less: accumulated depreciation	(69,503)	(60,797)
	$53,992	$53,285
The cost of property, plant, and equipment totaling $3,191,000 and $2,285,000 was removed from both the asset and accumulated depreciation balances in 2016 and 2015, respectively. Gains and losses on these disposals were immaterial in both periods.
Buildings include rental property with a cost basis of $5,750,000 as of December 31, 2016 and 2015, and accumulated depreciation of $2,922,000 and $2,775,000 as of December 31, 2016 and 2015, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2014	$77,388
Acquisition of Manatee Works, Inc.	4,060
Balance as of December 31, 2015	81,448
Acquisition of AQSense, S.L.	1,383
Acquisition of EnShape GmbH	8,613
Acquisition of Chiaro Technologies LLC	2,911
Acquisition of Webscan, Inc.	925
Balance as of December 31, 2016	$95,280
Refer to Note 20 to the Consolidated Financial Statements for further information regarding acquisitions.
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD). Goodwill assigned to SISD was $4,301,000 and was included as part of the sale. The Company had previously identified SISD, along with its Modular Vision Systems Division (MVSD), as reporting units for purposes of its goodwill impairment test. Given the disposition of SISD, management reviewed its reporting units and concluded that the Company now has one reporting unit.
For its 2016 analysis of goodwill, management elected to perform a qualitative assessment (commonly known as “step zero”). Based upon this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, and changes in the composition or carrying amount of net assets. In addition, management took into consideration the goodwill valuation as of October 4, 2010, which was the last time it was performed under the two-step process. At that time, this analysis indicated that the fair value of the MVSD reporting unit exceeded its carrying value by approximately 208%. As of December 31, 2016, management does not believe any qualitative factors exist that would change the conclusion of their assessment.
NOTE 8:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$37,422	$638
Customer relationships	6,605	4,836	$1,769
Completed technologies	8,003	2,098	5,905
Balance as of December 31, 2016	$52,668	$44,356	$8,312

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$35,051	$3,009
Customer relationships	4,880	4,749	131
Completed technologies	4,340	1,165	3,175
Balance as of December 31, 2015	$47,280	$40,965	$6,315

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amount
2017	$2,311
2018	1,770
2019	1,395
2020	971
2021	794
Thereafter	1,071
$8,312
NOTE 9:  Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Company bonuses	$11,462	$4,895
Salaries, commissions, and payroll taxes	7,193	4,859
Vacation	4,860	4,482
Warranty obligations	4,335	4,174
Foreign retirement obligations	3,388	3,249
Other	11,301	11,613
	$42,539	$33,272
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2014	$4,086
Provisions for warranties issued during the period	4,383
Fulfillment of warranty obligations	(3,873)
Foreign exchange rate changes	(422)
Balance as of December 31, 2015	4,174
Provisions for warranties issued during the period	3,001
Fulfillment of warranty obligations	(2,689)
Foreign exchange rate changes	(151)
Balance as of December 31, 2016	$4,335
NOTE 10:  Commitments and Contingencies
Commitments
As of December 31, 2016, the Company had outstanding purchase orders totaling $3,352,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2017.
The Company conducts certain of its operations in leased facilities. These lease agreements expire at various dates through 2024 and are accounted for as operating leases. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives. Annual rental expense totaled $6,090,000 in 2016, $5,778,000 in 2015, and $5,560,000 in 2014.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under these agreements are as follows (in thousands):

Year Ended December 31,	Amount
2017	$5,054
2018	3,303
2019	2,164
2020	1,853
2021	1,735
Thereafter	1,498
$15,607
The Company owns buildings adjacent to its corporate headquarters that are partially occupied with tenants who have lease agreements that expire at various dates through 2021. Annual rental income totaled $1,911,000 in 2016, $1,921,000 in 2015, and $1,794,000 in 2014. Rental income and related expenses are included in “Other income (expense)” on the Consolidated Statements of Operations. Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount
2017	$812
2018	530
2019	543
2020	557
2021	187
Thereafter	—
$2,629
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In the ordinary course of business, the Company also accepts limited indemnification provisions from time to time, whereby it indemnifies customers for certain direct damages incurred in connection with bodily injury and property damage arising from the use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these provisions is generally limited and is likely recoverable under the Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is not material.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following outstanding forward contracts (in thousands):

	December 31, 2016		December 31, 2015
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent

Derivatives Designated as Hedging Instruments:
United States Dollar	—	$—	16,720	$16,720
Japanese Yen	342,500	2,960	942,500	7,605
Hungarian Forint	39,000	130	547,000	1,893
Singapore Dollar	150	97	2,063	1,425
Canadian Dollar	—	—	41	37
British Pound	—	—	25	34
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	650,000	$5,554	700,000	$5,800
British Pound	1,350	1,658	1,650	2,441
Korean Won	1,750,000	1,450	1,400,000	1,187
Hungarian Forint	425,000	1,448	250,000	857
Singapore Dollar	1,350	929	1,525	1,074
Taiwanese Dollar	26,000	802	26,425	800
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$43	$441	Accrued expenses	$—	$201
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$1	$9	Accrued expenses	$11	$43
The following table summarizes the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015
Gross amounts of recognized assets	$117	$479	Gross amounts of recognized liabilities	$11	$279
Gross amounts offset	(73)	(29)	Gross amounts offset	—	(35)
Net amount of assets presented	$44	$450	Net amount of liabilities presented	$11	$244

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Year Ended December 31,
		2016	2015	2014
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$37	$206	$32
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$(438)	$(387)	$(14)
	Research, development, and engineering expenses	13	14	(42)
	Selling, general, and administrative expenses	27	172	10
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$(398)	$(201)	$(46)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(515)	$(13)	$247
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2014	$32
Net unrealized loss on cash flow hedges	(27)
Reclassification of net realized loss on cash flow hedges into current operations	201
Balance as of December 31, 2015	206
Net unrealized loss on cash flow hedges	(567)
Reclassification of net realized loss on cash flow hedges into current operations	398
Balance as of December 31, 2016	$37
Net gains expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $37,000.
NOTE 13:  Shareholders’ Equity
Preferred Stock
The Company has 400,000 shares of authorized but unissued $.01 par value preferred stock.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
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
Stock Repurchases
In August 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of December 31, 2016, the Company repurchased 2,666,000 shares at a cost of $100,000,000 under this program, including 355,000 shares at a cost of $16,064,000 in 2016. Stock repurchases under this August 2015 program are now complete. In November 2015, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this November 2015 program commenced in 2016 upon completion of the August 2015 program. As of December 31, 2016, the Company repurchased 539,000 shares at a cost of $31,085,000 under this program, leaving a remaining authorized balance of $68,915,000. Total stock repurchases in 2016 amounted to $47,149,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.07 per share in the second, third, and fourth quarters of 2015, as well as in the first quarter of 2016. The dividend was increased to $0.075 in the second, third, and fourth quarters of 2016. Total cash dividends paid in 2016 amounted to $25,213,000. The cash dividend in the second quarter of 2015 was the first dividend declared and paid since the fourth quarter of 2012 when the Company’s Board of Directors accelerated dividends in advance of an increase in the federal tax on dividends paid after December 31, 2012. Due to these accelerated payments, no cash dividends were declared or paid in 2013, 2014, or the first quarter of 2015. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:  Stock-Based Compensation
Stock Option Plans
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of December 31, 2016, the Company had 8,078,751 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Conditions of restricted stock awards may be based upon continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.
The following table summarizes the Company’s stock option activity:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	6,644	$28.27
Granted	1,930	35.58
Exercised	(1,977)	21.99
Forfeited or expired	(164)	37.45
Outstanding as of December 31, 2016	6,433	$32.16	7.4	$202,368
Exercisable as of December 31, 2016	2,037	$22.21	5.3	$84,359
Options vested or expected to vest as of December 31, 2016 (1)	5,837	$31.52	7.2	$187,350
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free rate	1.7%	2.1%	2.6%
Expected dividend yield	0.83%	1.25%	—%
Expected volatility	41%	40%	41%
Expected term (in years)	5.6	5.4	5.4
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 77% of its stock options granted to senior management and 72% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated forfeiture rate of 9% to all unvested options for senior management and a rate of 11% for all other employees. The Company revised its estimated forfeiture rates in the first quarter of 2016, 2015 and 2014, resulting in an increase to compensation expense of $334,000, $461,000, and $288,000 in 2016, 2015, and 2014, respectively.
The weighted-average grant-date fair value of stock options granted was $12.65 in 2016, $14.35 in 2015, and $15.97 in 2014.
The total intrinsic value of stock options exercised was $55,580,000 in 2016, $43,987,000 in 2015, and $31,884,000 in 2014. The total fair value of stock options vested was $18,114,000 in 2016, $16,227,000 in 2015, and $11,627,000 in 2014.
As of December 31, 2016, total unrecognized compensation expense related to non-vested stock options was $19,742,000, which is expected to be recognized over a weighted-average period of 1.52 years.
The following table summarizes the Company's restricted stock activity:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Nonvested as of December 31, 2015	20	$34.05
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of December 31, 2016	20	$34.05	$1,272
    (1) Fair market value as of December 31, 2016.
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
The total stock-based compensation expense and the related income tax benefit recognized was $20,558,000 and $6,747,000, respectively, in 2016, $21,274,000 and $7,127,000, respectively, in 2015, and $15,158,000 and $4,977,000, respectively, in 2014. No compensation expense was capitalized in 2016, 2015, or 2014.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,052	$1,515	$1,116
Research, development, and engineering	6,271	5,194	3,709
Selling, general, and administrative	13,235	13,032	9,234
Discontinued operations	—	1,533	1,099
	$20,558	$21,274	$15,158

Upon the sale of the Company's Surface Inspection Systems Division, completed on July 6, 2015, the Company accelerated the vesting of stock options with respect to 190,000 underlying shares, resulting in an additional $1,106,000 of stock option expense recorded in the third quarter of 2015.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Employee Savings Plan
Under the Company’s Employee Savings Plan, a defined contribution plan, U.S. employees who have attained age 21 may contribute up to 25% of their pay on a pre-tax basis subject to the annual dollar limitations established by the Internal Revenue Service. The Company currently matches 50% of the first 6% of pay an employee contributes. Company contributions vest 20%, 40%, 60%, and 100% after two, three, four, and five years of continuous employment with the Company, respectively. Company contributions totaled $1,712,000 in 2016, $1,845,000 in 2015, and $1,555,000 in 2014. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.
NOTE 16:  Taxes
Domestic income from continuing operations before taxes was $23,939,000 in 2016, $11,637,000 in 2015, and $25,585,000 in 2014. Foreign income from continuing operations before taxes was $144,856,000 in 2016, $115,325,000 in 2015, and $106,171,000 in 2014.
Income tax expense on continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$14,459	$16,430	$18,852
State	(617)	378	608
Foreign	8,149	4,946	4,854
	21,991	21,754	24,314
Deferred:
Federal	(3,031)	(2,541)	(2,569)
State	1,066	(165)	7
Foreign	(1,058)	250	(837)
	(3,023)	(2,456)	(3,399)
	$18,968	$19,298	$20,915
The Company records income tax expense on undistributed earnings that the Company does not intend to be indefinitely reinvested outside of the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested outside of the U.S. were generated by subsidiaries organized in Ireland, which has a statutory tax rate of 12.5%. As of December 31, 2016, U.S. income tax expense had not been recorded on a cumulative total of $498,238,000 of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be $151,966,000. As of December 31, 2016 and December 31, 2015, respectively,$437,691,000 and $352,621,000, of the Company’s cash, cash equivalents and investments were held by foreign subsidiaries and are generally denominated in U.S. dollars. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.
A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax provision at federal statutory corporate tax rate	35%	35%	35%
State income taxes, net of federal benefit	1	—	—
Foreign tax rate differential	(17)	(19)	(19)
Tax credit	(1)	—	—
Discrete tax benefit related to employee stock option exercises	(7)	—	—
Other discrete tax events	—	(2)	(1)
Other	—	1	1
Income tax provision on continuing operations	11%	15%	16%
The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China. International rights to certain of the Company’s intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate lower than the above mentioned statutory rates. These differences result in a decrease in the effective tax rate by 17, 19, and 19 percentage points in 2016, 2015, and 2014, respectively.
In 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which was issued by the Financial Accounting Standards Board in March 2016.  This Update requires excess tax benefits to be recognized as an income tax benefit in the income statement.  Previous guidance required excess tax benefits to be recognized as additional paid-in-capital in shareholders' equity on the balance sheet. This provision is required to be applied prospectively and therefore, prior periods were not restated. As a result of this change, income tax expense was reduced by $11,889,000, resulting in a seven percentage point decrease in the effective tax rate. Additionally, this Update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  In order to improve comparability, the Company applied this provision of the amendment retrospectively. In 2015 and 2014, the Company reclassified a tax benefit of $9,964,000 and $7,871,000, respectively, from cash flows provided by financing activities to cash flows provided by operating activities on the consolidated statement of cash flows.
Interest and penalties included in income tax expense was $92,000 and $34,000 in 2016 and 2015, respectively.
The changes in the reserve for income taxes, excluding gross interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2014	$5,127
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in prior periods	(56)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,291
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,066)
Balance of reserve for income taxes as of December 31, 2015	5,296
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	11
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,235
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(823)
Balance of reserve for income taxes as of December 31, 2016	$5,719
The Company’s reserve for income taxes, including gross interest and penalties, was $6,389,000 as of December 31, 2016, which included $5,361,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The Company's reserve for income taxes, including gross interest and penalties, was $5,858,000 as of December 31, 2015, which included $4,830,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $670,000 and $562,000 as of December 31, 2016 and December 31, 2015, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $950,000 to $1,050,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and China, and within the United States, Massachusetts and California. Within the United States, the tax years 2013 through 2016 remain open to examination by the Internal Revenue Service and various state taxing authorities. The tax years 2012 through 2016 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
In 2011, the Company finalized an Advanced Pricing Agreement (APA) with Japan that will cover tax years 2006 through 2011, with a requested extension to 2012. The Company has concluded negotiations for an APA between Japan and Ireland that will cover tax years 2014 through 2018 with retroactive application to 2013. The Company believes it is adequately reserved for these open years.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Non-current deferred tax assets:
Stock-based compensation expense	$15,365	$13,895
Federal and state tax credit carryforwards	5,154	5,091
Inventory and revenue related	2,919	2,985
Depreciation	2,882	2,328
Bonuses, commissions, and other compensation	2,483	2,500
Other	3,714	4,175
Gross non-current deferred tax assets	32,517	30,974
Non-current deferred tax liabilities:
Nondeductible intangible assets	(379)	(1,198)
Gross non-current deferred tax liabilities	(379)	(1,198)
Valuation allowance	(4,116)	(3,259)
Net non-current deferred tax assets	$28,022	$26,517

Non-current deferred tax liabilities:
Other	$—	$(319)
Net non-current deferred tax liabilities	$—	$(319)

In 2016, the Company adopted Accounting Standards Update 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes."  This Update requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet.  In order to improve comparability, the Company applied the amendments in this Update retrospectively to all periods presented. As of December 31, 2015, the Company reclassified current deferred income tax assets and liabilities of $7,104,000 and $319,000, respectively, to non-current on the Consolidated Balance Sheets.
The Company recorded certain intangible assets as a result of the acquisition of DVT Corporation in 2005. The amortization of these intangible assets is not deductible for U.S. tax purposes. A deferred tax liability was established to reflect the federal and state liability associated with not deducting the acquisition-related amortization expenses. The balance of this liability was $379,000 as of December 31, 2016.
In 2016, the Company recorded a valuation allowance of $857,000 for state research and development tax credits that were not considered to be realizable. Should these credits be utilized in a future period, the reserve associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future state income tax liabilities. In addition, the Company had $6,181,000 of state research and development tax credit carryforwards, net of federal tax, as of December 31, 2016, which will begin to expire in 2019.
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
Cash paid for income taxes totaled $20,748,000 in 2016, $58,280,000 in 2015, and $17,549,000 in 2014. The 2015 income tax payments included remittances related to the sale of SISD.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:  Weighted Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic weighted-average common shares outstanding	85,338	86,296	86,858
Effect of dilutive stock options	1,734	1,695	2,213
Diluted weighted-average common and common-equivalent shares outstanding	87,072	87,991	89,071
Stock options to purchase 2,195,799, 3,035,078, and 1,286,403 shares of common stock, on a weighted-average basis, were outstanding in 2016, 2015, and 2014, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Greater China	Other	Total
Year Ended December 31, 2016
Revenue	$136,611	$231,731	$63,471	$88,940	$520,753
Long-lived assets	40,404	12,981	994	1,932	$56,311
Year Ended December 31, 2015
Revenue	$119,781	$199,127	$54,137	$77,512	$450,557
Long-lived assets	40,742	12,498	873	1,781	$55,894
Year Ended December 31, 2014
Revenue	$120,523	$195,214	$38,184	$72,528	$426,449
Long-lived assets	33,750	10,941	858	1,919	$47,468
Revenue is presented geographically based upon the customer’s country of domicile. Revenue from a single customer accounted for 19%, 18%, and 16% of total revenue in 2016, 2015, and 2014, respectively.
NOTE 19: Discontinued Operations
On July 6, 2015, the Company completed the sale of its Surface Inspection Systems Division (SISD) to AMETEK, Inc. (AMETEK) for $155,655,000 in cash. Transaction costs totaled $5,198,000 and included $1,106,000 of stock option expense from the accelerated vesting of stock options in connection with the sale.

The financial results of SISD are reported as a discontinued operation for all periods presented. In 2015, a pre-tax gain of $125,357,000 and associated income tax expense of $47,175,000 was recorded in "Net income (loss) from discontinued operations" on the Consolidated Statements of Operations. In 2016, a binding arbitration was concluded in the second quarter of 2016 with respect to certain product performance claims made by an SISD customer, for which the Company remained responsible under the indemnity provisions of the sale transaction. In that proceeding, the tribunal ordered the Company to pay the customer approximately $326,000, primarily representing a refund of the product purchase price. The tribunal also ordered the customer to pay the Company approximately $45,000, primarily representing reimbursement of legal fees. The net settlement of $281,000 was recorded in discontinued operations in the second quarter of 2016, along with $123,000 of legal fees. The tax benefit related to this expense was $149,000, resulting in a net loss from discontinued operations of $255,000.

The major classes of revenue and expense included in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$23,248	$59,821
Cost of revenue	—	(11,291)	(26,953)
Research, development, and engineering expenses	—	(2,126)	(4,089)
Selling, general, and administrative expenses	—	(7,800)	(12,968)
Foreign currency loss	—	(177)	(170)
Operating income from discontinued business	—	1,854	15,641
Gain (loss) on sale of discontinued business	(404)	125,357	—
Income from discontinued operations before income tax expense	(404)	127,211	15,641
Income tax expense (benefit) on discontinued operations	(149)	47,801	4,997
Net income (loss) from discontinued operations	$(255)	$79,410	$10,644

Significant non-cash items related to the discontinued business were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$—	$1,533	$1,099
Depreciation expense	—	401	777
Amortization expense	—	165	364
Capital expenditures	—	482	631
NOTE 20: Acquisitions
The Company completed four acquisitions during the year ended December 31, 2016 and one acquisition during the year ended December 31, 2015. All of these transactions have been accounted for as business combinations. Pro-forma information for these acquisitions has not been presented because they are not material, either individually or in the aggregate. Revenue and earnings since the dates of the acquisitions included in the Company's Consolidated Statements of Operations are also not presented because they are not material. Transaction costs were immaterial and were expensed as incurred during the year of the acquisition.
Webscan, Inc.
On December 9, 2016, the Company acquired selected assets and assumed selected liabilities of Webscan, Inc., a privately-held U.S.-based ID provider of barcode verifiers. The total purchase price of$3,176,000 included $3,000,000 in cash paid upon closing and $176,000 in cash paid in January 2017 as a working capital adjustment. There are no contingent payments. In addition, the Company entered into special incentive payments tied to employment, none of which are material, that the Company will record as compensation expense.
Under this transaction, in addition to customer relationships and completed technologies, the Company acquired a team of individuals including software engineers that are expected to help the Company accelerate the development of future ID products. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.

The purchase price was allocated as follows (in thousands):

Accounts receivable	$504
Inventories	296
Prepaid expenses and other current assets	8
Customer relationships	680
Completed technologies	840
Goodwill	925
Accounts payable	(77)
Purchase price	$3,176
The customer relationships and completed technologies are included in "Intangible assets" on the Consolidated Balance Sheet. The customer relationships are being amortized to selling, general, and administrative expenses on a straight-line basis over seven years, and the completed technologies are being amortized to cost of revenue on a straight-line basis over five years. A portion of the acquired goodwill is deductible for tax purposes.
Chiaro Technologies LLC
On November 30, 2016, the Company acquired selected assets and assumed selected liabilities of Chiaro Technologies LLC, a privately-held U.S.-based 3D vision company. The total purchase price of $4,149,000 included $3,538,000 in cash and contingent consideration valued at $611,000. In addition, the Company entered into special incentive payments tied to employment, none of which are material, that the Company will record as compensation expense.
The undiscounted potential outcomes related to the contingent consideration range from $0 to $1,250,000 based upon certain milestone revenue levels over the next two years. As of December 31, 2016, the fair value of the contingent consideration was $611,000 and was recorded in “Other non-current liabilities” on the Consolidated Balance Sheet. The contingent consideration will be remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
Under this transaction, in addition to completed technologies, the Company acquired a team of software engineers that are expected to help the Company accelerate the development of future 3D vision products. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.
The purchase price was allocated as follows (in thousands):

Prepaid expenses and other current assets	$3
Completed technologies	1,350
Goodwill	2,911
Accrued expenses	(115)
Purchase price	$4,149
The completed technologies are included in "Intangible assets" on the Consolidated Balance Sheet and are being amortized to cost of revenue on a straight-line basis over seven years. A portion of the acquired goodwill is deductible for tax purposes.
EnShape GmbH
On October 27, 2016, the Company acquired all of the outstanding shares of EnShape GmbH, a privately-held 3D sensor provider based in Germany. The total purchase price of €7,250,000 ($7,901,000) included €4,950,000 ($5,395,000) in cash paid upon closing, €1,050,000 ($1,144,000) of deferred cash payments as a holdback for potential indemnification claims payable in 2018, and €1,250,000 ($1,362,000) of contingent cash payments based upon the completion of certain tasks by June 30, 2017. In addition, the Company entered into special incentive payments tied to employment, none of which are material, that the Company will record as compensation expense.
The undiscounted potential outcomes related to the contingent consideration are €0 or €1,250,000 ($1,362,000) based upon the completion of certain tasks by June 30, 2017. As of December 31, 2016, the fair value of the contingent consideration was €1,250,000 ($1,362,000) due to the high probability and the short duration to payment, and was recorded in “Accrued expenses" on the Consolidated Balance Sheets. The contingent consideration will be remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.

Under this transaction, in addition to customer relationships and completed technologies, the Company acquired a team of software engineers that are expected to help the Company accelerate the development of future 3D vision products. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.
The purchase price was allocated as follows (in thousands):

Cash	$167
Accounts receivable	4
Inventories	79
Prepaid expenses and other current assets	15
Property, plant, and equipment	44
Customer relationships	447
Completed technologies	1,089
Goodwill	8,613
Accounts payable	(6)
Accrued expenses	(209)
Accrued income taxes	(2,342)
Purchase price	$7,901
The customer relationships and completed technologies are included in "Intangible assets" on the Consolidated Balance Sheet. The customer relationships are being amortized to selling, general, and administrative expenses, and the completed technologies are being amortized to cost of revenue, both on a straight-line basis over seven years. A portion of the acquired goodwill is deductible for tax purposes.
AQSense, S.L.
On August 30, 2016, the Company acquired selected assets and assumed selected liabilities of AQSense, S.L., a privately-held 3D vision software provider based in Spain. The total purchase price of €2,232,000 ($2,519,000) was paid in cash and there are no contingent payments.
Under this transaction, in addition to customer relationships and completed technologies, the Company acquired a team of software engineers that are expected to help the Company accelerate the development of future 3D vision products. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.
The purchase price was allocated as follows (in thousands):

Accounts receivable	$168
Customer relationships	598
Completed technologies	384
Goodwill	1,383
Accrued expenses	(14)
Purchase price	$2,519
The customer relationships and completed technologies are included in "Intangible assets" on the Consolidated Balance Sheet. The customer relationships are being amortized to selling, general, and administrative expenses, and the completed technologies are being amortized to cost of revenue, both on a straight-line basis over five years. A portion of the acquired goodwill is deductible for tax purposes.
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

The total purchase price of $4,813,000 included $1,023,000 in cash paid upon closing and contingent consideration valued at $3,790,000 on the acquisition date. The undiscounted potential outcomes related to future contingent consideration ranges from $0 to approximately $1,700,000 in 2017 and $0 to approximately $2,200,000 in 2018 based upon reaching certain milestone revenue levels.
The contingent consideration is remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations. In 2015, the Company recorded a $790,000 benefit in other income which reduced the liability amount to $3,000,000. In 2016, the Company paid $337,000 and recorded a $463,000 benefit in other income reducing the liability to $2,200,000. As of December 31, 2016, the current portion of the contingent consideration expected to be paid within the next year was $800,000, and was recorded in “Accrued expenses,” and the non-current portion expected to be paid beyond one year was $1,400,000, and was recorded in “Other non-current liabilities” on the Consolidated Balance Sheets.
The purchase price was allocated as follows (in thousands):

Prepaid expenses and other current assets	$23
Customer relationships	140
Completed technologies	590
Goodwill	4,060
Purchase price	$4,813
The customer relationships and completed technologies are included in "Intangible assets" on the Consolidated Balance Sheets. The customer relationships are being amortized to selling, general, and administrative expenses, and the completed technologies are being amortized to cost of revenue, both on a straight-line basis over five years. A portion of the acquired goodwill is deductible for tax purposes.
NOTE 21: Subsequent Events
On February 15, 2017, the Company's Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable March 17, 2017 to all shareholders of record as of the close of business on March 3, 2017.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	April 3, 2016	July 3, 2016	October 2, 2016	December 31, 2016
	(In thousands, except per share amounts)
Revenue	$96,205	$147,274	$147,952	$129,322
Gross margin	75,237	112,061	115,203	102,662
Operating income	16,344	49,675	54,528	40,237

Net income from continuing operations	$14,885	$43,014	$53,675	$38,253
Net income (loss) from discontinued operations	—	(255)	—	—
Net income	$14,885	$42,759	$53,675	$38,253

Basic net income per share from continuing operations	$0.18	$0.51	$0.63	$0.45
Basic net income (loss) per share from discontinued operations	—	(0.01)	—	—
Basic net income per share	$0.18	$0.50	$0.63	$0.45

Diluted net income per share from continuing operations	$0.17	$0.50	$0.61	$0.43
Diluted net income (loss) per share from discontinued operations	—	(0.01)	—	—
Diluted net income per share	$0.17	$0.49	$0.61	$0.43

	Quarter Ended
	April 5, 2015	July 5, 2015	October 4, 2015	December 31, 2015
	(In thousands, except per share amounts)
Revenue	$101,373	$143,829	$107,587	$97,768
Gross margin	79,029	113,321	81,268	74,368
Operating income	22,110	51,778	28,485	19,148

Net income from continuing operations	$19,472	$43,516	$25,822	$18,854
Net income (loss) from discontinued operations	1,030	198	78,290	(108)
Net income	$20,502	$43,714	$104,112	$18,746

Basic net income per share from continuing operations	$0.22	$0.50	$0.30	$0.22
Basic net income (loss) per share from discontinued operations	0.02	—	0.91	—
Basic net income per share	$0.24	$0.50	$1.21	$0.22

Diluted net income per share from continuing operations	$0.22	$0.49	$0.29	$0.22
Diluted net income (loss) per share from discontinued operations	0.01	—	0.90	—
Diluted net income per share	$0.23	$0.49	$1.19	$0.22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Cognex Corporation and subsidiaries (the “Company”) referred to in our report dated February 16, 2017, which is included in the 2016 Annual Report on Form 10-K of Cognex Corporation. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 16, 2017

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
	(In thousands)
Reserve for Uncollectible Accounts Receivable:
2016	$736	$216	$—	$(64)	(a)	$(15)	(b)	$873
2015	$820	$—	$—	$(44)	(a)	$(40)	(b)	$736
2014	$909	$—	$—	$(32)	(a)	$(57)	(b)	$820
Reserve for Excess and Obsolete Inventory:
2016	$3,803	$3,641	$—	$(4,075)	(a)	$(52)	(c)	$3,317
2015	$5,058	$1,562	$—	$(2,443)	(a)	$(374)	(c)	$3,803
2014	$4,301	$3,204	$—	$(1,978)	(a)	$(469)	(c)	$5,058
Deferred Tax Valuation Allowance:
2016	$3,259	$857	$—	$—		$—		$4,116
2015	$2,483	$817	$—	$—		$(41)		$3,259
2014	$1,758	$725	$—	$—		$—		$2,483

(a)	Specific write-offs

(b)	Collections of previously written-off accounts and foreign currency exchange rate changes

(c)	Foreign currency exchange rate changes

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2016 or 2015.
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
Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting
The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cognex Corporation:
We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 16, 2017

ITEM 9B: OTHER INFORMATION
None
PART III
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.
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
ITEM 11:  EXECUTIVE COMPENSATION
Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017 and is incorporated herein by reference.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017 and is incorporated herein by reference.
The following table provides information as of December 31, 2016 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders	5,973,304	(1)	$33.5945	8,078,751	(2)
Equity compensation plans not approved by shareholders	478,977	(3)	14.3333	—
	6,452,281		$32.1646	8,078,751

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
The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan, extending the plan until September 2021. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 14,220,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 10,576,270 stock options have been granted under the 2001 General Stock Option Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017 and is incorporated herein by reference.
ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017 and is incorporated herein by reference.
PART IV
ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
The financial statements are included in Part II – Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule
Financial Statement Schedule II is included in Part II – Item 8 of this Annual Report on Form 10-K.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

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

Signature	Title	Date

/s/ Robert J. Shillman	Chairman of the Board of Directors and Chief Culture Officer	February 16, 2017
Robert J. Shillman

/s/ Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 16, 2017
Robert J. Willett

/s/ Richard A. Morin	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	February 16, 2017
Richard A. Morin

/s/ Patrick Alias	Director	February 16, 2017
Patrick Alias

/s/ Eugene Banucci	Director	February 16, 2017
Eugene Banucci

/s/ Theodor Krantz	Director	February 16, 2017
Theodor Krantz

/s/ Jeffrey Miller	Director	February 16, 2017
Jeffrey Miller

/s/ J. Bruce Robinson	Director	February 16, 2017
J. Bruce Robinson

/s/ Jerry Schneider	Director	February 16, 2017
Jerry Schneider

/s/ Anthony Sun	Director	February 16, 2017
Anthony Sun

EXHIBIT INDEX

EXHIBIT NUMBER
3A
Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended through May 5, 2016, (incorporated by reference to Exhibit 3.1 of Cognex's Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 [File No. 1-34218])

3B
Articles of Amendment to the Articles of Organization of Cognex Corporation establishing Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to Cognex's Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 [File No. 1-34218])

3C
By-laws of Cognex Corporation, as amended and restated through December 5, 2013 (incorporated by reference to Exhibit 3.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter-ended July 3, 2016 [File No. 1-34218])

3D
Amendment to Amended and Restated By-laws of Cognex Corporation, effective May 5, 2016 (incorporated by reference to Exhibit 3.4 of Cognex's Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 [File No. 1-34218])

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
Form of Letter Agreement between Cognex Corporation and each of Robert J. Shillman, Patrick A. Alias and Anthony Sun (incorporated by reference to Exhibit 10K of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10J *
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

The following materials from Cognex Corporation's Annual Report on Form 10-K for the period ended December 31, 2016, formatted in xBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (iii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.
*    Indicates management contract or compensatory plan or arrangement