Form 10-Q
period 2017-07-02
COGNEX CORP
filed 2017-07-31
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2017 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
As of July 2, 2017, there were 86,572,316 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(unaudited)		(unaudited)
Revenue	$172,904	$147,274	$307,846	$243,479
Cost of revenue	37,471	35,213	65,696	56,181
Gross margin	135,433	112,061	242,150	187,298
Research, development, and engineering expenses	23,377	19,671	46,147	40,226
Selling, general, and administrative expenses	52,518	42,715	99,039	81,053
Operating income	59,538	49,675	96,964	66,019
Foreign currency gain (loss)	(184)	330	(447)	230
Investment income	2,138	1,447	4,150	2,584
Other income (expense)	(169)	222	101	429
Income from continuing operations before income tax expense	61,323	51,674	100,768	69,262
Income tax expense (benefit) on continuing operations	5,251	8,660	(959)	11,363
Net income from continuing operations	56,072	43,014	101,727	57,899
Net income (loss) from discontinued operations (Note 14)	—	(255)	—	(255)
Net income	$56,072	$42,759	$101,727	$57,644

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.65	$0.51	$1.18	$0.68
Net income (loss) from discontinued operations	$—	$(0.01)	$—	$—
Net income	$0.65	$0.50	$1.18	$0.68

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$0.63	$0.50	$1.14	$0.67
Net income (loss) from discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income	$0.63	$0.49	$1.14	$0.66

Weighted-average common and common-equivalent shares outstanding:
Basic	86,639	85,107	86,480	85,024
Diluted	89,614	86,806	89,452	86,713

Cash dividends per common share	$0.085	$0.075	$0.160	$0.145

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(unaudited)		(unaudited)
Net income	$56,072	$42,759	$101,727	$57,644
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $7 and ($15) in the three-month periods and net of tax of $3 and ($97) in the six-month periods, respectively	59	(302)	(12)	(879)
Reclassification of net realized (gain) loss into current operations	(9)	190	35	186
Net change related to cash flow hedges	50	(112)	23	(693)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $58 and $243 in the three-month periods and net of tax of $150 and $510 in the six-month periods, respectively	307	1,351	818	2,632
Reclassification of net realized (gain) loss into current operations	(42)	(141)	(107)	(128)
Net change related to available-for-sale investments	265	1,210	711	2,504

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $0 and ($155) in the three-month periods and net of tax of $0 and $174 in the six-month periods, respectively	10,263	(2,546)	12,744	2,614
Net change related to foreign currency translation adjustments	10,263	(2,546)	12,744	2,614

Other comprehensive income (loss), net of tax	10,578	(1,448)	13,478	4,425
Total comprehensive income	$66,650	$41,311	$115,205	$62,069

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,266	$79,641
Short-term investments	342,402	341,194
Accounts receivable, less reserves of $1,061 and $873 in 2017 and 2016, respectively	78,593	55,438
Unbilled revenue	5,939	2,217
Inventories	36,491	26,984
Prepaid expenses and other current assets	50,157	20,870
Total current assets	581,848	526,344
Long-term investments	354,658	324,335
Property, plant, and equipment, net	61,196	53,992
Goodwill	115,089	95,280
Intangible assets, net	15,226	8,312
Deferred income taxes	29,681	28,022
Other assets	3,300	2,319
Total assets	$1,160,998	$1,038,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,815	$9,830
Accrued expenses	42,621	42,539
Accrued income taxes	4,957	5,193
Deferred revenue and customer deposits	18,011	8,211
Total current liabilities	88,404	65,773
Deferred income taxes	5,215	—
Reserve for income taxes	6,122	5,361
Other non-current liabilities	9,281	4,871
Total liabilities	109,022	76,005

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 200,000 shares in 2017 and 2016, respectively, issued and outstanding: 86,572 and 85,939 shares in 2017 and 2016, respectively	173	172
Additional paid-in capital	425,406	375,030
Retained earnings	669,347	643,825
Accumulated other comprehensive loss, net of tax	(42,950)	(56,428)
Total shareholders’ equity	1,051,976	962,599
	$1,160,998	$1,038,604

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 2, 2017	July 3, 2016
	(unaudited)
Cash flows from operating activities:
Net income	$101,727	$57,644
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of discontinued business	—	255
Stock-based compensation expense	15,329	11,261
Depreciation of property, plant, and equipment	6,288	5,577
Amortization of intangible assets	1,740	1,862
Amortization of discounts or premiums on investments	171	204
Realized (gain) loss on sale of investments	(107)	(128)
Revaluation of contingent consideration	(151)	(463)
Change in deferred income taxes	2,998	(2,943)
Change in operating assets and liabilities:
Accounts receivable	(18,841)	(17,737)
Unbilled revenue	(3,315)	(25,507)
Inventories	(7,711)	11,964
Prepaid expenses and other current assets	(27,717)	(7,449)
Accounts payable	11,814	6,224
Accrued expenses	(157)	1,762
Accrued income taxes	(566)	2,245
Deferred revenue and customer deposits	9,110	3,998
Other	8	542
Net cash provided by operating activities	90,620	49,311
Cash flows from investing activities:
Purchases of investments	(304,611)	(455,915)
Maturities and sales of investments	279,654	427,196
Purchases of property, plant, and equipment	(12,172)	(5,347)
Cash paid for acquisition of businesses, net of cash acquired	(25,519)	—
Cash paid related to discontinued business	(291)	(113)
Net cash provided by (used in) investing activities	(62,939)	(34,179)
Cash flows from financing activities:
Issuance of common stock under stock plans	35,050	8,700
Repurchase of common stock	(62,343)	(8,718)
Payment of dividends	(13,864)	(12,335)
Payment of contingent consideration	—	(337)
Net cash provided by (used in) financing activities	(41,157)	(12,690)
Effect of foreign exchange rate changes on cash and cash equivalents	2,101	512
Net change in cash and cash equivalents	(11,375)	2,954
Cash and cash equivalents at beginning of period	79,641	51,975
Cash and cash equivalents at end of period	$68,266	$54,929

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2016	85,939	$172	$375,030	$643,825	$(56,428)	$962,599
Issuance of common stock under stock plans	1,365	3	35,047	—	—	35,050
Repurchase of common stock	(732)	(2)	—	(62,341)	—	(62,343)
Stock-based compensation expense	—	—	15,329	—	—	15,329
Payment of dividends	—	—	—	(13,864)	—	(13,864)
Net income	—	—	—	101,727	—	101,727
Net unrealized gain (loss) on cash flow hedges, net of tax of $3	—	—	—	—	(12)	(12)
Reclassification of net realized (gain) loss on cash flow hedges	—	—	—	—	35	35
Net unrealized gain (loss) on available-for-sale investments, net of tax of $150	—	—	—	—	818	818
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(107)	(107)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	12,744	12,744
Balance as of July 2, 2017 (unaudited)	86,572	$173	$425,406	$669,347	$(42,950)	$1,051,976

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
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business, necessary to present fairly the Company’s financial position as of July 2, 2017, and the results of its operations for the three-month and six-month periods ended July 2, 2017 and July 3, 2016, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 2, 2017 are not necessarily indicative of the results to be expected for the full year.
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
The preliminary project stage includes conceptual formulation of design alternatives, determination of system requirements, vendor demonstrations, and final selection of vendors, and during this stage costs are expensed as incurred. The application development stage includes software configuration, coding, hardware installation, and testing. During this stage, certain costs are capitalized, including external direct costs of materials and services, as well as payroll and payroll-related costs for employees who are directly associated with the project, while certain costs are expensed as incurred, including training and data conversion costs. The post-implementation stage includes training and maintenance, and during this stage costs are expensed as incurred.
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
We expect to adopt this standard using the full retrospective method to present all periods reported on a consistent basis. Upon adoption, revenue for software-only products sold as part of multiple-deliverable arrangements will no longer be deferred when vendor-specific objective evidence of fair value does not exist for undelivered elements of the arrangement. This change will likely result in earlier recognition of revenue. In addition, we expect certain of the Company’s product accessory sales, which are currently reported on a net basis, to be reported on a gross basis as a result of applying the expanded guidance in the new standard related to principal versus agent considerations. This change will result in the Company reporting higher revenue and higher cost of revenue when these sales are reported on a gross basis, although the gross margin dollars will not change. Furthermore, for arrangements that include customer-specified acceptance criteria, we expect to recognize revenue when we can objectively determine that control has been transferred to the customer in accordance with the agreed-upon specifications in the contract, which may occur before formal customer acceptance. This change will primarily impact revenue recognition for arrangements in the logistics industry where certain customer solutions include installed ID products and will likely result in earlier recognition of revenue. We do not expect these changes to have a material impact on total revenue. Management is currently in the process of updating the Company's revenue accounting policy, internal controls, and disclosures to finalize the implementation of this standard.
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
Accounting Standards Update (ASU) 2017-01, "Business Combinations - Clarifying the Definition of a Business"
ASU 2017-01 applies to all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the amendments in ASU 2017-01 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU should be applied prospectively on or after the effective date and no disclosures are required at transition. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or the effective date of the amendments in this Update, only when the transaction has not been reported in financial statements that have been issued. Management does not expect ASU 2017-01 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-04, "Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment"
ASU 2017-04 applies to all reporting entities that have goodwill reported in their financial statements. The amendments in this Update eliminate Step 2 from the goodwill impairment test reducing the cost and complexity of evaluating goodwill for impairment. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment date of its assets and liabilities as would be required in a business combination. Instead, under the amendments in this Update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For public companies, the amendments in ASU 2017-04 are effective for the annual or any interim goodwill impairment tests for reporting periods beginning after December 15, 2019. This ASU should be applied prospectively and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not expect ASU 2017-04 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-08, "Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities "
ASU 2017-08 applies to all reporting entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. For public companies, the amendments in ASU 2017-08 are effective for annual periods beginning after December 15, 2019 and interim reporting periods within annual years beginning after December 15, 2020. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, and, in the period of adoption, the entity is required to provide disclosures about a change in accounting principle. Early adoption is permitted, including adoption in an interim period. Management is in the process of evaluating the impact of this Update.
Accounting Standards Update (ASU) 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting"
ASU 2017-09 applies to all reporting entities that change the terms or conditions of a share-based payment award. Currently, the definition of the term modification is broad and its interpretation results in diversity in practice. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3)the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. For public companies, the amendments in ASU 2017-09 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Early adoption is permitted including adoption in an interim period, for reporting periods for which financial statements have not yet been issued. This ASU should be applied prospectively to an award modified on or after the adoption date. Management does not expect ASU 2017-09 to have a material impact on the Company's financial statements and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of July 2, 2017 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$3,554	$—	$—
Corporate bonds	—	325,159	—
Treasury bills	—	152,563	—
Asset-backed securities	—	87,260	—
Euro liquidity fund	—	79,256	—
Sovereign bonds	—	30,933	—
Agency bonds	—	13,412	—
Municipal bonds	—	8,477	—
Cash flow hedge forward contracts	—	71	—
Economic hedge forward contracts	—	45	—
Liabilities:
Economic hedge forward contracts	—	4	—
Contingent consideration liabilities	—	—	3,959
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not record an other-than-temporary impairment of these financial assets during the six-month period ended July 2, 2017.
The Company's contingent consideration liabilities are reported at fair value based upon probability-adjusted present values of the consideration expected to be paid, using significant inputs that are not observable in the market, and are therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain revenue milestones, and the likelihood of completing certain tasks. The fair values of these contingent consideration liabilities were calculated using discount rates consistent with the level of risk of achievement, and are remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the six-month period ended July 2, 2017 (in thousands):

Balance as of December 31, 2016	$4,173
Payment of EnShape contingent consideration	(1,401)
Fair value adjustment to Manatee contingent consideration	(275)
Fair value adjustment to Chiaro contingent consideration	124
Contingent consideration resulting from GVi acquisition	1,299
Foreign exchange rate changes	39
Balance as of July 2, 2017	$3,959
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the six-month period ended July 2, 2017.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 2, 2017	December 31, 2016
Cash	$64,712	$77,307
Money market instruments	3,554	2,334
Cash and cash equivalents	68,266	79,641
Treasury bills	97,018	67,175
Corporate bonds	86,000	141,188
Euro liquidity fund	79,256	46,499
Asset-backed securities	42,449	69,614
Sovereign bonds	24,454	7,298
Agency bonds	7,610	2,903
Municipal bonds	5,615	6,517
Short-term investments	342,402	341,194
Corporate bonds	239,159	169,952
Treasury bills	55,545	92,280
Asset-backed securities	44,811	26,946
Sovereign bonds	6,479	23,585
Agency bonds	5,802	10,339
Municipal bonds	2,862	1,233
Long-term investments	354,658	324,335
	$765,326	$745,170
Treasury bills consist of debt securities issued by the U.S. government; corporate bonds consist of debt securities issued by both domestic and foreign companies; the Euro liquidity fund invests in a portfolio of investment-grade bonds; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; sovereign bonds consist of direct debt issued by foreign governments; agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing;

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and municipal bonds consist of debt securities issued by state and local government entities. The Euro liquidity fund is denominated in Euros, and the remaining securities are denominated in U.S. Dollars.
The following table summarizes the Company’s available-for-sale investments as of July 2, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$97,218	$—	$(200)	$97,018
Corporate bonds	85,918	85	(3)	86,000
Euro liquidity fund	78,824	432	—	79,256
Asset-backed securities	42,467	2	(20)	42,449
Sovereign bonds	24,495	4	(45)	24,454
Agency bonds	7,600	10	—	7,610
Municipal bonds	5,615	—	—	5,615
Long-term:
Corporate bonds	238,417	929	(187)	239,159
Treasury bills	55,671	—	(126)	55,545
Asset-backed securities	44,733	95	(17)	44,811
Sovereign bonds	6,519	1	(41)	6,479
Agency bonds	5,787	16	(1)	5,802
Municipal bonds	2,860	2	—	2,862
	$696,124	$1,576	$(640)	$697,060
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 2, 2017 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$143,666	$(306)	$8,897	$(20)	$152,563	$(326)
Corporate bonds	62,295	(190)	—	—	62,295	(190)
Asset-backed securities	52,141	(37)	—	—	52,141	(37)
Sovereign bonds	24,737	(84)	3,001	(2)	27,738	(86)
Agency bonds	3,076	(1)	—	—	3,076	(1)
	$285,915	$(618)	$11,898	$(22)	$297,813	$(640)
As of July 2, 2017, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $55,000 and $13,000, respectively, during the three-month period ended July 2, 2017 and $141,000 and $0, respectively, during the three-month period ended July 3, 2016. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $143,000 and $36,000, respectively, during the six-month period ended July 2, 2017 and $225,000 and $97,000, respectively, during the six-month period ended July 3, 2016. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 2, 2017 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$86,000	$112,337	$86,773	$7,602	$32,447	$—	$325,159
Treasury bills	97,018	55,545	—	—	—	—	152,563
Asset-backed securities	42,449	21,856	20,100	—	—	2,855	87,260
Euro liquidity fund	79,256	—	—	—	—	—	79,256
Sovereign bonds	24,454	3,819	2,660	—	—	—	30,933
Agency bonds	7,610	2,726	3,076	—	—	—	13,412
Municipal bonds	5,615	2,862	—	—	—	—	8,477
	$342,402	$199,145	$112,609	$7,602	$32,447	$2,855	$697,060
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 2, 2017	December 31, 2016
Raw materials	$23,197	$18,224
Work-in-process	6,970	2,760
Finished goods	6,324	6,000
	$36,491	$26,984
NOTE 6: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2016	$95,280
Acquisition of ViDi Systems S.A.	18,333
Acquisition of GVi Ventures, Inc.	1,476
Balance as of July 2, 2017	$115,089
Refer to Note 15 to the Consolidated Financial Statements for further information regarding acquisitions.
NOTE 7:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	2,961	10,726
Customer relationships	9,205	5,044	4,161
Non-compete agreements	370	31	339
Balance as of July 2, 2017	$61,322	$46,096	$15,226

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$37,422	$638
Completed technologies	8,003	2,098	5,905
Customer relationships	6,605	4,836	1,769
Balance as of December 31, 2016	$52,668	$44,356	$8,312

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of July 2, 2017, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2017	$1,598
2018	3,196
2019	2,821
2020	2,305
2021	2,097
2022	1,691
Thereafter	1,518
$15,226
NOTE 8: Warranty Obligations
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2016	$4,335
Provisions for warranties issued during the period	1,456
Fulfillment of warranty obligations	(1,249)
Foreign exchange rate changes	395
Balance as of July 2, 2017	$4,937
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	July 2, 2017		December 31, 2016
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	62,500	$627	342,500	$2,960
Hungarian Forint	—	—	39,000	130
Singapore Dollar	—	—	150	97
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	665,000	$5,954	650,000	$5,554
British Pound	1,690	2,197	1,350	1,658
Korean Won	2,100,000	1,839	1,750,000	1,450
Hungarian Forint	445,000	1,648	425,000	1,448
Singapore Dollar	2,025	1,473	1,350	929
Taiwanese Dollar	29,100	959	26,000	802
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	July 2, 2017	December 31, 2016	Sheet Location	July 2, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$71	$43	Accrued expenses	$—	$—
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$45	$1	Accrued expenses	$4	$11

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	July 2, 2017	December 31, 2016		July 2, 2017	December 31, 2016
Gross amounts of recognized assets	$116	$117	Gross amounts of recognized liabilities	$4	$11
Gross amounts offset	—	(73)	Gross amounts offset	—	—
Net amount of assets presented	$116	$44	Net amount of liabilities presented	$4	$11

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$60	$(487)	$60	$(487)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$9	$(200)	$(46)	$(203)
	Research, development, and engineering expenses	—	2	3	4
	Selling, general, and administrative expenses	—	8	8	13
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$9	$(190)	$(35)	$(186)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$177	$(705)	$96	$(1,065)
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2016	$37
Net unrealized loss on cash flow hedges	(12)
Reclassification of net realized loss on cash flow hedges into current operations	35
Balance as of July 2, 2017	$60
Net gains expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $60,000.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of July 2, 2017, the Company had 6,205,027 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must be greater than one year and three years, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the six-month period ended July 2, 2017:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	6,433	$32.16
Granted	1,937	77.36
Exercised	(1,365)	25.68
Forfeited or expired	(64)	43.11
Outstanding as of July 2, 2017	6,941	$45.95	7.91	$270,790
Exercisable as of July 2, 2017	2,015	$27.39	5.85	$115,900
Options vested or expected to vest as of July 2, 2017 (1)	6,033	$44.28	7.74	$245,371
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Risk-free rate	2.4%	1.7%	2.4%	1.7%
Expected dividend yield	0.39%	0.84%	0.39%	0.84%
Expected volatility	41%	41%	41%	41%
Expected term (in years)	5.2	5.4	5.3	5.5
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
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently expects that approximately 75% of its stock options granted to senior management and 72% of its options granted to all other employees will actually vest. Therefore, the Company currently applies an estimated annual forfeiture rate of 10% to all unvested options for senior management and a rate of 12% for all other employees. The Company revised its estimated forfeiture rate in the first quarter of 2017, resulting in a decrease to compensation expense of $673,000. The Company also revised its estimated forfeiture rate in the first quarter of 2016, resulting in an increase to compensation expense of $334,000.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended July 2, 2017 and July 3, 2016 were $31.01 and $12.22, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended July 2, 2017 and July 3, 2016 were $29.95 and $12.25, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended July 2, 2017 and July 3, 2016 were $19,408,000 and $5,652,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended July 2, 2017 and July 3, 2016 were $72,451,000 and $9,376,000, respectively. The total fair values of stock options vested for the three-month periods ended July 2, 2017 and July 3, 2016 were $725,000 and $709,000, respectively. The total fair values of stock options vested for the six-month periods ended July 2, 2017 and July 3, 2016 were $18,713,000 and $16,045,000, respectively.
As of July 2, 2017, total unrecognized compensation expense related to non-vested stock options was $48,313,000, which is expected to be recognized over a weighted-average period of 1.89 years.
The following table summarizes the Company's restricted stock activity for the six-month period ended July 2, 2017:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Nonvested as of December 31, 2016	20	$34.05
Granted	—	—
Vested	(10)	34.05	825
Forfeited or expired	—	—
Nonvested as of July 2, 2017	10	$34.05	$849
(1) Fair market value as of April 22, 2017 for vested shares, and as of July 2, 2017 for nonvested shares.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 2, 2017 were $7,846,000 and $2,583,000, respectively, and for the three-month period ended July 3, 2016 were $4,457,000 and $1,462,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended July 2, 2017 were $15,329,000 and $5,022,000, respectively, and for the six-month period ended July 3, 2016 were $11,261,000 and $3,690,000, respectively. No compensation expense was capitalized as of July 2, 2017 or December 31, 2016.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of revenue	$454	$229	$884	$522
Research, development, and engineering	2,715	1,397	5,325	3,576
Selling, general, and administrative	4,677	2,831	9,120	7,163
	$7,846	$4,457	$15,329	$11,261
NOTE 11: Stock Repurchase Program
In November 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of July 2, 2017, the Company has repurchased 1,271,000 shares at a cost of $93,428,000 under this program, including 732,000 shares at a cost of $62,343,000 for the six-month period ended July 2, 2017. In April 2017, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this April 2017 program will commence upon completion of the November 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Income tax provision at federal statutory corporate tax rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(18)%	(18)%	(18)%	(18)%
Tax credit	(1)%	(1)%	(1)%	(1)%
Discrete tax benefit related to stock option exercises	(9)%	(1)%	(19)%	(2)%
Other	1%	1%	1%	1%
Income tax provision on continuing operations	9%	17%	(1)%	16%
The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 35%. International rights to certain of the Company's intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than the above mentioned statutory rates. These differences resulted in a decrease in the effective tax rate by 18 percentage points for the three-month and six-month periods ended July 2, 2017 and July 3, 2016.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease of the effective tax rate by 9 and 1 percentage points for the three-month periods ended July 2, 2017 and July 3, 2016, respectively, and a decrease of the effective tax rate by 19 and 2 percentage points for the six-month periods ended July 2, 2017 and July 3, 2016, respectively.
During the six-month period ended July 2, 2017, the Company recorded a $702,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $86,000 for the six-month period ended July 2, 2017.
The Company’s reserve for income taxes, including gross interest and penalties, was $7,150,000 as of July 2, 2017, which included $6,122,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $798,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $800,000 to $900,000 over the next twelve months.
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
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic weighted-average common shares outstanding	86,639	85,107	86,480	85,024
Effect of dilutive stock options	2,975	1,699	2,972	1,689
Weighted-average common and common-equivalent shares outstanding	89,614	86,806	89,452	86,713

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock options to purchase 1,896,132 and 1,357,254 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 2, 2017, respectively, and 3,904,396 and 4,502,777 for the same periods in 2016, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The losses included in discontinued operations were as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Operating income from discontinued operations	$—	$—	$—	$—
Gain (loss) on sale of discontinued operations	—	(404)	—	(404)
Income (loss) from discontinued operations before income tax expense (benefit)	—	(404)	—	(404)
Income tax expense (benefit) on discontinued operations	—	(149)	—	(149)
Net income (loss) from discontinued operations	$—	$(255)	$—	$(255)
NOTE 15: Acquisitions
ViDi Systems S.A.
On April 4, 2017, the Company acquired all of the outstanding shares of ViDi Systems, S.A. (ViDi), a privately-held vision software company based in Switzerland. This transaction has been accounted for as a business combination.
The total purchase price of $23,015,000 included cash payment of $20,019,000, with the remaining $2,996,000 recorded as a holdback to secure potential claims under the agreement. The holdback limitation period is 18 months, and therefore, this amount has been recorded in "Other non-current liabilities" on the Consolidated Balance Sheet. In addition, the Company entered into a special incentive payment tied to employment, which is not material, that the Company will record as compensation expense.
Under this transaction, in addition to completed technologies, the Company acquired a team of software engineers that are expected to help the Company broaden the scope of applications that can be addressed with Cognex vision. ViDi's deep learning software uses artificial intelligence techniques to improve image analysis in applications where it is difficult to predict the full range of image variations that might be encountered. Using feedback, ViDi's software trains the system to distinguish between acceptable variations and defects. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The purchase price was allocated as follows (in thousands):

Cash	$146
Accounts receivable	425
Prepaid expenses	129
Property, plant, and equipment	40
Accounts payable	(98)
Accrued expenses	(716)
Deferred income tax liability	(388)
Non-compete agreement	370
Completed technologies	4,774
Goodwill	18,333
Purchase price	$23,015
The non-compete agreement and completed technology are included in "Intangible assets" on the Consolidated Balance Sheet. The non-compete agreement will be amortized to research, development and engineering expenses over three years, and the completed technology will be amortized to cost of revenue over six years, both on a straight-line basis. The portion of the acquired goodwill deductible for tax purposes is $5,112,000. Transaction costs were immaterial and were expensed as incurred.
GVi Ventures, Inc.
On April 12, 2017, the Company acquired selected assets and assumed selected liabilities of GVi Ventures, Inc., a privately-held maker of pre-configured vision solutions for common automotive applications based in the United States. This transaction has been accounted for as a business combination.
The total purchase price of $5,368,000 included cash payment of $4,069,000 and contingent consideration valued at $1,299,000. In addition, the Company entered into special incentive payments tied to employment, none of which are material, that the Company will record as compensation expense.
The undiscounted potential outcomes related to the contingent consideration range from $0 to $3,500,000 based upon certain milestone revenue levels over the next five years. As of July 2, 2017, the fair value of the contingent consideration was $1,299,000, with $274,000 recorded in “Accrued expenses,” and $1,025,000 recorded in "Other non-current liabilities" on the Consolidated Balance Sheet. The contingent consideration will be remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
Under this transaction, in addition to customer relationships and completed technologies, the Company acquired a team of software engineers that are expected to develop new products and increase the Company's ability to serve large customers in the automotive industry. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The purchase price was allocated as follows (in thousands):

Accounts receivable	$423
Inventories	120
Prepaid expenses and other current assets	1
Accounts payable	(152)
Accrued expenses	(10)
Completed technologies	910
Customer relationships	2,600
Goodwill	1,476
Purchase price	$5,368
The customer relationships and completed technologies are included in "Intangible assets" on the Consolidated Balance Sheet. The customer relationships are being amortized to selling, general, and administrative expenses over eight years, and the completed technologies are being amortized to cost of revenue over five years, both on a straight-line basis. A portion of the acquired goodwill is deductible for tax purposes. Transaction costs were immaterial and were expensed as incurred.
Pro-forma information for these acquisitions has not been presented because they are not material, either individually or in the aggregate.
NOTE 16: Subsequent Events
On July 31, 2017, the Company’s Board of Directors declared a cash dividend of $0.085 per share. The dividend is payable September 1, 2017 to all shareholders of record as of the close of business on August 18, 2017.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates, the timing for recognition of revenue, expected areas of growth, emerging markets, future product mix, research and development activities, the impact of acquisitions, the Company’s new Enterprise Resource Planning (ERP) system, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the reliance upon key suppliers to manufacture and deliver critical components for our products; (10) the failure to effectively manage product transitions or accurately forecast customer demand; (11) the inability to design and manufacture high-quality products; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the inability to protect our proprietary technology and intellectual property; (15) our involvement in time-consuming and costly litigation; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (19) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Revenue for the six-month period ended July 2, 2017 totaled $307,846,000, representing an increase of $64,367,000, or 26%, from same period in 2016 driven primarily by strong consumer electronics sales in Asia and strong logistics sales in the Americas. Manufacturing efficiencies achieved from the higher sales volume resulted in a gross margin of 79% of revenue for the six-month period in 2017 compared to 77% of revenue for the six-month period in 2016. Operating expenses increased by $23,907,000, or 20%, from the six-month period in 2016 due principally to higher personnel-related costs and incentive compensation plan expenses. The significant increase in revenue resulted in an operating income margin of 31% of revenue for the six-month period in 2017 compared to 27% of revenue for the six-month period in 2016. Substantial tax benefits related to stock option exercises in 2017 further contributed to a net income margin of 33% of revenue for the six-month period in 2017 compared to 24% of revenue for the six-month period in 2016. Net income from continuing operations per diluted share was $1.14 for the six-month period in 2017 compared to $0.67 for the six-month period in 2016.
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
Revenue
Revenue increased by $25,630,000, or 17%, for the three-month period and increased by $64,367,000, or 26%, for the six-month period. Changes in foreign currency exchange rates did not have a material impact on revenue. The largest dollar and percentage growth came from customers based in Asia, where revenue increased by 53% and 73% for the three-month and six-month periods, respectively, driven primarily by higher sales in the consumer electronics industry in this region. Revenue from customers based in the Americas increased by 38% and 27% for the three-month and six-month periods, respectively, driven primarily by higher sales to customers in the logistics industry in this region.
Revenue from customers based in Europe was lower than both prior-year comparisons due to the timing of large customer orders in the consumer electronics industry in this region. In 2017, we expect more of these large orders to be recognized as revenue in the third quarter of 2017, while revenue from large orders in this industry was more evenly split between the second and third quarters in 2016. Accordingly, as of the date of this report, we expect revenue for the third quarter of 2017 to be higher than both the second quarter of 2017 and the third quarter of 2016. The future quarterly timing of revenue in the consumer electronics industry will depend upon a number of factors, including the product introduction cycles of our large customers in this industry.
Gross Margin
Gross margin as a percentage of revenue was 78% and 79% for the three-month and six-month periods in 2017, respectively, compared to 76% and 77% for the same periods in 2016. The increase was primarily due to manufacturing efficiencies achieved from a higher volume of machine vision products sold, as fixed manufacturing costs were spread over a larger revenue base.
The Company's gross margin percentage has ranged from the mid-to-high 70s for the past several years. As of the date of this report, we expect the gross margin percentage to be closer to the mid-point of this range in the third quarter of 2017 due to anticipated higher revenue from a material customer under a preferred pricing arrangement.
Operating Expenses
Research, Development, and Engineering Expenses increased by $3,706,000, or 19%, for the three-month period and increased by $5,921,000, or 15%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
RD&E expense in 2016	$19,671	40,226
Personnel-related costs	2,121	3,719
Stock-based compensation expense	1,304	1,760
Other	281	442
RD&E expenses in 2017	$23,377	46,147
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives and the higher business level. These headcount additions included engineering talent from six business acquisitions completed in the past year that are expected to help accelerate the development of future products. Stock-based compensation expense was also higher than the prior year due to a higher valuation of stock options issued as part of the Company's annual grant during the first quarter of 2017.
RD&E expenses as a percentage of revenue were 14% and 15% for the three-month and six-month periods in 2017, respectively, compared to 13% and 17% for the same periods in 2016. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue on an annual basis. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $9,803,000, or 23%, for the three-month period and increased by $17,986,000, or 22%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
SG&A expenses in 2016	$42,715	$81,053
Personnel-related costs	3,444	6,069
Incentive compensation plans	1,714	4,049
Travel expenses	1,132	2,194
Stock-based compensation expense	1,845	1,989
ERP expenses	1,114	1,554
Other	554	2,131
SG&A expenses in 2017	$52,518	$99,039
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition, higher incentive compensation plan expenses, including sales commission and bonus plans, were recorded in 2017 as a result of the additional headcount and higher achievement levels based upon the Company's performance. Travel expenses were also higher than the prior year due to the additional sales personnel and the higher business level. Stock-based compensation expense was also higher than the prior year due to a higher valuation of stock options issued as part of the Company's annual grant during the first quarter of 2017.
In the first half of 2017, the Company incurred expenses related to vendor selection and project planning activities for a new Enterprise Resource Planning (ERP) system, which is the management information system that integrates the Company's manufacturing, order fulfillment, and financial activities. Although expenses will continue to be incurred for the remainder of 2017, we expect a large portion of these costs to be capitalized as part of the application development of the new ERP system, which we expect to place into service in the first half of 2018.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $184,000 and $447,000 for the three-month and six-month periods in 2017, respectively, compared to foreign currency gains of $330,000 and $230,000 for the same periods in 2016. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $691,000, or 48%, for the three-month period and increased by $1,566,000, or 61%, for the six-month period. The increase was due to higher yields, as well as additional funds available for investment in the Company's portfolio of debt securities.
The Company recorded other expense of $169,000 and other income of $101,000 for the three-month and six-month periods in 2017, respectively, compared to other income of $222,000 and 429,000 for the same periods in 2016. Other income included a $124,000 expense and a $151,000 benefit for the three-month and six-month periods in 2017, respectively, and a $200,000 benefit and a $463,000 benefit for the same periods in 2016 resulting from the revaluation of contingent consideration liabilities arising from business combinations. Other income (expense) also included rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was an expense of 9% and a benefit of 1% of pre-tax income for the three-month and six-month periods in 2017, respectively, compared to an expense of 17% and an expense of 16% of pre-tax income for the same periods in 2016.

The effective tax rate included a decrease in tax expense of $5,787,000 and $18,954,000 for the three-month and six-month periods in 2017, respectively, and $745,000 and $1,208,000 in the same periods in 2016 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was 18% for all periods presented. The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 35%. International rights to certain of the Company’s intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than the above mentioned statutory rates.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $765,326,000 as of July 2, 2017. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six-month period ended July 2, 2017 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the repurchase of common stock, the payment of dividends, cash paid for business acquisitions, and capital expenditures. Significant operating cash outflows included working capital requirements to support the higher business level, the prepayment of estimated 2017 income taxes, and the payment of company bonuses that were earned and accrued in 2016. Capital expenditures totaled $12,172,000 and consisted primarily of computer hardware, computer software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and the Company's distribution center in Cork, Ireland.
During the six-month period ended July 2, 2017, the Company incurred $1,554,000 related to vendor selection and project planning activities for a new Enterprise Resource Planning (ERP) system. During the remainder of 2017, the Company expects cash outflows related to this project to be approximately $8,000,000, with a large portion of these costs to be capitalized as part of the new system, which the Company expects to place into service in the first half of 2018.
In November 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of July 2, 2017, the Company has repurchased 1,271,000 shares at a cost of $93,428,000 under this program, including 732,000 shares at a cost of $62,343,000 for the six-month period ended July 2, 2017. In April 2017, the Board authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this April 2017 program will commence upon completion of the November 2015 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company’s Board of Directors declared and paid a cash dividend of $0.075 per share in the first quarter of 2017 and $0.085 per share in the second quarter of 2017, totaling $13,864,000 for the six-month period ended July 2, 2017. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company's business strategy includes selective expansion into new machine vision markets and applications through the acquisition of businesses and technologies. The Company has completed seven business acquisitions since August 2015, none of which are material individually or in the aggregate to the Company's financial position or operating results. Certain of these acquisitions have contractual obligations for deferred cash payments, contingent cash payments tied to performance, and special incentive cash payments tied to employment, none of which are material individually or in the aggregate to the Company's cash flows.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of July 2, 2017, the Company had $765,326,000 in cash and investments. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

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
We expect to adopt this standard using the full retrospective method to present all periods reported on a consistent basis. Upon adoption, revenue for software-only products sold as part of multiple-deliverable arrangements will no longer be deferred when vendor-specific objective evidence of fair value does not exist for undelivered elements of the arrangement. This change will likely result in earlier recognition of revenue. In addition, we expect certain of the Company’s product accessory sales, which are currently reported on a net basis, to be reported on a gross basis as a result of applying the expanded guidance in the new standard related to principal versus agent considerations. This change will result in the Company reporting higher revenue and higher cost of revenue when these sales are reported on a gross basis, although the gross margin dollars will not change. Furthermore, for arrangements that include customer-specified acceptance criteria, we expect to recognize revenue when we can objectively determine that control has been transferred to the customer in accordance with the agreed-upon specifications in the contract, which may occur before formal customer acceptance. This change will primarily impact revenue recognition for arrangements in the logistics industry where certain customer solutions include installed ID products and will likely result in earlier recognition of revenue. We do not expect these changes to have a material impact on total revenue. Management is currently in the process of updating the Company's revenue accounting policy, internal controls, and disclosures to finalize the implementation of this standard.
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
Accounting Standards Update (ASU) 2017-01, "Business Combinations - Clarifying the Definition of a Business"
ASU 2017-01 applies to all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the amendments in ASU 2017-01 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU should be applied prospectively on or after the effective date and no disclosures are required at transition. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or the effective date of the amendments in this Update, only when the transaction has not been reported in financial statements that have been issued. Management does not expect ASU 2017-01 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-04, "Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment"
ASU 2017-04 applies to all reporting entities that have goodwill reported in their financial statements. The amendments in this Update eliminate Step 2 from the goodwill impairment test reducing the cost and complexity of evaluating goodwill for impairment. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment date of its assets and liabilities as would be required in a business combination. Instead, under the amendments in this Update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For public companies, the amendments in ASU 2017-04 are effective for the annual or any interim goodwill impairment tests for reporting periods beginning after December 15, 2019. This ASU should be applied prospectively and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not expect ASU 2017-04 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-08, "Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities "
ASU 2017-08 applies to all reporting entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. For public companies, the amendments in ASU 2017-08 are effective for annual periods beginning after December 15, 2019 and interim reporting periods within annual years beginning after December 15, 2020. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, and, in the period of adoption, the entity is required to provide disclosures about a change in accounting principle. Early adoption is permitted, including adoption in an interim period. Management is in the process of evaluating the impact of this Update.
Accounting Standards Update (ASU) 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting"
ASU 2017-09 applies to all reporting entities that change the terms or conditions of a share-based payment award. Currently, the definition of the term modification is broad and its interpretation results in diversity in practice. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3)the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. For public companies, the amendments in ASU 2017-09 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Early adoption is permitted including adoption in an interim period, for reporting periods for which financial statements have not yet been issued. This ASU should be applied prospectively to an award modified on or after the adoption date. Management does not expect ASU 2017-09 to have a material impact on the Company's financial statements and disclosures.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2016.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended July 2, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 - April 30, 2017	—	$—	—	$138,848,000
May 1 - May 28, 2017	165,000	90.46	165,000	123,922,000
May 29 - July 2, 2017	187,000	92.78	187,000	106,572,000
Total	352,000	$91.69	352,000	$106,572,000
(1) In November 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. Purchases under this program commenced in the third quarter of 2016. In April 2017, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this program will commence once the November 2015 program is complete.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and six-month periods ended July 2, 2017 and July 3, 2016; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended July 2, 2017 and July 3, 2016; (iii) Consolidated Balance Sheets as of July 2, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the six-month periods ended July 2, 2017 and July 3, 2016; (v) Consolidated Statement of Shareholders’ Equity for the six-month period ended July 2, 2017; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2017	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ John J. Curran
John J. Curran
Senior Vice President of Finance
and Chief Financial Officer
(principal financial and accounting officer)