Form 10-Q
period 2017-10-01
COGNEX CORP
filed 2017-10-30
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2017 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 1, 2017, there were 86,586,599 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(unaudited)		(unaudited)
Revenue	$259,739	$147,952	$567,585	$391,431
Cost of revenue	62,360	32,749	128,056	88,930
Gross margin	197,379	115,203	439,529	302,501
Research, development, and engineering expenses	26,078	18,603	72,225	58,829
Selling, general, and administrative expenses	61,054	42,072	160,093	123,125
Operating income	110,247	54,528	207,211	120,547
Foreign currency gain (loss)	(127)	(607)	(574)	(377)
Investment income	2,475	2,047	6,625	4,631
Other income (expense)	(445)	374	(344)	803
Income from continuing operations before income tax expense	112,150	56,342	212,918	125,604
Income tax expense (benefit) on continuing operations	9,802	2,667	8,843	14,030
Net income from continuing operations	102,348	53,675	204,075	111,574
Net income (loss) from discontinued operations (Note 14)	—	—	—	(255)
Net income	$102,348	$53,675	$204,075	$111,319

Basic earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$1.18	$0.63	$2.36	$1.31
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net income	$1.18	$0.63	$2.36	$1.31

Diluted earnings per weighted-average common and common-equivalent share:
Net income from continuing operations	$1.14	$0.61	$2.28	$1.29
Net income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.14	$0.61	$2.28	$1.28

Weighted-average common and common-equivalent shares outstanding:
Basic	86,617	85,460	86,526	85,167
Diluted	89,677	87,346	89,562	86,805

Cash dividends per common share	$0.085	$0.075	$0.245	$0.22

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(unaudited)		(unaudited)
Net income	$102,348	$53,675	$204,075	$111,319
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of ($8) and $21 in the three-month periods and net of tax of ($5) and ($76) in the nine-month periods, respectively	(4)	(86)	(16)	(965)
Reclassification of net realized (gain) loss into current operations	(56)	241	(21)	427
Net change related to cash flow hedges	(60)	155	(37)	(538)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $41 and ($29) in the three-month periods and net of tax of $191 and $481 in the nine-month periods, respectively	419	40	1,237	2,672
Reclassification of net realized (gain) loss into current operations	(263)	(55)	(370)	(183)
Net change related to available-for-sale investments	156	(15)	867	2,489

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $0 and $80 in the three-month periods and net of tax of $0 and $254 in the nine-month periods, respectively	5,753	1,125	18,497	3,739
Net change related to foreign currency translation adjustments	5,753	1,125	18,497	3,739

Other comprehensive income (loss), net of tax	5,849	1,265	19,327	5,690
Total comprehensive income	$108,197	$54,940	$223,402	$117,009

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,349	$79,641
Short-term investments	273,261	341,194
Accounts receivable, less reserves of $1,279 and $873 in 2017 and 2016, respectively	121,976	55,438
Unbilled revenue	51,612	2,217
Inventories	48,061	26,984
Prepaid expenses and other current assets	38,824	20,870
Total current assets	645,083	526,344
Long-term investments	386,501	324,335
Property, plant, and equipment, net	65,957	53,992
Goodwill	113,208	95,280
Intangible assets, net	14,427	8,312
Deferred income taxes	30,524	28,022
Other assets	2,817	2,319
Total assets	$1,258,517	$1,038,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,331	$9,830
Accrued expenses	53,070	42,539
Accrued income taxes	10,053	5,193
Deferred revenue and customer deposits	16,072	8,211
Total current liabilities	109,526	65,773
Reserve for income taxes	5,563	5,361
Other non-current liabilities	9,905	4,871
Total liabilities	124,994	76,005

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 200,000 shares in 2017 and 2016, respectively, issued and outstanding: 86,587 and 85,939 shares in 2017 and 2016, respectively	173	172
Additional paid-in capital	443,132	375,030
Retained earnings	727,319	643,825
Accumulated other comprehensive loss, net of tax	(37,101)	(56,428)
Total shareholders’ equity	1,133,523	962,599
	$1,258,517	$1,038,604

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 1, 2017	October 2, 2016
	(unaudited)
Cash flows from operating activities:
Net income	$204,075	$111,319
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of discontinued business	—	255
Stock-based compensation expense	23,355	15,883
Depreciation of property, plant, and equipment	9,811	8,551
Amortization of intangible assets	2,539	2,581
Amortization of discounts or premiums on investments	188	288
Realized (gain) loss on sale of investments	(370)	(733)
Revaluation of contingent consideration	88	(463)
Change in deferred income taxes	(1,830)	(1,415)
Change in operating assets and liabilities:
Accounts receivable	(58,379)	(37,802)
Unbilled revenue	(46,010)	(9,986)
Inventories	(18,550)	10,780
Prepaid expenses and other current assets	(14,968)	(4,524)
Accounts payable	19,132	2,089
Accrued expenses	8,819	7,560
Accrued income taxes	3,233	(531)
Deferred revenue and customer deposits	7,060	4,071
Other	1,861	(1,265)
Net cash provided by operating activities	140,054	106,658
Cash flows from investing activities:
Purchases of investments	(415,508)	(598,955)
Maturities and sales of investments	428,076	529,207
Purchases of property, plant, and equipment	(20,044)	(10,491)
Cash paid for acquisition of businesses, net of cash acquired	(24,118)	(2,483)
Cash paid related to discontinued business	(291)	(113)
Net cash provided by (used in) investing activities	(31,885)	(82,835)
Cash flows from financing activities:
Issuance of common stock under stock plans	44,750	23,091
Repurchase of common stock	(99,347)	(18,941)
Payment of dividends	(21,236)	(18,761)
Payment of contingent consideration	(1,926)	(337)
Net cash provided by (used in) financing activities	(77,759)	(14,948)
Effect of foreign exchange rate changes on cash and cash equivalents	1,298	295
Net change in cash and cash equivalents	31,708	9,170
Cash and cash equivalents at beginning of period	79,641	51,975
Cash and cash equivalents at end of period	$111,349	$61,145

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2016	85,939	$172	$375,030	$643,825	$(56,428)	$962,599
Issuance of common stock under stock plans	1,732	3	44,747	—	—	44,750
Repurchase of common stock	(1,084)	(2)	—	(99,345)	—	(99,347)
Stock-based compensation expense	—	—	23,355	—	—	23,355
Payment of dividends	—	—	—	(21,236)	—	(21,236)
Net income	—	—	—	204,075	—	204,075
Net unrealized gain (loss) on cash flow hedges, net of tax of ($5)	—	—	—	—	(16)	(16)
Reclassification of net realized (gain) loss on cash flow hedges	—	—	—	—	(21)	(21)
Net unrealized gain (loss) on available-for-sale investments, net of tax of $191	—	—	—	—	1,237	1,237
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(370)	(370)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	18,497	18,497
Balance as of October 1, 2017 (unaudited)	86,587	$173	$443,132	$727,319	$(37,101)	$1,133,523

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
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, including those related to the disposition of a business, necessary to present fairly the Company’s financial position as of October 1, 2017, and the results of its operations for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 1, 2017 are not necessarily indicative of the results to be expected for the full year.
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
We expect to adopt this standard using the full retrospective method to present all periods reported on a consistent basis. Upon adoption, revenue for software-only products sold as part of multiple-deliverable arrangements will no longer be deferred when vendor-specific objective evidence of fair value does not exist for undelivered elements of the arrangement. This change will likely result in earlier recognition of revenue. In addition, we expect certain of the Company’s product accessory sales, which are currently reported on a net basis, to be reported on a gross basis as a result of applying the expanded guidance in the new standard related to principal versus agent considerations. This change will result in the Company reporting higher revenue and higher cost of revenue when these sales are reported on a gross basis, although the gross margin dollars will not change. Furthermore, for arrangements that include customer-specified acceptance criteria, we expect to recognize revenue when we can objectively determine that control has been transferred to the customer in accordance with the agreed-upon specifications in the contract, which may occur before formal customer acceptance. This change will primarily impact revenue recognition for arrangements in the logistics industry where certain customer solutions include installed ID products and will likely result in earlier recognition of revenue. We do not expect these changes to have a material impact on total revenue. As of the date of this report, we have completed a number of implementation activities including the update of the Company's revenue accounting policy, the identification of internal controls under the new standard, the review of a selected number of contracts, and the calculation of transition-period adjustments. We are currently in the process of drafting the disclosures to finalize the implementation of this standard.
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
Accounting Standards Update (ASU) 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other than Inventory"
ASU 2016-16 applies to all reporting entities with intra-entity transfers of assets other than inventory. The amendments in this Update allow the recognition of deferred income taxes for an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset has been sold to an outside party under current U.S. GAAP. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. For public companies, the amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management does not expect ASU 2016-16 to have a material impact on the Company's financial statements and disclosures.
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
Accounting Standards Update (ASU) 2017-08, "Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities "
ASU 2017-08 applies to all reporting entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. For public companies, the amendments in ASU 2017-08 are effective for annual periods beginning after December 15, 2019 and interim reporting periods within annual years beginning after December 15, 2020. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, and, in the period of adoption, the entity is required to provide disclosures about the change in accounting principle. Early adoption is permitted, including adoption in an interim period. Management is in the process of evaluating the impact of this Update.
Accounting Standards Update (ASU) 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting"
ASU 2017-09 applies to all reporting entities that change the terms or conditions of a share-based payment award. Currently, the definition of the term modification is broad and its interpretation results in diversity in practice. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. For public companies, the amendments in ASU 2017-09 are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Early adoption is permitted including adoption in an interim period, for reporting periods for which financial statements have not yet been issued. This ASU should be applied prospectively to an award modified on or after the adoption date. Management does not expect ASU 2017-09 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities"
ASU 2017-12 applies to all reporting entities that elect to apply hedge accounting. The hedge accounting requirements under current GAAP sometimes do not permit an entity to properly recognize the economic results of the hedging strategy in the financial statements, and they are difficult to understand and interpret. The amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance. Also, they better align the risk management activities and financial reporting for hedging relationships through changes to both 1) the designation and measurement guidance for qualifying hedging relationships and 2) the presentation of hedge results. For public companies, the amendments in ASU 2017-12 are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods. Early adoption is permitted including adoption in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. Management is in the process of evaluating the impact of this Update.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of October 1, 2017 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$6,700	$—	$—
Corporate bonds	—	311,509	—
Treasury bills	—	133,786	—
Asset-backed securities	—	106,909	—
Euro liquidity fund	—	52,312	—
Sovereign bonds	—	28,971	—
Agency bonds	—	13,245	—
Municipal bonds	—	13,030	—
Economic hedge forward contracts	—	13	—
Liabilities:
Economic hedge forward contracts	—	13	—
Contingent consideration liabilities	—	—	3,673
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
The Company did not record an other-than-temporary impairment of these financial assets during the nine-month period ended October 1, 2017.
The Company's contingent consideration liabilities are reported at fair value based upon probability-adjusted present values of the consideration expected to be paid, using significant inputs that are not observable in the market, and are therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain revenue milestones. The fair values of these contingent consideration liabilities were calculated using discount rates consistent with the level of risk of achievement, and are remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the nine-month period ended October 1, 2017 (in thousands):

Balance as of December 31, 2016	$4,173
Payment of EnShape contingent consideration	(1,401)
Payment of Manatee contingent consideration	(525)
Contingent consideration resulting from GVi acquisition	1,299
Fair value adjustment to Manatee contingent consideration	(275)
Fair value adjustment to Chiaro contingent consideration	185
Fair value adjustment to GVi contingent consideration	178
Foreign exchange rate changes	39
Balance as of October 1, 2017	$3,673
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month period ended October 1, 2017.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 1, 2017	December 31, 2016
Cash	$104,649	$77,307
Money market instruments	6,700	2,334
Cash and cash equivalents	111,349	79,641
Treasury bills	70,184	67,175
Corporate bonds	65,569	141,188
Euro liquidity fund	52,312	46,499
Asset-backed securities	47,840	69,614
Sovereign bonds	20,945	7,298
Municipal bonds	8,805	6,517
Agency bonds	7,606	2,903
Short-term investments	273,261	341,194
Corporate bonds	245,940	169,952
Treasury bills	63,602	92,280
Asset-backed securities	59,069	26,946
Sovereign bonds	8,026	23,585
Agency bonds	5,639	10,339
Municipal bonds	4,225	1,233
Long-term investments	386,501	324,335
	$771,111	$745,170
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of October 1, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$70,311	$—	$(127)	70,184
Corporate bonds	65,484	91	(6)	65,569
Euro liquidity fund	51,929	383	—	52,312
Asset-backed securities	47,839	13	(12)	47,840
Sovereign bonds	20,974	5	(34)	20,945
Municipal bonds	8,805	—	—	8,805
Agency bonds	7,600	6	—	7,606
Long-term:
Corporate bonds	245,046	1,013	(119)	245,940
Treasury bills	63,704	—	(102)	63,602
Asset-backed securities	59,038	76	(45)	59,069
Sovereign bonds	8,059	7	(40)	8,026
Agency bonds	5,630	9	—	5,639
Municipal bonds	4,219	9	(3)	4,225
	$658,638	$1,612	$(488)	$659,762
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 1, 2017 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$95,174	$(150)	$33,627	$(79)	$128,801	$(229)
Asset-backed securities	51,878	(55)	8,770	(2)	60,648	(57)
Corporate bonds	20,106	(33)	15,154	(92)	35,260	(125)
Sovereign bonds	2,495	(5)	19,854	(69)	22,349	(74)
Municipal bonds	1,356	(3)	—	—	1,356	(3)
	$171,009	$(246)	$77,405	$(242)	$248,414	$(488)
As of October 1, 2017, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $306,000 and $43,000, respectively, during the three-month period ended October 1, 2017 and $55,000 and $0, respectively, during the three-month period ended October 2, 2016. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $449,000 and $79,000, respectively, during the nine-month period ended October 1, 2017 and $280,000 and $97,000, respectively, during the nine-month period ended October 2, 2016. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 1, 2017 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$65,569	$109,918	$77,430	$17,223	$39,956	$1,413	$311,509
Treasury bills	70,184	63,602	—	—	—	—	133,786
Asset-backed securities	47,840	35,502	16,075	—	2,328	5,164	106,909
Euro liquidity fund	52,312	—	—	—	—	—	52,312
Sovereign bonds	20,945	4,599	3,427	—	—	—	28,971
Agency bonds	7,606	2,719	—	—	2,920	—	13,245
Municipal bonds	8,805	2,869	1,356	—	—	—	13,030
	$273,261	$219,209	$98,288	$17,223	$45,204	$6,577	$659,762
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 1, 2017	December 31, 2016
Raw materials	$23,146	$18,224
Work-in-process	1,631	2,760
Finished goods	23,284	6,000
	$48,061	$26,984
NOTE 6: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2016	$95,280
Acquisition of ViDi Systems S.A.	18,333
Acquisition of GVi Ventures, Inc.	1,476
Adjustment to EnShape goodwill	(1,881)
Balance as of October 1, 2017	$113,208
Refer to Note 15 to the Consolidated Financial Statements for further information regarding acquisitions.
NOTE 7:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	3,571	10,116
Customer relationships	9,205	5,203	4,002
Non-compete agreements	370	61	309
Balance as of October 1, 2017	$61,322	$46,895	$14,427

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$37,422	$638
Completed technologies	8,003	2,098	5,905
Customer relationships	6,605	4,836	1,769
Balance as of December 31, 2016	$52,668	$44,356	$8,312

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of October 1, 2017, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2017	$799
2018	3,196
2019	2,821
2020	2,305
2021	2,097
2022	1,691
Thereafter	1,518
$14,427
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2016	$4,335
Provisions for warranties issued during the period	2,322
Fulfillment of warranty obligations	(2,323)
Foreign exchange rate changes	545
Balance as of October 1, 2017	$4,879
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	October 1, 2017		December 31, 2016
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Designated as Hedging Instruments:
Japanese Yen	—	$—	342,500	$2,960
Hungarian Forint	—	—	39,000	130
Singapore Dollar	—	—	150	97
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	500,000	$4,440	650,000	$5,554
British Pound	1,720	2,294	1,350	1,658
Hungarian Forint	530,000	2,014	425,000	1,448
Korean Won	1,325,000	1,154	1,750,000	1,450
Singapore Dollar	—	—	1,350	929
Taiwanese Dollar	34,640	1,139	26,000	802
Swiss Franc	1,025	1,059	—	—
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	October 1, 2017	December 31, 2016	Sheet Location	October 1, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$—	$43	Accrued expenses	$—	$—
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$13	$1	Accrued expenses	$13	$11

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	October 1, 2017	December 31, 2016		October 1, 2017	December 31, 2016
Gross amounts of recognized assets	$13	$117	Gross amounts of recognized liabilities	$13	$11
Gross amounts offset	—	(73)	Gross amounts offset	—	—
Net amount of assets presented	$13	$44	Net amount of liabilities presented	$13	$11

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$—	$(332)	$—	$(332)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$56	$(250)	$10	$(453)
	Research, development, and engineering expenses	—	1	3	5
	Selling, general, and administrative expenses	—	8	8	21
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$56	$(241)	$21	$(427)
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$43	$(24)	$139	$(1,089)
The following table provides the changes in accumulated other comprehensive income (loss), net of tax, related to derivative instruments (in thousands):

Balance as of December 31, 2016	$37
Net unrealized loss on cash flow hedges	(16)
Reclassification of net realized gain on cash flow hedges into current operations	(21)
Balance as of October 1, 2017	$—
Net gains expected to be reclassified from accumulated other comprehensive income (loss), net of tax, into current operations within the next twelve months are $0.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of October 1, 2017, the Company had 6,183,376 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must generally be at least one year and three years, respectively, but vesting may occur incrementally over the three-year period.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the nine-month period ended October 1, 2017:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	6,433	$32.16
Granted	1,980	77.87
Exercised	(1,731)	25.85
Forfeited or expired	(84)	45.57
Outstanding as of October 1, 2017	6,598	$47.36	7.77	$415,030
Exercisable as of October 1, 2017	1,707	$27.96	5.68	$140,559
Options vested or expected to vest as of October 1, 2017 (1)	5,795	$45.86	7.63	$373,276
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Risk-free rate	2.4%	1.7%	2.4%	1.7%
Expected dividend yield	0.39%	0.84%	0.39%	0.84%
Expected volatility	41%	41%	41%	41%
Expected term (in years)	5.1	5.5	5.3	5.5
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended October 1, 2017 and October 2, 2016 were $29.59 and $12.34, respectively. The weighted-average grant-date fair values of stock

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

options granted during the nine-month periods ended October 1, 2017 and October 2, 2016 were $29.94 and $12.25, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended October 1, 2017 and October 2, 2016 were $28,462,000 and $23,139,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended October 1, 2017 and October 2, 2016 were $100,913,000 and $32,514,000, respectively. The total fair values of stock options vested for the three-month periods ended October 1, 2017 and October 2, 2016 were $844,000 and $679,000, respectively. The total fair values of stock options vested for the nine-month periods ended October 1, 2017 and October 2, 2016 were $19,557,000 and $16,724,000, respectively.
As of October 1, 2017, total unrecognized compensation expense related to non-vested stock options was $41,354,000, which is expected to be recognized over a weighted-average period of 1.67 years.
The following table summarizes the Company's restricted stock activity for the nine-month period ended October 1, 2017:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Nonvested as of December 31, 2016	20	$34.05
Granted	—	—
Vested	(10)	34.05	825
Forfeited or expired	—	—
Nonvested as of October 1, 2017	10	$34.05	$1,103
(1) Fair market value as of April 22, 2017 for vested shares, and as of October 1, 2017 for nonvested shares.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 1, 2017 were $8,026,000 and $2,639,000, respectively, and for the three-month period ended October 2, 2016 were $4,622,000 and $1,520,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended October 1, 2017 were $23,355,000 and $7,661,000, respectively, and for the nine-month period ended October 2, 2016 were $15,883,000 and $5,210,000, respectively. No compensation expense was capitalized as of October 1, 2017 or December 31, 2016.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of revenue	$520	$273	$1,404	$795
Research, development, and engineering	2,765	1,366	8,090	4,942
Selling, general, and administrative	4,741	2,983	13,861	10,146
	$8,026	$4,622	$23,355	$15,883

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11: Stock Repurchase Program
In November 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of October 1, 2017, the Company had repurchased 1,335,000 shares at a cost of $100,000,000 under this program, including 796,000 shares at a cost of $68,915,000 for the nine-month period ended October 1, 2017. In April 2017, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this April 2017 program commenced during the third quarter of 2017. As of October 1, 2017, the Company had repurchased 288,000 shares at a cost of $30,432,000 under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense on continuing operations, or effective tax rate, was as follows:

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Income tax provision at federal statutory corporate tax rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(18)%	(17)%	(18)%	(17)%
Tax credit	(1)%	(1)%	(1)%	(1)%
Discrete tax benefit related to stock option exercises	(7)%	(11)%	(13)%	(6)%
Other discrete tax events	(2)%	(2)%	(1)%	(1)%
Other	1%	—%	1%	—%
Income tax provision on continuing operations	9%	5%	4%	11%
The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 35%. International rights to certain of the Company's intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than the above mentioned statutory rates. These differences resulted in a decrease in the effective tax rate by 18 percentage points for the three-month and nine-month periods ended October 1, 2017, and a decrease in the effective tax rate by 17% percentage points for the three-month and nine-month periods ended October 2, 2016.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease of the effective tax rate by 7 and 11 percentage points for the three-month periods ended October 1, 2017 and October 2, 2016, respectively, and a decrease of the effective tax rate by 13 and 6 percentage points for the nine-month periods ended October 1, 2017 and October 2, 2016, respectively.
During the nine-month period ended October 1, 2017, the Company recorded a $201,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $22,000 for the nine-month period ended October 1, 2017.
The Company’s reserve for income taxes, including gross interest and penalties, was $6,591,000 as of October 1, 2017, which included $5,563,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $701,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,000,000 to $1,200,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and China, and within the United States, Massachusetts. Within the United States, the tax years 2014 through 2016 remain open to examination by

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Internal Revenue Service and various state tax authorities. The tax years 2013 through 2016 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic weighted-average common shares outstanding	86,617	85,460	86,526	85,167
Effect of dilutive stock options	3,060	1,886	3,036	1,638
Weighted-average common and common-equivalent shares outstanding	89,677	87,346	89,562	86,805
Stock options to purchase 233,081 and 1,554,129 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 1, 2017, respectively, and 491,375 and 3,641,279 for the same periods in 2016, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The losses included in discontinued operations were as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Operating income from discontinued operations	$—	$—	$—	$—
Gain (loss) on sale of discontinued operations	—	—	—	(404)
Income (loss) from discontinued operations before income tax expense (benefit)	—	—	—	(404)
Income tax expense (benefit) on discontinued operations	—	—	—	(149)
Net income (loss) from discontinued operations	$—	$—	$—	$(255)
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The purchase price was allocated as follows (in thousands):

Cash	$146
Accounts receivable	425
Prepaid expenses and other current assets	129
Property, plant, and equipment	40
Deferred income tax asset	620
Accounts payable	(98)
Accrued expenses	(716)
Deferred income tax liability	(1,008)
Non-compete agreement	370
Completed technologies	4,774
Goodwill	18,333
Purchase price	$23,015
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
The total purchase price of $5,368,000 included cash payment of $4,069,000 and contingent consideration valued at $1,299,000 as of the acquisition date. In addition, the Company entered into special incentive payments tied to employment, none of which are material, that the Company will record as compensation expense.
The undiscounted potential outcomes related to the contingent consideration range from $0 to $3,500,000 based upon certain milestone revenue levels over the next five years. As of October 1, 2017, the fair value of the contingent consideration was $1,477,000, with $311,000 recorded in “Accrued expenses,” and $1,166,000 recorded in "Other non-current liabilities" on the Consolidated Balance Sheet. The contingent consideration is remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
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
NOTE 16: Subsequent Events
On October 30, 2017, the Company’s Board of Directors declared a cash dividend of $0.09 per share. The dividend is payable December 1, 2017 to all shareholders of record as of the close of business on November 17, 2017.
In addition, on October 30, 2017, the Company's Board of Directors declared a two-for-one split of the Company's common stock. The split will be effected in the form of a stock dividend, payable on December 1, 2017 to all shareholders of record as of the close of business on November 17, 2017.

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
Revenue for the nine-month period ended October 1, 2017 totaled $567,585,000, representing an increase of $176,154,000, or 45%, from same period in 2016 driven primarily by strong sales in the consumer electronics, logistics, and automotive industries. The gross margin remained consistent at 77% of revenue for both periods. Operating expenses increased by $50,364,000, or 28%, from the nine-month period in 2016 due principally to higher personnel-related costs and incentive compensation plan expenses. The significant increase in revenue resulted in an operating income margin of 37% of revenue for the nine-month period in 2017 compared to 31% of revenue for the nine-month period in 2016. Substantial tax benefits related to stock option exercises further contributed to a net income margin of 36% of revenue for the nine-month period in 2017 compared to 29% of revenue for the nine-month period in 2016. Net income from continuing operations per diluted share was $2.28 for the nine-month period in 2017 compared to $1.29 for the nine-month period in 2016.
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
Revenue
Revenue increased by $111,787,000, or 76%, for the three-month period and increased by $176,154,000, or 45%, for the nine-month period ended October 1, 2017. Changes in foreign currency exchange rates did not have a material impact on revenue. The significant increase for the three-month period was driven by the timing of large customer orders in the consumer electronics industry. In 2017, more of these large orders were recognized as revenue in the third quarter of 2017, while revenue from large orders in this industry was more evenly split between the second and third quarters in 2016. The future quarterly timing of revenue in the consumer electronics industry will depend upon a number of factors, including the product introduction cycles of our large customers in this industry. Revenue for the nine-month period, which was not impacted by this quarterly timing, increased by 30% in the Americas, increased by 36% in Europe, and increased by 80% in Asia. This growth resulted primarily from strong sales in the consumer electronics, logistics, and automotive industries.
Gross Margin
Gross margin as a percentage of revenue was 76% and 77% for the three-month and nine-month periods in 2017, respectively, compared to 78% and 77% for the same periods in 2016. The decrease for the three-month period was due primarily to higher revenue from a material customer in the consumer electronics industry under a preferred pricing arrangement.
Operating Expenses
Research, Development, and Engineering Expenses
Research, Development, and Engineering Expenses increased by $7,475,000, or 40%, for the three-month period and increased by $13,396,000, or 23%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
RD&E expense in 2016	$18,603	$58,829
Personnel-related costs	2,662	6,381
Stock-based compensation expense	1,390	3,150
Other	3,423	3,865
RD&E expenses in 2017	$26,078	$72,225
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives and the higher level of business. These headcount additions included engineering talent from six business acquisitions completed since August 2016 that are expected to help accelerate the development of future products. Stock-based compensation expense was also higher than the prior year due to a higher valuation of stock options issued as part of the Company's annual grant during the first quarter of 2017.
RD&E expenses as a percentage of revenue were 10% and 13% for the three-month and nine-month periods in 2017, respectively, compared to 13% and 15% for the same periods in 2016. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue on an annual basis. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $18,982,000, or 45%, for the three-month period and increased by $36,968,000, or 30%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
SG&A expenses in 2016	$42,072	$123,125
Personnel-related costs	5,422	11,491
Incentive compensation plans	4,362	8,411
Travel expenses	1,618	3,812
Stock-based compensation expense	1,735	3,724
ERP outside services	945	2,499
Sales demonstration equipment	1,666	2,220
Other	3,234	4,811
SG&A expenses in 2017	$61,054	$160,093
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition, higher incentive compensation plan expenses, including sales commission and bonus plans, were recorded in 2017 as a result of the additional headcount and higher achievement levels based upon the Company's performance. Travel expenses and sales demonstration equipment were also higher than the prior year due to the additional sales personnel and the higher business level. Stock-based compensation expense was higher than the prior year due to a higher valuation of stock options issued as part of the Company's annual grant during the first quarter of 2017.
In 2017, the Company incurred costs for outside services related to the preliminary project and application development stages for a new Enterprise Resource Planning (ERP) system, which is the management information system that integrates the Company's manufacturing, order fulfillment, and financial activities. Although expenses will continue to be incurred for the remainder of 2017, we expect a large portion of these costs to be capitalized as part of the application development of the new ERP system, which we expect to place into service in the first half of 2018.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $127,000 and $574,000 for the three-month and nine-month periods in 2017, respectively, compared to foreign currency losses of $607,000 and $377,000 for the same periods in 2016. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $428,000, or 21%, for the three-month period and increased by $1,994,000, or 43%, for the nine-month period. The increase was due to higher yields, as well as additional funds available for investment in the Company's portfolio of debt securities.
The Company recorded other expense of $445,000 and $344,000 for the three-month and nine-month periods in 2017, respectively, compared to other income of $374,000 and $803,000 for the same periods in 2016. Other income (expense) included an expense of $239,000 and $88,000 for the three-month and nine-month periods in 2017, respectively, and a benefit of $463,000 for the nine-month period in 2016 resulting from the revaluation of contingent consideration liabilities arising from business combinations. In addition, the Company received a foreign government subsidy in the amount of $422,000 that was recorded as other income in the third quarter of 2016. Other income (expense) also included rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters. The Company expects to occupy more of the space for its own business operations in the future, which will result in a continued decline in non-operating rental income.
Income Tax Expense
The Company’s effective tax rate was an expense of 9% and 4% of pre-tax income for the three-month and nine-month periods in 2017, respectively, compared to an expense of 5% and 11% of pre-tax income for the same periods in 2016.
The effective tax rate included a decrease in tax expense of $8,620,000 and $27,574,000 for the three-month and nine-month periods in 2017, respectively, and $6,038,000 and $7,246,000 in the same periods in 2016 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods. In addition, the effective tax rate included a decrease in tax expense of $1,765,000 and $1,908,000 for the three-month and nine-month periods in 2017, respectively, and $1,436,000 and $1,332,000 in the same periods in 2016 from other discrete tax events, consisting primarily of the final true-up of the prior year's tax accrual upon filing the actual tax returns and the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
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

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $771,111,000 as of October 1, 2017. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine-month period ended October 1, 2017 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the repurchase of common stock, the payment of dividends, cash paid for business acquisitions, and capital expenditures. Significant operating cash outflows included working capital requirements to support the higher business level. Capital expenditures for the nine-month period totaled $20,044,000 and consisted primarily of computer hardware and software (including the ERP system referred to in the subsequent paragraph), manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and the Company's distribution center in Cork, Ireland.
During the nine-month period ended October 1, 2017, cash outflows related to the preliminary project and application development activities for a new Enterprise Resource Planning (ERP) system totaled $6,781,000, consisting of $2,499,000 of external direct costs for outside services and $1,312,000 of internal personnel-related costs for employees assigned to this project, both of which were expensed, and $2,970,000 of capital expenditures. As of the date of this report, the Company expects cash outflows related to this project to be approximately $4,000,000 in the fourth quarter of 2017, with a large portion of these costs to be capitalized as part of the new system, which the Company expects to place into service in the first half of 2018.
In November 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of October 1, 2017, the Company had repurchased 1,335,000 shares at a cost of $100,000,000 under this program, including 796,000 shares at a cost of $68,915,000 for the nine-month period ended October 1, 2017. In April 2017, the Board authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this April 2017 program commenced during the third quarter of 2017. As of October 1, 2017, the Company had repurchased 288,000 shares at a cost of $30,432,000 under this program. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company’s Board of Directors declared and paid a cash dividend of $0.075 per share in the first quarter of 2017, $0.085 per share in the second quarter of 2017, and $0.085 per share in the third quarter of 2017, totaling $21,236,000 for the nine-month period ended October 1, 2017. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company's business strategy includes selective expansion into new machine vision markets and applications through the acquisition of businesses and technologies. The Company has completed seven business acquisitions since August 2015, none of which are significant individually or in the aggregate to the Company's financial position or operating results. Certain of these acquisitions have contractual obligations for deferred cash payments, contingent cash payments tied to performance, and special incentive cash payments tied to employment, none of which are material individually or in the aggregate to the Company's cash flows.

The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of October 1, 2017, the Company had $771,111,000 in cash and investments. In addition, the Company has no debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Refer to Part I - Note 2 within this Form 10-Q, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2016.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 1, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 - July 30, 2017	—	$—	—	$106,572,000
July 31 - August 27, 2017	165,000	102.40	165,000	89,677,000
August 28 - October 1, 2017	187,000	107.53	187,000	69,568,000
Total	352,000	$105.13	352,000	$69,568,000
(1) In November 2015, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. Purchases under this program commenced in the third quarter of 2016. In April 2017, the Company's Board of Directors authorized the repurchase of an additional $100,000,000 of the Company's common stock. Purchases under this program commenced once the November 2015 program was completed in the third quarter of 2017.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended October 1, 2017, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016; (iii) Consolidated Balance Sheets as of October 1, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the nine-month periods ended October 1, 2017 and October 2, 2016; (v) Consolidated Statement of Shareholders’ Equity for the nine-month period ended October 1, 2017; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2017	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ John J. Curran
John J. Curran
Senior Vice President of Finance
and Chief Financial Officer
(principal financial and accounting officer)