Form 10-Q
period 2018-04-01
COGNEX CORP
filed 2018-04-30
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2018 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of April 1, 2018, there were 172,948,442 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 1, 2018	April 2, 2017
	(unaudited)
Revenue	$169,567	$139,039
Cost of revenue	40,198	32,532
Gross margin	129,369	106,507
Research, development, and engineering expenses	31,076	22,770
Selling, general, and administrative expenses	63,697	46,521
Operating income	34,596	37,216
Foreign currency gain (loss)	(134)	(263)
Investment income	3,240	2,012
Other income (expense)	277	270
Income before income tax expense	37,979	39,235
Income tax expense (benefit)	762	(6,236)
Net income	37,217	45,471

Net income per weighted-average common and common-equivalent share:
Basic	$0.21	$0.26
Diluted	$0.21	$0.25

Weighted-average common and common-equivalent shares outstanding:
Basic	173,280	172,646
Diluted	179,641	178,354

Cash dividends per common share	$0.0450	$0.0375

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	April 1, 2018	April 2, 2017
	(unaudited)
Net income	$37,217	$45,471
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $0 and ($4) in 2018 and 2017, respectively	—	(71)
Reclassification of net realized (gain) loss into current operations	—	44
Net change related to cash flow hedges	—	(27)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of ($114) and $92 in 2018 and 2017, respectively	(1,192)	511
Reclassification of net realized (gain) loss into current operations	(22)	(65)
Net change related to available-for-sale investments	(1,214)	446

Foreign currency translation adjustments:
Foreign currency translation adjustments	4,056	2,481
Net change related to foreign currency translation adjustments	4,056	2,481

Other comprehensive income (loss), net of tax	2,842	2,900
Total comprehensive income	$40,059	$48,371

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,572	$106,582
Short-term investments	337,629	297,961
Accounts receivable, less reserves of $1,664 and $1,568 in 2018 and 2017, respectively	96,649	119,388
Unbilled revenue	4,232	7,454
Inventories	96,399	67,923
Prepaid expenses and other current assets	26,068	30,683
Total current assets	670,549	629,991
Long-term investments	356,181	423,441
Property, plant, and equipment, net	85,205	78,048
Goodwill	113,208	113,208
Intangible assets, net	12,420	13,189
Deferred income taxes	29,135	27,385
Other assets	2,217	2,491
Total assets	$1,268,915	$1,287,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,136	$23,463
Accrued expenses	56,463	68,249
Accrued income taxes	11,915	11,503
Deferred revenue and customer deposits	15,504	9,420
Total current liabilities	113,018	112,635
Deferred income taxes	319	312
Reserve for income taxes	6,958	6,488
Accrued income taxes	66,741	66,741
Other non-current liabilities	4,780	5,904
Total liabilities	191,816	192,080

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 200,000 shares in 2018 and 2017, respectively, issued and outstanding: 172,948 and 173,507 shares in 2018 and 2017, respectively	346	347
Additional paid-in capital	485,654	461,338
Retained earnings	622,856	668,587
Accumulated other comprehensive loss, net of tax	(31,757)	(34,599)
Total shareholders’ equity	1,077,099	1,095,673
	$1,268,915	$1,287,753

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 1, 2018	April 2, 2017
	(unaudited)
Cash flows from operating activities:
Net income	$37,217	$45,471
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,194	7,483
Depreciation of property, plant, and equipment	4,430	3,083
Amortization of intangible assets	769	872
Amortization of discounts or premiums on investments	56	86
Realized (gain) loss on sale of investments	(22)	(65)
Revaluation of contingent consideration	(442)	(275)
Change in deferred income taxes	(1,469)	921
Change in operating assets and liabilities:
Accounts receivable	24,830	(2,238)
Unbilled revenue	3,389	953
Inventories	(27,321)	(5,386)
Prepaid expenses and other current assets	(866)	(12,461)
Accounts payable	5,309	7,167
Accrued expenses	(9,927)	(3,398)
Accrued income taxes	186	397
Deferred revenue and customer deposits	5,877	5,839
Other	(424)	(734)
Net cash provided by operating activities	54,786	47,715
Cash flows from investing activities:
Purchases of investments	(118,108)	(193,612)
Maturities and sales of investments	144,337	171,667
Purchases of property, plant, and equipment	(13,270)	(6,095)
Cash paid for acquisition of business	—	(176)
Cash paid related to discontinued business	—	(291)
Net cash provided by (used in) investing activities	12,959	(28,507)
Cash flows from financing activities:
Issuance of common stock under stock plans	11,123	29,139
Repurchase of common stock	(69,202)	(30,067)
Payment of dividends	(7,787)	(6,497)
Net cash provided by (used in) financing activities	(65,866)	(7,425)
Effect of foreign exchange rate changes on cash and cash equivalents	1,111	1,004
Net change in cash and cash equivalents	2,990	12,787
Cash and cash equivalents at beginning of period	106,582	79,641
Cash and cash equivalents at end of period	$109,572	$92,428

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2017	173,507	$347	$461,338	$668,587	$(34,599)	$1,095,673
Issuance of common stock under stock plans	697	1	11,122	—	—	11,123
Repurchase of common stock	(1,256)	(2)	—	(69,200)	—	(69,202)
Stock-based compensation expense	—	—	13,194	—	—	13,194
Payment of dividends	—	—	—	(7,787)	—	(7,787)
Adjustment as a result of the adoption of ASU 2016-16 "Income Taxes - Intra-Entity Transfers Other than Inventory" (Note 12)	—	—	—	(5,961)	—	(5,961)
Net income	—	—	—	37,217	—	37,217
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($114)	—	—	—	—	(1,192)	(1,192)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	4,056	4,056
Balance as of April 1, 2018 (unaudited)	172,948	$346	$485,654	$622,856	$(31,757)	$1,077,099

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). As a result of the adoption of ASC 606 "Revenue from Contracts with Customers," Cognex Corporation (the "Company") has provided new disclosures related to revenue recognition in this Quarterly Report on Form 10-Q. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a full description of other significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of April 1, 2018, and the results of its operations for the three-month periods ended April 1, 2018 and April 2, 2017, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 1, 2018 are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The framework in support of this core principle includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the performance obligations are satisfied.
Identifying the Contract with the Customer
The Company identifies contracts with customers as agreements that create enforceable rights and obligations, which typically take the form of customer contracts or purchase orders.
Identifying the Performance Obligations in the Contract
The Company identifies performance obligations as promises in contracts to transfer distinct goods or services. Standard products and services that the Company regularly sells separately are accounted for as distinct performance obligations. Application-specific customer solutions that are comprised of a combination of products and services are accounted for as one performance obligation to deliver a total solution to the customer. These solutions are provided to customers in a variety of industries, including the consumer electronics, logistics, and automotive industries.
Shipping and handling activities for which the Company is responsible under the terms and conditions of the sale are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.
The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. If revenue is recognized before immaterial promises have been completed, then the costs related to such immaterial promises are accrued at the time of sale.
Determining the Transaction Price
The Company determines the transaction price as the amount of consideration it expects to receive in exchange for transferring promised goods or services to the customer. Amounts collected from customers for sales taxes are excluded from the transaction price.
If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances.

Allocating the Transaction Price to the Performance Obligations
The Company allocates the transaction price to each performance obligation at contract inception based on a relative stand-alone selling price basis, or the price at which the Company would sell the good or service separately to similar customers in similar circumstances.
Recognizing Revenue When (or As) the Performance Obligations are Satisfied
The Company recognizes revenue when it transfers the promised goods or services to the customer. Revenue for standard products is recognized at the point in time when the customer obtains control of the goods, which is typically upon delivery when the customer has legal title, physical possession, the risks and rewards of ownership, and an enforceable obligation to pay for the products. Revenue for services, which are not material, are typically recognized over the time the services are provided.
Revenue for application-specific customer solutions is recognized at the point in time when the solution is validated, which is the point in time when the Company can objectively determine that the agreed-upon specifications in the contract have been met and the customer will accept the performance obligations in the arrangement. Although the customer may have taken legal title and physical possession of the goods when they arrived at the customer’s designed site, the significant risks and rewards of ownership transfer to the customer only upon validation.
In certain instances, an arrangement may include customer-specified acceptance provisions or performance guarantees that allow the customer to accept or reject delivered products that do not meet the customer’s specifications. If the Company can objectively determine that control of a good or service has been transferred to the customer in accordance with the agreed-upon specifications in the contract, then customer acceptance is a formality. If acceptance provisions are presumed to be substantive, then revenue is deferred until customer acceptance.
For the Company’s standard products and services, revenue recognition and billing typically occur at the same time. For application-specific customer solutions, however, the agreement with the customer may provide for billing terms which differ from revenue recognition criteria, resulting in either deferred revenue or unbilled revenue. Credit assessments are performed to determine payment terms, which vary by region, industry, and customer. Prepayment terms result in contract liabilities for customer deposits. When credit is granted to customers, payment is typically due 30 to 90 days from billing. The Company's contracts have an original expected duration of less than one year, and therefore as a practical expedient, the Company has elected to ignore the impact of the time value of money on a contract and to expense sales commissions. The Company recognizes an asset for costs to fulfill a contract if the costs relate directly to the contract and to future performance, and the costs are expected to be recovered.
Management exercises judgment when determining the amount of revenue to be recognized each period. Such judgments include, but are not limited to, assessing the customer’s ability and intention to pay substantially all of the contract consideration when due, determining when two or more contracts should be combined and accounted for as a single contract, determining whether a contract modification has occurred, assessing whether promises are immaterial in the context of the contract, determining whether material promises in a contract represent distinct performance obligations, estimating the transaction price for a contract that contains variable consideration, determining the stand-alone selling price of each performance obligation, determining whether control is transferred over time or at a point in time for performance obligations, and assessing whether formal customer acceptance provisions are substantive.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2016-02, "Leases"
ASU 2016-02 creates Topic 842, Leases. The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. This ASU applies to any entity that enters into a lease, although lessees will see the most significant changes. The main difference between current U.S. GAAP and Topic 842 is the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. Topic 842 distinguishes between finance leases and operating leases, which are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. For public companies, the guidance in ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. This ASU should be applied using a modified retrospective approach. Management is in the process of implementing this Update. As of the date of this report, management has determined the scope of leases subject to the new accounting requirements and has selected a software package to assist with compliance. Management is in the process of drafting the internal accounting lease policy and designing the related processes and internal controls.

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
Accounting Standards Update (ASU) 2017-08, "Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities "
ASU 2017-08 applies to all reporting entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. For public companies, the amendments in ASU 2017-08 are effective for annual periods beginning after December 15, 2019 and interim reporting periods within annual years beginning after December 15, 2020. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, and, in the period of adoption, the entity is required to provide disclosures about the change in accounting principle. Early adoption is permitted, including adoption in an interim period. Management does not expect ASU 2017-08 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities"
ASU 2017-12 applies to all reporting entities that elect to apply hedge accounting. The hedge accounting requirements under current GAAP sometimes do not permit an entity to properly recognize the economic results of the hedging strategy in the financial statements, and they are difficult to understand and interpret. The amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance. Also, they better align the risk management activities and financial reporting for hedging relationships through changes to both 1) the designation and measurement guidance for qualifying hedging relationships and 2) the presentation of hedge results. For public companies, the amendments in ASU 2017-12 are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods. Early adoption is permitted including adoption in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. Management does not expect ASU 2017-12 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2018-1, "Land Easement Practical Expedient for Transition to Topic 842"
ASU 2018-01 applies to entities with land easements that exist or expired before an entity’s adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840. The amendments in this Update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02, which is for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Management is in the process of evaluating the impact of this Update.
Accounting Standards Update (ASU) 2018-2, "Income Statement - Reporting Comprehensive Income"
ASU 2018-02 applies to entities required to apply the provisions of Topic 220, Income Statement - Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Management does not expect ASU 2018-2 to have a material impact on the Company's financial statements and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 1, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$7,958	—	$—
Corporate bonds	—	380,621	—
Treasury bills	—	142,299	—
Asset-backed securities	—	131,678	—
Sovereign bonds	—	22,780	—
Municipal bonds	—	10,501	—
Agency bonds	—	5,931	—
Cash flow hedge forward contracts	—	—	—
Economic hedge forward contracts	—	4	—
Liabilities:
Cash flow hedge forward contracts	—	—	—
Economic hedge forward contracts	—	18	—
Contingent consideration liabilities	—	—	3,115
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
The Company did not record an other-than-temporary impairment of these financial assets during the three-month period ended April 1, 2018.
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
The following table summarizes the activity for the Company's liabilities measured at fair value using Level 3 inputs for the three-month period ended April 1, 2018 (in thousands):

Balance as of December 31, 2017	$3,557
Fair value adjustment to Manatee contingent consideration	(675)
Fair value adjustment to Chiaro contingent consideration	52
Fair value adjustment to GVi contingent consideration	181
Balance as of April 1, 2018	$3,115
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month period ended April 1, 2018.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 1, 2018	December 31, 2017
Cash	$101,614	$97,951
Money market instruments	7,958	8,631
Cash and cash equivalents	109,572	106,582
Treasury bills	138,695	150,371
Corporate bonds	108,313	47,395
Asset-backed securities	75,432	59,203
Municipal bonds	9,153	8,805
Sovereign bonds	6,036	21,579
Agency bonds	—	10,608
Short-term investments	337,629	297,961
Corporate bonds	272,308	296,014
Asset-backed securities	56,246	71,727
Sovereign bonds	16,744	13,147
Agency bonds	5,931	14,890
Treasury bills	3,604	23,459
Municipal bonds	1,348	4,204
Long-term investments	356,181	423,441
	$803,382	$827,984
Treasury bills consist of debt securities issued by the U.S. government; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; municipal bonds consist of debt securities issued by state and local government entities; sovereign bonds consist of direct debt issued by foreign governments; and agency bonds consist of domestic or foreign obligations of government agencies and government sponsored enterprises that have government backing. All securities are denominated in U.S. Dollars.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of April 1, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$139,159	$—	$(464)	$138,695
Corporate bonds	108,533	50	(270)	108,313
Asset-backed securities	75,710	5	(283)	75,432
Municipal bonds	9,165	—	(12)	9,153
Sovereign bonds	6,040	1	(5)	6,036
Long-term:
Corporate bonds	272,345	797	(834)	272,308
Asset-backed securities	56,573	14	(341)	56,246
Sovereign bonds	16,779	38	(73)	16,744
Agency bonds	5,930	1	—	5,931
Treasury bills	3,601	3	—	3,604
Municipal bonds	1,360	—	(12)	1,348
	$695,195	$909	$(2,294)	$693,810
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 1, 2018 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$172,162	$(812)	$23,693	$(292)	$195,855	$(1,104)
Treasury bills	96,209	(277)	42,487	(187)	138,696	(464)
Asset-backed securities	112,632	(614)	2,640	(10)	115,272	(624)
Sovereign bonds	3,599	(9)	8,730	(69)	12,329	(78)
Municipal bonds	4,196	(24)	—	—	4,196	(24)
Agency bonds	—	—	—	—	—	—
	$388,798	$(1,736)	$77,550	$(558)	$466,348	$(2,294)
As of April 1, 2018, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $55,000 and $33,000, respectively, during the three-month period ended April 1, 2018 and $88,000 and $23,000, respectively, during the three-month period ended April 2, 2017. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 1, 2018 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$108,313	$116,223	$97,412	$36,342	$18,961	$3,370	$380,621
Treasury bills	138,695	3,604	—	—	—	—	142,299
Asset-backed securities	75,432	35,411	6,923	6,504	2,336	5,072	131,678
Sovereign bonds	6,036	10,995	5,749	—	—	—	22,780
Municipal bonds	9,153	—	1,348	—	—	—	10,501
Agency bonds	—	—	—	—	5,931	—	5,931
	$337,629	$166,233	$111,432	$42,846	$27,228	$8,442	$693,810
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 1, 2018	December 31, 2017
Raw materials	$42,759	$33,927
Work-in-process	2,192	2,114
Finished goods	51,448	31,882
	$96,399	$67,923
NOTE 6:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	4,791	8,896
Customer relationships	8,607	5,330	3,277
Non-compete agreements	370	123	247
Balance as of April 1, 2018	$60,724	$48,304	$12,420

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	4,181	9,506
Customer relationships	8,607	5,202	3,405
Non-compete agreements	370	92	278
Balance as of December 31, 2017	$60,724	$47,535	$13,189
As of April 1, 2018, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2018	$2,307
2019	2,701
2020	2,185
2021	2,017
2022	1,691
2023	989
Thereafter	530
$12,420

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2017	$4,701
Provisions for warranties issued during the period	697
Fulfillment of warranty obligations	(802)
Foreign exchange rate changes	116
Balance as of April 1, 2018	$4,712
NOTE 8: Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Currently, the Company enters into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company's foreign subsidiaries with the goal of protecting the Company's budgeted revenues and expenses against foreign currency exchange rate changes compared to its budgeted rates. These cash flow hedges are designated as hedging instruments for hedge accounting treatment.
The Company had the following outstanding forward contracts (in thousands):

	April 1, 2018		December 31, 2017
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	565,000	$5,299	455,000	$4,049
Swiss Franc	1,600	2,072	1,365	1,401
British Pound	1,300	1,824	1,650	2,232
Hungarian Forint	400,000	1,576	545,000	2,110
Taiwanese Dollar	43,000	1,480	37,725	1,278
Korean Won	655,000	616	1,825,000	1,708

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 1, 2018	December 31, 2017	Sheet Location	April 1, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments:
Cash flow hedge forward contracts	Prepaid expenses and other current assets	$—	$—	Accrued expenses	$—	$—

Economic hedge forward contracts	Prepaid expenses and other current assets	$4	$16	Accrued expenses	$18	$13

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	April 1, 2018	December 31, 2017		April 1, 2018	December 31, 2017
Gross amounts of recognized assets	$4	$16	Gross amounts of recognized liabilities	$18	$13
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$4	$16	Net amount of liabilities presented	$18	$13

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		April 1, 2018	April 2, 2017
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$—	$10
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$—	$(55)
	Research, development, and engineering expenses	—	3
	Selling, general, and administrative expenses	—	8
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$—	$(44)
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(310)	$(81)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers," using the full retrospective method to present all periods reported on a consistent basis. Accordingly, prior-period results have been restated to apply the provisions of this ASC.
As a result of this adoption, revenue for software-only products sold as part of multiple-deliverable arrangements are no longer deferred when vendor-specific objective evidence of fair value does not exist for the undelivered elements of the arrangement. This change results in earlier recognition of revenue. In addition, certain of the Company’s product accessory sales, which were reported on a net basis, are now reported on a gross basis as a result of applying the expanded guidance in the new standard related to principal versus agent considerations. This change results in the Company reporting higher revenue and higher cost of revenue when these sales are reported on a gross basis, although the gross margin dollars do not change. Furthermore, for arrangements that include customer-specified acceptance criteria, revenue is recognized when the Company can objectively determine that control has been transferred to the customer in accordance with the agreed-upon specifications in the contract, which may occur before formal customer acceptance. This change primarily impacts revenue recognition for arrangements in the logistics industry where certain customer solutions include installed ID products and results in earlier recognition of revenue.
The adoption of the standard impacted our previously-reported results as follows (in thousands):

Statement of Operations
	Three-months ended
	April 2, 2017
	As previously reported	Adjustment	As restated
Revenue	$134,942	$4,097	$139,039
Cost of revenue	28,225	4,307	32,532
Gross margin	106,717	(210)	106,507
Operating income	37,426	(210)	37,216
Income before income tax expense	39,445	(210)	39,235
Income tax expense (benefit)	(6,210)	(26)	(6,236)
Net income	$45,655	$(184)	$45,471

Net income per weighted-average common and common-equivalend share:
Basic	$0.26	$—	$0.26
Diluted	$0.26	$(0.01)	$0.25

Balance Sheet
	December 31, 2017
	As previously reported	Adjustment	As restated
Prepaid expenses and other current assets	$30,800	$(117)	$30,683
Accrued income taxes	11,391	112	11,503
Deferred revenue and customer deposits	9,969	(549)	9,420
Retained earnings	668,267	320	668,587

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months ended
	April 1, 2018	April 2, 2017
Americas	$59,217	$42,540
Europe	56,203	43,107
Greater China	27,159	22,706
Other Asia	26,988	30,686
	$169,567	$139,039
The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months ended
	April 1, 2018	April 2, 2017
Standard products and services	$158,399	$133,017
Application-specific customer solutions	11,168	6,022
	$169,567	$139,039

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $4,615,000 and $3,230,000 as of April 1, 2018 and December 31, 2017, respectively.

Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the three-month periods ended April 1, 2018 and April 2, 2017, respectively. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.
The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended April 1, 2018 (in thousands):

Amount
Balance as of December 31, 2017	$9,420
Increases to deferred revenue and customer deposits	11,751
Recognition of revenue	(5,875)
Foreign exchange rate changes	208
Balance as of April 1, 2018	$15,504

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of April 1, 2018, the Company had 10,160,452 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. Restricted stock awards are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the award may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must not be less than one year and three years, respectively; however, awards with time-based vesting may become vested incrementally over such three-year period.
The following table summarizes the Company’s stock option activity for the three-month period ended April 1, 2018:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	12,726	$25.24
Granted	2,043	56.44
Exercised	(697)	15.96
Forfeited or expired	(68)	25.84
Outstanding as of April 1, 2018	14,004	$30.25	7.9	$317,169
Exercisable as of April 1, 2018	4,879	$19.88	6.5	$156,676
Options vested or expected to vest as of April 1, 2018 (1)	12,377	$28.99	7.8	$294,379

(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	April 1, 2018	April 2, 2017
Risk-free rate	2.9%	2.4%
Expected dividend yield	0.32%	0.39%
Expected volatility	39%	41%
Expected term (in years)	5.3	5.3
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 8% to all unvested options for senior management and a rate of 12% for all other employees. The Company revised its estimated forfeiture rates in the three-month period ended April 1, 2018, resulting in an increase to compensation expense of $1,283,000. The Company also revised its estimated forfeiture rates in the three-month period ended April 2, 2017, resulting in an decrease to compensation expense of $673,000.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended April 1, 2018 and April 2, 2017 were $21.62 and $14.95, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended April 1, 2018 and April 2, 2017 were $28,088,000 and $53,043,000, respectively. The total fair values of stock options vested for the three-month periods ended April 1, 2018 and April 2, 2017 were $25,674,000 and $17,987,000, respectively.
As of April 1, 2018, total unrecognized compensation expense related to non-vested stock options was $63,749,000, which is expected to be recognized over a weighted-average period of 2.02 years.
The following table summarizes the Company's restricted stock activity for the three-month period ended April 1, 2018:

	Shares (in thousands)	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Nonvested as of December 31, 2017	20	$17.03
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested as of April 1, 2018	20	$17.03	$1,040
(1) Fair market value as of April 1, 2018.
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
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 1, 2018 were $13,194,000 and $2,347,000, respectively, and for the three-month period ended April 2, 2017 were $7,483,000 and $2,439,000, respectively. No compensation expense was capitalized as of April 1, 2018 or December 31, 2017.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 1, 2018	April 2, 2017
Cost of revenue	$797	$430
Research, development, and engineering	4,815	2,610
Selling, general, and administrative	7,582	4,443
	$13,194	$7,483

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11: Stock Repurchase Program
In April 2017, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of April 1, 2018, the Company repurchased 1,744,000 shares at a cost of $100,000,000 under this program, including 803,000 shares at a cost of $45,200,000 in the three-month period ended April 1, 2018. Stock repurchases under this April 2017 program are now complete. In February 2018, the Company's Board of Directors authorized the repurchase of an additional $150,000,000 of the Company's common stock. As of April 1, 2018, the Company repurchased 453,000 shares at a cost of $24,002,000 under this program, leaving a remaining authorized balance of $125,998,000. Total stock repurchases for the three-month period ended April 1, 2018 amounted to $69,202,000. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended
	April 1, 2018	April 2, 2017
Income tax provision at federal statutory corporate tax rate	21%	35%
State income taxes, net of federal benefit	1%	1%
Foreign tax rate differential	(7)%	(18)%
Tax credit	(1)%	(1)%
Discrete tax benefit related to stock option exercises	(13)%	(33)%
Other discrete tax events	—%	(1)%
Other	1%	1%
Income tax provision	2%	(16)%
On December 22, 2017, the United States Congress passed and the President signed into law the Tax Act. The Tax Act included a decrease in the U.S. federal statutory corporate tax rate from 35% to 21%, a one-time transition tax on unrepatriated foreign earnings, and limits on certain deductions. The Company made what it considers to be a reasonable estimate of the impact of the Tax Act in its financial statements for the year ended December 31, 2017. The Company has not recorded any changes to this estimate for the three-month period ended April 1, 2018.
The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 118 to provide guidance to companies on how to implement the accounting and disclosure changes as a result of the Tax Act. The SEC staff guidance has recognized that, due to the complexity and timing of the release of the Tax Act, the accounting for this change in the law may be incomplete upon issuance of a company's financial statements. This significant estimate is highly judgmental and changes to this estimate could result in material charges or credits in future reporting periods. U.S. Treasury regulations and administrative guidance have not been finalized as of the date of these financial statements. The issuance of final regulations may require the Company to revise its estimates of earnings and profits, as well as certain deferred taxes as required. The Tax Act subjects the Company to current tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries.  The Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of the date of this report, the Company is still evaluating the guidance and has not made a policy election related to the treatment of the GILTI tax. The Company will continue to gather and analyze information on historical unrepatriated foreign earnings and to monitor state laws relating to this income to finalize both the federal and state tax impact.
The majority of income earned outside of the United States is indefinitely reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. International rights to certain of the Company's intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than the above mentioned statutory rates, although the reduced taxes overseas have

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been partially offset by changes in U.S. tax law. These differences resulted in a decrease in the effective tax rate by 7 and 18 percentage points for the three-month periods ended April 1, 2018 and April 2, 2017, respectively.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease of the effective tax rate by 13 and 33 percentage points for the three-month periods ended April 1, 2018 and April 2, 2017, respectively.
On January 1, 2018, the Company adopted Accounting Standard Update (ASU) 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other than Inventory." This Update requires the recognition of deferred income taxes for an intra-entity transfer of an asset other than inventory. As a result of this ASU, the Company recorded $5,961,000 through a cumulative-effect adjustment directly to retained earnings at the beginning of fiscal year 2018.
During the three-month period ended April 1, 2018, the Company recorded a $484,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $70,000 for the three-month period ended April 1, 2018.
The Company’s reserve for income taxes, including gross interest and penalties, was $7,986,000 as of April 1, 2018, which included $6,958,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $847,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,100,000 to $1,200,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland and China, and within the United States, Massachusetts. Within the United States, the tax years 2014 through 2017 remain open to examination by the Internal Revenue Service and various state tax authorities. The tax years 2013 through 2017 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	April 1, 2018	April 2, 2017
Basic weighted-average common shares outstanding	173,280	172,646
Effect of dilutive stock options	6,361	5,708
Weighted-average common and common-equivalent shares outstanding	179,641	178,354
Stock options to purchase 1,339,000 and 1,648,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 1, 2018 and April 2, 2017, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 14: Subsequent Events

On April 25, 2018, the Company's shareholders approved an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 200,000,000 to 300,000,000. In addition, on April 25, 2018, the Company's shareholders approved an amendment and restatement of the Company's 2001 General Stock Option Plan which provides for an increase in the number of available shares by 10,000,000.
On April 30, 2018, the Company’s Board of Directors declared a cash dividend of $0.045 per share. The dividend is payable June 1, 2018 to all shareholders of record as of the close of business on May 18, 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates and timing of related revenue, expected areas of growth, emerging markets, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the failure to effectively manage our growth; (10) the reliance upon key suppliers to manufacture and deliver critical components for our products; (11) the failure to effectively manage product transitions or accurately forecast customer demand; (12) the inability to design and manufacture high-quality products; (13) the technological obsolescence of current products and the inability to develop new products; (14) the failure to properly manage the distribution of products and services; (15) the inability to protect our proprietary technology and intellectual property; (16) our involvement in time-consuming and costly litigation; (17) the impact of competitive pressures; (18) the challenges in integrating and achieving expected results from acquired businesses; (19) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (20) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
The Company’s customers are predominantly in the factory automation market. Factory automation customers purchase Cognex products and incorporate them into their manufacturing processes. Customers in the consumer electronics and automotive industries contribute the largest percentage to the Company's factory automation revenue. Most manufacturers can achieve better quality and manufacturing efficiency by using machine vision, and therefore, this market also includes a broad base of customers across a variety of other industries, including consumer products, food and beverage, medical devices, and pharmaceuticals. Factory automation customers also purchase Cognex products for use outside of the manufacturing process, such as using ID products in logistics automation for package sorting and distribution. A small percentage of the Company’s customers are in the semiconductor and electronics capital equipment market. These customers purchase Cognex products and integrate them into the automation equipment that they manufacture and then sell to their customers to either make semiconductor chips or assemble printed circuit boards.
On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers," using the full retrospective method to present all periods reported on a consistent basis. Accordingly, prior period revenue, cost of revenue, and gross profit have been restated to apply the provisions of this ASC.
Revenue for the first quarter of 2018 totaled $169,567,000, representing an increase of 22% from the first quarter of 2017 driven primarily by strong sales in the logistics and automotive industries. A shift in revenue mix toward service-

related revenue resulted in a slight decline in the gross margin percentage to 76% of revenue in the first quarter of 2018 compared to 77% of revenue in the first quarter of 2017. Operating expenses increased by 37% over the prior year due principally to the impact of headcount additions to support the higher revenue level and future growth plans. The operating income margin was 20% of revenue in the first quarter of 2018 compared to 27% of revenue in the first quarter of 2017. A lower tax benefit related to stock option exercises than the prior year resulted in a net income margin of 22% of revenue in the first quarter of 2018 compared to 33% of revenue in the first quarter of 2017. Net income per diluted share was $0.21 in the first quarter of 2018 compared to $0.25 in the first quarter of 2017.
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
Revenue
Revenue for the first quarter of 2018 totaled $169,567,000, representing an increase of $30,528,000, or 22%, from the first quarter of 2017. Changes in foreign currency exchange rates, primarily related to the translation of Euro-denominated revenue to U.S. Dollars, accounted for approximately 5% of the revenue increase. The remaining constant-currency increase of 17% was driven by higher sales in the logistics and automotive industries, partially offset by lower sales in the consumer electronics industry.
As of the date of this report, we expect revenue for the second quarter of 2018 to increase sequentially from the first quarter of 2018. Although we expect this growth to come from a variety of industries, the most notable increase is expected to come from the consumer electronics industry due to the quarterly timing of revenue from large customer orders in this industry, which in turn is dependent upon the product introduction cycles of these customers. Despite the level of quarterly revenue currently anticipated from customers in the consumer electronics industry in the second quarter of 2018, we expect consumer electronics revenue to be lower for the full year 2018 as compared to 2017.
Gross Margin
Gross margin as a percentage of revenue was 76% for the first quarter of 2018 compared to 77% for the first quarter of 2017. Although a higher volume of products sold resulted in manufacturing efficiencies, this favorable impact was offset by a greater percentage of service-related revenue, including revenue in the logistics industry where certain customer solutions included installation services with relatively lower margins. In addition, logistics revenue for the first quarter of 2018 included large customer orders that received volume discounts.
The Company's gross margin percentage has ranged from the mid-to-high 70s for the past several years. As of the date of this report, we expect the gross margin percentage to be closer to the mid-point of this range in the second quarter of 2018 due to anticipated higher revenue from a material customer under a preferred pricing arrangement.
Operating Expenses
Research, Development, and Engineering Expenses increased by $8,306,000, or 36%, for the three-month period as detailed in the table below (in thousands).

Three-month period
RD&E expenses in the first quarter of 2017	$22,770
Personnel-related costs	2,739
Stock-based compensation expense	2,129
Prototyping materials	1,054
Foreign currency exchange rate changes	916
Other	1,468
RD&E expenses in the first quarter of 2018	$31,076

RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives and the higher revenue level. The Company also incurred higher spending on prototyping materials to support new product initiatives. In addition, stock-based compensation expense was higher than the prior year due to a higher valuation of stock options granted during the first quarter of 2018. Changes in foreign currency exchange rates also contributed to the increase, as expenses denominated in foreign currencies were translated to U.S. Dollars.
RD&E expenses as a percentage of revenue were 18% and 16% for the first quarters of 2018 and 2017, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue on an annual basis. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $17,176,000, or 37%, for the three-month period as detailed in the table below (in thousands).

Three-month period
SG&A expenses in the first quarter of 2017	$46,521
Personnel-related costs	9,456
Stock-based compensation expense	3,013
Foreign currency exchange rate changes	2,082
Depreciation expense	1,056
Other	1,569
SG&A expenses in the first quarter of 2018	$63,697
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. In addition, stock-based compensation expense was higher than the prior year due to a higher valuation of stock options granted during the first quarter of 2018. Changes in foreign currency exchange rates also contributed to the increase, as expenses denominated in foreign currencies were translated to U.S. Dollars. Depreciation expense was higher than the prior year due primarily to information technology investments in infrastructure, security, and business applications.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $134,000 and $263,000 for the first quarters of 2018 and 2017, respectively. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $1,228,000, or 61%, from the first quarter of 2017. The increase was due to higher yields on the Company's portfolio of debt securities, as well as additional funds available for investment.
The Company recorded other income of $277,000 and $270,000 for the first quarters of 2018 and 2017, respectively. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions, as well as rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was an expense of 2% of pre-tax income for the first quarter of 2018 and a benefit of 16% of pre-tax income for the first quarter of 2017.
The effective tax rate included a decrease in tax expense of $4,935,000 in the first quarter of 2018 and $13,167,000 in the first quarter of 2017 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.

Excluding the impact of these discrete tax events, the Company’s effective tax rate was approximately 15% for the first quarter of 2018 and 18% for the first quarter of 2017. This decrease in the effective tax rate was primarily due to the impact of the Tax Cuts and Job Act of 2017 (the "Tax Act") that was signed into law on December 22, 2017. This Tax Act included a decrease in the U.S. federal statutory corporate tax rate from 35% to 21%.
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

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $803,382,000 as of April 1, 2018. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the first quarter of 2018 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the repurchase of common stock, the payment of dividends, and capital expenditures. Operating cash inflows included the collection of a significant amount of accounts receivable from a material customer in the consumer electronics industry. Operating cash outflows included the purchase of inventory for large customer orders already received or anticipated to be received that are expected to ship and generate revenue later in 2018, as well as the payment of company bonuses that were earned and accrued in 2017.
Capital expenditures in the first quarter of 2018 totaled $13,270,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and distribution center in Cork, Ireland. Cumulative capital expenditures since the second quarter of 2017 related to application development activities for a new Enterprise Resource Planning (ERP) system totaled approximately $8,000,000 as of April 1, 2018. The Company expects to incur an additional $2,000,000 in capital expenditures related to the ERP system in the second quarter of 2018, resulting in a $10,000,000 capital asset that the Company expects to be placed into service at the beginning of the third quarter of 2018 and depreciate over a ten year estimated useful life.
In April 2017, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of April 1, 2018, the Company repurchased 1,744,000 shares at a cost of $100,000,000 under this program, including 803,000 shares at a cost of $45,200,000 in the first quarter of 2018. Stock repurchases under this April 2017 program are now complete. In February, 2018, the Company's Board of Directors authorized the repurchase of an additional $150,000,000 of the Company's common stock. As of April 1, 2018, the Company repurchased 453,000 shares at a cost of $24,002,000 under this program, leaving a remaining authorized balance of $125,998,000. Total stock repurchases in the first quarter of 2018 amounted to $69,202,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company’s Board of Directors declared and paid a cash dividend of $0.045 per share in the first quarter of 2018, amounting to $7,787,000. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
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
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 1, 2018, the Company had $803,382,000 in cash and investments. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Refer to Part I - Note 2 within this Form 10-Q, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2017.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended April 1, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 28, 2018	—	$—	—	$45,200,000
January 29 - February 25, 2018	793,409	$56.31	793,409	$150,525,000
February 26 - April 1, 2018	462,727	$53.01	462,727	$125,998,000
Total	1,256,136	$55.09	1,256,136	$125,998,000
(1) In February 2018, the Company's Board of Directors authorized the repurchase of $150,000,000 of the Company's common stock. Purchases under this program commenced in February 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

 ITEM 6. EXHIBITS

Exhibit Number
10.1	Letter Agreement dated February 15, 2018 between Cognex Corporation and J. Bruce Robinson*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month periods ended April 1, 2018 and April 2, 2017; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended April 1, 2018 and April 2, 2017; (iii) Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the three-month periods ended April 1, 2018 and April 2, 2017; (v) Consolidated Statement of Shareholders’ Equity for the three-month period ended April 1, 2018; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2018	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ John J. Curran
John J. Curran
Senior Vice President of Finance
and Chief Financial Officer
(principal financial and accounting officer)