Form 10-Q
period 2018-09-30
COGNEX CORP
filed 2018-10-29
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
As of September 30, 2018, there were 172,191,187 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(unaudited)		(unaudited)
Revenue	$232,221	$266,042	$613,052	$583,161
Cost of revenue	58,860	68,061	153,227	142,757
Gross margin	173,361	197,981	459,825	440,404
Research, development, and engineering expenses	29,700	26,078	87,664	72,225
Selling, general, and administrative expenses	65,817	61,054	196,266	160,093
Operating income	77,844	110,849	175,895	208,086
Foreign currency gain (loss)	(379)	(127)	(708)	(574)
Investment income	3,937	2,475	10,736	6,625
Other income (expense)	(129)	(445)	(98)	(344)
Income before income tax expense	81,273	112,752	185,825	213,793
Income tax expense (benefit)	837	10,259	11,976	9,334
Net income	$80,436	$102,493	$173,849	$204,459

Net income per weighted-average common and common-equivalent share:
Basic	$0.47	$0.59	$1.01	$1.18
Diluted	$0.45	$0.57	$0.98	$1.14

Weighted-average common and common-equivalent shares outstanding:
Basic	172,189	173,234	172,613	173,052
Diluted	177,245	179,354	178,021	179,124

Cash dividends per common share	$0.0450	$0.0425	$0.1350	$0.1225

 The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(unaudited)		(unaudited)
Net income	$80,436	$102,493	$173,849	$204,459
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $0 and ($8) in the three-month periods and net of tax of $0 and ($5) in the nine-month periods, respectively	—	(4)	—	(16)
Reclassification of net realized (gain) loss into current operations	—	(56)	—	(21)
Net change related to cash flow hedges	—	(60)	—	(37)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $24 and $41 in the three-month periods and net of tax of ($82) and $191 in the nine-month periods, respectively	522	419	(180)	1,237
Reclassification of net realized (gain) loss into current operations	(266)	(263)	(535)	(370)
Net change related to available-for-sale investments	256	156	(715)	867

Foreign currency translation adjustments:
Foreign currency translation adjustments	(1,881)	5,753	(5,078)	18,497
Net change related to foreign currency translation adjustments	(1,881)	5,753	(5,078)	18,497

Other comprehensive income (loss), net of tax	(1,625)	5,849	(5,793)	19,327
Total comprehensive income	$78,811	$108,342	$168,056	$223,786

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,371	$106,582
Short-term investments	420,016	297,961
Accounts receivable, less reserves of $1,508 and $1,568 in 2018 and 2017, respectively	135,441	119,388
Unbilled revenue	13,948	7,454
Inventories	94,035	67,923
Prepaid expenses and other current assets	27,687	30,683
Total current assets	798,498	629,991
Long-term investments	281,929	423,441
Property, plant, and equipment, net	88,930	78,048
Goodwill	113,208	113,208
Intangible assets, net	10,882	13,189
Deferred income taxes	27,376	27,385
Other assets	3,873	2,491
Total assets	$1,324,696	$1,287,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,295	$23,463
Accrued expenses	66,632	68,249
Accrued income taxes	8,974	11,503
Deferred revenue and customer deposits	13,252	9,420
Total current liabilities	111,153	112,635
Deferred income taxes	372	312
Reserve for income taxes	6,646	6,488
Accrued income taxes	51,607	66,741
Other non-current liabilities	5,474	5,904
Total liabilities	175,252	192,080

Shareholders’ equity:
Common stock, $.002 par value – Authorized: 300,000 and 200,000 shares in 2018 and 2017, respectively, issued and outstanding: 172,191 and 173,507 shares in 2018 and 2017, respectively	345	347
Additional paid-in capital	518,556	461,338
Retained earnings	670,935	668,587
Accumulated other comprehensive loss, net of tax	(40,392)	(34,599)
Total shareholders’ equity	1,149,444	1,095,673
	$1,324,696	$1,287,753

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	September 30, 2018	October 1, 2017
	(unaudited)
Cash flows from operating activities:
Net income	$173,849	$204,459
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	31,339	23,355
Depreciation of property, plant, and equipment	13,474	9,811
Amortization of intangible assets	2,307	2,539
Amortization of discounts or premiums on investments	123	188
Realized (gain) loss on sale of investments	(535)	(370)
Revaluation of contingent consideration	(50)	88
Change in deferred income taxes	175	(1,830)
Change in operating assets and liabilities:
Accounts receivable	(18,136)	(58,379)
Unbilled revenue	(6,542)	(46,010)
Inventories	(27,699)	(18,550)
Prepaid expenses and other current assets	(3,437)	(14,666)
Accounts payable	(1,182)	19,132
Accrued expenses	2,266	8,819
Accrued income taxes	(17,497)	3,724
Deferred revenue and customer deposits	4,841	5,883
Other	(1,604)	1,861
Net cash provided by operating activities	151,692	140,054
Cash flows from investing activities:
Purchases of investments	(616,047)	(415,508)
Maturities and sales of investments	635,119	428,076
Purchases of property, plant, and equipment	(27,356)	(20,044)
Cash paid for acquisition of business	—	(24,118)
Legal fees paid from sale of discontinued business	—	(291)
Net cash provided by (used in) investing activities	(8,284)	(31,885)
Cash flows from financing activities:
Issuance of common stock under stock plans	25,882	44,750
Repurchase of common stock	(142,262)	(99,347)
Payment of dividends	(23,283)	(21,236)
Payment of contingent consideration	(1,000)	(1,926)
Net cash provided by (used in) financing activities	(140,663)	(77,759)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,956)	1,298
Net change in cash and cash equivalents	789	31,708
Cash and cash equivalents at beginning of period	106,582	79,641
Cash and cash equivalents at end of period	$107,371	$111,349

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2017	173,507	$347	$461,338	$668,587	$(34,599)	$1,095,673
Issuance of common stock under stock plans	1,434	3	25,879	—	—	25,882
Repurchase of common stock	(2,750)	(5)	—	(142,257)	—	(142,262)
Stock-based compensation expense	—	—	31,339	—	—	31,339
Payment of dividends	—	—	—	(23,283)	—	(23,283)
Adjustment as a result of the adoption of ASU 2016-06 "Income Taxes - Intra-Entity Transfers Other than Inventory" (Note 12)	—	—	—	(5,961)	—	(5,961)
Net income	—	—	—	173,849	—	173,849
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($82)	—	—	—	—	(180)	(180)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(535)	(535)
Foreign currency translation adjustment	—	—	—	—	(5,078)	(5,078)
Balance as of September 30, 2018 (unaudited)	172,191	$345	$518,556	$670,935	$(40,392)	$1,149,444

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). As a result of the adoption of ASC 606 "Revenue from Contracts with Customers," Cognex Corporation (the "Company") has provided disclosures related to revenue recognition in this Quarterly Report on Form 10-Q. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a full description of significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications, necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of its operations for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2016-02 and 2018-11, "Leases"
ASU 2016-02 creates Topic 842, Leases. The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. This ASU applies to any entity that enters into a lease, although lessees will see the most significant changes. The main difference between current GAAP and Topic 842 is the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. Topic 842 distinguishes between finance leases and operating leases, which are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. For public companies, the guidance in ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 to amend ASU 2016-02 and provided an additional (and optional) transition method to adopt the new lease standard. This transition method allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption instead of using the original modified retrospective transition method of adoption which required the restatement of all prior period financial statements. Under this new transition method, the comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases). Management will adopt the new lease standard using this new transition method under ASU 2018-11. As of the date of this report, management has determined the scope of leases subject to the new accounting requirements, has selected a software package to assist with compliance, and has reviewed all leases in scope. Management is in the process of completing the implementation of the lease accounting software, training relevant employees, and finalizing the internal lease accounting policy and the related processes, internal controls, and disclosures.
Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Measurement of Credit Losses"
ASU 2016-13 applies to all reporting entities holding financial assets that are not accounted for at fair value through net income (debt securities).  The amendments in this ASU eliminate the probable initial recognition threshold to recognize a credit loss under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. In addition, this ASU broadens the information an entity must consider in developing the credit loss estimate, including the use of reasonable and supportable forecasted information.  The amendments in this ASU require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down and an entity will be able to record reversals of credit losses in current period net income. For public companies, the guidance in ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  This ASU should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  Management does not expect ASU 2016-13 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-08, "Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities"
ASU 2017-08 applies to all reporting entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. For public companies, the amendments in ASU 2017-08 are effective for annual periods beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, and, in the period of adoption, the entity is required to provide disclosures about the change in accounting principle. Early adoption is permitted, including adoption in an interim period. Management does not expect ASU 2017-08 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities"
ASU 2017-12 applies to all reporting entities that elect to apply hedge accounting. The hedge accounting requirements under current GAAP sometimes do not permit an entity to properly recognize the economic results of the hedging strategy in the financial statements, and they are difficult to understand and interpret. The amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance. Also, they better align the risk management activities and financial reporting for hedging relationships through changes to both 1) the designation and measurement guidance for qualifying hedging relationships and 2) the presentation of hedge results. For public companies, the amendments in ASU 2017-12 are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those fiscal years. Early adoption is permitted including adoption in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this ASU. The amended presentation and disclosure guidance is required only prospectively. Management does not expect ASU 2017-12 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"
ASU 2018-01 applies to entities with land easements that exist or expired before an entity’s adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840. The amendments in this ASU permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02, which is for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Management does not expect ASU 2018-01 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2018-02, "Income Statement - Reporting Comprehensive Income"
ASU 2018-02 applies to entities required to apply the provisions of Topic 220, Income Statement - Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Management does not expect ASU 2018-02 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2018-07, "Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting"
ASU 2018-07 applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments transactions to nonemployees. Changes to the accounting for nonemployee awards as a result of this ASU include: 1) equity-classified nonemployee share-based payment awards are measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, 2) for awards with performance conditions, compensation cost is recognized when the achievement of the performance condition is probable, rather than upon achievement, and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting is eliminated. This ASU clarifies that Topic 718 does not apply to financing transactions or awards granted to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which the measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Management does not expect ASU 2018-07 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software"
ASU 2018-15 applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Further, it requires the entity to expense the capitalized implementation costs over the term of the hosting arrangement. In addition, it requires the presentation of the expenses related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and the classification of the payments for the capitalized implementation costs in the statement of cash flows in the same manner as the payments made for the fees associated with the hosting element. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Management does not expect ASU 2018-15 to have a material impact on the Company's financial statement and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$2,717	$—	$—
Corporate bonds	—	314,106	—
Treasury bills	—	226,058	—
Asset-backed securities	—	131,549	—
Sovereign bonds	—	14,437	—
Agency bonds	—	8,909	—
Municipal bonds	—	6,886	—
Economic hedge forward contracts	—	21	—
Liabilities:
Economic hedge forward contracts	—	91	—
Contingent consideration liabilities	—	—	2,507
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
The Company did not record an other-than-temporary impairment of these financial assets during the nine-month period ended September 30, 2018.
The Company's contingent consideration liabilities are reported at fair value based upon probability-adjusted present values of the consideration expected to be paid using significant inputs that are not observable in the market and are therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain revenue milestones. The fair values of these contingent consideration liabilities were calculated using discount rates consistent with the level of risk of achievement, and are remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the nine-month period ended September 30, 2018 (in thousands):

Balance as of December 31, 2017	$3,557
Fair value adjustment to Manatee contingent consideration	(1,350)
Fair value adjustment to GVi contingent consideration	1,130
Fair value adjustment to Chiaro contingent consideration	170
Payment of GVi contingent consideration	(1,000)
Balance as of September 30, 2018	$2,507

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the nine-month periods ended September 30, 2018 and October 1, 2017.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash	$104,654	$97,951
Money market instruments	2,717	8,631
Cash and cash equivalents	107,371	106,582
Treasury bills	193,347	150,371
Corporate bonds	138,099	47,395
Asset-backed securities	71,438	59,203
Sovereign bonds	8,119	21,579
Municipal bonds	6,044	8,805
Agency bonds	2,969	10,608
Short-term investments	420,016	297,961
Corporate bonds	176,007	296,014
Asset-backed securities	60,111	71,727
Treasury bills	32,711	23,459
Sovereign bonds	6,318	13,147
Agency bonds	5,940	14,890
Municipal bonds	842	4,204
Long-term investments	281,929	423,441
	$809,316	$827,984

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of September 30, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Treasury bills	$193,631	$—	$(284)	$193,347
Corporate bonds	138,383	56	(340)	138,099
Asset-backed securities	71,646	1	(209)	71,438
Sovereign bonds	8,172	—	(53)	8,119
Municipal bonds	6,050	—	(6)	6,044
Agency bonds	2,969	—	—	2,969
Long-term:
Corporate bonds	175,881	469	(343)	176,007
Asset-backed securities	60,276	33	(198)	60,111
Treasury bills	32,718	7	(14)	32,711
Sovereign bonds	6,286	32	—	6,318
Agency bonds	5,930	10	—	5,940
Municipal bonds	855	—	(13)	842
	$702,797	$608	$(1,460)	$701,945
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 30, 2018 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$137,108	$(174)	$63,030	$(124)	$200,138	$(298)
Corporate bonds	116,028	(386)	42,922	(297)	158,950	(683)
Asset-backed securities	57,678	(207)	38,256	(200)	95,934	(407)
Sovereign bonds	3,527	(6)	4,592	(47)	8,119	(53)
Municipal bonds	2,854	(6)	842	(13)	3,696	(19)
	$317,195	$(779)	$149,642	$(681)	$466,837	$(1,460)
As of September 30, 2018, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $283,000 and $17,000, respectively, during the three-month period ended September 30, 2018 and $306,000 and $43,000, respectively, during the three-month period ended October 1, 2017. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $646,000 and $111,000, respectively, during the nine-month period ended September 30, 2018 and $449,000 and $79,000, respectively, during the nine-month period ended October 1, 2017. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive income (loss).

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 30, 2018 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Corporate bonds	$138,099	$80,605	$68,684	$22,429	$1,434	$2,855	$314,106
Treasury bills	193,347	32,711	—	—	—	—	226,058
Asset-backed securities	71,438	30,840	5,431	12,102	5,138	6,600	131,549
Sovereign bonds	8,119	6,318	—	—	—	—	14,437
Agency bonds	2,969	—	—	5,940	—	—	8,909
Municipal bonds	6,044	842	—	—	—	—	6,886
	$420,016	$151,316	$74,115	$40,471	$6,572	$9,455	$701,945
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$46,660	$33,927
Work-in-process	4,071	2,114
Finished goods	43,304	31,882
	$94,035	$67,923
NOTE 6:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	6,010	7,677
Customer relationships	8,607	5,587	3,020
Non-compete agreements	370	185	185
Balance as of September 30, 2018	$60,724	$49,842	$10,882

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	4,181	9,506
Customer relationships	8,607	5,202	3,405
Non-compete agreements	370	92	278
Balance as of December 31, 2017	$60,724	$47,535	$13,189

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2018, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2018	$769
2019	2,701
2020	2,185
2021	2,017
2022	1,691
2023	989
Thereafter	530
$10,882
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2017	$4,701
Provisions for warranties issued during the period	3,376
Fulfillment of warranty obligations	(3,223)
Foreign exchange rate changes	(117)
Balance as of September 30, 2018	$4,737
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	September 30, 2018		December 31, 2017
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	19,500	$22,602	—	$—
Japanese Yen	455,000	4,018	455,000	4,049
British Pound	2,100	2,742	1,650	2,232
Hungarian Forint	700,000	2,513	545,000	2,110
Korean Won	2,050,000	1,847	1,825,000	1,708
Taiwanese Dollar	49,000	1,615	37,725	1,278
Canadian Dollar	800	616	—	—
Singapore Dollar	760	557	—	—
Swiss Franc	—	—	1,365	1,401
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 30, 2018	December 31, 2017	Sheet Location	September 30, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$21	$16	Accrued expenses	$91	$13

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Gross amounts of recognized assets	$21	$16	Gross amounts of recognized liabilities	$91	$13
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$21	$16	Net amount of liabilities presented	$91	$13

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Derivatives Designated as Hedging Instruments:
Gains (losses) recorded in shareholders' equity (effective portion)	Accumulated other comprehensive income (loss), net of tax	$—	$—	$—	$—
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$—	$56	$—	$10
	Research, development, and engineering expenses	—	—	—	3
	Selling, general, and administrative expenses	—	—	—	8
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$—	$56	$—	$21
Gains (losses) recognized in current operations (ineffective portion and discontinued derivatives)	Foreign currency gain (loss)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$299	$43	$(366)	$139

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The adoption of the standard impacted our previously-reported results as follows (in thousands):

Statement of Operations
	Three-months Ended			Nine-months Ended
	October 1, 2017			October 1, 2017
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Revenue	$259,739	$6,303	$266,042	$567,585	$15,576	$583,161
Cost of revenue	62,360	5,701	68,061	128,056	14,701	142,757
Gross margin	197,379	602	197,981	439,529	875	440,404
Operating income	110,247	602	110,849	207,211	875	208,086
Income before income tax expense	112,150	602	112,752	212,918	875	213,793
Income tax expense (benefit)	9,802	457	10,259	8,843	491	9,334
Net income	$102,348	$145	$102,493	$204,075	$384	$204,459

Net income per weighted-average common and common-equivalent share:
Basic	$0.59	$—	$0.59	$1.18	$—	$1.18
Diluted	$0.57	$—	$0.57	$1.14	$—	$1.14

Balance Sheet
	December 31, 2017
	As previously reported	Adjustment	As restated
Prepaid expenses and other current assets	$30,800	$(117)	$30,683
Accrued income taxes	11,391	112	11,503
Deferred revenue and customer deposits	9,969	(549)	9,420
Retained earnings	668,267	320	668,587

The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Europe	$115,592	$146,230	$242,161	$252,386
Americas	58,830	54,902	189,859	155,977
Greater China	32,796	35,546	101,130	84,764
Other Asia	25,003	29,364	79,902	90,034
	$232,221	$266,042	$613,052	$583,161

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Standard products and services	$150,993	$159,981	$493,019	$453,464
Application-specific customer solutions	81,228	106,061	120,033	129,697
	$232,221	$266,042	$613,052	$583,161

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $6,811,000 and $3,230,000 as of September 30, 2018 and December 31, 2017, respectively.

Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, respectively. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.
The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended September 30, 2018 (in thousands):

Amount
Balance as of December 31, 2017	$9,420
Increases to deferred revenue and customer deposits	55,408
Recognition of revenue	(50,590)
Foreign exchange rate changes	(986)
Balance as of September 30, 2018	$13,252

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 10: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of September 30, 2018, the Company had 20,246,002 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. Vesting of restricted stock awards may be based on continuing employment and/or achievement of pre-established performance goals and objectives. Vesting for performance-based restricted stock awards and time-based restricted stock awards must not be less than one year and three years, respectively; however, awards with time-based vesting may become vested incrementally over such three-year period.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2018:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	12,726	$25.24
Granted	2,318	55.66
Exercised	(1,434)	18.06
Forfeited or expired	(429)	33.24
Outstanding as of September 30, 2018	13,181	$31.11	7.48	$329,301
Exercisable as of September 30, 2018	4,327	$20.14	6.01	$154,377
Options vested or expected to vest as of September 30, 2018 (1)	11,916	$29.99	7.37	$310,772
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Risk-free rate	2.9%	2.4%	2.9%	2.4%
Expected dividend yield	0.32%	0.39%	0.32%	0.39%
Expected volatility	39%	41%	39%	41%
Expected term (in years)	5.4	5.1	5.3	5.3
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended September 30, 2018 and October 1, 2017 were $22.52 and $14.80, respectively. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended September 30, 2018 and October 1, 2017 were $21.70 and $14.97, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended September 30, 2018 and October 1, 2017 were $17,985,000 and $28,462,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended September 30, 2018 and October 1, 2017 were $50,975,000 and $100,913,000, respectively. The total fair values of stock options vested for the three-month periods ended September 30, 2018 and October 1, 2017 were $997,000 and $844,000, respectively. The total fair values of stock options vested for the nine-month periods ended September 30, 2018 and October 1, 2017 were $27,557,000 and $19,557,000, respectively.
As of September 30, 2018, total unrecognized compensation expense related to non-vested stock options was $50,387,000, which is expected to be recognized over a weighted-average period of 1.61 years.

The following table summarizes the Company's restricted stock activity for the nine-month period ended September 30, 2018:

	Shares (in thousands)	Weighted-Average Grant Fair Value		Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2017	20		$17.03
Granted
Vested	(20)	17.03		993
Forfeited or expired
Nonvested as of September 30, 2018	—	~~$~~	~~—~~	~~$~~	~~—~~
The fair values of restricted stock awards granted were determined based upon the market value of the Company's common stock at the time of grant. The initial cost was then amortized over the period of vesting until the restrictions lapsed. These restricted shares became fully vested in 2018. Participants were entitled to dividends on the restricted stock awards, but only received those amounts if the shares vested. The sale or transfer of these shares was restricted during the vesting period.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 30, 2018 were $9,143,000 and $1,654,000, respectively, and for the three-month period ended October 1, 2017 were $8,026,000 and $2,639,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 30, 2018 were $31,339,000 and $5,608,000, respectively, and for the nine-month period ended October 1, 2017 were $23,355,000 and $7,661,000, respectively. No compensation expense was capitalized as of September 30, 2018 or December 31, 2017.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of revenue	$544	$520	$1,898	$1,404
Research, development, and engineering	3,197	2,765	11,166	8,090
Selling, general, and administrative	5,402	4,741	18,275	13,861
	$9,143	$8,026	$31,339	$23,355
NOTE 11: Stock Repurchase Program
In April 2017, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of September 30, 2018, the Company had repurchased 1,744,000 shares at a cost of $100,000,000 under this program, including 803,000 shares at a cost of $45,200,000 in the three-month period ended April 1, 2018. Stock repurchases under this April 2017 program were completed in the three-month period ended April 1, 2018. In February 2018, the Company's Board of Directors authorized the repurchase of an additional $150,000,000 of the Company's common stock. As of September 30, 2018, the Company had repurchased 1,947,000 shares at a cost of $97,062,000 under this program, leaving a remaining authorized balance of $52,938,000. Total stock repurchases in the nine-month period ended September 30, 2018 amounted to $142,262,000. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Income tax provision at federal statutory corporate tax rate	21%	35%	21%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(7)%	(18)%	(7)%	(18)%
Tax credit	—%	(1)%	—%	(1)%
Discrete tax benefit related to Tax Act 2017	(9)%	—%	(4)%	—%
Discrete tax benefit related to stock option exercises	(4)%	(7)%	(5)%	(13)%
Other discrete tax events	(2)%	(2)%	(1)%	(1)%
Other	1%	1%	1%	1%
Income tax provision	1%	9%	6%	4%
On December 22, 2017, the United States Congress passed and the President signed into law the Tax Cuts and Jobs Act of 2017 (Tax Act). The Tax Act included a decrease in the U.S. federal statutory corporate tax rate from 35% to 21%, a one-time transition tax on unrepatriated foreign earnings, and limits on certain deductions. The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 118 to provide guidance to companies on how to implement the accounting and disclosure changes as a result of the Tax Act. The Company made what it considered to be a reasonable estimate of the impact of the Tax Act in its financial statements for the year ended December 31, 2017. In the third quarter of 2018, the Company revised its estimate of the impact of the Tax Act based on additional regulatory guidance. The effective tax rate, as a result, was reduced by 9 percentage points and 4 percentage points for the three-month and nine-month period ended September 30, 2018, respectively.
This significant estimate is highly judgmental and changes to this estimate could result in material charges or credits in future reporting periods. The Company will continue to review the guidance at the Federal and State levels through the end of 2018 and additional revisions to the estimates of the impact of the Tax Act may be required in the fourth quarter of 2018 as regulatory guidance continues to develop, specifically at the individual State level. The Tax Act subjects the Company to current tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries.  The Company has made an accounting policy election to provide for the tax expense related to GILTI in the year the tax is incurred rather than recognize deferred taxes for these temporary differences.
The majority of income earned outside of the United States is permanently reinvested to provide funds for international expansion. The Company is tax resident in numerous jurisdictions around the world and has identified its major jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. International rights to certain of the Company's intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than the above mentioned statutory rates, although the reduced taxes overseas have been partially offset by changes in U.S. tax law. These differences resulted in a decrease in the effective tax rate by 7 percentage points for the three-month and nine-month periods ended September 30, 2018, and a decrease in the effective tax rate by 18 percentage points for the three-month and nine-month periods ended October 1, 2017.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease of the effective tax rate by 4 and 7 percentage points for the three-month periods ended September 30, 2018 and October 1, 2017, respectively, and a decrease of the effective tax rate by 5 and 13 percentage points for the nine-month periods ended September 30, 2018 and October 1, 2017, respectively. Certain reserves for income taxes and other provision-to-return adjustments resulted in a decrease of the effective tax rate by 2 percentage points for both the three-month periods ended September 30, 2018 and October 1, 2017 and a decrease of the effective tax rate by 1 percentage point for both the nine-month periods ended September 30, 2018 and October 1, 2017.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
During the nine-month period ended September 30, 2018, the Company recorded a $204,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $33,000 for the nine-month period ended September 30, 2018.
The Company’s reserve for income taxes, including gross interest and penalties, was $7,674,000 as of September 30, 2018, which included $6,646,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $773,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,200,000 to $1,300,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and China, and within the United States, Massachusetts. Within the United States, the tax years 2015 through 2017 remain open to examination by the Internal Revenue Service and various state tax authorities. The tax years 2014 through 2017 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.
NOTE 13: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic weighted-average common shares outstanding	172,189	173,234	172,613	173,052
Effect of dilutive stock options	5,056	6,120	5,408	6,072
Weighted-average common and common-equivalent shares outstanding	177,245	179,354	178,021	179,124
Stock options to purchase 2,796,000 and 2,353,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 30, 2018, respectively, and 466,000 and 3,108,000 for the same periods in 2017, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 14: Subsequent Events
On October 29, 2018, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend is payable November 30, 2018 to all shareholders of record as of the close of business on November 16, 2018.
In addition, on October 29, 2018, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. This new authorization will commence once the Company completes the February 2018 program.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates and timing of related revenue, expected areas of growth, emerging markets, future product mix, research and development activities, investments, strategic plans and tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy, including the imposition of tariffs; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the failure to effectively manage our growth; (10) the reliance upon key suppliers to manufacture and deliver critical components for our products; (11) the failure to effectively manage product transitions or accurately forecast customer demand; (12) the inability to design and manufacture high-quality products; (13) the technological obsolescence of current products and the inability to develop new products; (14) the failure to properly manage the distribution of products and services; (15) the inability to protect our proprietary technology and intellectual property; (16) our involvement in time-consuming and costly litigation; (17) the impact of competitive pressures; (18) the challenges in integrating and achieving expected results from acquired businesses; (19) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (20) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Revenue for the third quarter of 2018 totaled $232,221,000, representing a decrease of 13% from the revenue reported for the third quarter of 2017, which was the highest quarterly revenue recorded by the Company. The revenue decline was driven primarily by lower order levels from a few large customers in the consumer electronics industry and was partially offset by growth in the logistics industry. The gross margin improved to 75% of revenue in the third quarter of 2018 from 74% of revenue in the third quarter of 2017, due primarily to a lower percentage of revenue related to application-specific customer solutions. Operating expenses in the third quarter of 2018 increased by 10% over the third quarter of 2017 due principally to the impact of headcount additions to support our future growth plans. As a result of the lower revenue and continued headcount investment, operating income decreased to 34% of revenue in the third quarter of 2018 from 42% of revenue in the third quarter of 2017. A decrease in tax expense primarily from revised estimates of the impact of the Tax Cuts and Jobs Act of 2017 (the Tax Act) resulted in lower income tax expense than the prior year. Net income decreased to 35% of revenue in the third quarter of 2018 from 39% of revenue in the third quarter of 2017. Net income per diluted share was $0.45 in the third quarter of 2018 compared to $0.57 in the third quarter of 2017.
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
Revenue
Revenue decreased by $33,821,000, or 13%, for the three-month period and increased by $29,891,000, or 5%, for the nine-month period. Revenue for both periods in 2018 was impacted by lower sales in the consumer electronics industry primarily due to significantly lower revenue from large customers in OLED (organic light-emitting diode) display and smartphone manufacturing following a high level of investment from these customers in 2017. Excluding sales to customers in the consumer electronics industry, revenue increased by approximately 6% for the three-month period and increased by approximately 23% for the nine-month period. Changes in foreign currency exchange rates did not have a material impact on revenue for the three-month period, but accounted for approximately 3% of the revenue increase for the nine-month period, primarily related to the translation of Euro denominated and Chinese Yuan denominated revenue to U.S. Dollars.
Revenue from customers based in the Americas increased by 7% for the three-month period and by 22% for the nine-month period driven by strong sales in the logistics industry. Revenue from customers based in Europe decreased by 21% for the three-month period and by 4% for the nine-month period, and revenue from customers based in Asia decreased by 11% for the three-month period and increased by 4% for the nine-month period. Constant-currency revenue from customers based in Europe decreased by 9% for the nine-month period, and constant-currency revenue from customers based in Asia was relatively flat for the nine-month period. Revenue for both Europe and Asia was negatively impacted by the lower sales in the consumer electronics industry noted above.
As of the date of this report, we expect revenue for the fourth quarter of 2018 to decrease sequentially from the third quarter of 2018 due to lower sales in the consumer electronics industry, as well as anticipated lower demand from customers based in China.
Gross Margin
Gross margin as a percentage of revenue was 75% for both the three-month and nine-month periods in 2018, compared to 74% and 76% for same periods in 2017. The increase for the three-month period was due primarily to a lower percentage of revenue related to application-specific customer solutions. These solutions typically have lower gross margins due to the application configuration and deployment services included as part of the solution, as well as on-site support services provided after the solution is deployed.  In addition, these solutions are often provided to large customers that may receive favorable pricing. Although there was also a lower percentage of revenue related to application-specific customer solutions for the nine-month period, this favorable impact was offset by unfavorable product mix.
The Company's gross margin percentage has ranged in the mid 70s for the past several years. As of the date of this report, we expect the gross margin percentage for the fourth quarter of 2018 to continue to be within this historical range, but lower than the third quarter of 2018.

Operating Expenses
Research, development, and engineering (RD&E) expenses increased by $3,622,000, or 14%, for the three-month period and increased by $15,439,000, or 21%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
RD&E expense in 2017	$26,078	$72,225
Personnel-related costs	2,534	8,127
Stock-based compensation expense	444	2,989
Prototyping materials	(129)	1,343
Foreign currency exchange rate changes	(102)	1,346
Other	875	1,634
RD&E expenses in 2018	$29,700	$87,664
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives. In addition, stock-based compensation expense was higher than the prior year due to a higher valuation of stock options granted, as well as a decrease in the estimated forfeiture rate during the year 2018. The increase for the nine-month period was also due to higher spending on prototyping materials to support new product initiatives and changes in foreign currency exchange rates, as expenses denominated in foreign currencies were translated to U.S. Dollars.
RD&E expenses as a percentage of revenue were 13% and 14% for the three-month and nine-month periods in 2018, respectively, compared to 10% and 12% for the same periods in 2017. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue on an annual basis. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $4,763,000, or 8%, for the three-month period and increased by $36,173,000, or 23%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
SG&A expenses in 2017	$61,054	$160,093
Personnel-related costs	8,631	28,040
Stock-based compensation expense	675	4,272
Foreign currency exchange rate changes	(190)	3,552
Depreciation expense	1,049	2,932
Incentive compensation plans	(3,709)	(6,053)
Other	(1,693)	3,430
SG&A expenses in 2018	$65,817	$196,266
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. Stock-based compensation expense was higher than the prior year due to a higher valuation of stock options granted, as well as a decrease in the estimated forfeiture rate during 2018. Depreciation expense increased from the prior year due primarily to information technology investments in infrastructure, security, and business applications, including a new Enterprise Resource Planning (ERP) system that was placed into service in the third quarter of 2018. The increase for the nine-month period was also due to changes in foreign currency exchange rates, as expenses denominated in foreign currencies were translated to U.S. Dollars. Offsetting these increases were lower expenses related to incentive compensation plans, including company bonuses and sales commissions, resulting from lower levels of achievement on performance plans that were set at the beginning of the year.

Non-operating Income (Expense)
The Company recorded foreign currency losses of $379,000 and $708,000 for the three-month and nine-month periods in 2018, respectively, compared to foreign currency losses of $127,000 and $574,000 for the same periods in 2017. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $1,462,000, or 59%, for the three-month period and increased by $4,111,000, or 62%, for the nine-month period. The increase was due primarily to higher yields on the Company's portfolio of debt securities, as well as additional funds available for investment.
The Company recorded other expense of $129,000 and $98,000 for the three-month and nine-month periods in 2018, respectively, compared to other expense of $445,000 and $344,000 for the same periods in 2017. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions, as well as rental income, net of associated expenses, from leasing space in buildings adjacent to the Company’s corporate headquarters.
Income Tax Expense
The Company’s effective tax rate was an expense of 1% and 6% of pre-tax income for the three-month and nine-month periods in 2018, respectively, compared to an expense of 9% and 4% of pre-tax income for the same periods in 2017.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. The Company made what it considered to be a reasonable estimate of the impact of the Tax Act in its financial statements for the year ended December 31, 2017. In the third quarter of 2018, the Company recorded a decrease in tax expense of $7,699,000 from revised estimates of the impact of the Tax Act based on additional regulatory guidance. These revised estimates included the true-up of a one-time transition tax on unrepatriated foreign earnings and the write-down of deferred tax assets related to stock-based compensation expense. Additional revisions to the estimates of the impact of the Tax Act may be required in the fourth quarter of 2018 as regulatory guidance continues to develop.
The effective tax rate included a decrease in tax expense of $2,811,000 and $8,400,000 for the three-month and nine-month periods in 2018, respectively, and $8,620,000 and $27,574,000 for the same periods in 2017 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
In addition, the effective tax rate included a decrease in tax expense of $1,657,000 for both the three-month and nine-month periods in 2018 and a decrease in tax expense of $1,765,000 and $1,908,000 for same periods in 2017 from other discrete tax events, consisting primarily of the final true-up of the prior year's tax accrual upon filing the actual tax returns and the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was 16% for both the three-month and nine-month periods in 2018, compared to 18% for the same periods in 2017. This decrease in the effective tax rate was primarily due to the impact of the Tax Act, which included a decrease in the U.S. federal statutory corporate tax rate from 35% to 21%.
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

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $809,316,000 as of September 30, 2018. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the nine months ended September 30, 2018 were met with positive cash flows from operations, investment maturities, and the proceeds from stock option exercises. Cash requirements consisted of operating activities, investment purchases, the repurchase of common stock, the payment of dividends, and capital expenditures.
Capital expenditures in the nine-month period ended September 30, 2018 totaled $27,356,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and distribution center in Cork, Ireland. Cumulative capital expenditures since the second quarter of 2017 related to application development activities for a new Enterprise Resource Planning (ERP) system totaled approximately $10,000,000. This capital asset was placed into service in the third quarter of 2018 and is being depreciated over a ten year estimated useful life.
In April 2017, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. As of September 30, 2018, the Company had repurchased 1,744,000 shares at a cost of $100,000,000 under this program, including 803,000 shares at a cost of $45,200,000 in the first quarter of 2018. Stock repurchases under this April 2017 program were completed in the first quarter of 2018. In February 2018, the Company's Board of Directors authorized the repurchase of an additional $150,000,000 of the Company's common stock. Purchases under this February 2018 program commenced during the first quarter of 2018. As of September 30, 2018, the Company had repurchased 1,947,000 shares at a cost of $97,062,000 under this program, leaving a remaining authorized balance of $52,938,000. Total stock repurchases in the nine-month period ended September 30, 2018 amounted to $142,262,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company’s Board of Directors declared and paid a cash dividend of $0.0450 per share in the first, second, and third quarters of 2018, amounting to $23,283,000 for the nine-month period ended September 30, 2018. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
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
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of September 30, 2018, the Company had $809,316,000 in cash and investments. In addition, Cognex has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2018, the Company implemented a new Enterprise Resource Planning (ERP) system. As a result of this implementation, the Company modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP system. The Company will continue to evaluate the design and operating effectiveness of its internal controls during subsequent periods. Other than the ERP implementation, there have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 - July 29, 2018	—	$—	—	$73,892,000
July 30 - August 26, 2018	141,750	52.59	141,750	66,437,000
August 27 - September 30, 2018	252,000	53.57	252,000	52,938,000
Total	393,750	$53.22	393,750	$52,938,000
(1) In February 2018, the Company's Board of Directors authorized the repurchase of $150,000,000 of the Company's common stock. Purchases under this program commenced in February 2018.

In October 2018, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. This new authorization will commence once the Company completes the February 2018 program, with repurchases subject to market conditions and other relevant factors.
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

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017; (ii) Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017; (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and October 1, 2017; (v) Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2018; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2018	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ John J. Curran
John J. Curran
Senior Vice President of Finance, Chief Financial Officer, and Treasurer
(principal financial and accounting officer)