Form 10-Q
period 2019-03-31
COGNEX CORP
filed 2019-04-29
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of March 31, 2019, there were 171,536,645 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	March 31, 2019	April 1, 2018
	(unaudited)
Revenue	$173,484	$169,567
Cost of revenue	46,284	40,198
Gross margin	127,200	129,369
Research, development, and engineering expenses	30,242	31,076
Selling, general, and administrative expenses	66,811	63,697
Operating income	30,147	34,596
Foreign currency gain (loss)	(248)	(134)
Investment income	4,905	3,240
Other income (expense)	927	277
Income before income tax expense	35,731	37,979
Income tax expense (benefit)	2,627	762
Net income	33,104	37,217

Net income per weighted-average common and common-equivalent share:
Basic	$0.19	$0.21
Diluted	$0.19	$0.21

Weighted-average common and common-equivalent shares outstanding:
Basic	171,098	173,280
Diluted	175,607	179,641

Cash dividends per common share	$0.050	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	March 31, 2019	April 1, 2018
	(unaudited)
Net income	$33,104	$37,217
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $268 and ($114) in 2019 and 2018, respectively	2,251	(1,192)
Reclassification of net realized (gain) loss into current operations	(40)	(22)
Net change related to available-for-sale investments	2,211	(1,214)

Foreign currency translation adjustments:
Foreign currency translation adjustments	218	4,056
Net change related to foreign currency translation adjustments	218	4,056

Other comprehensive income (loss), net of tax	2,429	2,842
Total comprehensive income	$35,533	$40,059

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,296	$108,212
Current investments	441,337	427,348
Accounts receivable, less reserves of $1,567 and $1,646 in 2019 and 2018, respectively	106,424	119,172
Unbilled revenue	10,202	8,312
Inventories	79,208	83,282
Prepaid expenses and other current assets	30,778	34,000
Total current assets	773,245	780,326
Non-current investments	317,054	262,039
Property, plant, and equipment, net	91,273	91,396
Operating lease assets	17,354	—
Goodwill	113,208	113,208
Intangible assets, net	9,344	10,113
Deferred income taxes	28,596	28,660
Other assets	3,698	3,925
Total assets	$1,353,772	$1,289,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,529	$16,230
Accrued expenses	48,948	60,220
Accrued income taxes	1,560	5,062
Deferred revenue and customer deposits	16,625	9,845
Operating lease liabilities	5,383	—
Total current liabilities	93,045	91,357
Non-current operating lease liabilities	11,953	—
Deferred income taxes	—	962
Reserve for income taxes	7,748	7,106
Non-current accrued income taxes	51,113	51,113
Other liabilities	1,054	3,866
Total liabilities	164,913	154,404

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2019 and 2018, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2019 and 2018, respectively, issued and outstanding: 171,537 and 170,820 shares in 2019 and 2018, respectively	343	342
Additional paid-in capital	555,834	529,208
Retained earnings	670,754	646,214
Accumulated other comprehensive loss, net of tax	(38,072)	(40,501)
Total shareholders’ equity	1,188,859	1,135,263
	$1,353,772	$1,289,667
The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	March 31, 2019	April 1, 2018
	(unaudited)
Cash flows from operating activities:
Net income	$33,104	$37,217
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12,281	13,194
Depreciation of property, plant, and equipment	5,175	4,430
Amortization of intangible assets	769	769
Amortization of discounts or premiums on investments	(1,461)	56
Realized (gain) loss on sale of investments	(40)	(22)
Revaluation of contingent consideration	(985)	(442)
Change in deferred income taxes	(1,140)	(1,469)
Change in operating assets and liabilities:
Accounts receivable	12,827	24,830
Unbilled revenue	(1,890)	3,389
Inventories	4,073	(27,321)
Prepaid expenses and other current assets	3,191	(866)
Accounts payable	4,245	5,309
Accrued expenses	(11,708)	(9,927)
Accrued income taxes	(3,501)	186
Deferred revenue and customer deposits	6,760	5,877
Other	(439)	(424)
Net cash provided by operating activities	61,261	54,786
Cash flows from investing activities:
Purchases of investments	(258,596)	(118,108)
Maturities and sales of investments	193,572	144,337
Purchases of property, plant, and equipment	(5,078)	(13,270)
Net cash provided by (used in) investing activities	(70,102)	12,959
Cash flows from financing activities:
Issuance of common stock under stock plans	14,346	11,123
Repurchase of common stock	—	(69,202)
Payment of dividends	(8,564)	(7,787)
Net cash provided by (used in) financing activities	5,782	(65,866)
Effect of foreign exchange rate changes on cash and cash equivalents	143	1,111
Net change in cash and cash equivalents	(2,916)	2,990
Cash and cash equivalents at beginning of period	108,212	106,582
Cash and cash equivalents at end of period	$105,296	$109,572

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2018	170,820	$342	$529,208	$646,214	$(40,501)	$1,135,263
Issuance of common stock under stock plans	717	1	14,345	—	—	14,346
Stock-based compensation expense	—	—	12,281	—	—	12,281
Payment of dividends	—	—	—	(8,564)	—	(8,564)
Net income	—	—	—	33,104	—	33,104
Net unrealized gain (loss) on available-for-sale investments, net of tax of $268	—	—	—	—	2,251	2,251
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(40)	(40)
Foreign currency translation adjustment	—	—	—	—	218	218
Balance as of March 31, 2019 (unaudited)	171,537	$343	$555,834	$670,754	$(38,072)	$1,188,859

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2017	173,507	$347	$461,338	$668,587	$(34,599)	$1,095,673
Issuance of common stock under stock plans	697	1	11,122	—	—	11,123
Repurchase of common stock	(1,256)	(2)	—	(69,200)	—	(69,202)
Stock-based compensation expense	—	—	13,194	—	—	13,194
Payment of dividends	—	—	—	(7,787)	—	(7,787)
Adjustment as a result of the adoption of ASU 2016-16 "Income Taxes - Intra-Entity Transfers Other than Inventory"	—	—	—	(5,961)	—	(5,961)
Net income	—	—	—	37,217	—	37,217
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($114)	—	—	—	—	(1,192)	(1,192)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	4,056	4,056
Balance as of April 1, 2018 (unaudited)	172,948	$346	$485,654	$622,856	$(31,757)	$1,077,099

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). As a result of the adoption of ASC 842 "Leases," Cognex Corporation (the "Company") has provided new disclosures related to leases in this Quarterly Report on Form 10-Q. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a full description of other significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, and financial statement reclassifications necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of its operations for the three-month periods ended March 31, 2019 and April 1, 2018, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
Leases
The Company accounts for leases in accordance with Accounting Standard Codification (ASC) 842, "Leases." The core principle of ASC 842 is that a lessee should recognize on the balance sheet the assets and liabilities that arise from leases.
At inception of a contract, the Company determines whether that contract is or contains a lease. The Company determines whether a contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. The Company has control of the asset if it has the right to direct the use of the asset and obtains substantially all of the economic benefits from the use of the asset throughout the period of use.
As a practical expedient, the Company does not recognize a lease asset or lease liability for leases with a lease term of 12 months or less. In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.
Lease contracts may include lease components and non-lease components, such as common area maintenance and utilities for property leases. As a practical expedient, the Company accounts for the non-lease components together with the lease components as a single lease component for all of its leases.

The Company classifies a lease as a finance lease when it meets any of the following criteria at the lease commencement date: a) the lease transfers ownership of the underlying asset to the Company by the end of the lease term; b) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; c) the lease term is for the major part of the remaining economic life of the underlying asset (the Company considers a major part to be 75% or more of the remaining economic life of the underlying asset); d) the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset (the Company considers substantially all the fair value to be 90% or more of the fair value of the underlying asset amount); e) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the criteria above are met, the Company classifies the lease as an operating lease.
On the lease commencement date, the Company records a lease asset and lease liability on the balance sheet. The lease asset consists of: 1) the amount of the initial lease liability; 2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and 3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the lease asset.
The lease liability equals the present value of the future cash payments discounted using the Company's incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments over a similar term, which is the three-month London Interbank Offered Rate (LIBOR) plus a 2.5% credit risk spread.

Operating lease expense equals the total cash payments recognized on a straight-line basis over the lease term. The amortization of the lease asset is calculated as the straight-line lease expense less the accretion of the interest on the lease liability each period. The lease liability is reduced by the cash payment less the interest each period.
NOTE 2: New Pronouncements
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
Accounting Standards Update (ASU) 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software"
ASU 2018-15 applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Further, it requires the entity to expense the capitalized implementation costs over the term of the hosting arrangement. In addition, it requires the presentation of the expenses related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and the classification of the payments for the capitalized implementation costs in the statement of cash flows in the same manner as the payments made for the fees associated with the hosting element. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Management does not expect ASU 2018-15 to have a material impact on the Company's financial statements and disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$10,883	—	$—
Treasury bills	—	295,106	—
Corporate bonds	—	289,873	—
Asset-backed securities	—	140,370	—
Sovereign bonds	—	21,791	—
Agency bonds	—	5,913	—
Municipal bonds	—	5,338	—
Economic hedge forward contracts	—	34	—
Liabilities:
Economic hedge forward contracts	—	31	—
Contingent consideration liabilities	—	—	1,569
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
The Company did not record an other-than-temporary impairment of these financial assets during the three-month period ended March 31, 2019.
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
The following table summarizes the activity for the Company's liabilities measured at fair value using Level 3 inputs for the three-month period ended March 31, 2019 (in thousands):

Balance as of December 31, 2018	$2,554
Fair value adjustment to Chiaro contingent consideration	75
Fair value adjustment to GVi contingent consideration	(1,060)
Balance as of March 31, 2019	$1,569
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month period ended March 31, 2019.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$94,413	$104,655
Money market instruments	10,883	3,557
Cash and cash equivalents	105,296	108,212
Treasury bills	189,808	198,477
Corporate bonds	137,228	137,871
Asset-backed securities	98,910	78,407
Sovereign bonds	10,900	8,101
Municipal bonds	4,491	4,492
Current investments	441,337	427,348
Corporate bonds	152,645	162,566
Treasury bills	105,298	32,760
Asset-backed securities	41,460	53,631
Sovereign bonds	10,891	6,316
Agency bonds	5,913	5,921
Municipal bonds	847	845
Non-current investments	317,054	262,039
	$863,687	$797,599
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
The following table summarizes the Company’s available-for-sale investments as of March 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Treasury bills	$189,599	$211	$(2)	$189,808
Corporate bonds	137,294	87	(153)	137,228
Asset-backed securities	98,902	135	(127)	98,910
Sovereign bonds	10,898	14	(12)	10,900
Municipal bonds	4,492	—	(1)	4,491
Non-current:
Corporate bonds	152,668	329	(352)	152,645
Treasury bills	104,987	332	(21)	105,298
Asset-backed securities	41,342	130	(12)	41,460
Sovereign bonds	10,876	15	—	10,891
Agency bonds	5,930	—	(17)	5,913
Municipal bonds	855	—	(8)	847
	$757,843	$1,253	$(705)	$758,391

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of March 31, 2019 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$63,106	$(253)	$74,227	$(252)	$137,333	$(505)
Treasury bills	62,560	(23)	—	—	62,560	(23)
Asset-backed securities	5,476	(4)	38,434	(135)	43,910	(139)
Sovereign bonds	3,458	—	4,628	(12)	8,086	(12)
Agency bonds	5,913	(17)	—	—	5,913	(17)
Municipal bonds	1,301	(1)	847	(8)	2,148	(9)
	$141,814	$(298)	$118,136	$(407)	$259,950	$(705)
As of March 31, 2019, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $64,000 and $24,000, respectively, during the three-month period ended March 31, 2019 and $55,000 and $33,000, respectively, during the three-month period ended April 1, 2018. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of March 31, 2019 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Treasury bills	$189,808	$105,298	$—	$—	$—	$—	$295,106
Corporate bonds	137,228	102,129	35,329	12,360	2,827	—	289,873
Asset-backed securities	98,910	19,283	8,119	7,767	3,425	2,866	140,370
Sovereign bonds	10,900	3,499	7,392	—	—	—	21,791
Agency bonds	—	—	—	5,913	—	—	5,913
Municipal bonds	4,491	847	—	—	—	—	5,338
	$441,337	$231,056	$50,840	$26,040	$6,252	$2,866	$758,391
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$37,491	$42,738
Work-in-process	2,891	3,435
Finished goods	38,826	37,109
	$79,208	$83,282
NOTE 6:  Leases
On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, “Leases,” using the transition method of adoption, which allowed the Company to apply the standard on a prospective basis with a cumulative-effect adjustment to the opening balance sheet as of the adoption date. Accordingly, the Company recorded lease assets of $17,522,000, current lease liabilities of $4,736,000, and non-current lease liabilities of $12,669,000 on its Consolidated Balance Sheet as of January 1, 2019.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As part of the adoption, the Company elected a practical expedient package to be applied to all of its leases upon transition, and as a result, the Company did not reassess: 1) whether any expired or existing contracts contain leases; 2) the lease classification for any expired or existing leases; and 3) the accounting for initial direct costs for any existing leases.
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of March 31, 2019. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the leases outstanding as of March 31, 2019.
The total operating lease expense for the three-month period ended March 31, 2019 was $1,485,000. The total operating lease cash payments for the three-month period ended March 31, 2019 was $1,401,000. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $169,000 for the three-month period ended March 31, 2019.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2019	$4,527
2020	4,929
2021	3,788
2022	2,596
2023	2,027
2024	839
Thereafter	310
$19,016
The discounted present value of the future lease cash payments resulted in a lease liability of $17,336,000 as of March 31, 2019.
The weighted-average discount rate was 4.8% for the leases outstanding as of March 31, 2019. The weighted-average remaining lease term was 4.1 years for the leases outstanding as of March 31, 2019. The Company did not have any leases that have not yet commenced but that create significant rights and obligations as of March 31, 2019.
The Company owns a building adjacent to its corporate headquarters that is partially occupied with a tenant who has a lease agreement that will expire in 2022. Rental income was $77,000 and $76,000 for the three-month period ended March 31, 2019 and April 1, 2018, respectively.
Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2019	$230
2020	307
2021	307
2022	307
$1,151
NOTE 7:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	7,230	6,457
Customer relationships	8,607	5,844	2,763
Non-compete agreements	370	246	124
Balance as of March 31, 2019	$60,724	$51,380	$9,344

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	6,619	7,068
Customer relationships	8,607	5,716	2,891
Non-compete agreements	370	216	154
Balance as of December 31, 2018	$60,724	$50,611	$10,113
As of March 31, 2019, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2019	$1,932
2020	2,185
2021	2,017
2022	1,691
2023	989
2024	422
Thereafter	108
$9,344
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2018	$4,743
Provisions for warranties issued during the period	1,195
Fulfillment of warranty obligations	(935)
Balance as of March 31, 2019	$5,003
NOTE 9: Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. Currently, the Company enters into economic hedges to manage this risk. The economic hedges utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment.
The Company had the following outstanding forward contracts (in thousands):

	March 31, 2019		December 31, 2018
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	20,000	$22,514	23,000	$26,330
Japanese Yen	500,000	4,526	380,000	3,459
Korean Won	3,350,000	2,954	3,125,000	2,808
Hungarian Forint	810,000	2,840	750,000	2,685
British Pound	2,100	2,747	2,500	3,204
Taiwanese Dollar	54,200	1,761	55,000	1,807
Canadian Dollar	930	697	990	726
Singapore Dollar	500	369	700	514
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 31, 2019	December 31, 2018	Sheet Location	March 31, 2019	December 31, 2018
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$34	$1	Accrued expenses	$31	$106

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Gross amounts of recognized assets	$34	$1	Gross amounts of recognized liabilities	$31	$106
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$34	$1	Net amount of liabilities presented	$31	$106

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		March 31, 2019	April 1, 2018
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$505	$(310)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	March 31, 2019	April 1, 2018
Americas	$65,156	$59,217
Europe	59,657	56,203
Greater China	22,810	27,159
Other Asia	25,861	26,988
	$173,484	$169,567
The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	March 31, 2019	April 1, 2018
Standard products and services	$161,052	$158,399
Application-specific customer solutions	12,432	11,168
	$173,484	$169,567

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $4,960,000 and $3,514,000 as of March 31, 2019 and December 31, 2018, respectively.

Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the three-month periods ended March 31, 2019 and April 1, 2018, respectively. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.
The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended March 31, 2019 (in thousands):

Balance as of December 31, 2018	$9,845
Increases to deferred revenue and customer deposits	12,015
Recognition of revenue	(5,292)
Foreign exchange rate changes	57
Balance as of March 31, 2019	$16,625

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of March 31, 2019, the Company had 16,956,452 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2019:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	13,789	$31.73
Granted	2,761	51.49
Exercised	(717)	20.03
Forfeited or expired	(139)	41.73
Outstanding as of March 31, 2019	15,694	$35.65	7.63	$255,322
Exercisable as of March 31, 2019	6,289	$24.86	6.17	$166,524
Options vested or expected to vest as of March 31, 2019 (1)	13,860	$34.21	7.46	$244,429

(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	March 31, 2019	April 1, 2018
Risk-free rate	2.7%	2.9%
Expected dividend yield	0.39%	0.32%
Expected volatility	37%	39%
Expected term (in years)	5.3	5.3
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
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 9% to all unvested options for senior management and a rate of 12% for all other employees. The Company revised its estimated forfeiture rates in the three-month period ended March 31, 2019, resulting in a decrease to compensation expense of $499,000. The Company also revised its estimated forfeiture rates in the three-month period ended April 1, 2018, resulting in an increase to compensation expense of $1,283,000.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended March 31, 2019 and April 1, 2018 were $18.59 and $21.62, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended March 31, 2019 and April 1, 2018 were $22,579,000 and $28,088,000, respectively. The total fair values of stock options vested for the three-month periods ended March 31, 2019 and April 1, 2018 were $29,972,000 and $25,674,000, respectively.
As of March 31, 2019, total unrecognized compensation expense related to non-vested stock options was $75,985,000, which is expected to be recognized over a weighted-average period of 2.14 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended March 31, 2019 were $12,281,000 and $2,222,000, respectively, and for the three-month period ended April 1, 2018 were $13,194,000 and $2,347,000, respectively. No compensation expense was capitalized as of March 31, 2019 or December 31, 2018.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	March 31, 2019	April 1, 2018
Cost of revenue	$451	$797
Research, development, and engineering	4,467	4,815
Selling, general, and administrative	7,363	7,582
	$12,281	$13,194
NOTE 12: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of March 31, 2019, the Company repurchased 203,000 shares at a cost of $8,622,000 under this program. There were no shares repurchased in the three-month period ended March 31, 2019. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 13: Taxes
A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended
	March 31, 2019	April 1, 2018
Income tax expense at U.S federal statutory corporate tax rate	21%	21%
State income taxes, net of federal benefit	1%	1%
Foreign tax rate differential	(9)%	(7)%
Tax credit	—%	(1)%
Discrete tax benefit related to stock option exercises	(8)%	(13)%
Other discrete tax events	—%	—%
Other	2%	1%
Income tax expense	7%	2%

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management has determined that earnings from its legal entity in China will be indefinitely reinvested to provide sufficient local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested. The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. International rights to certain of the Company's intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than the above mentioned statutory rates, although the reduced taxes overseas have been partially offset by changes in U.S. tax law. These differences resulted in a decrease in the effective tax rate of 9 and 7 percentage points for the three-month periods ended March 31, 2019 and April 1, 2018, respectively.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease in the effective tax rate of 8 and 13 percentage points for the three-month periods ended March 31, 2019 and April 1, 2018, respectively.
During the three-month period ended March 31, 2019, the Company recorded a $622,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $86,000 for the three-month period ended March 31, 2019.
The Company’s reserve for income taxes, including gross interest and penalties, was $8,776,000 as of March 31, 2019, which included $7,748,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $940,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,250,000 to $1,350,000 over the next twelve months.
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
NOTE 14: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	March 31, 2019	April 1, 2018
Basic weighted-average common shares outstanding	171,098	173,280
Effect of dilutive stock options	4,509	6,361
Weighted-average common and common-equivalent shares outstanding	175,607	179,641
Stock options to purchase 4,832,000 and 1,339,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended March 31, 2019 and April 1, 2018, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 15: Subsequent Events
On April 29, 2019, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend is payable on May 31, 2019 to all shareholders of record as of the close of business on May 17, 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates and timing of related revenue, expected areas of growth, future product mix, research and development activities, investments, and strategic plans, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the loss of a large customer; (2) current and future conditions in the global economy, including the imposition of tariffs or export controls; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the failure to effectively manage our growth; (10) the reliance upon key suppliers to manufacture and deliver critical components for our products; (11) the failure to effectively manage product transitions or accurately forecast customer demand; (12) the inability to design and manufacture high-quality products; (13) the technological obsolescence of current products and the inability to develop new products; (14) the failure to properly manage the distribution of products and services; (15) the inability to protect our proprietary technology and intellectual property; (16) our involvement in time-consuming and costly litigation; (17) the impact of competitive pressures; (18) the challenges in integrating and achieving expected results from acquired businesses; (19) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (20) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Cognex machine vision is primarily used to automate manufacturing and distribution processes in a variety of industries where the technology is widely recognized as an important component of automated production and quality assurance. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, Cognex products are used by a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, pharmaceuticals, and medical devices. Cognex products are also used outside of the manufacturing sector to automate distribution processes in the logistics industry for applications in retail distribution and ecommerce to scan, track, and sort goods through distribution centers.
Revenue for the first quarter of 2019 totaled $173,484,000, representing an increase of 2% from the first quarter of 2018. Strong sales in the logistics industry were partially offset by slowing order trends in the automotive industry in the Americas, lower demand from customers based in Greater China, and the unfavorable impact of changes in foreign currency exchange rates on revenue. Unfavorable absorption of manufacturing overhead costs over a declining inventory balance contributed to a decrease in the gross margin percentage to 73% of revenue in the first quarter of 2019 compared to 76% of revenue in the first quarter of 2018. Operating expenses increased by 2% over the prior year's first quarter due principally to the impact of headcount additions to support our future growth plans. Operating income was 17% of revenue in the first quarter of 2019 compared to 20% of revenue in the first quarter of 2018; net income was 19% of revenue in the first quarter of 2019 compared to 22% of revenue in the first quarter of 2018; and net income per diluted share was $0.19 in the first quarter of 2019 compared to $0.21 in the first quarter of 2018.

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
Revenue
Revenue for the first quarter of 2019 totaled $173,484,000, representing an increase of $3,917,000, or 2%, from the first quarter of 2018. Changes in foreign currency exchange rates accounted for a decrease in revenue of approximately 3%, as sales denominated in Euros and Chinese Yuan were translated to U.S. Dollars at a lower rate. Excluding the impact of changes in foreign currency exchange rates, constant-currency revenue increased by approximately 5% from the first quarter of 2018.
Sales to customers based in the Americas increased by 10% driven by strong sales in the logistics industry, partially offset by lower sales in the automotive industry. Sales to customers based in Europe increased by 6%, or 12% on a constant-currency basis, across a variety of industries with the highest growth coming from the logistics industry. Sales to customers based in Greater China, however, decreased by 16%, or 10% on a constant-currency basis, due to a general lower level of demand from customers across a broad base of industries. Sales to customers based in other regions in Asia decreased by 4%.
As of the date of this report, we expect revenue for the full year of 2019 will be slightly lower than 2018 as higher revenue in logistics, among other industries, is expected to be more than offset by significantly lower revenue in consumer electronics-one of our largest end markets. For the second quarter of 2019, we expect revenue will be higher than the first quarter of 2019, but lower than the second quarter of 2018. The sequential increase is expected due to higher sales in the logistics industry and the quarterly timing of revenue from large customer orders in the consumer electronics industry.
Gross Margin
Gross margin as a percentage of revenue was 73% for the first quarter of 2019 compared to 76% for the first quarter of 2018. The decline in the gross margin percentage was due primarily to the unfavorable absorption of manufacturing overhead costs, as well as the unfavorable impact of changes in foreign currency exchange rates on revenue, as the majority of our cost of revenue is based in U.S. Dollars. Unfavorable product mix toward relatively lower-margin sales in the logistics industry also contributed to the lower gross margin percentage.
As of the date of this report, we expect the gross margin percentage to be in the mid 70s range for the second quarter of 2019.
Operating Expenses
Research, development, and engineering (RD&E) expenses decreased by $834,000, or 3%, from the first quarter of 2018 as detailed in the table below (in thousands).

Three-month period
RD&E expenses for the first quarter of 2018	$31,076
Personnel-related costs	1,099
Outsourced engineering services	(394)
Prototyping materials	(485)
Foreign currency exchange rate changes	(729)
Other	(325)
RD&E expenses for the first quarter of 2019	$30,242
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives. This increase was partially offset by lower spending on outsourced engineering services and prototyping materials due to the timing of product development activities. Changes in foreign currency exchange rates also resulted in a lower level of expenses, as costs denominated in foreign currencies were translated to U.S. Dollars at a lower rate.
RD&E expenses as a percentage of revenue were 17% and 18% for the first quarters of 2019 and 2018, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve a leadership position for our existing products and to provide innovative new product offerings, as well as to provide engineering support for strategic customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue on an annual basis. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $3,114,000, or 5%, from the first quarter of 2018 as detailed in the table below (in thousands).

Three-month period
SG&A expense in the first quarter of 2018	$63,697
Personnel-related costs	7,785
ERP project costs	(1,245)
Foreign currency exchange rate changes	(1,685)
Other	(1,741)
SG&A expenses in the first quarter of 2019	$66,811
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. This increase was partially offset by project costs incurred in the first quarter of 2018 related to the Company's new Enterprise Resource Planning (ERP) system. This system was placed into service in the middle of 2018, and therefore, similar costs were not incurred in the first quarter of 2019. Changes in foreign currency exchange rates also resulted in a lower level of expenses, as costs denominated in foreign currencies were translated to U.S. Dollars at a lower rate.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $248,000 and $134,000 for the first quarters of 2019 and 2018, respectively. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $1,665,000, or 51%, from the first quarter of 2018. The increase was due to higher yields on the Company's portfolio of debt securities, and to a lesser extent additional funds available for investment.
The Company recorded other income of $927,000 and $277,000 for the first quarters of 2019 and 2018, respectively. Other income included a net benefit of $985,000 and $442,000 in the first quarters of 2019 and 2018, respectively, from the revaluation of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense
The Company’s effective tax rate was 7% and 2% of pre-tax income for the first quarters of 2019 and 2018, respectively.
The effective tax rate included a decrease in tax expense of $2,730,000 and $4,935,000 in the first quarters of 2019 and 2018, respectively, from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was 15% of pre-tax income for both the first quarters of 2019 and 2018.
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

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $863,687,000 as of March 30, 2019. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements in the first quarter of 2019 were primarily met with positive cash flows from operations. Cash requirements consisted of operating activities, the payment of dividends, and capital expenditures. Operating cash inflows included a reduction in accounts receivable from the collection of a significant amount due from a material customer in the consumer electronics industry, as well as a reduction in inventory levels. Operating cash outflows included the payment of company bonuses that were earned and accrued in 2018.
Capital expenditures in the first quarter of 2019 totaled $5,078,000 and consisted of manufacturing test equipment related to new product introductions, as well as improvements made to the Company's headquarters building in Natick, Massachusetts and various leased facilities.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of March 30, 2019, the Company repurchased 203,000 shares at a cost of $8,622,000 under this program, leaving a remaining balance of $191,378,000. There were no shares repurchased in the first quarter of 2019. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company’s Board of Directors declared and paid a cash dividend of $0.05 per share in the first quarter of 2019, amounting to $8,564,000. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of March 30, 2019, the Company had $863,687,000 in cash and investments. In addition, the Company has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Refer to Part I - Note 2 within this Form 10-Q, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2018.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 27, 2019	—	$—	—	$191,378,000
January 28 - February 24, 2019	—	$—	—	$191,378,000
February 25 - March 31, 2019	—	$—	—	$191,378,000
Total	—	$—	—	$191,378,000
(1) In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Purchases under this program commenced in October 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On December 5, 2018, the Company’s Board of Directors allowed the Company’s Shareholder Rights Agreement and associated rights to expire in accordance with their terms without renewal. In connection with the adoption of the Shareholder Rights Agreement, the Company had filed Articles of Amendment to its Restated Articles of Organization establishing Series E Junior Participating Cumulative Preferred Stock with the Secretary of State of The Commonwealth of Massachusetts, setting forth the rights, powers, and preferences of the Series E Junior Participating Cumulative Preferred Stock issuable upon exercise of the rights (the “Preferred Shares”). Effective on April 26, 2019, the Company filed Articles of Amendment to the Company’s Restated Articles of Organization with the Secretary of State of The Commonwealth of Massachusetts eliminating the Preferred Shares and returning them to authorized but undesignated shares of the Company’s preferred stock.

 ITEM 6. EXHIBITS

Exhibit Number
3.1
Restated Articles of Organization of Cognex Corporation effective June 27, 1989, as amended through May 5, 2016 (incorporated by reference to Exhibit 3.1 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016)

3.2
Articles of Amendment to Restated Articles of Organization of Cognex Corporation establishing Series E Junior Participating Cumulative Preferred Stock, effective December 5, 2008 (incorporated by reference to Exhibit 3.2 to Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016)

3.3
Articles of Amendment to Restated Articles of Organization of Cognex Corporation, effective May 2, 2018 (incorporated by reference to Exhibit 4.2 of Cognex’s Registration Statement on Form S-8 [Registration No. 333-224716])

3.4	Articles of Amendment to Restated Articles of Organization of Cognex Corporation, effective April 26, 2019*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	xBRL (Extensible Business Reporting Language)

The following materials from Cognex Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in xBRL: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2019 and April 1, 2018; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2019 and April 1, 2018; (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2019 and April 1, 2018; (v) Consolidated Statements of Shareholders’ Equity for the three-month periods ended March 31, 2019 and April 1, 2018; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2019	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ John J. Curran
John J. Curran
Senior Vice President of Finance
and Chief Financial Officer
(principal financial and accounting officer)