Form 10-Q
period 2019-06-30
COGNEX CORP
filed 2019-07-29
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Vision Drive
Natick, Massachusetts 01760-2059
(508) 650-3000

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to the Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.002 per share	CGNX	The NASDAQ Stock Market LLC

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
As of June 30, 2019, there were 170,660,621 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(unaudited)		(unaudited)
Revenue	$199,047	$211,264	$372,531	$380,831
Cost of revenue	50,967	54,169	97,251	94,367
Gross margin	148,080	157,095	275,280	286,464
Research, development, and engineering expenses	28,079	26,888	58,321	57,964
Selling, general, and administrative expenses	68,245	66,752	135,056	130,449
Operating income	51,756	63,455	81,903	98,051
Foreign currency gain (loss)	140	(195)	(108)	(329)
Investment income	5,223	3,559	10,128	6,799
Other income (expense)	(144)	(246)	783	31
Income before income tax expense	56,975	66,573	92,706	104,552
Income tax expense	8,226	10,377	10,853	11,139
Net income	$48,749	$56,196	$81,853	$93,413

Net income per weighted-average common and common-equivalent share:
Basic	$0.28	$0.33	$0.48	$0.54
Diluted	$0.28	$0.32	$0.47	$0.52

Weighted-average common and common-equivalent shares outstanding:
Basic	171,318	172,370	171,209	172,825
Diluted	175,448	177,149	175,528	178,418

Cash dividends per common share	$0.050	$0.045	$0.100	$0.090

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(unaudited)		(unaudited)
Net income	$48,749	$56,196	$81,853	$93,413
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $239 and $8 in the three-month periods and net of tax of $507 and ($106) in the six-month periods, respectively	2,311	490	4,562	(702)
Reclassification of net realized (gain) loss into current operations	(382)	(247)	(422)	(269)
Net change related to available-for-sale investments	1,929	243	4,140	(971)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(663)	(7,253)	(445)	(3,197)
Net change related to foreign currency translation adjustments	(663)	(7,253)	(445)	(3,197)

Other comprehensive income (loss), net of tax	1,266	(7,010)	3,695	(4,168)
Total comprehensive income	$50,015	$49,186	$85,548	$89,245

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,104	$108,212
Current investments	364,487	427,348
Accounts receivable, less reserves of $1,778 and $1,646 in 2019 and 2018, respectively	107,643	119,172
Unbilled revenue	10,300	8,312
Inventories	72,889	83,282
Prepaid expenses and other current assets	34,451	34,000
Total current assets	678,874	780,326
Non-current investments	408,032	262,039
Property, plant, and equipment, net	89,342	91,396
Operating lease assets	17,928	—
Goodwill	113,208	113,208
Intangible assets, net	8,575	10,113
Deferred income taxes	28,537	28,660
Other assets	5,424	3,925
Total assets	$1,349,920	$1,289,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,729	$16,230
Accrued expenses	48,709	60,220
Accrued income taxes	1,078	5,062
Deferred revenue and customer deposits	18,332	9,845
Operating lease liabilities	5,835	—
Total current liabilities	85,683	91,357
Non-current operating lease liabilities	12,149	—
Deferred income taxes	—	962
Reserve for income taxes	8,091	7,106
Non-current accrued income taxes	51,113	51,113
Other liabilities	1,244	3,866
Total liabilities	158,280	154,404

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2019 and 2018, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2019 and 2018, respectively, issued and outstanding: 170,661 and 170,820 shares in 2019 and 2018, respectively	341	342
Additional paid-in capital	578,871	529,208
Retained earnings	649,234	646,214
Accumulated other comprehensive loss, net of tax	(36,806)	(40,501)
Total shareholders’ equity	1,191,640	1,135,263
	$1,349,920	$1,289,667

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	June 30, 2019	July 1, 2018
	(unaudited)
Cash flows from operating activities:
Net income	$81,853	$93,413
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	23,248	22,196
Depreciation of property, plant, and equipment	10,537	8,874
Amortization of intangible assets	1,538	1,538
Amortization of discounts or premiums on investments	(342)	94
Realized (gain) loss on sale of investments	(422)	(269)
Revaluation of contingent consideration	(863)	(254)
Change in deferred income taxes	(1,311)	(2,385)
Change in operating assets and liabilities:
Accounts receivable	11,383	(18,779)
Unbilled revenue	(1,989)	3,803
Inventories	10,394	(23,220)
Prepaid expenses and other current assets	(463)	(23,112)
Accounts payable	(4,528)	(10,889)
Accrued expenses	(12,270)	(5,666)
Accrued income taxes	(4,000)	(5,360)
Deferred revenue and customer deposits	8,575	32,470
Other	(1,190)	162
Net cash provided by operating activities	120,150	72,616
Cash flows from investing activities:
Purchases of investments	(664,896)	(336,189)
Maturities and sales of investments	587,175	431,008
Purchases of property, plant, and equipment	(8,969)	(21,675)
Net cash provided by (used in) investing activities	(86,690)	73,144
Cash flows from financing activities:
Issuance of common stock under stock plans	26,417	14,811
Repurchase of common stock	(61,690)	(121,308)
Payment of dividends	(17,146)	(15,524)
Payment of contingent consideration	—	(1,000)
Net cash provided by (used in) financing activities	(52,419)	(123,021)
Effect of foreign exchange rate changes on cash and cash equivalents	(149)	(119)
Net change in cash and cash equivalents	(19,108)	22,620
Cash and cash equivalents at beginning of period	108,212	106,582
Cash and cash equivalents at end of period	$89,104	$129,202

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of March 31, 2019	171,537	$343	$555,834	$670,754	$(38,072)	$1,188,859
Issuance of common stock under stock plans	522	1	12,070	—	—	12,071
Repurchase of common stock	(1,398)	(3)	—	(61,687)	—	(61,690)
Stock-based compensation expense	—	—	10,967	—	—	10,967
Payment of dividends	—	—	—	(8,582)	—	(8,582)
Net income	—	—	—	48,749	—	48,749
Net unrealized gain (loss) on available-for-sale investments, net of tax of $239	—	—	—	—	2,311	2,311
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(382)	(382)
Foreign currency translation adjustment	—	—	—	—	(663)	(663)
Balance as of June 30, 2019 (unaudited)	170,661	$341	$578,871	$649,234	$(36,806)	$1,191,640

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of April 1, 2018	172,948	$346	$485,654	$622,856	$(31,757)	$1,077,099
Issuance of common stock under stock plans	184	1	3,687	—	—	3,688
Repurchase of common stock	(1,100)	(3)	—	(52,103)	—	(52,106)
Stock-based compensation expense	—	—	9,002	—	—	9,002
Payment of dividends	—	—	—	(7,737)	—	(7,737)
Adjustment as a result of the adoption of ASU 2016-06 "Income Taxes - Intra-Entity Transfers Other than Inventory"	—	—	—	—	—	—
Net income	—	—	—	56,196	—	56,196
Net unrealized gain (loss) on available-for-sale investments, net of tax of $8	—	—	—	—	490	490
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(247)	(247)
Foreign currency translation adjustment	—	—	—	—	(7,253)	(7,253)
Balance as of July 1, 2018 (unaudited)	172,032	$344	$498,343	$619,212	$(38,767)	$1,079,132

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2018	170,820	$342	$529,208	$646,214	$(40,501)	$1,135,263
Issuance of common stock under stock plans	1,239	2	26,415	—	—	26,417
Repurchase of common stock	(1,398)	(3)	—	(61,687)	—	(61,690)
Stock-based compensation expense	—	—	23,248	—	—	23,248
Payment of dividends	—	—	—	(17,146)	—	(17,146)
Net income	—	—	—	81,853	—	81,853
Net unrealized gain (loss) on available-for-sale investments, net of tax of $507	—	—	—	—	4,562	4,562
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(422)	(422)
Foreign currency translation adjustment	—	—	—	—	(445)	(445)
Balance as of June 30, 2019 (unaudited)	170,661	$341	$578,871	$649,234	$(36,806)	$1,191,640

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2017	173,507	$347	$461,338	$668,587	$(34,599)	$1,095,673
Issuance of common stock under stock plans	881	2	14,809	—	—	14,811
Repurchase of common stock	(2,356)	(5)	—	(121,303)	—	(121,308)
Stock-based compensation expense	—	—	22,196	—	—	22,196
Payment of dividends	—	—	—	(15,524)	—	(15,524)
Adjustment as a result of the adoption of ASU 2016-06 "Income Taxes - Intra-Entity Transfers Other than Inventory"	—	—	—	(5,961)	—	(5,961)
Net income	—	—	—	93,413	—	93,413
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($106)	—	—	—	—	(702)	(702)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(269)	(269)
Foreign currency translation adjustment	—	—	—	—	(3,197)	(3,197)
Balance as of July 1, 2018 (unaudited)	172,032	$344	$498,343	$619,212	$(38,767)	$1,079,132

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
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, and financial statement reclassifications necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of its operations for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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

The Company classifies a lease as a finance lease when it meets any of the following criteria at the lease commencement date: a) the lease transfers ownership of the underlying asset to the Company by the end of the lease term; b) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; c) the lease term is for the major part of the remaining economic life of the underlying asset (the Company considers a major part to be 75% or more of the remaining economic life of the underlying asset); d) the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset (the Company considers substantially all the fair value to be 90% or more of the fair value of the underlying asset amount); or e) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the criteria above are met, the Company classifies the lease as an operating lease.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$3,099	$—	$—
Treasury bills	—	307,490	—
Corporate bonds	—	278,991	—
Asset-backed securities	—	145,432	—
Sovereign bonds	—	20,823	—
Agency bonds	—	13,686	—
Municipal bonds	—	6,097	—
Economic hedge forward contracts	—	20	—
Liabilities:
Economic hedge forward contracts	—	13	—
Contingent consideration liabilities	—	—	1,691

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
The Company did not record an other-than-temporary impairment of these financial assets during the three-month or six-month periods ended June 30, 2019 and July 1, 2018.
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
The following table summarizes the activity for the Company's liability measured at fair value using Level 3 inputs for the six-month period ended June 30, 2019 (in thousands):

Balance as of December 31, 2018	$2,554
Fair value adjustment to GVi contingent consideration	(1,019)
Fair value adjustment to Chiaro contingent consideration	156
Balance as of June 30, 2019	$1,691

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month or six-month periods ended June 30, 2019 and July 1, 2018.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$86,005	$104,655
Money market instruments	3,099	3,557
Cash and cash equivalents	89,104	108,212
Treasury bills	138,600	198,477
Asset-backed securities	104,998	78,407
Corporate bonds	101,868	137,871
Agency bonds	7,783	—
Sovereign bonds	5,990	8,101
Municipal bonds	5,248	4,492
Current investments	364,487	427,348
Corporate bonds	177,123	162,566
Treasury bills	168,890	32,760
Asset-backed securities	40,434	53,631
Sovereign bonds	14,833	6,316
Agency bonds	5,903	5,921
Municipal bonds	849	845
Non-current investments	408,032	262,039
	$861,623	$797,599

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
The following table summarizes the Company’s available-for-sale investments as of June 30, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Treasury bills	$138,217	$383	$—	$138,600
Asset-backed securities	104,717	317	(36)	104,998
Corporate bonds	101,722	182	(36)	101,868
Agency bonds	7,780	3	—	7,783
Sovereign bonds	5,979	12	(1)	5,990
Municipal bonds	5,241	7	—	5,248
Non-current:
Corporate bonds	176,726	537	(140)	177,123
Treasury bills	167,653	1,257	(20)	168,890
Asset-backed securities	40,198	237	(1)	40,434
Sovereign bonds	14,783	50	—	14,833
Agency bonds	5,930	—	(27)	5,903
Municipal bonds	855	—	(6)	849
	$769,801	$2,985	$(267)	$772,519

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of June 30, 2019 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,243	$(90)	$42,031	$(86)	$68,274	$(176)
Asset-backed securities	4,378	(1)	21,331	(36)	25,709	(37)
Treasury bills	24,855	(20)	—	—	24,855	(20)
Agency bonds	5,903	(27)	—	—	5,903	(27)
Sovereign bonds	—	—	2,689	(1)	2,689	(1)
Municipal bonds	—	—	849	(6)	849	(6)
	$61,379	$(138)	$66,900	$(129)	$128,279	$(267)

As of June 30, 2019, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, the Company's intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $394,000 and $12,000, respectively, during the three-month period ended June 30, 2019 and $308,000 and $61,000, respectively, during the three-month period ended July 1, 2018. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $458,000 and $36,000, respectively, during the six-month period ended June 30, 2019 and $363,000 and $94,000, respectively, during the six-month period ended July 1, 2018. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive loss.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of June 30, 2019 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-7 Years	Total
Treasury bills	$138,600	$158,777	$10,113	$—	$—	$—	$307,490
Corporate bonds	101,868	103,324	65,231	5,710	2,858	—	278,991
Asset-backed securities	104,998	15,771	8,760	11,199	—	4,704	145,432
Sovereign bonds	5,990	14,833	—	—	—		20,823
Agency bonds	7,783	—	—	5,903	—	—	13,686
Municipal bonds	5,248	849	—	—	—	—	6,097
	$364,487	$293,554	$84,104	$22,812	$2,858	$4,704	$772,519

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$32,545	$42,738
Work-in-process	4,112	3,435
Finished goods	36,232	37,109
	$72,889	$83,282

NOTE 6:  Leases
On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, “Leases,” using the transition method of adoption, which allowed the Company to apply the standard on a prospective basis with a cumulative-effect adjustment to the opening balance sheet as of the adoption date. Accordingly, the Company recorded lease assets

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of June 30, 2019. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the leases outstanding as of June 30, 2019.
The total operating lease expense for the three-month and six-month periods ended June 30, 2019 was $1,742,000 and $3,227,000, respectively. The total operating lease cash payments for the three-month and six-month periods ended June 30, 2019 was $1,669,000 and $3,070,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $64,000 and $233,000 for the three-month and six-month periods ended June 30, 2019, respectively.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2019	$3,387
2020	5,730
2021	4,397
2022	2,890
2023	2,035
2024	842
Thereafter	311
$19,592

The discounted present value of the future lease cash payments resulted in a lease liability of $17,984,000 as of June 30, 2019.
The weighted-average discount rate was 4.8% for the leases outstanding as of June 30, 2019. The weighted-average remaining lease term was 3.6 years for the leases outstanding as of June 30, 2019. The Company did not have any leases that have not yet commenced but that create significant rights and obligations as of June 30, 2019.
The Company owns a building adjacent to its corporate headquarters that is partially occupied with a tenant who has a lease agreement that will expire in 2022. Rental income was $81,000 and $83,000 for the three-month period ended June 30, 2019 and July 1, 2018, respectively. Rental income was $158,000 and $159,000 for the six-month period ended June 30, 2019 and July 1, 2018, respectively.
Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2019	$153
2020	307
2021	307
2022	307
$1,074

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	7,839	5,848
Customer relationships	8,607	5,973	2,634
Non-compete agreements	370	277	93
Balance as of June 30, 2019	$60,724	$52,149	$8,575

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	6,619	7,068
Customer relationships	8,607	5,716	2,891
Non-compete agreements	370	216	154
Balance as of December 31, 2018	$60,724	$50,611	$10,113

As of June 30, 2019, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2019	$1,163
2020	2,185
2021	2,017
2022	1,691
2023	989
2024	422
Thereafter	108
$8,575

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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2018	$4,743
Provisions for warranties issued during the period	2,533
Fulfillment of warranty obligations	(1,824)
Balance as of June 30, 2019	$5,452

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment.
The Company had the following outstanding forward contracts (in thousands):

	June 30, 2019		December 31, 2018
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	19,000	$21,681	23,000	$26,330
Japanese Yen	400,000	3,717	380,000	3,459
Hungarian Forint	900,000	3,178	750,000	2,685
Korean Won	3,550,000	3,072	3,125,000	2,808
British Pound	2,400	3,055	2,500	3,204
Taiwanese Dollar	50,000	1,617	55,000	1,807
Canadian Dollar	1,100	841	990	726
Singapore Dollar	—	—	700	514

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	June 30, 2019	December 31, 2018	Sheet Location	June 30, 2019	December 31, 2018
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$20	$1	Accrued expenses	$13	$106

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Gross amounts of recognized assets	$20	$1	Gross amounts of recognized liabilities	$13	$106
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$20	$1	Net amount of liabilities presented	$13	$106

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(439)	$(354)	$66	$(665)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Americas	$78,500	$71,812	$143,656	$131,029
Europe	58,881	70,366	118,538	126,569
Greater China	35,782	41,175	58,592	68,334
Other Asia	25,884	27,911	51,745	54,899
	$199,047	$211,264	$372,531	$380,831

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Standard products and services	$173,368	$183,627	$334,420	$342,026
Application-specific customer solutions	25,679	27,637	38,111	38,805
	$199,047	$211,264	$372,531	$380,831

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $6,852,000 and $3,514,000 as of June 30, 2019 and December 31, 2018, respectively.

Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, respectively. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.
The following table summarizes the deferred revenue and customer deposits activity for the six-month period ended June 30, 2019 (in thousands):

Balance as of December 31, 2018	$9,845
Increases to deferred revenue and customer deposits	29,883
Recognition of revenue	(21,308)
Foreign exchange rate changes	(88)
Balance as of June 30, 2019	$18,332

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 11: Stock-Based Compensation Expense
The Company’s share-based payments that result in compensation expense consist of stock option grants and restricted stock awards. As of June 30, 2019, the Company had 17,363,952 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2019:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	13,789	$31.73
Granted	2,821	51.37
Exercised	(1,239)	21.32
Forfeited or expired	(606)	40.27
Outstanding as of June 30, 2019	14,765	$36.00	7.42	$207,599
Exercisable as of June 30, 2019	5,867	$25.12	5.95	$138,370
Options vested or expected to vest as of June 30, 2019 (1)	13,214	$34.65	7.25	$201,420
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Risk-free rate	2.7%	2.9%	2.7%	2.9%
Expected dividend yield	0.39%	0.32%	0.39%	0.32%
Expected volatility	37%	39%	37%	39%
Expected term (in years)	5.2	5.4	5.3	5.3

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
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 9% to all unvested options for senior management and a rate of 12% for all other employees. Each year during the first quarter, the Company revises its estimated forfeiture rate. This resulted in a decrease to compensation expense of $499,000 in 2019 and in increase to compensation expense of $1,283,000 in 2018.
The weighted-average grant-date fair values of stock options granted during the three-month periods ended June 30, 2019 and July 1, 2018 were $18.68 and $21.63, respectively. The weighted-average grant-date fair values of stock options granted during the six-month periods ended June 30, 2019 and July 1, 2018 were $18.59 and $21.62, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic values of stock options exercised for the three-month periods ended June 30, 2019 and July 1, 2018 were $14,220,000 and $4,902,000, respectively. The total intrinsic values of stock options exercised for the six-month periods ended June 30, 2019 and July 1, 2018 were $36,799,000 and $32,991,000, respectively. The total fair values of stock options vested for the three-month periods ended June 30, 2019 and July 1, 2018 were $887,000 and $887,000, respectively. The total fair values of stock options vested for the six-month periods ended June 30, 2019 and July 1, 2018 were $30,859,000 and $26,560,000, respectively.
As of June 30, 2019, total unrecognized compensation expense related to non-vested stock options was $66,645,000, which is expected to be recognized over a weighted-average period of 1.88 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended June 30, 2019 were $10,967,000 and $1,813,000, respectively, and for the three-month period ended July 1, 2018 were $9,002,000 and $1,607,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the six-month period ended June 30, 2019 were $23,248,000 and $4,035,000, respectively, and for the six-month period ended July 1, 2018 were $22,196,000 and $3,954,000, respectively. No compensation expense was capitalized as of June 30, 2019 or December 31, 2018.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Cost of revenue	$329	$557	$780	$1,354
Research, development, and engineering	3,550	3,154	8,017	7,969
Selling, general, and administrative	7,088	5,291	14,451	12,873
	$10,967	$9,002	$23,248	$22,196

NOTE 12: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of June 30, 2019, the Company repurchased 1,601,000 shares at a cost of $70,312,000 under this program, including 1,398,000 shares at a cost of $61,690,000 in 2019, all of which were repurchased in the three-month period ended June 30, 2019. The Company may repurchase shares under this program in future periods, up to the remaining balance of $129,688,000, depending upon a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
NOTE 13: Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%	21%	21%
State income taxes, net of federal benefit	1%	2%	1%	2%
Foreign tax rate differential	(7)%	(7)%	(7)%	(7)%
Tax credit	(1)%	(1)%	(1)%	(1)%
Discrete tax benefit related to stock options	(2)%	(1)%	(4)%	(5)%
Other	2%	2%	2%	1%
Income tax expense	14%	16%	12%	11%

Management has determined that earnings from its legal entity in China will be indefinitely reinvested to provide sufficient local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested. The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. International rights to certain of the Company's intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate that is lower than

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the above mentioned statutory rates, although the reduced taxes overseas have been partially offset by changes in U.S. tax law. These differences resulted in a decrease in the effective tax rate by 7 percentage points for all periods presented.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease in the effective tax rate by 2 and 1 percentage points for the three-month periods ended June 30, 2019 and July 1, 2018, respectively, and a decrease in the effective tax rate by 4 and 5 percentage points for the six-month periods ended June 30, 2019 and July 1, 2018, respectively.
During the six-month period ended June 30, 2019, the Company recorded a $952,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $155,000 for the six-month period ended June 30, 2019.
The Company’s reserve for income taxes, including gross interest and penalties, was $9,119,000 as of June 30, 2019, which included $8,091,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $1,019,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,250,000 to $1,350,000 over the next twelve months.
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
NOTE 14: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic weighted-average common shares outstanding	171,318	172,370	171,209	172,825
Effect of dilutive stock options	4,130	4,779	4,319	5,593
Weighted-average common and common-equivalent shares outstanding	175,448	177,149	175,528	178,418

Stock options to purchase 6,113,000 and 5,503,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended June 30, 2019, respectively, and 2,959,000 and 2,032,000 for the same periods in 2018, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 15: Subsequent Events
On July 29, 2019, the Company’s Board of Directors declared a cash dividend of $0.050 per share. The dividend is payable on August 30, 2019 to all shareholders of record as of the close of business on August 16, 2019.

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
Cognex machine vision is primarily used to automate manufacturing and distribution processes in a variety of industries where the technology is widely recognized as an important component of automated production and quality assurance. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, Cognex products are used by a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, pharmaceuticals, and medical devices. Cognex products are also used to automate distribution processes in the logistics industry for applications in retail distribution and ecommerce to scan, track, and sort goods through distribution centers.
Revenue for the second quarter of 2019 totaled $199,047,000, representing a decrease of 6% from the second quarter of 2018. Strong sales in the logistics industry were offset by lower sales in the consumer electronics and automotive industries, as well as the unfavorable impact of changes in foreign currency exchange rates on revenue. Gross margin as a percentage of revenue remained consistent at 74% for each of the second quarter of 2019 and 2018. Operating expenses in the second quarter of 2019 increased by 3% over the second quarter of 2018 due principally to the impact of headcount additions to support our future growth plans. Operating income was 26% of revenue in the second quarter of 2019 compared to 30% of revenue in the second quarter of 2018; net income was 24% of revenue in the second quarter of 2019 compared to 27% of revenue in the second quarter of 2018; and net income per diluted share was $0.28 in the second quarter of 2019 compared to $0.32 in the second quarter of 2018.

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
Revenue
Revenue decreased by $12,217,000, or 6%, for the three-month period and decreased by $8,300,000, or 2%, for the six-month period. Changes in foreign currency exchange rates accounted for a decrease in revenue of approximately 3 percentage points in both periods, as sales denominated in Euros and Chinese Yuan were translated to U.S. Dollars at a lower rate. Excluding the impact of changes in foreign currency exchange rates, constant-currency revenue decreased by 3% for the three-month period and increased by 1% for the six-month period. Strong sales in the logistics industry were offset by lower sales in the consumer electronics and automotive industries, as described by region below.
Sales to customers based in the Americas increased by 9% for the three-month period and 10% for the six-month period driven by higher sales in the logistics industry, partially offset by lower sales in the automotive industry.
Sales to customers based in Europe decreased by 16% for the three-month period and 6% for the six-month period, with changes in foreign currency exchange rates accounting for approximately 6 percentage points of the decrease in both periods. On a constant-currency basis, sales to customers based in Europe decreased by 10% for the three-month period and were relatively flat for the six-month period. Lower sales in the consumer electronics industry drove the decrease in both periods, which was offset by higher sales in the logistics industry for the six-month period.
Sales to customers based in Greater China decreased by 13% for the three-month period and 14% for the six-month period, with changes in foreign currency exchange rates accounting for approximately 6 percentage points of the decrease in both periods. On a constant-currency basis, sales to customers based in Greater China decreased by 7% for the three-month period and 8% for the six-month period. Sales to customers based in other regions in Asia decreased by 7% for the three-month period and 6% for the six-month period. The decline for both periods in Greater China and other Asia was due to lower sales in the consumer electronics industry.
As of the date of this report, we expect revenue for the third quarter of 2019 to decrease from both the $199 million we reported in the second quarter of 2019 and the $232 million we reported in the third quarter of 2018.
The decrease from the third quarter of 2018 is expected to come from significantly lower revenue in the consumer electronics industry, primarily related to smartphone manufacturing. Delays and reductions in capital spending from a broad base of factory automation customers, including those in the automotive industry, are also expected to contribute to the decrease from the prior year, offset by expected growth in the logistics industry.
The decrease from the second quarter of 2019 is expected to come from seasonal softness we typically experience in the third quarter outside of the consumer electronics industry. As of the date of this report, we believe this year’s sequential decline will be more pronounced than the prior year given current uncertainties around global growth and trade.
Gross Margin
Gross margin as a percentage of revenue was 74% for both the three-month and six-month periods in 2019 compared to 74% and 75% for the same quarters in 2018. The decline in the gross margin percentage for the six-month period was due primarily to the unfavorable absorption of manufacturing overhead costs, as well as the unfavorable impact of changes in foreign currency exchange rates on revenue, as the majority of our cost of revenue is based in U.S. Dollars.
As of the date of this report, we expect the gross margin percentage to be in the mid 70s range for the third quarter of 2019, slightly lower than the gross margin percentage we reported in the second quarter of 2019.

Operating Expenses
Research, development, and engineering (RD&E) expenses increased by $1,191,000, or 4%, for the three-month period and $357,000, or 1%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
RD&E expenses in 2018	$26,888	$57,964
Personnel-related costs	1,099	2,198
Incentive compensation plans	(1,086)	(1,344)
Foreign currency exchange rate changes	(537)	(1,266)
Other	1,715	769
RD&E expenses in 2019	$28,079	$58,321
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives. These increases were partially offset by lower expenses related to incentive compensation plans resulting from lower levels of achievement on performance plans that were set at the beginning of the year. Changes in foreign currency exchange rates also resulted in a lower level of expenses, as costs denominated in foreign currencies were translated to U.S. Dollars at a lower rate.
RD&E expenses as a percentage of revenue were 14% and 16% for the three-month and six-month periods in 2019, respectively, compared to 13% and 15% for the same periods in 2018. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and we target our RD&E spending to be between 10% and 15% of revenue on an annual basis. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $1,493,000, or 2%, for the three-month period and $4,607,000, or 4%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
SG&A expenses in 2018	$66,752	$130,449
Personnel-related costs	6,093	13,878
Foreign currency exchange rate changes	(1,931)	(3,616)
Incentive compensation plans	(2,117)	(3,097)
ERP project costs	(1,422)	(2,667)
Other	870	109
SG&A expenses in 2019	$68,245	$135,056
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. These increases were partially offset by lower expenses related to incentive compensation plans, including company bonuses and sales commissions, resulting from lower levels of achievement on performance plans that were set at the beginning of the year. Expenses were also lower due to project costs incurred in the first half of 2018 related to the Company's new Enterprise Resource Planning (ERP) system. This system was placed into service in the middle of 2018, and therefore, similar costs were not incurred in the first half of 2019. Changes in foreign currency exchange rates also resulted in a lower level of expenses, as costs denominated in foreign currencies were translated to U.S. Dollars at a lower rate.
Non-operating Income (Expense)
The Company recorded foreign currency gains of $140,000 and foreign currency losses of $108,000 for the three-month and six-month periods in 2019, respectively, compared to foreign currency losses of $195,000 and $329,000 for the same periods in 2018. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.

Investment income increased by $1,664,000, or 47%, for the three-month period and increased by $3,329,000, or 49%, for the six-month period. The increase was due to higher yields on the Company's portfolio of debt securities, and to a lesser extent additional funds available for investment.
The Company recorded other expense of $144,000 and other income of $783,000 for the three-month and six-month periods in 2019, respectively, compared to other expense of $246,000 and other income of $31,000 for the same periods in 2018. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense
The Company’s effective tax rate was 14% and 12% of pre-tax income for the three-month and six-month periods in 2019, respectively, compared to 16% and 11% for the same periods in 2018.
The effective tax rate included a decrease in tax expense of $1,248,000 and $3,978,000 for the three-month and six-month periods in 2019, respectively, and $654,000 and $5,589,000 for the same periods in 2018 primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Excluding the impact of these discrete tax events, the Company’s effective tax rate was 17% of pre-tax income for both three-month periods and 16% for both six-month periods.
The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. International rights to certain of the Company’s intellectual property are held by a subsidiary whose legal jurisdiction does not tax this income, resulting in a foreign effective tax rate lower than the above mentioned statutory rates, although the reduced taxes overseas have been partially offset by changes in U.S. tax law. The European Union has initiated a series of tax reform legislation over the past few years that may have an impact on the Company’s tax provision and related filings in future periods. The Company is reviewing the legislation but has not determined the impact to future periods or whether changes to its tax structure will be made.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $861,623,000 as of June 30, 2019. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements during the six months ended June 30, 2019 were primarily met with positive cash flows from operations. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Operating cash inflows included a reduction in accounts receivable from the collection of a significant amount due from a material customer in the consumer electronics industry, as well as a reduction in inventory levels. Operating cash outflows included the payment of company bonuses that were earned and accrued in 2018.
Capital expenditures during the six months ended June 30, 2019 totaled $8,969,000 and consisted of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and various leased facilities.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of June 30, 2019, the Company repurchased 1,601,000 shares at a cost of $70,312,000 under this program, including 1,398,000 shares at a cost of $61,690,000 during the six-months ended June 30, 2019. The Company may repurchase shares under this program in future periods, up to the remaining balance of $129,688,000, depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
The Company’s Board of Directors declared and paid a cash dividend of $0.05 per share in both the first and second quarters of 2019, amounting to $17,146,000. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of June 30, 2019, the Company had $861,623,000 in cash and investments. In addition, the Company has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

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

ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Principal Financial & Accounting Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Principal Financial & Accounting Officer concluded that such disclosure controls and procedures were effective as of that date. From time to time, the Company reviews its disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
There was no change in the Company's internal control over the financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28, 2019	—	$—	—	$191,378,000
April 29 - May 26, 2019	639,221	45.54	639,221	162,267,000
May 27 - June 30, 2019	759,600	42.89	759,600	129,688,000
Total	1,398,821	$44.10	1,398,821	$129,688,000
(1) In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Purchases under this program commenced in October 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

 ITEM 6. EXHIBITS

Exhibit Number
10.1	Letter Agreement dated April 1, 2019 between Cognex Corporation and John J. Curran*
10.2	Stock Option Agreement dated May 1, 2019 between Cognex Corporation and Laura MacDonald*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2019	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Laura A. MacDonald
Laura A. MacDonald
Vice President and Corporate Controller
(Principal Financial and Accounting Officer)