Form 10-K
period 2019-12-31
COGNEX CORP
filed 2020-02-13
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to           .
Commission File Number 001-34218
COGNEX CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Vision Drive
Natick, Massachusetts 01760-2059
(508) 650-3000

(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $.002 per share	CGNX	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019: $7,800,874,313
Common stock, par value $.002 per share, outstanding as of January 26, 2020: 172,611,232 shares
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
Cognex is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate manufacturing and distribution tasks where vision is required. Machine vision is the technology that gives computers and automation equipment the ability to see. Machine vision products are used to automate the manufacture and tracking of discrete items, such as mobile phones, aspirin bottles, and automobile tires, by locating, identifying, inspecting, and measuring them during the manufacturing or distribution process. Machine vision is important for applications in which human vision is inadequate to meet requirements for size, accuracy, or speed, or in instances where substantial cost savings are obtained through the reduction of labor or improved product quality. Today, many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size of items being manufactured.
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

Machine vision products combine cameras with innovative software to collect images and then answer questions about these images, such as:

Question	Description	Example
GUIDANCE
Where is it?	Determining the exact physical location and orientation of an object.	Aligning a screen on a smartphone or guiding a robot to put a windshield on a car.
IDENTIFICATION
What is it?	Identifying an object by analyzing its physical appearance or by reading a serial number or symbol.	Reading a two-dimensional barcode directly marked on an automotive airbag so that it can be tracked and processed correctly through manufacturing.
INSPECTION
How good is it?	Inspecting an object for flaws or defects.	Checking for debris to ensure that foreign objects are not present in a product before shipping to consumers.
GAUGING
What size is it?	Determining the dimensions of an object.	Using 3D vision to ensure the cap is secure on a bottle of detergent prior to packaging.
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
The Company operates in one segment, machine vision technology. We offer a variety of machine vision products that have similar economic characteristics, have the same production processes, and are distributed by the same sales channels to the same types of customers. Information about segments may be found in Note 20 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual Report on Form 10-K.
In 2018 and 2017, direct and indirect revenue from Apple Inc. accounted for 15% and 20% of total revenue, respectively. In 2019, no customer accounted for greater than 10% of total revenue.
Business Strategy
Our goal is to expand our position as a leading worldwide provider of machine vision products for industrial customers. We are selective in choosing growth opportunities that we believe will maintain our historically high gross margin percentages, which have ranged in the mid 70s for the past several years and reflect the value our customers place on our innovative products. Our high gross margins have the potential to provide us with strong operating leverage in our financial model, as any incremental revenue at such margins is able to fall through to operating income at a high ratio. Our strong and unique corporate culture reinforces our values of customer first and innovation, and enables us to attract and retain smart, highly-educated, experienced talent who are motivated to solve the most challenging vision tasks.
We invest heavily in research and development in order to maintain our position as a technology leader in machine vision. We invest in technology that makes vision easier to use and more affordable, and therefore, available to a broader base of customers, such as our vision sensor products that enable customers with a lower budget to use machine vision without the help of sophisticated engineers. We also invest in technology that addresses the most challenging vision applications, such as our 3D vision products that solve applications where a height or volume measurement is required and our deep learning vision software that solves complex applications with unpredictable defects and deviations. We invest through internal development, as well as the acquisition of businesses and technologies. We believe that our acquisition of Sualab Co., Ltd. in the fourth quarter of 2019 will expand our deep learning technology to visual inspection tasks that replace human inspectors and make automated inspection tasks fast, easy, and cost-effective.
We continue to invest in our core markets, such as consumer electronics and automotive, where we are a leading provider of vision and ID products for factory automation, while making significant investments in the logistics market, where we see opportunity to move beyond barcode reading into vision for applications in retail distribution and ecommerce.
We reach a broad base of customers through our worldwide direct sales force that sells to large, strategic customers, as well as through our network of distributors and integrators that sell primarily to smaller customers who may be more geographically remote and may require supplemental technical support or integration assistance. We invest in emerging, high-growth regions where many manufacturers can benefit from incorporating machine vision into their production processes. This includes investment in China, where rising wages for assembly workers and a greater focus on product quality are driving assembly automation, particularly in the consumer electronics industry.
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
On October 16, 2019, Cognex acquired Sualab Co., Ltd. (Sualab), a provider of deep learning-based vision software for industrial image analysis based in Korea. The total consideration of $195 million included cash payments of $171 million upon closing and deferred payments of $24 million that may become payable on the fourth anniversary date of the closing, contingent upon continued employment of key talent. Sualab's intellectual property, engineering expertise, and market coverage are expected to increase the Company's existing deep learning capabilities. Combined with intellectual property acquired from ViDI Systems S.A. in 2017, we believe that Cognex is now a leading provider of deep learning-based industrial vision software.
Management considers business acquisitions to be an important part of our growth strategy, and although we continue to actively seek out acquisition opportunities, we are selective in choosing businesses that we believe will enhance our long-term growth rate and profitability, as well as fit within our corporate culture. We plan to continue to seek opportunities to expand our product lines, customer base, distribution network, and technical talent through acquisitions in the machine vision industry.
Products
Cognex offers a full range of machine vision systems and sensors, vision software, and industrial image-based barcode readers designed to meet customer needs at different performance and price points. Our products range from low-cost vision sensors that conduct simple presence/absence inspections, to deep learning vision software that solves complex applications with unpredictable defects and deviations. Our products also have a variety of physical forms, depending upon the user's needs. For example, customers can purchase vision software to use with their own camera and processor, or they can purchase a standalone unit that combines camera, processor, and software into a single package.
Vision Systems and Sensors
Vision systems combine camera, processor, and vision software into a single, rugged package with a simple and flexible user interface for configuring applications. General-purpose vision systems are designed to be easily programmed to perform a wide range of vision tasks including part location, identification, measurement, assembly verification, and robotic guidance. Unlike general-purpose vision systems, vision sensors deliver an easy-to-use, low-cost, reliable solution for simple pass/fail vision applications, such as checking the presence and size of parts. Cognex offers the In-Sight® product line of vision systems and sensors in a wide range of models to meet various price and performance requirements. Cognex also offers a series of 3D vision systems for use in highly demanding applications that require surface feature measurements that go beyond the capabilities of 2D vision technology.
Vision Software
Vision software provides users with the most flexibility by combining the full general-purpose library of Cognex vision tools with the cameras, frame grabbers, and peripheral equipment of their choice. Applications based upon Cognex vision software perform a wide range of vision tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Cognex VisionPro® software offers an extensive suite of patented vision tools for advanced programming, while Cognex Designer allows customers to build complete vision applications with the simplicity of a graphical, flowchart-based programming environment. Cognex deep learning vision software solves difficult applications that are too complicated and time-consuming to program and maintain with traditional machine vision rule-based algorithms.

Industrial Image-Based Barcode Readers
Cognex barcode readers quickly and reliably read codes (e.g., one-dimensional barcodes or two-dimensional data matrix codes) that have been applied to, or directly marked on, discrete items during the manufacturing process. Manufacturers of goods ranging from automotive parts, pharmaceutical items, aircraft components, and medical devices are increasingly using direct part mark (DPM) identification to ensure that the appropriate manufacturing processes are performed in the correct sequence and on the right parts. In addition, DPM is used to track parts throughout the product lifecycle, and is also used in supply chain management and repair.
Cognex bardcode readers are also used outside of the manufacturing sector to automate distribution processes in the logistics industry for applications in retail distribution and ecommerce to scan, track, and sort goods through distribution centers, and in airports to read baggage tags. Cognex offers the DataMan® product line of image-based barcode readers, which includes both hand-held and fixed-mount models, and barcode verifiers, as well as the MX Series of vision-enabled mobile terminals that allow customers to leverage the latest mobile device technology for industrial barcode reading applications.
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
As of December 31, 2019, Cognex employed 563 professionals in RD&E, many of whom are software developers. Cognex’s RD&E expenses totaled $119,427,000 in 2019, $116,445,000 in 2018, and $99,205,000 in 2017, or approximately 16%, 14%, and 13% of revenue, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future. At any point in time, we have numerous research and development projects underway.
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
Sales Channels and Support Services
Cognex sells its products through a worldwide direct sales force that focuses on the development of strategic accounts that generate or are expected to generate significant sales volume, as well as through a global network of distribution and integration partners. Our distribution partners provide sales and local support to help Cognex reach the many prospects for our products in factories around the world, and our integration partners are experts in vision and complementary technologies that can provide turnkey solutions for complex automation projects using vision.
As of December 31, 2019, Cognex’s sales force consisted of 980 professionals, and our partner network consisted of 425 authorized distributors and active integrators. Sales engineers call directly on targeted accounts, with the assistance of application engineers, and manage the activities of our distribution and integration partners within their territories in order to provide an advantageous sales model for our products. Cognex has sales and support personnel located throughout the Americas, Europe, and Asia. The majority of our sales engineers are degreed engineers.
Sales to customers based outside of the United States represented approximately 66% of total revenue in 2019 compared to approximately 71% of total revenue in 2018. In 2019, approximately 31% of our total revenue came from customers based in Europe, 16% from customers based in Greater China, 5% from customers based in Japan, and 14% from customers based in other regions outside the United States. Sales to customers based in Europe are denominated in Euros and U.S. Dollars, sales to customers based in Greater China are denominated in Yuan for sales within Mainland China and U.S. Dollars in other territories, sales to customers based in Japan are denominated in Yen, and sales to customers based in other regions are denominated in U.S. Dollars. Financial information about geographic areas may be found in Note 20 to the Consolidated Financial Statements, appearing in Part II - Item 8 of this Annual Report on Form 10-K.
Cognex’s service offerings represent less than 10% of our total revenue and include maintenance and support, consulting, and training services. Maintenance and support programs include hardware support programs that entitle customers to have failed products repaired, as well as software support programs that provide customers with application support and software updates to the latest software releases. Application support is provided by technical support personnel located at Cognex regional offices, as well as by field service engineers that provide support at the customer’s production site. We provide consulting services that range from a specific area of functionality to a completely integrated vision application or installed ID application. Training services include a variety of product courses that are available at our offices worldwide, at customer facilities, and online at www.cognex.com.
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
As of December 31, 2019, Cognex owned 686 patents issued worldwide and had another 514 patent applications pending worldwide. Cognex has used, registered, or applied to register a number of trademark registrations in the United States and in other countries. Cognex’s trademark and servicemark portfolio includes various registered marks, including, among others, Cognex®, In-Sight®, VisionPro®, and DataMan®, as well as many common-law marks.
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
Backlog
As of December 31, 2019, backlog, which includes deferred revenue, totaled $74,857,000, compared to $65,408,000 as of December 31, 2018. Backlog reflects customer purchase orders for products scheduled for shipment primarily within 120 days for customers in the logistics industry and primarily within 60 days for customers in all other industries. The level of backlog at any particular date is not necessarily indicative of future revenue. Delivery schedules may be extended and orders may be canceled at any time subject to certain cancellation penalties.

Employees
As of December 31, 2019, Cognex employed 2,267 persons, including 1,295 in sales, marketing, and service activities; 563 in research, development, and engineering; 193 in manufacturing and quality assurance; and 216 in information technology, finance, and administration. Of our 2,267 employees, 1,349 are based outside of the United States. We have not experienced any work stoppages due to labor disputes. We believe that our employee relations are good.
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
Global economic conditions may continue to deteriorate and further negatively impact our operating results.
Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world. Our revenue declined 10% in 2019 from the prior year, as industrial companies delayed and reduced spending for automation projects, including those with machine vision, amid weaker general manufacturing confidence and heightened uncertainty around global trade. As of the date of this report, these conditions persist and we have limited visibility beyond the current quarter as to the impact on our 2020 operating results. If global economic conditions were to continue to deteriorate, our revenue and our ability to generate operating profits could be further materially adversely affected.
As a result of global economic conditions, our business is subject to the following risks, among others:

•	our customers may not have sufficient cash flow or access to financing to purchase our products,

•	our customers may not pay us within agreed upon terms or may default on their payments altogether,

•	our vendors may be unable to fulfill their delivery obligations to us in a timely manner,

•	lower demand for our products may result in charges for excess and obsolete inventory if we are unable to sell inventory that is either already on hand or committed to purchase,

•	lower cash flows may result in impairment charges for acquired intangible assets or goodwill,

•	a decline in our stock price may make stock-based awards a less attractive form of compensation and a less effective form of retention for our employees, and

•	the trading price of our common stock may be volatile.
As of December 31, 2019, the Company had $845 million in cash and investments. In addition, Cognex has no long-term debt and we do not anticipate needing debt financing in the near future. We believe that our strong cash position puts us in a relatively good position to weather economic downturns. Nevertheless, our operating results have been materially adversely affected in 2019, and could continue to be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.
The loss of, or significant curtailment of purchases by, a large customer could continue to have an adverse effect on our business.
Revenue from a single customer accounted for 15% and 20% of total revenue in 2018 and 2017, respectively, but less than 10% of total revenue in 2019. The curtailment of purchases by this customer represented a significant portion of our total revenue decrease in 2019 from the prior year. Although no customer accounted for greater than 10% of our total revenue in 2019, we continue to have relatively larger customers, particularly in the consumer electronics and logistics industries. In some cases, end customers of our resellers may be large consumers of our products. Large customers may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of revenue from other customers. In addition, large customers may receive preferred pricing and a higher level of support, which may lower our gross margin percentage. Furthermore, we typically extend credit terms to large customers, resulting in significant accounts receivable balances, and in certain instances due to long supplier lead times, we may purchase inventory in advance of receipt of a customer purchase order, which exposes us to an increased risk of excess or obsolete inventory and resulting charges. The loss of, or further curtailment of purchases by, any one or more of our larger customers could have a material adverse effect on our operating results.
A continued downturn in the consumer electronics or automotive industries may further adversely affect our business.
In 2019, consumer electronics and automotive, our two largest markets that combined represented approximately half of our total revenue, both contracted simultaneously. Our business is impacted by the level of capital spending in these industries, as well as the product design cycles of our major customers in these industries. The market leaders in these industries are able to exert purchasing power over their vendors' supply chains, and our large customers in these industries may decide to purchase fewer products from Cognex or stop purchasing from Cognex altogether. As a result, our operating results could continue to be materially and adversely affected by further declining sales in these industries.
Our inability to achieve growth in revenue and profits from our logistics business may negatively impact our operating results.
We are pursuing applications to automate distribution processes in the logistics industry for applications including retail distribution and ecommerce to scan, track, and sort goods through distribution centers. Our future growth plans are dependent upon growth in this industry. Our gross margin percentage in this industry is currently lower than our average gross margin percentage, as certain sales in this industry are for application-specific customer solutions that include deployment services. Our strategy is to shift our focus as the logistics market matures from Cognex providing deployment services to utilizing partner integrators to provide these services for end users, which we believe will result in improved gross margins that will be more in line with our overall average over time. In addition, we are making significant investments in engineering and sales to further develop our logistics sales. Failure to generate revenue in this industry in the amounts anticipated may have a material adverse impact on our revenue growth and operating results.
Economic, political, and other risks associated with international sales and operations could continue to adversely affect our business and operating results.
In 2019, approximately 66% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we source components from suppliers located outside of the United States, including China, and utilize third-party contract manufacturers, primarily located in Indonesia, to assemble certain of our products. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

•	various regulatory and statutory requirements,

•	difficulties in injecting and repatriating cash,

•	export and import restrictions,

•	trade tariffs,

•	transportation delays,

•	employment regulations and local labor conditions,

•	difficulties in staffing and managing foreign sales operations,

•	instability in economic or political conditions, including potential adverse effects from Brexit,

•	public health epidemics, such as the coronavirus currently impacting China and elsewhere,

•	difficulties protecting intellectual property,

•	business systems connectivity issues, and

•	potentially adverse tax consequences.
Any of these factors could have a material adverse effect on our operating results. In 2019, trade tariffs imposed by the United States on certain components imported from Chinese suppliers resulted in higher costs for our products. To date, these cost increases have been immaterial to our total cost of goods sold and primarily relate to components sourced in China for new products that we build in the United States in their infancy before they are moved to our contract manufacturer in Indonesia; however, cost increases as a result of trade tariffs could become material in the future.
Trade tariffs have also had an indirect impact on the economic climate in China, which in turn, has had a negative impact on the Company's revenue from customers based in China. Further escalations of trade conflicts between the United States and China, or other countries where Cognex has operations, such as countries in Europe, may have a further adverse effect on our revenue. In addition to trade tariffs, United States export controls that place restrictions on the exportation of our products or a subset of our products, including, without limitation, any applicable regulations promulgated by the U.S. Commerce Department’s Bureau of Industry and Security, have had a negative impact on our revenue from customers based in China. To date, the impact of these restrictions has been immaterial to our total revenue; however, further or continued restrictions could have a material adverse effect on our operating results in the future.
In addition, the coronavirus outbreak originating from China at the beginning of 2020 has resulted in extended shutdown of certain businesses in the region and disruptions to the supply chain. Health concerns in China or other countries in which we or our customers operate could result in social, economic, and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operation and financial condition.
Finally, we are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar anti-corruption and anti-kickback laws in the jurisdictions in which we operate. These laws generally prohibit offering, promising, giving, or authorizing others to provide anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. Particularly as a result of our global operations, including in developing countries, and our growing international sales force, our relationships with our customers and resellers could expose us to liability under these laws. Violations of anti-corruption laws may result in severe civil and criminal penalties for noncompliance. Even an unsuccessful challenge or investigation into our practices is costly to defend, and could cause adverse publicity, and thus could have a material adverse effect on our business, financial condition, or operating results.
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
Our foreign currency hedging program may include foreign currency cash flow hedges that protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These derivatives are designated for hedge accounting, and therefore, the effective portion of the forward contract's gain or loss is reported in shareholders' equity as other comprehensive income (loss) and is reclassified into current operations as the hedged transaction impacts current operations. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current operations immediately as opposed to when the hedged transaction impacts current operations, which may result in material foreign currency gains or losses.
The success of our foreign currency risk management program depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. In addition, our failure to identify new exposures and hedge them in an effective manner may result in material foreign currency gains or losses. Furthermore, our ability to hedge the Chinese Yuan is limited, which has resulted in unhedged exposures. To date, foreign currency gains and losses related to the Chinese Yuan have been immaterial to our total results; however, further fluctuations in this currency may result in material foreign currency gains or losses in the future.

A significant portion of our revenues and expenses are denominated in the Euro, the Chinese Yuan, and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro and U.S. Dollar in Europe, the Yuan in Mainland China, the Yen in Japan, and the U.S. Dollar in other regions. We estimate that approximately 44% of our sales in 2019 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Information security breaches or business system disruptions may adversely affect our business.
We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by hacking, malicious software, or acts of vandalism or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in theft of our intellectual property, including software source code, a misappropriation of our cash or other assets, an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation or regulatory penalties, any of which could harm our business and operating results. We have experienced cybersecurity incidents in the past that have included malware, viruses, phishing attacks, and intrusion attempts to Cognex’s internet-facing systems. To date, these incidents have not had a material impact on our operations or financial results; however, future cybersecurity incidents could have a material adverse effect on our business, financial condition, or operating results.
In 2018, we placed into service a new Enterprise Resource Planning (ERP) system, which is the management information system that integrates our manufacturing, order fulfillment, and financial activities. Disruptions with our management information systems may cause significant business disruption, including our ability to process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with our ERP system, or any of our other management information systems, may have a material adverse effect on our operating results.
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
We have historically used stock options as a key component of our employee compensation program in order to align employee interests with the interests of our shareholders, provide competitive compensation packages, and encourage employee retention. While we currently intend to continue to grant stock options as a key component of our compensation program for our senior management team, we are shifting away from granting stock options to granting restricted stock units (RSUs) as a retention tool for key employees below the senior management level. Our stock price volatility may cause periods of time during which option exercise prices might be less than the sale price of our common stock, which may lessen such options' retentive attributes, and therefore, we believe that RSUs may be a more effective retention tool for employees below the senior management level. We are limited as to the number of stock options and RSUs that we may grant under our stock plans, and we are unsure how effective different stock-based awards with different vesting schedules will be to retain key talent. Accordingly, we may find it difficult to attract, retain, and motivate employees, and any such difficulties could materially adversely affect our business.
If we fail to effectively manage our growth, our business and operating results could suffer.
To help support our growth plans, our headcount increased from 2,114 employees as of December 31, 2018 to 2,267 employees as of December 31, 2019, with 90 employees added as a result of the acquisition of Sualab Co., Ltd. in the fourth quarter of 2019. Although the remaining additions represent a net headcount increase of 63 persons, the number of new employees that we hired and trained was higher due to workforce attrition. In addition, we currently utilize a large number of third-party contractors to provide on-site technical support and installation services.
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
Additionally, the growth and expansion of our business and product offerings place significant demand on our employees and, in particular, our management team. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively impact our customers’ experience. Effective management information systems, including our Enterprise Resource Planning (ERP) system placed into service in 2018, and strong internal controls are also necessary to support our growth. If we are unable to manage the growth of our organization and business effectively, our operating results may be materially and adversely affected.
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
We are subject to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act that obligates companies to inquire into the origin of conflict minerals in their supply chains. We work with our supply chain partners to take reasonable steps to assure conflict minerals are not sourced by Cognex or our supply chain partners. These steps may include purchasing supply from alternative vendors. If we are unable to secure adequate supply from alternative vendors, we may have to redesign our products, which may lead to a delay in manufacturing and a possible loss of sales. Although we are taking certain actions to mitigate supply risk, an interruption in, termination of, or material change in the purchase terms of any key components could have a material adverse effect on our operating results.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological changes, we frequently introduce new products with improved ease-of-use, improved hardware performance, additional software features and functionality, or lower cost that may replace existing products. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product.
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
If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and material repair or replacement costs. Our release-to-market process may not be robust enough to detect significant design flaws or software bugs. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, these actions may not be sufficient to avoid a product failure rate that results in:

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
Product development is often a complex, time-consuming, and costly process involving significant investment in research and development with no assurance of return on investment. Our strong balance sheet allows us to continue to make significant investments in research, development, and marketing for new products and technologies. Research is by its nature speculative and the ultimate commercial success of a product depends upon various factors, many of which are not under our control. We may not achieve significant revenue from new product investments for a number of years, if at all. Moreover, new products, if introduced, may not generate the gross margins that we have experienced historically.
Our failure to properly manage the distribution of our products and services could result in the loss of revenues and profits.
We utilize a direct sales force, as well as a network of distribution and integration partners, to sell our products and services. Successfully managing the interaction of our direct and indirect sales channels to reach various potential customers for our products and services is a complex process. In addition, our reliance upon indirect selling methods may reduce visibility to demand and pricing issues. Each sales channel has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the sales model for our products and services could adversely affect our revenue and profitability.
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
From time to time, we may be subject to various claims and lawsuits by competitors, shareholders, customers, distributors, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement, or claims and lawsuits instituted by us to protect our intellectual property and confidential information or for other reasons. We may be a party to actions that are described in the section captioned “Legal Proceedings,” appearing in Part I - Item 3 of this Annual Report on Form 10-K. These matters can be time consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.
Increased competition may result in decreased demand or prices for our products and services.
The machine vision market is highly fragmented and competitive. Our competitors include other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. We may also compete with internal engineering departments of current or prospective customers, as well as open source tools available for free by various companies. Any of these competitors may have greater financial and other resources than we do. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could have a material adverse effect on our gross margins and operating results. We refer you to the section captioned “Competition,” appearing in Part I - Item 1 of this Annual Report on Form 10-K for further information regarding the competition that we face.
Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenue or profitability and result in the impairment of acquired intangible assets.
On October 16, 2019, we completed our largest acquisition to date when we acquired Sualab Co., Ltd., a provider of deep learning-based vision software based in Korea. The total consideration of approximately $195 million included cash payments of approximately $171 million paid at closing and deferred payments of approximately $24 million payable on the fourth anniversary date of the closing, contingent upon the continued employment of key talent.
Our business may be negatively impacted by risks related to this acquisition, as well as other smaller acquisitions we have completed in the past few years, and future acquisitions that we may make. These risks include, among others:

•	the diversion of management's attention from other operational matters,

•	difficulties or delays integrating personnel, operations, technologies, products, and systems of the acquired business, particularly in remote locations,

•	the inability to realize expected synergies or other benefits resulting from the acquisition,

•	the failure to retain key talent,

•	the impairment of acquired intangible assets resulting from lower-than-expected cash flows from the acquired assets,

•	the inability to protect and secure acquired intellectual property or confidential information,

•	difficulties or delays completing the development of acquired in-process technology,

•	the failure to retain key customers, and

•	the failure to achieve projected sales of acquired products.
Acquisitions are inherently risky and the inability to effectively manage these risks could have a material adverse effect on our operating results.

We are at risk for impairment charges with respect to our investments or for acquired intangible assets or goodwill, which could have a material adverse effect on our results of operations.
As of December 31, 2019, our investment portfolio of debt securities totaled $669,594,000. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2019, our portfolio of debt securities had a net unrealized gain of $2,351,000. Included in this net gain were gross unrealized losses totaling $65,000, of which $39,000 were in a loss position for less than twelve months and $26,000 were in a loss position for greater than twelve months. As of December 31, 2019, these unrealized losses were determined to be temporary. However, if conditions change and future unrealized losses were determined to be other-than-temporary, we would be required to record an impairment charge.
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
As of December 31, 2019, we had $243 million in acquired goodwill. The fair value of goodwill is susceptible to changes in the fair value of the reporting segment in which the goodwill resides, and therefore, a decline in our market capitalization or cash flows relative to our net book value may result in future impairment charges.
As of December 31, 2019, we had $39 million in acquired intangible assets, consisting primarily of acquired technologies and customer relationships. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of these assets, which may be negatively impacted by economic trends. A decline in the cash flows generated by these assets may result in future impairment charges.
If we determine that any of these investments, goodwill, or intangible assets is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.
We may have additional tax liabilities, which could adversely affect our operating results and financial condition.
We are subject to taxes in the United States, as well as in numerous foreign jurisdictions, including income taxes, indirect taxes such as value-added taxes (VAT), and payroll-related taxes and withholding obligations. Significant judgment is required in determining our worldwide provision for income and other taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and may be assessed additional taxes, penalties, fees or interest, which could have an adverse effect on our financial position, liquidity, or results of operation.
In the fourth quarter of 2019, we made changes to our international tax structure as a result of tax reform legislation enacted by the European Union. In addition, in connection with the acquisition of Sualab Co., Ltd., we migrated acquired intellectual property to certain subsidiaries in order to align with our corporate tax structure. The Company has made certain judgments and estimates in connection with these transactions, which have impacted the amount and timing of current and deferred tax expense in 2019 and in future years.
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

In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters that is occupied by employees primarily in sales, marketing, service, logistics, finance, and information technology functions.
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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A: INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2019:

Name	Age	Title
Robert J. Shillman	73	Chairman of the Board of Directors and Chief Culture Officer
Robert J. Willett	52	President and Chief Executive Officer
Laura A. MacDonald	51	Vice President and Corporate Controller
Sheila M. DiPalma	53	Senior Vice President of Employee Services
Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.
Dr. Shillman and Mr. Willett have been employed by Cognex in their current positions for no less than the past five years.
Ms. MacDonald joined Cognex in 1994. She has served for more than 25 years in a series of increasingly responsible roles in the finance function, and has served as the Company's Vice President and Corporate Controller since 2007. Prior to joining Cognex, Ms. MacDonald was a member of the audit firm PricewaterhouseCoopers, where she practiced as a Certified Public Accountant. She holds a Bachelor of Science degree in Accounting from Providence College and a Master of Business Administration from Babson College.
Ms. DiPalma joined Cognex in 1992. She has served for more than 25 years in a series of increasingly responsible roles in the finance function, including six years as Cognex Treasurer, before transitioning to Employee Services in 2016. Prior to joining Cognex, Ms. DiPalma was a member of the audit firm PricewaterhouseCoopers. She holds a Bachelor of Science degree in Accounting from Boston College, a Master of Science degree in Taxation from Bentley College, and is a Certified Public Accountant.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 26, 2020, there were approximately 650 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.

In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of December 31, 2019, the Company repurchased 1,601,000 shares at a cost of $70,312,000 under this program, including 1,398,000 shares at a cost of $61,690,000 during 2019, leaving a remaining balance of $129,688,000. The Company may repurchase shares under this program in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements.
The following table sets forth information with respect to purchases by the Company of shares of its common stock during each fiscal month of the fourth quarter of 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 - October 27, 2019	—	$—	—	$129,688,000
October 28 - November 24, 2019	—	—	—	129,688,000
November 25 - December 31, 2019	—	—	—	129,688,000
Total	—	$—	—	$129,688,000

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

*$100 invested on 12/31/2014 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
	12/14	12/15	12/16	12/17	12/18	12/19
Cognex Corporation	100.00	82.15	155.73	300.42	190.68	277.52
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Stocks	100.00	100.11	103.09	153.38	144.64	195.94
(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt,Opt, Measuring, and Controlling Instrument

ITEM 6:  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$725,625	$806,338	$766,083	$529,515	$470,991
Cost of revenue (1)	189,754	206,052	187,289	131,070	123,085
Gross margin	535,871	600,286	578,794	398,445	347,906
Research, development, and engineering expenses (1)	119,427	116,445	99,205	78,269	69,791
Selling, general, and administrative expenses (1)	273,842	262,699	220,728	166,110	156,674
Operating income	142,602	221,142	258,861	154,066	121,441
Non-operating income	20,392	13,432	7,603	8,011	5,441
Income from continuing operations before income tax expense	162,994	234,574	266,464	162,077	126,882
Income tax expense (benefit) on continuing operations	(40,871)	15,307	89,752	18,128	19,288
Net income from continuing operations	203,865	219,267	176,712	143,949	107,594
Net income (loss) from discontinued operations (1)	—	—	—	(255)	79,410
Net income	$203,865	$219,267	$176,712	$143,694	$187,004

Basic earnings per weighted-average common and common-equivalent share (2):
Net income from continuing operations	$1.19	$1.27	$1.02	$0.84	$0.62
Net income (loss) from discontinued operations	$—	$—	$—	$—	$0.46
Net income	$1.19	$1.27	$1.02	$0.84	$1.08

Diluted earnings per weighted-average common and common-equivalent share (2):
Net income from continuing operations	$1.16	$1.24	$0.98	$0.83	$0.61
Net income (loss) from discontinued operations	$—	$—	$—	$—	$0.45
Net income	$1.16	$1.24	$0.98	$0.83	$1.06

Weighted-average common and common-equivalent shares outstanding (2):
Basic	171,194	172,333	173,287	170,676	172,592
Diluted	175,269	177,406	179,551	174,144	175,982

Cash dividends per common share (2)	$0.2050	$0.1850	$0.1675	$0.1475	$0.1050

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,504	$2,447	$1,881	$1,052	$1,515
Research, development, and engineering	15,748	14,578	11,022	6,271	5,194
Selling, general, and administrative	28,337	24,065	19,039	13,235	13,032
Discontinued operations	—	—	—	—	1,533
Total stock-based compensation expense	$45,589	$41,090	$31,942	$20,558	$21,274

(2) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in 2017.
	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Working capital	$486,754	$688,969	$517,356	$461,357	$397,470
Total assets	1,885,935	1,289,667	1,287,753	1,038,361	877,421
Shareholders’ equity	1,355,710	1,135,263	1,095,673	963,385	832,331

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, customer order rates and timing of related revenue, expected areas of growth, emerging markets, future product mix, research and development activities, investments, strategic plans, expected benefits from acquisitions, dividends, stock repurchases, and tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) current and future conditions in the global economy, including the imposition of tariffs or export controls and the impact of the coronavirus outbreak; (2) the loss of, or curtailment of purchases by, a large customer; (3) the reliance on revenue from the consumer electronics or automotive industries; (4) the inability to penetrate the logistics industry and other new markets; (5) the inability to achieve significant international revenue; (6) fluctuations in foreign currency exchange rates and the use of derivative instruments; (7) information security breaches or business system disruptions; (8) the inability to attract and retain skilled employees; (9) the failure to effectively manage our growth; (10) the reliance upon key suppliers to manufacture and deliver critical components for our products; (11) the failure to effectively manage product transitions or accurately forecast customer demand; (12) the inability to design and manufacture high-quality products; (13) the technological obsolescence of current products and the inability to develop new products; (14) the failure to properly manage the distribution of products and services; (15) the inability to protect our proprietary technology and intellectual property; (16) our involvement in time-consuming and costly litigation; (17) the impact of competitive pressures; (18) the challenges in integrating and achieving expected results from acquired businesses, including the recent acquisition of Sualab; (19) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (20) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
EXECUTIVE OVERVIEW
Cognex Corporation is a leading worldwide provider of machine vision products that capture and analyze visual information in order to automate manufacturing and distribution tasks where vision is required. In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
Cognex machine vision is used to automate manufacturing and distribution processes in a variety of industries, where the technology is widely recognized as an important component of automated production and quality assurance. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, Cognex products are used by a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, pharmaceuticals, and medical devices. Cognex products are also used to automate distribution processes in the logistics industry, including for applications in retail distribution and ecommerce to scan, track, and sort goods through distribution centers.
Revenue for the year ended December 31, 2019 totaled $725,625,000, representing a decrease of 10% from 2018 driven by significantly lower revenue in the consumer electronics industry related to smartphone manufacturing. Gross margin as a percentage of revenue was 74% for both years. Operating expenses increased by 4% over 2018, as the impact of additional headcount to support our future growth plans was offset by lower expenses related to incentive compensation plans. As a result of the lower revenue level and continued investments, operating income was 20% of revenue in 2019 compared to 27% of revenue in 2018. A higher level of discrete tax benefits in 2019 related to tax structure changes resulted in net income of 28% of revenue in 2019 compared to 27% of revenue in 2018. Net income per diluted share was $1.16 in 2019 compared to $1.24 in 2018.

The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	26	26	24
Gross margin	74	74	76
Research, development, and engineering expenses	16	14	13
Selling, general, and administrative expenses	38	33	29
Operating income	20	27	34
Non-operating income	3	2	1
Income before income tax expense	23	29	35
Income tax expense (benefit)	(5)	2	12
Net income	28%	27%	23%
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
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue
Revenue for the year ended December 31, 2019 was $725,625,000 compared to $806,338,000 for the prior year, representing a decrease of $80,713,000, or 10%. Changes in foreign currency exchange rates accounted for approximately 2% of the revenue decrease from 2018 to 2019, primarily related to the translation of Euro-denominated and Chinese Yuan-denominated revenue to U.S. Dollars.
In 2019, industrial companies delayed and reduced spending for automation projects, including those with machine vision, amid weaker general manufacturing confidence and heightened uncertainty around global trade. This decrease in capital spending, along with the decision by certain of our larger customers to retrofit existing equipment rather than invest in new production lines or facilities, contributed to the decrease in revenue from the prior year.
The impact to our business was most significant in our two largest markets, consumer electronics and automotive, which together represent approximately half of our total revenue. Consumer electronics revenue was approximately 30% lower than the prior year, with the majority of this decrease related to smartphone manufacturing, while automotive revenue was approximately 10% lower than the prior year.
These decreases were only partially offset by higher revenue in the logistics industry, which increased by approximately 15% from the prior year. This growth rate was slower than 2018 due to a major customer delaying deliveries for new facilities until mid-2020 after building adequate capacity for 2019 by upgrading existing facilities. Excluding revenue from this major customer, logistics revenue increased by approximately 50% from the prior year. We expect this customer to grow at a lower rate than our total logistics business in 2020.
From a geographic perspective, revenue from customers based in the Americas increased by 5% driven by higher sales in the logistics industry, partially offset by lower sales in the automotive industry. Revenue from customers based in Europe decreased by 27% driven by lower sales in the consumer electronics industry, and to a lesser extent, the automotive industry. Revenue from customers based in Greater China decreased by 7% across a variety of industries. The decline would have been larger in Greater China, and less extreme in Europe, if not for procurement changes made by certain consumer electronics customers, shifting their purchases to China from Europe. Revenue from customers based in other regions in Asia were relatively flat.

As of the date of this report, we expect revenue for the first quarter of 2020 to be lower than the fourth quarter of 2019 due to continued weakness in the automotive industry and the estimated impact of the recent coronavirus outbreak on our business. This decrease is expected to be partially offset by higher sales to customers in the logistics industry from the prior quarter.
Gross Margin
Gross margin as a percentage of revenue was 74% for both years. The unfavorable absorption of manufacturing overhead costs over the lower level of revenue was offset by favorable product mix.
As of the date of this report, we expect gross margin as a percentage of revenue for the first quarter of 2020 to be relatively consistent with the gross margin reported in the fourth quarter of 2019.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses in 2019 increased by $2,982,000, or 3%, from the prior year as detailed in the table below (in thousands).

RD&E expenses in 2018	$116,445
Personnel-related costs	5,782
Incentive compensation plans	(3,852)
Other	1,052
RD&E expenses in 2019	$119,427
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support new product initiatives, of which $1,013,000 related to a new team of deep learning engineers from the Company's acquisition of Sualab Co., Ltd. on October 16, 2019. The consideration from this acquisition included deferred payments that are being recorded as compensation expense over four years from the closing date, which accounted for an additional $1,092,000 of the increase in personnel-related costs. These increases were partially offset by lower expenses related to incentive compensation plans resulting from lower levels of achievement on performance plans that were set at the beginning of the year. These annual incentive compensation plans will be reset with relevant performance goals for 2020, which would result in higher expense if the targeted achievements are met.
RD&E expenses as a percentage of revenue were 16% in 2019 compared to 14% in 2018. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and currently intend to continue our product development plans during periods of lower revenue levels, which would result in a higher level of RD&E expenses as a percentage of revenue in the first quarter of 2020 than the 16% in 2019.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses in 2019 increased by $11,143,000, or 4%, from the prior year as detailed in the table below (in thousands).

SG&A expenses in 2018	$262,699
Personnel-related costs	23,811
Incentive compensation plans	(8,742)
Foreign currency exchange rate changes	(5,085)
ERP project costs	(4,967)
Other	6,126
SG&A expenses in 2019	$273,842
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions, principally sales personnel. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. These increases were partially offset by lower expenses related to incentive compensation plans resulting from lower levels of achievement on performance plans that were set at the beginning of the year. These annual incentive compensation plans will be reset with relevant performance goals for 2020, which would result in higher expense if the targeted achievements are met. Changes in foreign currency exchange rates also resulted in a lower level of expenses, as costs denominated in foreign currencies were translated to U.S. Dollars at a lower rate. Expenses were also lower due to project costs incurred in 2018 related to the Company's new Enterprise Resource Planning (ERP) system. This system was placed into service during the third quarter of 2018, and therefore, similar costs were not incurred in 2019.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $509,000 in 2019 and $1,064,000 in 2018. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income increased by $4,974,000 or 34%, from the prior year. The increase was due to higher yields on the Company's portfolio of debt securities, and to a lesser extent, higher average investment balances.
The Company recorded other income of $1,212,000 in 2019 and other expense of $219,000 in 2018. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions. A higher level of fair value adjustments to income was recorded in 2019 related to the Company's acquisition of GVi Ventures, Inc., resulting from a lower level of revenue in the Americas' automotive industry.
Income Tax Expense
The Company’s effective tax rate was a benefit of 25% of pre-tax income in 2019 compared to an expense of 7% in 2018.
The European Union has enacted a series of tax reform legislation over the past few years regarding low tax structures. The Company made changes to its international tax structure in the fourth quarter of 2019 as a result of this legislation, and as a result, recorded a net discrete tax benefit of $87,500,000. Management expects its current effective tax rate excluding discrete events to increase slightly in future years as a result of this change.
On October 16, 2019, the Company acquired Sualab Co., Ltd., a provider of deep learning-based vision software based in Korea. The Company migrated acquired intellectual property to certain subsidiaries in the fourth quarter of 2019, and as a result, recorded a discrete tax expense of $28,528,000.
In addition, the effective tax rate included a decrease in tax expense of $6,472,000 in 2019 and $8,488,000 in 2018 related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Other discrete tax events included a net decrease in tax expense of $1,932,000 in 2019 and $1,847,000 in 2018, consisting primarily of the expiration of the statutes of limitations for certain reserves for income tax uncertainties and the final true-up of the prior year's tax accrual upon filing the related tax returns.
Excluding the impact of these discrete events, the Company’s effective tax rate was an expense of 16% of pre-tax income in 2019. This represents an increase in the effective tax rate excluding discrete events from 14% in 2018 due to more of the Company's profits being earned and taxed in higher tax jurisdictions.
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
Revenue from customers based in the Americas increased by 24% in 2018 from the prior year driven by strong sales in the logistics industry. Revenue from customers based in Greater China increased by 14% in 2018 from 2017, although this business was relatively flat in the fourth quarter of 2018 over the fourth quarter of 2017. Revenue from customers based in Europe decreased by 5% and revenue from customers based in other Asia regions decreased by 8% in 2018 from the prior year. Revenue for both the Europe and Asia regions outside of Greater China was impacted by the lower sales in the consumer electronics industry noted above.

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
The Tax Act subjects unrepatriated foreign earnings to a one-time transition tax, regardless of the Company's financial statement assertion related to indefinite reinvestment or whether the Company ultimately repatriates any of the foreign earnings, for which the Company recorded estimated tax expense of $101,379,000 in 2017. In 2018, the Company revised its estimate of the one-time transition tax and recorded a decrease in tax expense of $11,028,000, which resulted in a revised estimate for the one-time transition tax of $90,351,000.
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
Other Discrete Tax Events
The effective tax rate also included a decrease in tax expense of $8,488,000 in 2018 and $38,569,000 in 2017 from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises.
In 2018, tax expense included a provision for state income taxes of $620,000 from a change in management's financial statement assertion related to the indefinite reinvestment of foreign earnings. Management has determined that earnings from its legal entity in China will remain indefinitely reinvested to provide local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested, resulting in the additional state income tax provision.
Other discrete tax events resulted in a net decrease in tax expense of $2,467,000 in 2018 and $2,502,000 in 2017, consisting primarily of the final true-up of the prior year's tax accrual upon filing the related tax returns and the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete tax events, the Company's effective tax rate was 14% in 2018.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $845,353,000 as of December 31, 2019. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements in 2019 were primarily met with positive cash flows from operations and the proceeds from stock option exercises. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, the acquisition of Sualab Co., Ltd., and capital expenditures. Capital expenditures in 2019 totaled $21,745,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and various leased facilities.

The following table summarizes the Company’s material contractual obligations, both fixed and contingent (in thousands):

Year Ended December 31,	Inventory Purchase Commitments	Leases	Total
2020	$7,707	$6,565	$14,272
2021	—	5,558	5,558
2022	—	3,822	3,822
2023	—	3,000	3,000
2024	—	927	927
Thereafter	—	310	310
	$7,707	$20,182	$27,889

In addition to the obligations described above, the following items may also result in future material uses of cash:
Stock Repurchases
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of December 31, 2019, the Company repurchased 1,601,000 shares at a cost of $70,312,000 under this program, including 1,398,000 shares at a cost of $61,690,000 in 2019. The Company may repurchase shares under this program in future periods, up to the remaining balance of $129,688,000, depending on a variety of factors, including, among other things, the impact of dilution from employee stock options, stock price, share availability, and cash requirements.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.050 per share in the first, second, and third quarters of 2019. The dividend was increased to $0.055 per share in the fourth quarter of 2019. Total dividends amounted to $35,124,000 in 2019. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
Business Acquisitions
On October 16, 2019, the Company acquired Sualab Co., Ltd. for cash payments of $170,602,000 upon closing and deferred payments of $24,040,000 that may become payable on the fourth anniversary date of the closing, contingent upon the continued employment of key talent.
Certain of the Company's business acquisitions that closed in 2017 and 2016 have contractual obligations for deferred cash payments, contingent cash payments tied to performance, and special incentive cash payments tied to employment, none of which are material individually or in the aggregate to the Company's cash flows.
Income Taxes
In conjunction with the acquisition of Sualab, the Company migrated acquired intellectual property to certain subsidiaries in the fourth quarter of 2019, which is expected to result in a foreign tax payment of approximately $30,000,000 in early 2020.
The Tax Act subjected unrepatriated foreign earnings to a one-time transition tax, which is expected to result in tax payments of $51,113,000 starting in 2021 through 2025.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of December 31, 2019, the Company had $845,353,000 in cash and investments. In addition, the Company has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to anticipated longer-term liquidity needs.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, the Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Investments
As of December 31, 2019, the Company’s investment portfolio of debt securities totaled $669,594,000. The debt securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2019, the Company’s portfolio of debt securities had a net unrealized gain of $2,351,000. Included in this net gain were gross unrealized losses totaling $65,000 of which $39,000 were in a loss position for less than twelve months and $26,000 were in a loss position for greater than twelve months.
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
Management monitors the carrying value of its debt securities compared to their fair value to determine whether an other-than-temporary impairment has occurred. In considering whether a decline in fair value is other-than-temporary, we consider many factors, both qualitative and quantitative in nature, including the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our ability and intent to hold the security to expected recovery of value, and other meaningful information. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded in current operations to reduce the carrying value of the investment to its fair value. There were no other-than-temporary impairments of investments in 2019, 2018, or 2017.
Accounts Receivable
The Company maintains reserves against its accounts receivable for potential credit losses. Ongoing credit evaluations of customers are performed and the Company has historically not experienced significant losses related to the collection of its accounts receivable. Allowances for specific accounts determined to be at risk for collection are estimated by management taking into account the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, as well as various other factors. Global economic uncertainty may result in longer payment cycles and challenges in collecting accounts receivable balances, which make these estimates more judgmental. An adverse change in any of these factors could result in higher than expected customer defaults and may result in the need for additional bad debt provisions. As of December 31, 2019, the Company’s reserve against accounts receivable was $1,821,000, or 2% of the gross accounts receivable balance. A 10% difference in the reserve against accounts receivable as of December 31, 2019 would have affected net income by approximately $153,000.
Inventories
Inventories are stated at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less readily predictable costs of completion, disposal, and transportation. Management estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand to take advantage of favorable pricing or address concerns about the availability of future supplies and long lead times. As of December 31, 2019, the Company’s reserve for excess and obsolete inventory totaled $7,066,000, or 10% of the gross inventory balance. A 10% difference in inventory reserves as of December 31, 2019 would have affected net income by approximately $595,000.
Leases
The Company accounts for leases in accordance with Accounting Standard Codification (ASC) 842, "Leases." The core principle of ASC 842 is that a lessee should recognize on the balance sheet the assets and liabilities that arise from leases. The application of this rule requires the Company to determine whether a contract is or contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.
The Company must also determine whether the lease meets the criteria for classification as a finance lease by assessing whether the lease transfers ownership of the underlying asset to the Company by the end of the lease term, the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise, the lease term is for the major part of the remaining economic life of the underlying asset, the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset, and the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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
If an event or circumstance indicates the carrying value of long-lived assets may not be recoverable, the Company assesses the recoverability of the assets by comparing the carrying value of the assets to the sum of the undiscounted future cash flows that the assets are expected to generate over their remaining economic lives. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the long-lived assets to the carrying value and records an impairment loss for the difference. The Company generally estimates the fair value of its long-lived assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. In 2017, the Company determined that the carrying value of the customer relationships arising from the acquisition of AQSense S.L. was impaired and reduced this value to zero, resulting in an impairment charge of $469,000. The Company did not record an impairment charge related to long-lived assets in 2019 or 2018. Actual future operating results and the remaining economic lives of our long-lived assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of long-lived assets in future periods.
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
Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, changes in the composition or carrying amount of net assets, and market capitalization. Based on the qualitative assessment, management does not believe that it is more likely than not that the carrying value of its reporting unit exceeds its fair value. No impairment losses were recorded in 2019, 2018, or 2017.
Warranty Obligations
The Company records the estimated cost of fulfilling product warranties at the time of sale based upon historical costs to fulfill claims. Obligations may also be recorded subsequent to the time of sale whenever specific events or circumstances impacting product quality become known that would not have been taken into account using historical data. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and third-party contract manufacturers, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. An adverse change in any of these factors may result in the need for additional warranty provisions. As of December 31, 2019, the Company’s accrued warranty obligations amounted to $4,713,000. A 10% difference in accrued warranty obligations as of December 31, 2019 would have affected net income by approximately $397,000.
Contingencies
Estimated losses from contingencies are accrued by management based upon whether a loss is probable and whether management has the ability to reasonably estimate the amount of the loss. Estimating potential losses, or even a range of losses, is difficult and involves a great deal of judgment. Management relies primarily on assessments made by its internal and external legal counsel to make the determination as to whether a loss contingency arising from litigation should be recorded or disclosed. This analysis is performed each reporting period or when facts and circumstances dictate. Should the resolution of a contingency result in a loss that we did not accrue because management did not believe that the loss was probable or capable of being reasonably estimated, then this loss would result in a charge to income in the period the contingency was resolved. The Company did not have any significant accrued contingencies as of December 31, 2019.
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
The Company may enter into two types of hedges to manage foreign currency exchange rate risk. The first are economic hedges which utilize foreign currency forward contracts to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as effective hedges, and therefore, do not qualify for effective hedge accounting. The second are cash flow hedges which utilize foreign currency forward contracts to protect our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These cash flow hedges are designated for hedge accounting, and therefore, the effective portion of the forward contract's gain or loss is reported in shareholders' equity as other comprehensive income (loss) and is reclassified into current operations as the hedged transaction impacts current operations. Should these hedges fail to qualify for hedge accounting or be ineffective, the gain or loss on the forward contract would be reported in current operations immediately as opposed to when the hedged transaction impacts current operations. This may result in material foreign currency gains or losses.
Stock-Based Compensation
Compensation expense is recognized for all grants of stock options and restricted stock units. Determining the appropriate valuation model and estimating the fair values of these grants requires the input of subjective assumptions, including expected stock price volatility, dividend yields, expected term, and forfeiture rates. The expected volatility assumption is based partially upon the historical volatility of the Company’s common stock, which may or may not be a true indicator of future volatility. The assumptions used in calculating the fair values of stock option grants represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be significantly different from what the Company recorded in the current period.

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
The Tax Act imposed a minimum tax on foreign earnings related to intangible assets, known as the Global Intangible Low-Taxed Income (GILTI) tax. In the fourth quarter of 2019, the Company elected to account for the impact of the GILTI minimum tax in deferred taxes, a change from the Company’s initial election made in the third quarter of 2018 whereby the GILTI minimum tax was included in income tax expense as incurred on an annual basis. Management has determined that this change is considered preferable, based upon the conclusion that it appropriately matches the Company’s current and deferred income tax implications related to the change in tax structure noted below.
In the fourth quarter of 2019, the Company made changes to its international tax structure as a result of tax reform legislation enacted by the European Union that resulted in an intercompany sale of intellectual property based upon the fair value of this intellectual property. Also in the fourth quarter of 2019, in connection with the acquisition of Sualab Co. Ltd., the Company migrated acquired intellectual property to certain subsidiaries to align with its corporate tax structure. Significant judgment was required to estimate the fair value of the migrated intellectual property, including management estimates related to forecasted future cash flows and discount rates.
Business Acquisitions
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
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company may enter into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company's foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. The Company did not have any cash flow hedges as of December 31, 2019 and 2018.
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2019				December 31, 2018
Currency	Notional Value	USD Equivalent	High Rate	Low Rate	Notional Value	USD Equivalent	High Rate	Low Rate

Derivatives Not Designated as Hedging Instruments:
Korean Won	161,951,500	$139,688	1,155	1,155	3,125,000	$2,808	1,113	1,113
Euro	18,000	20,249	0.8917	0.8917	23,000	26,330	0.8735	0.8735
Japanese Yen	575,000	5,291	108.70	108.70	380,000	3,459	109.86	109.86
Mexican Peso	80,000	4,223	18.94	18.94	—	—	—	—
British Pound	2,700	3,569	0.7541	0.7541	2,500	3,204	0.7803	0.7803
Hungarian Forint	870,000	2,962	295.3	295.3	750,000	2,685	279.3	279.3
Taiwanese Dollar	37,450	1,256	29.91	29.91	55,000	1,807	30.43	30.43
Canadian Dollar	1,300	1,000	1.2989	1.2989	990	726	1.3639	1.3639
Singapore Dollar	845	628	1.3461	1.3461	700	514	1.3628	1.3628
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
The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our revenues and expenses are denominated in the Euro, the Chinese Yuan, and the Japanese Yen. Our predominant currency of sale is the U.S. Dollar in the Americas, the Euro and U.S. Dollar in Europe, the Yuan in Mainland China, the Yen in Japan, and the U.S. Dollar in other regions. We estimate that approximately 44% of our sales in 2019 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Interest Rate Risk
The Company’s investment portfolio of debt securities includes corporate bonds, treasury bills, asset-backed securities, sovereign bonds, agency bonds, and municipal bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2019, the fair value of the Company’s portfolio of debt securities amounted to $669,594,000 with amortized cost amounts totaling $667,243,000, maturities that do not exceed five years, and a yield to maturity of 2.2%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.
The Company’s investment policy allows investment in debt securities with effective maturities up to ten years, however as of December 31, 2019, 99% of the investment portfolio has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2019, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.
The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Treasury bills	$312,063	$310,656	$309,248	$307,841	$306,434
Corporate bonds	214,029	213,064	212,098	211,134	210,169
Asset-backed securities	114,111	113,596	113,083	112,567	112,053
Sovereign bonds	22,502	22,400	22,299	22,197	22,096
Municipal bonds	7,015	6,984	6,952	6,921	6,889
Agency bonds	5,967	5,941	5,914	5,887	5,860
	$675,687	$672,641	$669,594	$666,547	$663,501

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cognex Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2020 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue recognition - Application-Specific Customer Solutions
As described further in Notes 1 and 14 to the consolidated financial statements, the Company recognizes revenue from application-specific customer solutions. For these transactions, revenue is recognized at the point in time control is transferred to the customer, which is when the solution is validated, and the Company can objectively determine that the agreed-upon specifications in the contract have been met and the customer will accept the performance obligation in the contract. We identified revenue recognition related to application-specific customer solutions as a critical audit matter.
The principal considerations for our determination that application-specific customer solutions revenue is a critical audit matter are that determining the timing of validation and that the agreed-upon specifications in the contract have been met relies on the use of management estimates and requires a higher degree of auditor subjectivity and judgment in designing and executing audit procedures. Accounting for application-specific customer solutions requires the Company to monitor and evaluate customer contracts on an ongoing basis to determine the point in time at which the agreed-upon specifications in the contract have been met.

Our audit procedures related to the revenue recognition of application-specific customer solutions included the following, among others.

•	We tested the design and operating effectiveness of internal controls related to the monitoring of application-specific customer solutions and the determination of the timing of revenue recognition.

•	We evaluated management’s significant accounting policies related to these customer contracts for appropriate revenue recognition based on key terms and provisions.

•	For a sample of transactions, we inspected source documents, including the customer contract or purchase order, third-party shipping information, invoice, and relevant communications.
Income Taxes - Fair Value of Intellectual Property and Change in Accounting Policy for Global Intangible Low-Taxed Income (GILTI)
As described further in Notes 1 and 18 to the consolidated financial statements, effective December 31, 2019, the Company executed an intercompany sale of intellectual property that resulted in the establishment of a deferred tax asset and an income tax benefit in Ireland based on the fair value of the intellectual property. From a United States tax perspective the sale is disregarded and any future tax deduction in Ireland will not be regarded when determining Global Intangible Low-Taxed Income (GILTI). The Company determined that changing their accounting policy to recognize deferred tax assets and liabilities for basis differences that are expected to affect the amount of GILTI inclusion upon reversal is preferable. As a result of this change in accounting policy, the Company recorded a deferred tax liability and corresponding deferred income tax expense representing the future GILTI tax implications related to the fair value of intellectual property transferred to Ireland. We identified the Company’s determination of the fair value of the intellectual property sold and related change in accounting policy as a critical audit matter.
The principal considerations for our determination that the sale of intellectual property and change in accounting policy is a critical audit matter are that the determination of the fair value of the intellectual property relies on the use of management estimates related to forecasted future cash flows and discount rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as, expectations for company-specific performance. Determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and company-specific risks. Significant management judgments and estimates utilized to determine the fair value are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates. In addition, changing the Company’s accounting policy requires management to make a judgment as to the preferability of the accounting policy in relation to the financial statements taken as a whole.
Our audit procedures related to this critical audit matter included the following, among others.

•
We tested the design and operating effectiveness of internal controls related to management’s determination of the fair value of the Company’s intellectual property, including controls over the determination of key inputs related to forecasting of future cash flows and determination of the discount rate.

•	We evaluated management’s historical ability to achieve forecasted revenue and operating results.

•	We compared management’s forecasts of future revenue and operating results to third-party industry projections and historical operating results.

•	We performed sensitivity analysis on the Company’s future cash flows and discount rate to evaluate the reasonableness of management’s forecasts.

•
We utilized a valuation specialist to assist in testing the Company’s discounted cash flow model and in evaluating the reasonableness of significant assumptions to the model, including the discount rate.

•	We consulted with our national office and utilized individuals with specialized skill and knowledge in income tax accounting in evaluating the preferability of the change in accounting policy.
Business Combinations - Acquisition of Sualab Co., Ltd.
As described further in notes 1 and 21 to the consolidated financial statements, on October 16, 2019, the Company acquired Sualab Co., Ltd. In accordance with ASC 805, Business Combinations, the Company allocated the purchase price to the identifiable assets acquired based on their fair values. We identified the Company’s determination of the fair value of the identifiable intangible assets acquired as a critical audit matter.

The principal considerations for our determination that the fair value of identifiable intangible assets acquired is a critical audit matter are that the determination of the fair value of the intangible assets relies on the use of management estimates related to forecasted future cash flows and discount rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as, expectations for company-specific performance. Determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and company-specific risks. Significant management judgments and estimates utilized to determine the fair value are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.
Our audit procedures related to the determination of the fair value of acquired intangible assets included the following, among others.

•
We tested the design and operating effectiveness of internal controls relating to management’s determination of the fair value of the acquired identifiable intangible assets, including controls over the determination of key inputs related to forecasting of future cash flows and determination of the discount rate.

•	We evaluated management’s historical ability to achieve forecasted revenue and operating results.

•	We compared management’s forecasts of future revenue and operating margin to third-party industry projections and historical operating results.

•	We performed sensitivity analysis on the Company’s future cash flows and discount rate to evaluate the reasonableness of management’s forecasts.

•
We utilized a valuation specialist to assist in testing the Company’s discounted cash flow model and in evaluating the reasonableness of significant assumptions to the model, including the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Boston, Massachusetts
February 13, 2020

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)

Revenue	$725,625	$806,338	$766,083
Cost of revenue	189,754	206,052	187,289
Gross margin	535,871	600,286	578,794
Research, development, and engineering expenses	119,427	116,445	99,205
Selling, general, and administrative expenses	273,842	262,699	220,728
Operating income	142,602	221,142	258,861
Foreign currency gain (loss)	(509)	(1,064)	(1,601)
Investment income	19,689	14,715	9,542
Other income (expense)	1,212	(219)	(338)
Income before income tax expense	162,994	234,574	266,464
Income tax expense (benefit)	(40,871)	15,307	89,752
Net income	$203,865	$219,267	$176,712

Net Income per weighted-average common and common-equivalent share (1):
Basic	$1.19	$1.27	$1.02
Diluted	$1.16	$1.24	$0.98

Weighted-average common and common-equivalent shares outstanding (1):
Basic	171,194	172,333	173,287
Diluted	175,269	177,406	179,551

Cash dividends per common share (1)	$0.2050	$0.1850	$0.1675

(1) Prior period results have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend which occurred in the fourth quarter of 2017.

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$203,865	$219,267	$176,712
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gain (loss), net of tax of $0, $0, and ($5) in 2019, 2018, and 2017, respectively	—	—	4
Reclassification of net realized (gain) loss into current operations	—	—	(41)
Net change related to cash flow hedges	—	—	(37)

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $515, ($188), and $2 in 2019, 2018, and 2017, respectively	5,219	(1,185)	703
Reclassification of net realized (gain) loss into current operations	(1,452)	(501)	(829)
Net change related to available-for-sale investments	3,767	(1,686)	(126)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(541)	(4,216)	21,992
Net change related to foreign currency translation adjustments	(541)	(4,216)	21,992

Other comprehensive income (loss), net of tax	3,226	(5,902)	21,829
Total comprehensive income	$207,091	$213,365	$198,541

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171,431	$108,212
Current investments	240,470	427,348
Accounts receivable, less reserves of $1,821 and $1,646 in 2019 and 2018, respectively	103,447	119,172
Unbilled revenue	4,782	8,312
Inventories	60,261	83,282
Prepaid expenses and other current assets	26,840	34,000
Total current assets	607,231	780,326
Non-current investments	433,452	262,039
Property, plant, and equipment, net	89,443	91,396
Operating lease assets	17,522	—
Goodwill	243,445	113,208
Intangible assets, net	39,490	10,113
Deferred income taxes	449,519	28,660
Other assets	5,833	3,925
Total assets	$1,885,935	$1,289,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,866	$16,230
Accrued expenses	52,199	60,220
Accrued income taxes	30,333	5,062
Deferred revenue and customer deposits	14,432	9,845
Operating lease liabilities	5,647	—
Total current liabilities	120,477	91,357
Non-current operating lease liabilities	12,326	—
Deferred income taxes	332,344	962
Reserve for income taxes	11,563	7,106
Non-current accrued income taxes	51,113	51,113
Other liabilities	2,402	3,866
Total liabilities	530,225	154,404

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock,$.01 par value - Authorized: 400 shares in 2019 and 2018, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2019 and 2018, respectively, issued and outstanding: 172,440 and 170,820 shares in 2019 and 2018, respectively	345	342
Additional paid-in capital	639,372	529,208
Retained earnings	753,268	646,214
Accumulated other comprehensive loss, net of tax	(37,275)	(40,501)
Total shareholders’ equity	1,355,710	1,135,263
	$1,885,935	$1,289,667
The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$203,865	$219,267	$176,712
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	45,589	41,090	31,942
Depreciation of property, plant, and equipment	21,527	18,473	13,683
Amortization of intangible assets	3,373	3,076	3,308
Impairment of intangible assets	—	—	469
Amortization of discounts or premiums on investments	(618)	108	205
Realized (gain) loss on sale of investments	(1,452)	(501)	(829)
Revaluation of contingent consideration	(1,401)	(3)	(28)
Change in deferred income taxes	(94,866)	(413)	1,787
Changes in operating assets and liabilities:
Accounts receivable	16,807	(1,867)	(55,185)
Unbilled revenue	3,530	(906)	(4,604)
Inventories	23,137	(16,946)	(37,088)
Prepaid expenses and other current assets	7,405	(9,750)	(7,016)
Accounts payable	1,633	(7,247)	12,322
Accrued expenses	(8,938)	380	14,476
Accrued income taxes	25,266	(21,903)	71,335
Deferred revenue and customer deposits	3,875	1,434	1,619
Other	4,493	(838)	1,215
Net cash provided by operating activities	253,225	223,454	224,323
Cash flows from investing activities:
Purchases of investments	(1,031,642)	(782,032)	(636,856)
Maturities and sales of investments	1,062,962	812,565	584,464
Purchases of property, plant, and equipment	(21,745)	(37,095)	(28,754)
Cash paid for acquisition of business, net of cash acquired	(166,911)	(4,265)	(24,118)
Net cash paid from sale of discontinued business	—	—	(291)
Net cash used in investing activities	(157,336)	(10,827)	(105,555)
Cash flows from financing activities:
Issuance of common stock under stock plans	64,581	26,783	54,557
Repurchase of common stock	(61,690)	(203,822)	(123,715)
Payment of dividends	(35,124)	(31,865)	(29,037)
Payment of contingent consideration	—	(1,000)	(1,926)
Net cash used in financing activities	(32,233)	(209,904)	(100,121)
Effect of foreign exchange rate changes on cash and cash equivalents	(437)	(1,093)	8,294
Net change in cash and cash equivalents	63,219	1,630	26,941
Cash and cash equivalents at beginning of year	108,212	106,582	79,641
Cash and cash equivalents at end of year	$171,431	$108,212	$106,582

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings (1)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2016	171,878	$344	$374,847	$644,622	$(56,428)	$963,385
Issuance of common stock under stock plans	4,162	8	54,549	—	—	54,557
Repurchase of common stock	(2,533)	(5)	—	(123,710)	—	(123,715)
Stock-based compensation expense	—	—	31,942	—	—	31,942
Payment of dividends	—	—	—	(29,037)	—	(29,037)
Net income	—	—	—	176,712	—	176,712
Net unrealized gain (loss) on cash flow hedges, net of tax of ($5)	—	—	—	—	4	4
Reclassification of net realized (gain) loss on cash flow hedges	—	—	—	—	(41)	(41)
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2	—	—	—	—	703	703
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(829)	(829)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	21,992	21,992
Balance as of December 31, 2017	173,507	$347	$461,338	$668,587	$(34,599)	$1,095,673
Issuance of common stock under stock plans	1,493	3	26,780	—	—	26,783
Repurchase of common stock	(4,180)	(8)	—	(203,814)	—	(203,822)
Stock-based compensation expense	—	—	41,090	—	—	41,090
Payment of dividends	—	—	—	(31,865)	—	(31,865)
Adjustment as a result of the adoption of ASU 2016-06 "Income Taxes - Intra-Entity Transfers Other than Inventory" (Note 18)	—	—	—	(5,961)	—	(5,961)
Net income	—	—	—	219,267	—	219,267
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($188)	—	—	—	—	(1,185)	(1,185)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(501)	(501)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(4,216)	(4,216)
Balance as of December 31, 2018	170,820	$342	$529,208	$646,214	$(40,501)	$1,135,263
Issuance of common stock under stock plans	3,018	6	64,575	—	—	64,581
Repurchase of common stock	(1,398)	(3)	—	(61,687)	—	(61,690)
Stock-based compensation expense	—	—	45,589	—	—	45,589
Payment of dividends	—	—	—	(35,124)	—	(35,124)
Net income	—	—	—	203,865	—	203,865
Net unrealized gain (loss) on available-for-sale investments, net of tax of $515	—	—	—	—	5,219	5,219
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(1,452)	(1,452)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(541)	(541)
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710

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
Nature of Operations
Cognex Corporation is a leading provider of machine vision products that capture and analyze visual information in order to automate manufacturing and distribution tasks where vision is required.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the balance sheet date, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Significant estimates and judgments include those related to revenue recognition, investments, accounts receivable, inventories, leases, long-lived assets, internal-use software, goodwill, warranty obligations, contingencies, derivative instruments, stock-based compensation, income taxes, and business combinations.
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
Cash, Cash Equivalents, and Investments
Money market instruments, as well as certificates of deposits and debt securities with original maturities of three months or less, are classified as cash equivalents and are stated at amortized cost. Certificates of deposit and debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Debt securities with remaining maturities greater than one year are classified as long-term investments. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Intangible Assets
Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending upon facts and circumstances. The useful lives of distribution networks range from eleven to twelve years, of completed technologies from five to eight years, of customer relationships from five to eight years, of non-compete agreements from three to seven years, and trademarks two years. In-process technology is an indefinite-lived intangible asset until the technology is finalized, at which point it is amortized over its estimated useful life. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the sum of the estimated future cash flows is less than the carrying value, the Company determines the amount of such impairment by comparing the fair value of the asset to its carrying value. The fair value is based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs
Advertising costs are expensed as incurred and totaled $1,385,000 in 2019, $1,662,000 in 2018, and $1,679,000 in 2017.
Stock-Based Compensation
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units (RSUs). The Company has reserved a specific number of shares of its authorized but unissued shares for issuance upon the exercise of stock options or the settlement of restricted stock units. When a stock option is exercised or a restricted stock unit is settled, the Company issues new shares from this pool. The fair values of stock options are estimated on the grant date using a binomial lattice model. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. The fair value of RSUs are determined based upon the market value of the Company's common stock on the grant date.
The Company recognizes compensation expense related to stock options and RSUs using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option or RSU as if the award was, in substance, multiple awards. The amount of compensation expense recognized at the end of the vesting period is based upon the number of awards for which the requisite service has been completed. No compensation expense is recognized for awards that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered award. The Company applies estimated forfeiture rates to its unvested awards to arrive at the amount of compensation expense that is expected to be recognized over the requisite service period. At the end of each separately vesting portion of an award, the expense that was recognized by applying the estimated forfeiture rate is compared to the expense that should be recognized based upon the employee’s service, and an increase or decrease to compensation expense is recorded to true up the final expense.
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
In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act imposed a minimum tax on foreign earnings related to intangible assets, known as the Global Intangible Low-Taxed Income (GILTI) tax In the fourth quarter of 2019, the Company elected to account for the impact of the GILTI minimum tax in deferred taxes, a change from the Company’s initial election made in the third quarter of 2018 whereby the GILTI minimum tax was included in income tax expense as incurred on an annual basis. The change is considered preferable, as it appropriately matches the Company’s current and deferred income tax implications.
Sales tax in the United States and similar taxes in other jurisdictions that are collected from customers and remitted to government authorities are presented on a gross basis (i.e., a receivable from the customer with a corresponding payable to the government). Amounts collected from customers and retained by the Company during tax holidays are recognized as non-operating income when earned.
Net Income Per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common shares. Dilutive common equivalent shares consist of stock options and restricted stock units and are calculated using the treasury stock method. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.
Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustment losses of $38,027,000 and $37,486,000, as of December 31, 2019 and December 31, 2018, respectively; net unrealized gains on available-for-sale investments of $2,023,000 as of December 31, 2019 and net unrealized losses on available-for-sale investments of $1,744,000 as of December 31, 2018; and losses on currency swaps, net of gains on long-term intercompany loans of $1,271,000 at each year end.
Amounts reclassified from accumulated other comprehensive income (loss) to investment income on the Consolidated Statements of Operations were net realized gains of $1,452,000, $501,000, and $829,000 for 2019, 2018, and 2017, respectively.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Business Acquisitions
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Measurement of Credit Losses"
ASU 2016-13 applies to all reporting entities holding financial assets that are not accounted for at fair value through net income.  The amendments in this ASU eliminate the probable initial recognition threshold to recognize a credit loss under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. In addition, this ASU broadens the information an entity must consider in developing the credit loss estimate, including the use of reasonable and supportable forecasted information.  The amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down, and an entity will be able to record reversals of credit losses in current period net income. The guidance in this ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  This ASU should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Available-for-sale debt securities and accounts receivable are the account balances primarily impacted by the guidance in this ASU. Management adopted this ASU on January 1, 2020, and we do not expect this ASU to have a material impact on the Company's consolidated financial statements and disclosures.
Accounting Standards Update (ASU) 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software"
ASU 2018-15 applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Further, it requires the entity to expense the capitalized implementation costs over the term of the hosting arrangement. In addition, it requires the presentation of the expenses related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and the classification of the payments for the capitalized implementation costs in the statement of cash flows in the same manner as the payments made for the fees associated with the hosting element. The amendments in this ASU are effective for public entities for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019. Management adopted this ASU on January 1, 2020, and we do not expect this ASU to have a material impact on the Company's consolidated financial statements and disclosures.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update (ASU) 2019-12, "Simplifying the Accounting for Income Taxes"
ASU 2019-12 applies to all entities within the scope of Topic 740, Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also simplify the accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that included the enacted date. The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted; however, an entity that elects to early adopt the amendments must adopt all the amendments in the same period. The amendments in this ASU related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. Management does not expect ASU 2019-12 to have a material impact on the Company's consolidated financial statements and disclosures.
NOTE 3:  Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$15,933	$—	$—
Treasury bills	—	309,248
Corporate bonds	—	212,098	—
Asset-backed securities	—	113,083	—
Sovereign bonds	—	22,299	—
Municipal bonds	—	6,952
Agency bonds	—	5,914	—
Certificate of deposit	—	4,328	—
Economic hedge forward contracts		857	—
Liabilities:
Economic hedge forward contracts	—	23	—
Contingent consideration liabilities	—	—	1,153

The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s debt securities and forward contracts are reported at fair value based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial assets and liabilities, and in doing so, considers valuations provided by a large, third-party pricing service. For debt securities, this service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations. The Company's forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks. The Company's certificate of deposit is valued at cost, which approximates fair value given its short term to maturity.
The Company did not record an other-than-temporary impairment of these financial assets in 2019, 2018, or 2017.
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
The following table summarizes the activity for the Company's liabilities measured at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2017	$3,557
Payment of GVi contingent consideration	(1,000)
Fair value adjustment to GVi contingent consideration	1,065
Fair value adjustment to Manatee contingent consideration	(1,350)
Fair value adjustment to Chiaro contingent consideration	282
Balance as of December 31, 2018	2,554
Fair value adjustment to GVi contingent consideration	(1,646)
Fair value adjustment to Chiaro contingent consideration	245
Balance as of December 31, 2019	$1,153

The contingent consideration liability as of December 31, 2019 in the amount of $1,153,000 relates to the Company's acquisition of Chiaro Techologies, LLC in 2016. The undiscounted potential outcomes related to the contingent consideration range from $0 to $1,250,000 based upon certain milestone revenue levels to be paid in 2020 if earned.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant, and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. In 2017, the Company determined that the carrying value of the customer relationships arising from the acquisition of AQSense, S.L. was impaired and reduced this value to zero, resulting in an impairment charge of $469,000. The Company did not record an impairment charge related to non-financial assets in 2019 or 2018.
Refer to Note 21 to the Consolidated Financial Statements for further information regarding acquisitions.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2019	2018
Cash	$155,498	$104,655
Money market instruments	15,933	3,557
Cash and cash equivalents	171,431	108,212
Treasury bills	92,914	198,477
Asset-backed securities	66,680	78,407
Corporate bonds	65,624	137,871
Sovereign bonds	6,294	8,101
Municipal bonds	4,630	4,492
Certificate of deposit	4,328	—
Current investments	240,470	427,348
Treasury bills	216,334	32,760
Corporate bonds	146,474	162,566
Asset-backed securities	46,403	53,631
Sovereign bonds	16,005	6,316
Agency bonds	5,914	5,921
Municipal bonds	2,322	845
Non-current investments	433,452	262,039
	$845,353	$797,599

The Company’s cash balance included foreign bank balances totaling $123,499,000 and $67,502,000 as of December 31, 2019 and 2018, respectively.
Treasury bills consist of debt securities issued by the U.S. government; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; corporate bonds consist of debt securities issued by both domestic and foreign companies; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; and certificates of deposit are time deposits held by financial institutions with a fixed interest rate.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s available-for-sale investments as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Treasury bills	$92,782	$137	$(5)	$92,914
Asset-backed securities	66,474	207	(1)	66,680
Corporate bonds	65,440	188	(4)	65,624
Sovereign bonds	6,286	8	—	6,294
Municipal bonds	4,628	3	(1)	4,630
Non-current:
Treasury bills	215,339	1,005	(10)	216,334
Corporate bonds	145,806	674	(6)	146,474
Asset-backed securities	46,269	150	(16)	46,403
Sovereign bonds	15,971	40	(6)	16,005
Agency bonds	5,930	—	(16)	5,914
Municipal bonds	2,318	4	—	2,322
	$667,243	$2,416	$(65)	$669,594

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2019 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$27,121	$(13)	$7,488	$(2)	$34,609	$(15)
Asset-backed securities	11,621	(16)	2,469	(1)	14,090	(17)
Sovereign bonds	11,566	(6)	—	—	11,566	(6)
Corporate bonds	8,128	(4)	2,804	(6)	10,932	(10)
Agency Bonds	—	—	5,914	(16)	5,914	(16)
Municipal bonds	2,111	—	344	(1)	2,455	(1)
	$60,547	$(39)	$19,019	$(26)	$79,566	$(65)

As of December 31, 2019, the Company did not recognize any other-than-temporary impairment of these investments. In its evaluation, management considered the type of security, the credit rating of the security, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the security to expected recovery of value, and other meaningful information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before its effective maturity or market price recovery.
The Company recorded gross realized gains on the sale of debt securities totaling $1,581,000 in 2019, $669,000 in 2018, and $929,000 in 2017, and gross realized losses on the sale of debt securities totaling $129,000 in 2019, $168,000 in 2018, and $100,000 in 2017. These gains and losses are included in "Investment income" on the Consolidated Statement of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as other comprehensive income (loss).

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2019 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Treasury bills	$92,914	$187,917	$28,417	$—	$—	$309,248
Corporate bonds	65,624	88,033	54,208	4,233	—	212,098
Asset-backed securities	66,680	17,744	24,089	3,423	1,147	113,083
Sovereign bonds	6,294	16,005	—	—	—	22,299
Municipal bonds	4,630	2,322	—	—	—	6,952
Agency bonds	—	—	5,914	—	—	5,914
	$236,142	$312,021	$112,628	$7,656	$1,147	$669,594

NOTE 5:  Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$27,285	$42,738
Work-in-process	5,503	3,435
Finished goods	27,473	37,109
	$60,261	$83,282

NOTE 6:  Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$3,951	$3,951
Buildings	24,533	24,533
Building improvements	49,289	45,067
Leasehold improvements	10,790	9,095
Computer hardware and software	67,474	66,542
Manufacturing test equipment	31,278	27,378
Furniture and fixtures	6,800	6,904
	194,115	183,470
Less: accumulated depreciation	(104,672)	(92,074)
	$89,443	$91,396

The cost of disposed property, plant, and equipment totaling $8,883,000 and $6,367,000 was removed from the asset balance in 2019 and 2018, respectively. The cost of disposed property, plant, and equipment totaling $8,559,000 and $6,367,000 was removed from the accumulated depreciation balance in 2019 and 2018, respectively. Gains and losses on these disposals were immaterial in both years.
Buildings include rental property with a cost basis of $800,000 as of December 31, 2019 and 2018, and accumulated depreciation of $255,000 and $234,000 as of December 31, 2019 and 2018, respectively.
NOTE 7:  Leases
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2) the lease classification for any expired or existing leases; and 3) the accounting for initial direct costs for any existing leases.
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of December 31, 2019. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the leases outstanding as of December 31, 2019.
The total operating lease expense and operating lease cash payments in 2019 were $6,893,000 and $6,530,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $275,000 in 2019. Annual rental expense prior to the adoption of ASC 842 was $8,186,000 in 2018 and $6,738,000 in 2017.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
2020	6,565
2021	5,558
2022	3,822
2023	3,000
2024	927
Thereafter	310
$20,182

The discounted present value of the future lease cash payments resulted in a lease liability of $17,973,000 as of December 31, 2019.
The weighted-average discount rate was 4.6% for the leases outstanding as of December 31, 2019. The weighted-average remaining lease term was 3.7 years for the leases outstanding as of December 31, 2019. The Company did not have any leases that have not yet commenced but that create significant rights and obligations as of December 31, 2019.
The Company owns a building adjacent to its corporate headquarters that is partially occupied with a tenant who has a lease agreement that will expire in 2022. Annual rental income totaled $311,000 in 2019, $1,116,000 in 2018, and $1,474,000 in 2017. Rental income and related expenses are included in "Other income (expense)" on the Consolidated Statements of Operations.
Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount
2020	307
2021	307
2022	307
$921

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2017	$113,208
Balance as of December 31, 2018	113,208
Acquisition of Sualab Co., Ltd.	130,142
Foreign exchange rate changes	95
Balance as of December 31, 2019	$243,445

Refer to Note 21 to the Consolidated Financial Statements for further information regarding acquisitions.
For its 2019 analysis of goodwill, management elected to perform a qualitative assessment. Based upon this assessment, management believes that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Factors that management considered in the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, changes in the composition or carrying amount of net assets, and market capitalization.
NOTE 9:  Intangible Assets
Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	31,987	9,160	22,827
Customer relationships	14,407	6,402	8,005
In-process technologies	8,200	—	8,200
Non-compete agreements	710	350	360
Trademarks	110	12	98
Balance as of December 31, 2019	$93,474	$53,984	$39,490

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	13,687	6,619	7,068
Customer relationships	8,607	5,716	2,891
Non-compete agreements	370	216	154
Balance as of December 31, 2018	$60,724	$50,611	$10,113

In connection with the acquisition of Sualab Co., Ltd. in the fourth quarter of 2019, the Company acquired in-process technologies valued at $8,200,000. In-process technology is an indefinite-lived intangible asset until the technology is finalized, at which point it is amortized over its estimated useful life.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amount
2020	$5,412
2021	5,232
2022	4,862
2023	4,160
2024	3,593
Thereafter	8,031
$31,290

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Salaries, commissions, and payroll taxes	$11,500	$11,039
Foreign retirement obligations	6,146	4,816
Warranty obligations	4,713	4,743
Vacation	4,708	6,507
Acquisition deferred and contingent liabilities	2,103	1,706
Company bonuses	—	9,134
Other	23,029	22,275
	$52,199	$60,220

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2017	$4,701
Provisions for warranties issued during the period	4,184
Fulfillment of warranty obligations	(4,024)
Foreign exchange rate changes	(118)
Balance as of December 31, 2018	4,743
Provisions for warranties issued during the period	3,841
Fulfillment of warranty obligations	(3,871)
Balance as of December 31, 2019	$4,713

NOTE 11:  Commitments and Contingencies
As of December 31, 2019, the Company had outstanding purchase orders totaling $7,707,000 to purchase inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate to expected sales in 2020.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s insurance policies. As a result of this coverage, and the fact that the Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions, the Company believes the estimated fair value of these provisions is not material.
NOTE 13:  Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company may enter into two types of hedges to manage this risk. The first are economic hedges which utilize foreign currency forward contracts with maturities of up to 45 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment. The second are cash flow hedges which utilize foreign currency forward contracts with maturities of up to 18 months to hedge specific forecasted transactions of the Company's foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. These cash flow hedges are designated as hedging instruments for hedge accounting treatment. The Company did not have any cash flow hedges as of December 31, 2019 and 2018.
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2019		December 31, 2018
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent

Derivatives Not Designated as Hedging Instruments:
Korean Won	161,951,500	$139,688	3,125,000	$2,808
Euro	18,000	20,249	23,000	26,330
Japanese Yen	575,000	5,291	380,000	3,459
Mexican Peso	80,000	4,223	—	—
British Pound	2,700	3,569	2,500	3,204
Hungarian Forint	870,000	2,962	750,000	2,685
Taiwanese Dollar	37,450	1,256	55,000	1,807
Canadian Dollar	1,300	1,000	990	726
Singapore Dollar	845	628	700	514

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$857	$1	Accrued expenses	$23	$106

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Gross amounts of recognized assets	$857	$1	Gross amounts of recognized liabilities	$23	$106
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$857	$1	Net amount of liabilities presented	$23	$106

Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Year Ended December 31,
		2019	2018	2017
Derivatives Designated as Hedging Instruments:
Gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations (effective portion)	Revenue	$—	$—	$30
	Research, development, and engineering expenses	—	—	3
	Selling, general, and administrative expenses	—	—	8
	Total gains (losses) reclassified from accumulated other comprehensive income (loss) into current operations	$—	$—	$41

Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$1,305	$(285)	$270

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Year Ended December 31,
	2019	2018	2017
Americas	$277,155	$265,175	214,338
Europe	227,738	311,914	328,826
Greater China	115,061	123,708	108,738
Other Asia	105,671	105,541	114,181
	$725,625	$806,338	$766,083
The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Year Ended December 31,
	2019	2018	2017
Standard products and services	$629,220	$654,509	$603,196
Application-specific customer solutions	96,405	151,829	162,887
	$725,625	$806,338	$766,083

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $3,963,000 and $3,514,000 as of December 31, 2019 and 2018, respectively.

Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the year ended December 31, 2019 and 2018. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.

The following table summarizes the deferred revenue and customer deposits activity (in thousands):

Amount
Balance as of December 31, 2017	$9,420
Increases to deferred revenue and customer deposits	63,231
Recognition of revenue	(61,819)
Foreign exchange rate changes	(987)
Balance as of December 31, 2018	9,845
Increases to deferred revenue and customer deposits	53,422
Recognition of revenue	(48,730)
Foreign exchange rate changes	(105)
Balance as of December 31, 2019	$14,432

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  Shareholders’ Equity
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
Stock Repurchases
In April 2017, the Company's Board of Directors authorized the repurchase of $100,000,000 of the Company's common stock. The Company repurchased 1,744,000 shares at a cost of $100,000,000 under this April 2017 program, including 803,000 shares at a cost of $45,200,000 in 2018. In February 2018, the Company's Board of Directors authorized the repurchase of $150,000,000 of the Company's common stock. The Company repurchased 3,174,000 shares at a cost of $150,000,000 in 2018 under this February 2018 program. In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. The Company repurchased 203,000 shares at a cost of $8,622,000 in 2018 under this October 2018 program. Total stock repurchases amounted to $203,822,000 in 2018. The Company repurchased 1,398,000 shares at a cost of $61,690,000 in 2019 under this October 2018 program. As of December 31, 2019, the Company repurchased 1,601,000 shares at a cost of $70,312,000 under this October 2018 program, leaving a remaining balance of $129,688,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.045 per share in the first, second, and third quarters of 2018, and $0.050 in the fourth quarter of 2018, as well as in the first, second, and third quarters of 2019. The dividend was increased to $0.055 per share in the fourth quarter of 2019. Total dividends amounted to $35,124,000 and $31,865,000 in 2019 and 2018, respectively. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:  Stock-Based Compensation
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units (RSUs). As of December 31, 2019, the Company had 17,300,802 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous employment and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.
Stock Options
The following table summarizes the Company’s stock option activity:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	13,789	$31.73
Granted	2,990	51.25
Exercised	(3,018)	21.40
Forfeited or expired	(862)	42.53
Outstanding as of December 31, 2019	12,899	$37.95	7.14	$236,318
Exercisable as of December 31, 2019	4,775	$26.67	5.61	$141,277
Options vested or expected to vest as of December 31, 2019 (1)	11,724	$36.84	7.00	$227,779
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free rate	2.7%	2.9%	2.4%
Expected dividend yield	0.39%	0.35%	0.40%
Expected volatility	37%	39%	41%
Expected term (in years)	5.3	5.4	5.4

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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of stock options granted was $18.62 in 2019, $20.84 in 2018, and $15.59 in 2017.
The total intrinsic value of stock options exercised was $90,762,000 in 2019, $52,629,000 in 2018, and $136,672,000 in 2017. The total fair value of stock options vested was $38,974,000 in 2019, $31,106,000 in 2018, and $21,519,000 in 2017.
Restricted Stock Units (RSUs)
The following tables summarizes the Company's RSU activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2018	—	$—
Granted	151	48.61
Vested	—	—
Forfeited or expired	(1)	45.20
Nonvested as of December 31, 2019	150	$48.63

Stock-Based Compensation Expense
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated forfeiture rate of 9% to all unvested options for senior management and a rate of 12% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate. This resulted in a decrease to compensation expense of $499,000 in 2019, an increase to compensation expense of $1,283,000 in 2018, and a decrease to compensation expense of $673,000 in 2017.
As of December 31, 2019, total unrecognized compensation expense related to non-vested stock-based awards, including stock options and RSUs, was $53,491,000, which is expected to be recognized over a weighted-average period of 1.66 years.
The total stock-based compensation expense and the related income tax benefit recognized was $45,589,000 and $7,756,000, respectively, in 2019, $41,090,000 and $7,317,000, respectively, in 2018, and $31,942,000 and $10,473,000, respectively, in 2017. No compensation expense was capitalized in 2019, 2018, or 2017.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,504	$2,447	$1,881
Research, development, and engineering	15,748	14,578	11,022
Selling, general, and administrative	28,337	24,065	19,039
	$45,589	$41,090	$31,942

NOTE 17:  Employee Savings Plan
Under the Company's Employee Savings Plan, a defined contribution plan, all U.S. employees who have attained age 21 may contribute up to 100% of their pay on a pre-tax basis under the Company's Employee Savings Plan, subject to the annual dollar limitations established by the Internal Revenue Service (IRS). The Company matches 50% of the first 6% of pay an employee contributes. Company contributions vest 25%, 50%, 75%, and 100% after one, two, three, and four years of continuous employment with the Company, respectively. Company contributions totaled $2,729,000 in 2019, $2,540,000 in 2018, and $2,030,000 in 2017. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.
NOTE 18:  Income Taxes
Domestic income before taxes was $31,396,000 in 2019, $39,042,000 in 2018, and $30,345,000 in 2017. Foreign income before taxes was $131,598,000 in 2019, $195,532,000 in 2018, and $236,119,000 in 2017.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$15,854	$10,624	$78,152
State	2,108	(879)	2,687
Foreign	30,670	6,307	7,624
	48,632	16,052	88,463
Deferred:
Federal	352,808	(1,271)	1,569
State	183	554	(639)
Foreign	(442,494)	(28)	359
	(89,503)	(745)	1,289
	$(40,871)	$15,307	$89,752

A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%	35%
State income taxes, net of federal benefit	2	1	—
Foreign tax rate differential	(9)	(9)	(27)
Tax credit	(1)	—	(1)
Discrete tax benefit related to employee stock options	(4)	(4)	(14)
Discrete tax expense (benefit) related to Tax Act	—	(3)	36
Discrete tax expense related to write-down of deferred tax assets	—	—	5
Discrete tax expense related to migration of acquired IP	18	—	—
Discrete tax (benefit) related to change in tax structure	(268)	—	—
Discrete tax expense related to GILTI impact of change in tax structure	214	—	—
Other discrete tax events	(1)	—	(1)
Other	3	1	1
Income tax expense	(25)%	7%	34%

Change in Accounting Policy
In 2019, the Company elected to change its method of accounting for the United States Global Intangible Low-Taxed Income (GILTI) tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable, as it appropriately matches the Company's current and deferred income tax implications related to the change in tax structure noted under the heading "Discrete Tax Events 2019" below.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in this accounting policy impacted the Company's 2019 reported results as follows (in thousands):

Statement of Operations
	Year Ended December 31, 2019
	As reported under the new accounting policy	As computed under the previous accounting policy	Effect of change
Income before income tax expense	$162,994	$162,994	$—
Income tax expense (benefit)	(40,871)	(393,317)	352,446
Net income	$203,865	$556,311	$(352,446)

Net income per weighted-average common and common-equivalent share:
Basic	$1.19	$3.25	$(2.06)
Diluted	$1.16	$3.17	$(2.01)

Balance Sheet
	December 31, 2019
	As reported under the new accounting policy	As computed under the previous accounting policy	Effect of change
Deferred tax assets	$449,519	$469,621	$(20,102)
Deferred tax liabilities	$332,344	$—	$332,344

Statement of Shareholders' Equity
	Year Ended December 31, 2019
	As reported under the new accounting policy	As computed under the previous accounting policy	Effect of change
Retained earnings	$753,268	$1,105,714	$(352,446)

There were no material differences to the Company's reported results in prior years.
Discrete Tax Events 2019
The European Union has enacted a series of tax reform legislation over the past few years regarding low tax structures. The Company made changes to its international tax structure in the fourth quarter of 2019 as a result of this legislation that resulted in an intercompany sale of intellectual property. The Company recorded an associated deferred tax asset and income tax benefit of $437,500,000 in Ireland based upon the fair value of the intellectual property, that will be realized over 15 years as future tax deductions. From a United States perspective, the sale is disregarded, and any future deductions claimed in Ireland will be added back to taxable income as part of GILTI minimum tax. The Company recorded an associated deferred tax liability and income tax expense of $350,000,000, representing the GILTI minimum tax related to the fair value of the intellectual property. The result of these transactions was a net discrete tax benefit of $87,500,000. Management expects its current effective tax rate excluding discrete items to increase slightly in future years as a result of this change.
In connection with the acquisition of Sualab, Co. Ltd., the Company migrated acquired intellectual property to certain subsidiaries in the fourth quarter of 2019 in order to align with its corporate tax structure. As a result of this transaction, the Company recorded a discrete tax expense of $28,528,000, which included a reserve of $3,700,000 for certain related tax uncertainties.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Act
In December 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. The Tax Act resulted in a decrease in the U.S. federal statutory corporate tax rate from 35% to 21%. As a result of the reduction in anticipated tax rate, the Company remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, and accordingly, recorded tax expense of $12,523,000 in 2017 from the associated write-down of its deferred tax assets. In 2018, the Company recorded an increase in tax expense of $3,240,000 from the write-down of its deferred tax assets primarily relating to guidance under the Tax Act regarding stock-based compensation.
The Tax Act subjects unrepatriated foreign earnings to a one-time transition tax, regardless of the Company's financial statement assertion related to indefinite reinvestment or whether the Company ultimately repatriates any of the foreign earnings, for which the Company recorded estimated tax expense of $101,379,000 in 2017. In 2018, the Company revised its estimate of the one-time transition tax and recorded a decrease in tax expense of $11,028,000, which resulted in a revised estimate for the one-time transition tax of $90,351,000.
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
Other Discrete Tax Events
The effective tax rate also included a decrease in tax expense of $6,472,000 in 2019, $8,488,000 in 2018, and $38,569,000 in 2017 related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Other discrete tax events included a net decrease in tax expense of $1,932,000 in 2019, $1,847,000 in 2018, and $2,502,000 in 2017, consisting primarily of the expiration of the statutes of limitations for certain reserves for income tax uncertainties and the final true-up of the prior year's tax accrual upon filing the related tax returns.
The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. Management has determined that earnings from its legal entity in China will remain indefinitely reinvested to provide local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested. As of December 31, 2019 and 2018, $370,953,000 and $446,346,000, respectively, of the Company’s cash, cash equivalents, and investments were held by foreign subsidiaries and were primarily denominated in U.S. Dollars.
Interest and penalties included in income tax expense were $116,000, $91,000, and $71,000 in 2019, 2018, and 2017, respectively.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Reserves
The changes in the reserve for income taxes, excluding gross interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2017	$6,749
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	69
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,499
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,023)
Balance of reserve for income taxes as of December 31, 2018	7,294
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	199
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	5,259
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,161)
Balance of reserve for income taxes as of December 31, 2019	$11,591

The Company’s reserve for income taxes, including gross interest and penalties, was $12,591,000 as of December 31, 2019, which included $11,563,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The Company's reserve for income taxes, including gross interest and penalties, was $8,134,000 as of December 31, 2018, which included $7,106,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $1,000,000 and $840,000 as of December 31, 2019 and December 31, 2018, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,300,000 to $1,400,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, and China, and within the United States, Massachusetts. Within the United States, the tax years 2016 through 2019 remain open to examination by the Internal Revenue Service and various state taxing authorities. The tax years 2015 through 2019 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities, presented on a gross basis by jurisdiction, consisted of the following (in thousands):

	December 31,
	2019	2018
Non-current gross deferred tax assets:
Intangible asset in connection with change in tax structure	$437,500	$—
Stock-based compensation expense	15,042	13,818
Federal and state tax credit carryforwards	8,491	7,395
Foreign net operating losses	4,286	—
Depreciation	3,522	2,475
Inventory and revenue related	2,934	3,233
Bonuses, commissions, and other compensation	1,609	5,470
Other	3,550	2,425
Gross non-current deferred tax assets	476,934	34,816
Valuation allowance	(7,312)	(6,112)
	$469,622	$28,704

Non-current gross deferred tax liabilities:
GILTI tax basis differences in connection with change in tax structure	$(350,000)	$—
Other GILTI tax basis differences	(2,446)	—
Nondeductible intangible assets	—	(44)
Other	—	(962)
	$(352,446)	$(1,006)

In 2019, the Company recorded a valuation allowance of $1,200,000 for state research and development tax credits that were not considered to be realizable. Should these credits be utilized in a future period, the reserve associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future state income tax liabilities. In addition, the Company had $9,519,000 of state research and development tax credit carryforwards, net of federal tax, as of December 31, 2019, which will begin to expire in 2020.
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
Cash paid for income taxes totaled $13,443,000 in 2019, $41,430,000 in 2018, and $11,802,000 in 2017.
NOTE 19:  Weighted Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Basic weighted-average common shares outstanding	171,194	172,333	173,287
Effect of dilutive stock awards	4,075	5,073	6,264
Diluted weighted-average common and common-equivalent shares outstanding	175,269	177,406	179,551

Stock options to purchase 5,735,608, 2,650,164, and 3,363,141 shares of common stock, on a weighted-average basis, were outstanding in 2019, 2018, and 2017, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 13,092 shares of common stock, on

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a weighted-average basis, were outstanding in 2019, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. There were no restricted stock units outstanding that were anti-dilutive in 2018 or 2017.
NOTE 20:  Segment and Geographic Information
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
The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Greater China	Other	Total
Year Ended December 31, 2019
Revenue	$247,689	$227,738	$115,061	$135,137	$725,625
Long-lived assets	68,496	21,691	1,487	3,602	$95,276
Year Ended December 31, 2018
Revenue	$231,760	$311,914	$123,708	$138,956	$806,338
Long-lived assets	67,156	23,948	1,482	2,735	$95,321
Year Ended December 31, 2017
Revenue	$180,248	$328,826	$108,738	$148,271	$766,083
Long-lived assets	53,983	22,437	1,594	2,525	$80,539

Revenue is presented geographically based upon the customer’s country of domicile. Revenue from a single customer accounted for 15% and 20% of total revenue in 2018 and 2017, respectively. Accounts receivable from the same customer accounted for 24%, 30%, and 40% of total accounts receivable as of December 31, 2019, 2018, and 2017, respectively. In 2019, no customer accounted for greater than 10% of total revenue.
NOTE 21: Business Acquisitions
The Company completed one business acquisition in 2019 and two business acquisitions in 2017. All of these transactions were accounted for as business combinations. Pro-forma information for these acquisitions is not presented because they are not significant, either individually or in the aggregate. Revenue and earnings since the dates of the acquisitions included in the Company's Consolidated Statements of Operations are also not presented because they are not material. Transaction costs were immaterial and were expensed as incurred.
Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. Contingent consideration is remeasured each reporting period with changes in fair value recorded in "Other income (expense)" on the Consolidated Statements of Operations.
Sualab Co., Ltd.
On October 16, 2019, the Company acquired all the outstanding shares of Sualab Co., Ltd. (Sualab), a provider of deep learning-based vision software for industrial image analysis based in Korea. The total consideration of $194,642,000 included cash payments of $170,602,000 upon closing. The remaining consideration consists of deferred payments of $24,040,000 that may become payable on the fourth anniversary date of the closing, contingent upon continued employment of key talent, and will be recorded as compensation expense over this four year period.
Sualab's intellectual property, engineering expertise, and market coverage are expected to increase the Company's existing deep learning capabilities. Combined with intellectual property acquired from ViDi Systems S.A. in 2017, the Company is now a leading provider of deep learning-based industrial vision software.

The purchase price that was not related to employment was allocated as follows (in thousands):

Cash and cash equivalents	$3,691
Current investments	9,487
Accounts receivable	1,200
Inventories	115
Prepaid expenses and other current assets	252
Property, plant, and equipment	726
Operating lease assets	2,792
Deferred income tax asset	3,087
Other assets	513
Accounts payable	(28)
Accrued expenses	(2,633)
Deferred revenue and customer deposits	(764)
Operating lease liabilities	(448)
Non-current operating lease liabilities	(2,344)
Deferred income tax liabilities	(7,926)
Other liabilities	(10)
Completed technologies	18,300
In-process technologies	8,200
Customer relationships	5,800
Non-compete agreements	340
Trademarks	110
Goodwill	130,142
Purchase price	$170,602

The completed technologies, in-process technologies, customer relationships, trademarks, and non-compete agreements are included in "Intangible assets" on the Consolidated Balance Sheet. The completed technologies are being amortized to cost of revenue over eight years, the customer relationships are being amortized to SG&A expenses over seven years, the trademarks are being amortized to SG&A expenses over two years, and the non-compete agreements are being amortized to RD&E expenses over six to seven years. The in-process technology will be amortized to cost of revenue over its estimated useful life once the technology is finalized. The portion of the acquired goodwill deductible for tax purposes is $104,609,000.
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
The Company recorded fair value adjustments in non-operating expense totaling $282,000 in 2017 and $1,065,000 in 2018, and paid out $1,000,000 in 2018 of the contingent consideration. In 2019, the remaining contingent consideration liability was reduced to zero as a result of a lower level of revenue in the America's automotive industry. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based upon certain revenue levels over the next three years.
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

The non-compete agreement and completed technology are included in "Intangible assets" on the Consolidated Balance Sheet. The non-compete agreement are being amortized to research, development and engineering expenses over three years, and the completed technology are being amortized to cost of revenue over six years, both on a straight-line basis. The portion of the acquired goodwill deductible for tax purposes is $5,112,000.
NOTE 22: Subsequent Events
On February 13, 2020, the Company's Board of Directors declared a cash dividend of $0.055 per share. The dividend is payable March 13, 2020 to all shareholders of record as of the close of business on February 28, 2020.

COGNEX CORPORATION - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 29, 2019	December 31, 2019
	(In thousands, except per share amounts)
Revenue	$173,484	$199,047	$183,325	$169,769
Gross margin	127,200	148,080	135,693	124,898
Operating income	30,147	51,756	43,092	17,607

Net income	$33,104	$48,749	$41,685	$80,327

Basic net income per share	$0.19	$0.28	$0.24	$0.47
Diluted net income per share	$0.19	$0.28	$0.24	$0.46

	Quarter Ended
	April 1, 2018	July 1, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share amounts)
Revenue	$169,567	$211,264	$232,221	$193,286
Gross margin	129,369	157,095	173,361	140,461
Operating income	34,596	63,455	77,844	45,247

Net income	$37,217	$56,196	$80,436	$45,418

Basic net income per share	$0.21	$0.33	$0.47	$0.26
Diluted net income per share	$0.21	$0.32	$0.45	$0.26

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
	(In thousands)
Reserve for Uncollectible Accounts Receivable and Sales Returns:
2019	$1,646	$440	$—	$(286)	(a)	$21	(b)	$1,821
2018	$1,568	$464	$—	$(343)	(a)	$(43)	(b)	$1,646
2017	$873	$724	$—	$(116)	(a)	$87	(b)	$1,568
Deferred Tax Valuation Allowance:
2019	$6,112	$1,200	$—	$—		$—		$7,312
2018	$5,309	$803	$—	$—		$—		$6,112
2017	$4,116	$1,193	$—	$—		$—		$5,309

(a)	Specific write-offs

(b)	Foreign currency exchange rate changes

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2019 or 2018.
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
Based upon our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting
The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders Cognex Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 13, 2020 expressed an unqualified opinion on those financial statements.

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
February 13, 2020

ITEM 9B: OTHER INFORMATION
None
PART III
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.
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
ITEM 11:  EXECUTIVE COMPENSATION
Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 and is incorporated herein by reference.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 and is incorporated herein by reference.
The following table provides information as of December 31, 2019 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of restricted stock units		Weighted-average exercise price of outstanding options, restricted stock units, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders (4)	12,798,120	(1)	$38.4639	17,300,802	(2)
Equity compensation plans not approved by shareholders (4)	250,168	(3)	7.2401	-
	13,048,288		$37.8652	17,300,802

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
The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 38,440,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 29,991,140 stock options have been granted under the 2001 General Stock Option Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 and is incorporated herein by reference.
ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 and is incorporated herein by reference.
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
Articles of Amendment to Restated Articles of Organization of Cognex Corporation, effective April 26, 2019 (incorporated by reference to Exhibit 3.4 of Cognex's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 [File No. 1-34218])

3E
By-laws of Cognex Corporation, as amended and restated through December 5, 2013 (incorporated by reference to Exhibit 3.3 of Cognex’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 [File No. 1-34218])

3F
Amendment to Amended and Restated By-laws of Cognex Corporation, effective May 5, 2016 (incorporated by reference to Exhibit 3.4 of Cognex's Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 [File No. 1-34218])

4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to Cognex's Registration Statement on Form S-1 [Registration No. 33-29020])
4B	Description of Capital Stock (filed herewith)
10A *	Cognex Corporation 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cognex's Registration Statement on Form S-8 [Registration No. 333-60807])
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
10R *
Letter Agreement dated February 15, 2018 between Cognex Corporation and J. Bruce Robinson (incorporated by reference to Cognex's Quarterly Report on Form 10-Q for the quarter ended April 30, 2018 [File No. 1-34218])

10S*
Letter Agreement dated April 1, 2019 between Cognex Corporation and John J. Curran (incorporated by reference to Cognex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 [File No. 1-34218])

10T*
Stock Option Agreement dated May 1, 2019 between Cognex Corporation and Laura MacDonald (incorporated by reference to Cognex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 [File No. 1-34218])

10U*	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan (filed herewith)
18.1	Preferability Letter of Grant Thornton LLP (filed herewith)
21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer) (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer) (furnished herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*.) (filed herewith)
* Indicated management contract or compensatory plan or arrangement

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

Signature	Title	Date

/s/ Robert J. Shillman	Chairman of the Board of Directors and Chief Culture Officer	February 13, 2020
Robert J. Shillman

/s/ Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 13, 2020
Robert J. Willett

/s/ Laura A. MacDonald	Vice President and Corporate Controller (principal financial and accounting officer)	February 13, 2020
Laura A. MacDonald

/s/ Patrick Alias	Director	February 13, 2020
Patrick Alias

/s/ Eugene Banucci	Director	February 13, 2020
Eugene Banucci

/s/ Theodor Krantz	Director	February 13, 2020
Theodor Krantz

/s/ Dianne Parrotte	Director	February 13, 2020
Dianne Parrotte

/s/ Jerry Schneider	Director	February 13, 2020
Jerry Schneider

/s/ Anthony Sun	Director	February 13, 2020
Anthony Sun