Form 10-Q
period 2020-03-29
COGNEX CORP
filed 2020-04-27
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2020 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of March 29, 2020, there were 171,688,004 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	March 29, 2020	March 31, 2019
	(unaudited)
Revenue	$167,235	$173,484
Cost of revenue	41,200	46,284
Gross margin	126,035	127,200
Research, development, and engineering expenses	35,946	30,242
Selling, general, and administrative expenses	69,138	66,811
Operating income	20,951	30,147
Foreign currency gain (loss)	(3,003)	(248)
Investment income	5,229	4,905
Other income (expense)	(183)	927
Income before income tax expense	22,994	35,731
Income tax expense	2,517	2,627
Net income	$20,477	$33,104

Net income per weighted-average common and common-equivalent share:
Basic	$0.12	$0.19
Diluted	$0.12	$0.19

Weighted-average common and common-equivalent shares outstanding:
Basic	172,408	171,098
Diluted	175,602	175,607

Cash dividends per common share	$0.055	$0.050

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	March 29, 2020	March 31, 2019
	(unaudited)
Net income	$20,477	$33,104
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of ($952) and $268 in 2020 and 2019, respectively	(3,861)	2,251
Reclassification of credit loss on investments into current operations	160	—
Reclassification of net realized (gain) loss into current operations	(1,850)	(40)
Net change related to available-for-sale investments	(5,551)	2,211

Foreign currency translation adjustments:
Foreign currency translation adjustments	(7,365)	218
Net change related to foreign currency translation adjustments	(7,365)	218

Other comprehensive income (loss), net of tax	(12,916)	2,429
Total comprehensive income	$7,561	$35,533

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,197	$171,431
Current investments, amortized cost of $155,671 and $235,610 in 2020 and 2019, respectively, allowance for expected credit losses of $0 in 2020 and 2019	159,244	240,470
Accounts receivable, less reserves of $2,061 and $1,821 in 2020 and 2019, respectively	100,463	103,447
Unbilled revenue	5,485	4,782
Inventories	54,985	60,261
Prepaid expenses and other current assets	35,913	26,840
Total current assets	595,287	607,231
Non-current investments, amortized cost of $450,719 and $431,633 in 2020 and 2019, respectively, allowance for expected credit losses of $160 and $0 in 2020 and 2019, respectively	446,955	433,452
Property, plant, and equipment, net	86,702	89,443
Operating lease assets	17,346	17,522
Goodwill	242,214	243,445
Intangible assets, net	38,102	39,490
Deferred income taxes	450,280	449,519
Other assets	8,191	5,833
Total assets	$1,885,077	$1,885,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,195	$17,866
Accrued expenses	63,955	52,199
Accrued income taxes	38,692	30,333
Deferred revenue and customer deposits	26,252	14,432
Operating lease liabilities	5,550	5,647
Total current liabilities	150,644	120,477
Non-current operating lease liabilities	12,416	12,326
Deferred income taxes	330,532	332,344
Reserve for income taxes	11,891	11,563
Non-current accrued income taxes	48,915	51,113
Other liabilities	3,186	2,402
Total liabilities	557,584	530,225

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2020 and 2019, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2020 and 2019, respectively, issued and outstanding: 171,688 and 172,440 shares in 2020 and 2019, respectively	344	345
Additional paid-in capital	664,132	639,372
Retained earnings	713,208	753,268
Accumulated other comprehensive loss, net of tax	(50,191)	(37,275)
Total shareholders’ equity	1,327,493	1,355,710
Total liabilities and shareholders' equity	$1,885,077	$1,885,935

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	March 29, 2020	March 31, 2019
	(unaudited)
Cash flows from operating activities:
Net income	$20,477	$33,104
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14,790	12,281
Depreciation of property, plant, and equipment	5,631	5,175
Amortization of intangible assets	1,388	769
Amortization of discounts or premiums on investments	106	(1,461)
Realized (gain) loss on sale of investments	(1,850)	(40)
Credit loss on investments	160	—
Revaluation of contingent consideration	—	(985)
Change in deferred income taxes	(1,826)	(1,140)
Change in operating assets and liabilities:
Accounts receivable	2,182	12,827
Unbilled revenue	(703)	(1,890)
Inventories	4,954	4,073
Prepaid expenses and other current assets	(9,788)	3,191
Accounts payable	(1,613)	4,245
Accrued expenses	12,720	(11,708)
Accrued income taxes	7,650	(3,501)
Deferred revenue and customer deposits	11,961	6,760
Other	(1,097)	(439)
Net cash provided by operating activities	65,142	61,261
Cash flows from investing activities:
Purchases of investments	(199,530)	(258,596)
Maturities and sales of investments	262,126	193,572
Purchases of property, plant, and equipment	(3,074)	(5,078)
Net cash provided by (used in) investing activities	59,522	(70,102)
Cash flows from financing activities:
Issuance of common stock under stock plans	9,971	14,346
Repurchase of common stock	(51,036)	—
Payment of dividends	(9,503)	(8,564)
Net cash provided by (used in) financing activities	(50,568)	5,782
Effect of foreign exchange rate changes on cash and cash equivalents	(6,330)	143
Net change in cash and cash equivalents	67,766	(2,916)
Cash and cash equivalents at beginning of period	171,431	108,212
Cash and cash equivalents at end of period	$239,197	$105,296

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710
Issuance of common stock under stock plans	463	1	9,970	—	—	9,971
Repurchase of common stock	(1,215)	(2)	—	(51,034)	—	(51,036)
Stock-based compensation expense	—	—	14,790	—	—	14,790
Payment of dividends	—	—	—	(9,503)	—	(9,503)
Net income	—	—	—	20,477	—	20,477
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($952)	—	—	—	—	(3,861)	(3,861)
Reclassification of credit loss on investments					160	160
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(1,850)	(1,850)
Foreign currency translation adjustment	—	—	—	—	(7,365)	(7,365)
Balance as of March 29, 2020 (unaudited)	171,688	$344	$664,132	$713,208	$(50,191)	$1,327,493

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2018	170,820	$342	$529,208	$646,214	$(40,501)	$1,135,263
Issuance of common stock under stock plans	717	1	14,345	—	—	14,346
Stock-based compensation expense	—	—	12,281	—	—	12,281
Payment of dividends	—	—	—	(8,564)	—	(8,564)
Net income	—	—	—	33,104	—	33,104
Net unrealized gain (loss) on available-for-sale investments, net of tax of $268	—	—	—	—	2,251	2,251
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(40)	(40)
Foreign currency translation adjustment	—	—	—	—	218	218
Balance as of March 31, 2019 (unaudited)	171,537	$343	$555,834	$670,754	$(38,072)	$1,188,859

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). As a result of the adoption of ASU 2016-13 "Measurement of Credit Losses on Financial Instruments," Cognex Corporation (the "Company") has provided new disclosures related to credit losses in this Quarterly Report on Form 10-Q. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of other significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, and financial statement reclassifications necessary to present fairly the Company’s financial position as of March 29, 2020, and the results of its operations for the three-month periods ended March 29, 2020 and March 31, 2019, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 29, 2020 are not necessarily indicative of the results to be expected for the full year.
Cash, Cash Equivalents, and Investments
Money market instruments, as well as certificates of deposits and debt securities with original maturities of three months or less, are classified as cash equivalents and are stated at amortized cost. Certificates of deposit and debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as current investments. Debt securities with remaining maturities greater than one year are classified as non-current investments. It is the Company’s policy to invest in debt securities with effective maturities that do not exceed ten years.
Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax and credit losses, recorded in shareholders’ equity as other comprehensive income (loss). Realized gains and losses are included in current operations, along with the amortization of the discount or premium on debt securities arising at acquisition, and are calculated using the specific identification method. The Company’s limited partnership interest is accounted for using the cost method because the Company’s investment is less than 5% of the partnership and the Company has no influence over the partnership’s operating and financial policies. The carrying value of this investment has been reduced to zero, and therefore, distributions are recorded as investment income as they occur.
Management monitors the carrying value of its investments in debt securities compared to their fair value to determine whether a credit loss or other type of impairment has occurred. If the fair value of a debt security is less than its amortized cost, the Company assesses whether the decline has resulted from a credit loss or other factors. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss exists and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis of the security. Credit losses on impaired securities continue to be measured in subsequent periods, using the present value of expected future cash flows, and changes in the expected credit losses are recorded in current operations. Credit losses are included in "Other income (expense)" on the Consolidated Statement of Operations. When developing an estimate of the expected credit losses, the Company considers all available information relevant to assessing the collectability of cash flows. This information includes internal and external factors, historical and current events, reasonable and supportable forecasts including management's expectations of future economic conditions, the type of security, the credit rating of the security, the size of the loss position, as well as other relevant information.
An impairment is recognized as a write-down if (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. If impairment is considered upon condition (i) or (ii) described above, the debt security's amortized cost basis is written-down to its fair value and the impairment is recognized in current operations. Subsequent increases in the fair value of the debt securities after the write-down are included in shareholders' equity as other comprehensive income. The differences between the new amortized cost basis and the cash flows expected to be collected are accreted as interest income.

Unrealized losses, that have not been recorded through an allowance for credit losses or write-down of the debt security, are recorded in shareholders' equity as other comprehensive loss, net of the applicable taxes.
Accounts Receivable
The Company extends credit with various payment terms to customers based upon an evaluation of their financial condition. Accounts that are outstanding longer than the payment terms are considered to be past due. The Company establishes an allowance against accounts receivable for potential credit losses and records bad debt expense in current operations when it determines receivables are at risk for collection based upon the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, general economic and industry conditions, reasonable forecasts about the future, as well as various other factors. Receivables are written off against this allowance in the period they are determined to be uncollectible and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt expense. Credit losses are included in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations.
NOTE 2: New Pronouncements
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
Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848)"
The amendments in this ASU apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect ASU 2020-04 to have a material impact on the Company's consolidated financial statements and disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of March 29, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$13,990	$—	$—
Corporate bonds	—	232,806
Treasury bills	—	210,456	—
Asset-backed securities	—	121,351	—
Sovereign bonds	—	24,570	—
Municipal bonds	—	6,980
Agency bonds	—	5,915	—
Certificate of deposit		4,121
Economic hedge forward contracts	—	131	—
Liabilities:
Economic hedge forward contracts	—	703	—
Contingent consideration liabilities	—	—	1,153

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
The Company recorded credit losses on debt securities totaling $160,000 during the three-month period ended March 29, 2020. No credit losses were recorded during the three-month period ended March 31, 2019.
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
The Company currently has two contingent consideration liabilities related to the Chiaro Technologies, LLC ("Chiaro") and GVi Ventures, Inc. ("GVi") acquisitions. The fair value of the Chiaro contingent consideration liability was $1,153,000 as of March 29, 2020 and December 31, 2019. The undiscounted potential outcomes related to future contingent consideration range from $0 to $1,250,000 based upon certain milestone revenue levels to be paid in 2020 if earned. The GVi contingent consideration liability was written down to zero as of December 31, 2019 resulting from a lower level of revenue in the Americas' automotive industry, and the balance remains at zero as of March 29, 2020. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based upon certain revenue levels over the next two years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as property, plant and equipment, goodwill, and intangible assets are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three-month periods ended March 29, 2020 and March 31, 2019.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	March 29, 2020	December 31, 2019
Cash	$225,207	$155,498
Money market instruments	13,990	15,933
Cash and cash equivalents	239,197	171,431
Asset-backed securities	69,956	66,680
Corporate bonds	54,937	65,624
Treasury bills	19,763	92,914
Municipal bonds	6,980	4,630
Certificate of deposit	4,121	4,328
Sovereign bonds	3,487	6,294
Current investments	159,244	240,470
Treasury bills	190,693	216,334
Corporate bonds	177,869	146,474
Asset-backed securities	51,395	46,403
Sovereign bonds	21,083	16,005
Agency bonds	5,915	5,914
Municipal bonds	—	2,322
Non-current investments	446,955	433,452
	$845,396	$845,353

Asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; certificates of deposit are time deposits held by financial institutions with a fixed interest rate; sovereign bonds consist of direct debt issued by foreign governments; and agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing. All securities are denominated in U.S. Dollars and the certificate of deposit is denominated in Korean Won.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments,” using the modified-retrospective approach, which requires the Company to apply the standard on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is effective. The Company did not record an adjustment to retained earnings, as there were no debt securities with credit losses as of the adoption date.
The following table summarizes the Company’s available-for-sale investments as of March 29, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Asset-backed securities	$70,510	$25	$(579)	$69,956
Corporate bonds	55,404	20	(487)	54,937
Treasury bills	19,328	435	—	19,763
Municipal bonds	6,944	36	—	6,980
Sovereign bonds	3,485	2	—	3,487
Non-current:
Treasury bills	187,794	2,899	—	190,693
Corporate bonds	183,646	117	(5,894)	177,869
Asset-backed securities	52,405	55	(1,065)	51,395
Sovereign bonds	20,944	147	(8)	21,083
Agency bonds	5,930	—	(15)	5,915
	$606,390	$3,736	$(8,048)	$602,078

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of March 29, 2020 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$195,755	$(6,337)	$1,146	$(44)	$196,901	$(6,381)
Asset-backed securities	108,932	(1,640)	674	(4)	109,606	(1,644)
Sovereign bonds	13,662	(8)	—	—	13,662	(8)
Agency bonds	3,123	(6)	2,792	(9)	5,915	(15)
	$321,472	$(7,991)	$4,612	$(57)	$326,084	$(8,048)

The Company recorded credit losses on debt securities totaling $160,000 during the three-month period ended March 29, 2020. No credit losses on debt securities were recorded during the three-month period ended March 31, 2019. Credit losses are included in "Other income (expense)" on the Consolidated Statement of Operations.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $2,268,000 and $2,874,000 as of March 29, 2020 and December 31, 2019, respectively.
In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The following table summarizes the allowance for credit losses activity for the three-month period ended March 29, 2020 (in thousands):

Balance as of December 31, 2019	$—
Increases to the allowance for credit losses	160
Write-offs	—
Balance as of March 29, 2020	$160

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $1,865,000 and $15,000, respectively, during the three-month period ended March 29, 2020 and $64,000 and $24,000, respectively, during the three-month period ended March 31, 2019. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive loss.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of March 29, 2020 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$54,937	$87,940	$80,663	$9,266	$—	$232,806
Treasury bills	19,763	101,648	89,045	—	—	210,456
Asset-backed securities	69,956	10,436	33,206	3,393	4,360	121,351
Sovereign bonds	3,487	21,083	—	—	—	24,570
Municipal bonds	6,980	—	—	—	—	6,980
Agency bonds	—	—	5,915	—	—	5,915
	$155,123	$221,107	$208,829	$12,659	$4,360	$602,078

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	March 29, 2020	December 31, 2019
Raw materials	$23,246	$27,285
Work-in-process	6,034	5,503
Finished goods	25,705	27,473
	$54,985	$60,261

NOTE 6:  Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of March 29, 2020. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the leases outstanding as of March 29, 2020.
The total operating lease expense for the three-month periods ended March 29, 2020 and March 31, 2019 was $1,906,000 and $1,485,000, respectively. The total operating lease cash payments for the three-month periods ended March 29, 2020 and March 31, 2019 were $1,863,000 and $1,401,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $39,000 and $169,000 for the three-month periods ended March 29, 2020 and March 31, 2019, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2020	$5,001
2021	6,223
2022	4,739
2023	3,712
2024	1,490
2025	429
Thereafter	—
$21,594

The discounted present value of the future lease cash payments resulted in a lease liability of $17,966,000 and $17,973,000 as of March 29, 2020 and December 31, 2019, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of March 29, 2020 or March 31, 2019.
The weighted-average discount rate was 4.4% and 4.8% for the leases outstanding as of March 29, 2020 and March 31, 2019, respectively. The weighted-average remaining lease term was 3.7 and 4.1 for the leases outstanding as of March 29, 2020 and March 31, 2019, respectively.
The Company owns a building adjacent to its corporate headquarters that is partially occupied by a tenant who has a lease agreement that will expire in 2022. Rental income was $77,000 for both periods ended March 29, 2020 and March 31, 2019, respectively.
Future minimum rental receipts under non-cancelable lease agreements are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2020	$230
2021	307
2022	307
$844

NOTE 7:  Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$243,445
Foreign exchange rate changes	(1,231)
Balance as of March 29, 2020	$242,214

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	31,987	10,154	21,833
Customer relationships	14,407	6,738	7,669
In-process technologies	8,200	—	8,200
Non-compete agreements	710	395	315
Trademarks	110	25	85
Balance as of March 29, 2020	$93,474	$55,372	$38,102

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	31,987	9,160	22,827
Customer relationships	14,407	6,402	8,005
In-process technologies	8,200	—	8,200
Non-compete agreements	710	350	360
Trademarks	110	12	98
Balance as of December 31, 2019	$93,474	$53,984	$39,490

In connection with the acquisition of Sualab Co., Ltd. ("Sualab") in the fourth quarter of 2019, the Company acquired in-process technologies valued at $8,200,000. In-process technology is an indefinite-lived intangible asset until the technology is finalized, at which point it is amortized over its estimated useful life.
As of March 29, 2020, estimated future amortization expense related to intangible assets is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2020	$4,023
2021	5,232
2022	4,862
2023	4,160
2024	3,593
2025	3,270
Thereafter	4,762
$29,902

NOTE 9: Warranty Obligations
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2019	$4,713
Provisions for warranties issued during the period	725
Fulfillment of warranty obligations	(419)
Balance as of March 29, 2020	$5,019

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
The Company had the following outstanding forward contracts (in thousands):

	March 29, 2020		December 31, 2019
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Korean Won	130,400,000	$107,516	161,951,500	$139,688
Euro	37,500	41,275	18,000	20,249
Mexican Peso	180,000	7,647	80,000	4,223
Japanese Yen	600,000	5,540	575,000	5,291
British Pound	2,750	3,364	2,700	3,569
Hungarian Forint	980,000	3,026	870,000	2,962
Canadian Dollar	1,300	922	1,300	1,000
Taiwanese Dollar	22,000	735	37,450	1,256
Singapore Dollar	—	—	845	628

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 29, 2020	December 31, 2019	Sheet Location	March 29, 2020	December 31, 2019
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$131	$857	Accrued expenses	$703	$23

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	March 29, 2020	December 31, 2019		March 29, 2020	December 31, 2019
Gross amounts of recognized assets	$131	$857	Gross amounts of recognized liabilities	$703	$23
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$131	$857	Net amount of liabilities presented	$703	$23

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		March 29, 2020	March 31, 2019
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(8,240)	$505

NOTE 11: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	March 29, 2020	March 31, 2019
Americas	$60,247	$64,770
Europe	48,582	59,539
Greater China	26,403	22,816
Other Asia	32,003	26,359
	$167,235	$173,484

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	March 29, 2020	March 31, 2020
Standard products and services	$152,854	$161,052
Application-specific customer solutions	14,381	12,432
	$167,235	$173,484

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $5,835,000 and $3,963,000 as of March 29, 2020 and December 31, 2019, respectively.

Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains an allowance against its accounts receivable for potential credit losses. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.
On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments,” using the modified-retrospective approach, which requires the Company to apply the standard on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is effective. The Company did not record an adjustment to retained earnings as this ASU did not have a material impact on the Company's consolidated allowance for credit losses.
The Company recorded credit losses on accounts receivable of $300,000 for the three-month period ended March 29, 2020. No credit losses on accounts receivables were recorded during the three-month period ended March 31, 2019.
The following table summarizes the allowance for credit losses activity for the three-month period ended March 29, 2020 (in thousands):

Balance as of December 31, 2019	$530
Increases to the allowance for credit losses	300
Write-offs	(64)
Foreign exchange rate changes	5
Balance as of March 29, 2020	$771

The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended March 29, 2020 (in thousands):

Balance as of December 31, 2019	$14,432
Increases to deferred revenue and customer deposits	24,625
Recognition of revenue	(12,670)
Foreign exchange rate changes	(135)
Balance as of March 29, 2020	$26,252

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 12: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units ("RSUs"). As of March 29, 2020, the Company had 16,115,000 shares available for grant. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options
The following table summarizes the Company’s stock option activity for the three-month period ended March 29, 2020:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	12,899	$37.95
Granted	883	50.94
Exercised	(463)	21.52
Forfeited or expired	(83)	50.10
Outstanding as of March 29, 2020	13,236	$39.32	7.12	$113,087
Exercisable as of March 29. 2020	6,652	$30.93	6.01	$98,637
Options vested or expected to vest as of March 29, 2020 (1)	12,139	$38.37	6.98	$112,251
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	March 29, 2020	March 31, 2019
Risk-free rate	1.6%	2.7%
Expected dividend yield	0.43%	0.39%
Expected volatility	37%	37%
Expected term (in years)	6.0	5.3

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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended March 29, 2020 and March 31, 2019 were $18.46 and $18.59, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended March 29, 2020 and March 31, 2019 were $14,454,000 and $22,579,000, respectively. The total fair values of stock options vested for the three-month periods ended March 29, 2020 and March 31, 2019 were $36,664,000 and $29,972,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the three-month period ended March 29, 2020:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2019	150	$48.63
Granted	390	50.94
Vested	—	—
Forfeited or expired	(4)	50.28
Nonvested as of March 29, 2020	536	$50.30

The weighted-average grant-date fair values of RSUs granted during the three-month period ended March 29, 2020 was $50.94. There were no RSUs that vested during the three-month period ended March 29, 2020. There were no RSUs granted or vested during the three-month period ended March 31, 2019.
Stock-Based Compensation Expense
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 7% to all equity awards for senior management and a rate of 12% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate. This resulted in an increase to compensation expense of $1,787,000 in 2020 and a decrease to compensation expense of $499,000 in 2019.
As of March 29, 2020, total unrecognized compensation expense related to non-vested equity awards, including stock options and RSUs, was $72,823,000, which is expected to be recognized over a weighted-average period of 2.21 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended March 29, 2020 were $14,790,000 and $2,564,000, respectively, and for the three-month period ended March 31, 2019 were $12,281,000 and $2,222,000, respectively. No compensation expense was capitalized as of March 29, 2020 or December 31, 2019.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	March 29, 2020	March 31, 2019
Cost of revenue	$354	$451
Research, development, and engineering	5,366	4,467
Selling, general, and administrative	9,070	7,363
	$14,790	$12,281

NOTE 13: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of March 29, 2020, the Company repurchased 2,816,000 shares at a cost of $121,348,000 under this program, including 1,215,000 shares at a cost of $51,036,000 during the three-month period ended March 29, 2020, leaving a remaining balance of $78,652,000. On March 12, 2020 the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee equity awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14: Income Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended
	March 29, 2020	March 31, 2019
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%
State income taxes, net of federal benefit	1%	1%
Foreign tax rate differential	(6)%	(9)%
Tax credit	(1)%	—%
Discrete tax benefit related to stock options	(7)%	(8)%
Other discrete tax events	1%	—%
Other	2%	2%
Income tax expense	11%	7%

The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a decrease in the effective tax rate by 6 and 9 percentage points for the three-month periods ended March 29, 2020 and March 31, 2019, respectively. Management has determined that earnings from its legal entity in China will be indefinitely reinvested to provide local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested.
The excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises resulted in a decrease in the effective tax rate by 7 and 8 percentage points for the three-month periods ended March 29, 2020 and March 31, 2019, respectively.
During the three-month period ended March 29, 2020, the Company recorded a $306,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $155,000 for the three-month period ended March 29, 2020.
The Company’s reserve for income taxes, including gross interest and penalties, was $12,919,000 as of March 29, 2020, which included $11,891,000 classified as a non-current liability and $1,028,000 recorded as an increase to a non-current deferred tax liability. The amount of gross interest and penalties included in these balances was $1,109,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $1,300,000 to $1,400,000 over the next twelve months.
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
NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	March 29, 2020	March 31, 2019
Basic weighted-average common shares outstanding	172,408	171,098
Effect of dilutive equity awards	3,194	4,509
Weighted-average common and common-equivalent shares outstanding	175,602	175,607

Stock options to purchase 6,273,000 and 4,832,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended March 29, 2020 and March 31, 2019, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. There were no anti-dilutive

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

restricted stock units outstanding, on a weighted-average basis, during the three-month periods ended March 29, 2020 and March 31, 2019, respectively.
NOTE 16: Subsequent Events
On April 27, 2020, the Company’s Board of Directors declared a cash dividend of $0.055 per share. The dividend is payable on May 29, 2020 to all shareholders of record as of the close of business on May 15, 2020.
In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights have emerged.  The Company is currently evaluating this law and any related impact to its financial position or results of operations.
The COVID-19 (also referred to as "coronavirus") outbreak had a modest adverse impact on our business in the first quarter of 2020, primarily near the end of the quarter. This impact has expanded and accelerated into the second quarter, as we have noted lower demand for our products in certain industries, additional disruptions to our supply chain, longer customer delivery times, higher delivery costs, and further shutdowns of customer facilities. While it is difficult for us to quantify the duration and severity of this impact due to many factors beyond our control and knowledge, including changing governmental regulations and the scope and duration of social distancing and commerce restrictions, we expect the impact on our business to be more significant in the second quarter than the first quarter of 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, the expected impact of the COVID-19 outbreak on our business and results of operations, customer order rates and timing of related revenue, future product mix, research and development activities, investments, strategic plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact, duration and severity of the COVID-19 outbreak; (2) current and future conditions in the global economy, including the impact of the COVID-19 outbreak and the imposition of tariffs or export controls; (3) the loss of, or curtailment of purchases by, a large customer; (4) the reliance on revenue from the consumer electronics or automotive industries; (5) the inability to penetrate the logistics industry and other new markets; (6) the inability to achieve significant international revenue; (7) fluctuations in foreign currency exchange rates and the use of derivative instruments; (8) information security breaches or business system disruptions; (9) the inability to attract and retain skilled employees; (10) the failure to effectively manage our growth; (11) the reliance upon key suppliers to manufacture and deliver critical components for our products; (12) the failure to effectively manage product transitions or accurately forecast customer demand; (13) the inability to design and manufacture high-quality products; (14) the technological obsolescence of current products and the inability to develop new products; (15) the failure to properly manage the distribution of products and services; (16) the inability to protect our proprietary technology and intellectual property; (17) our involvement in time-consuming and costly litigation; (18) the impact of competitive pressures; (19) the challenges in integrating and achieving expected results from acquired businesses, including the recent acquisition of Sualab; (20) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; and (21) exposure to additional tax liabilities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Revenue for the first quarter of 2020 totaled $167,235,000, representing a decrease of 4% from the first quarter of 2019. The decrease was driven by lower revenue from the automotive industry, which is our largest market, partially offset by higher revenue from the electronics industry. Although revenue for the first quarter of 2020 was adversely impacted by the COVID-19 outbreak, first in China and then later in the quarter in other regions, we expect this impact to be more significant to our business in the second quarter of 2020. Gross margin was 75% for the first quarter of 2020 compared to 73% for the first quarter of 2019 due primarily to favorable product mix toward higher-margin sales in the electronics industry. Operating expenses increased by 8% over the prior year due to investments to support the Company's strategic priorities, including ongoing costs related to the acquisition of Sualab Co., Ltd. in the fourth quarter of 2019. The Company also recorded higher stock expense and incentive compensation accruals in the first quarter of 2020. As a result of the lower revenue level and continued investments, operating income was 13% of revenue for the first quarter of 2020 compared to 17% for the first quarter of 2019, net income was 12% of revenue for the first quarter of 2020 compared to 19% for the first quarter of 2019, and net income per diluted share was $0.12 for the first quarter of 2020 compared to $0.19 for the first quarter of 2019.
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
Revenue
Revenue for the first quarter of 2020 totaled $167,235,000, representing a decrease of $6,249,000, or 4%, over the first quarter of 2019. Changes in foreign currency exchange rates did not have a material impact on revenue.
The COVID-19 outbreak had a modest adverse impact on our business in the first quarter of 2020, primarily near the end of the quarter. This impact included lower demand for our products in certain industries, disruptions to our supply chain, and the shutdown of certain customer facilities. This impact was most significant in the automotive industry, for which revenue had been declining prior to the COVID-19 outbreak and this decline was further exacerbated by the effects of COVID-19. These conditions also had a lesser impact on the timing of revenue from customers in the logistics industry, resulting in delays in shipments and on-site customer installations. The decrease in automotive and other industries was partially offset by higher revenue from customers in the electronics industry, as well as from customers in a few other smaller industries we serve.
From a geographic perspective, revenue from customers based in the Americas decreased by 7% and revenue from customers based in Europe decreased by 18%, with the most significant decrease coming from the automotive industry. Revenue from customers based in Greater China and other countries in Asia, however, increased by 16% and 21%, respectively, as higher revenue from the electronics industry was only partially offset by lower revenue from the automotive industry.
As of the date of this report, we expect revenue for the second quarter of 2020 to be lower than the first quarter of 2020 due to the continued impact of COVID-19 on our business. This impact has expanded and accelerated into the second quarter, as we have noted lower demand for our products in certain industries, additional disruptions to our supply chain, longer customer delivery times, and further shutdowns of customer facilities. The shutdown of certain customer facilities may impact our ability to deliver products and perform on-site services, which may delay revenue recognition. While it is difficult for us to quantify this impact due to many factors beyond our control and knowledge, including changing governmental regulations and the scope and duration of social distancing and commerce restrictions, we expect the impact on our business to be more significant in the second quarter than the first quarter of 2020.
Gross Margin
Gross margin as a percentage of revenue was 75% for the first quarter of 2020 compared to 73% for the first quarter of 2019. The increase in the gross margin percentage was due primarily to favorable product mix toward higher-margin sales in the electronics industry.
As of the date of this report, we expect gross margin as a percentage of revenue for the second quarter of 2020 to be in the mid-70s range, but lower than the gross margin reported for the first quarter of 2020 due to the anticipated lower revenue level and less favorable product mix. We also expect to incur higher delivery costs in the second quarter resulting from expediting materials and freight surcharges passed on by carriers as a result of COVID-19.
Operating Expenses
Research, development, and engineering (RD&E) expenses increased by $5,704,000, or 19%, from the first quarter of 2019 as detailed in the table below (in thousands).

Three-month period
RD&E expenses for the first quarter of 2019	$30,242
Personnel-related costs	1,628
Acquisition deferred compensation	1,310
Stock expense	958
Incentive compensation	948
Other	860
RD&E expenses for the first quarter of 2020	$35,946
RD&E expenses increased due to higher personnel-related costs resulting primarily from headcount additions to support the Company's strategic priorities, of which $914,000 related to a team of deep learning engineers from the Company's acquisition of Sualab Co., Ltd. in the fourth quarter of 2019. The consideration from this acquisition included deferred payments that are being recorded as compensation expense over four years from the closing date, which accounted for an additional $1,310,000 of the increase in RD&E expense.
The Company recorded higher stock expense and incentive compensation accruals in the first quarter of 2020. Stock expense was higher than the prior year due partially to the impact of revised forfeiture rates. Annual incentive compensation plans were reset at the beginning of the year with relevant performance goals for 2020. We will continue to monitor the achievement of these performance goals for the remainder of the year due to the impact of COVID-19 on our business, among other factors, which may result in adjustments to our incentive compensation accruals in future quarters.
RD&E expenses as a percentage of revenue were 21% for the first quarter of 2020 compared to 17% for the first quarter of 2019. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products, to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and currently intend to continue our product development plans during periods of lower revenue levels, which may result in a higher level of RD&E expenses as a percentage of revenue in future quarters compared to the 21% reported in the first quarter of 2020.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $2,327,000, or 3%, from the first quarter of 2019 as detailed in the table below (in thousands).

Three-month period
SG&A expense in the first quarter of 2019	$66,811
Personnel-related costs	2,048
Stock expense	1,785
Incentive compensation	1,129
Travel expense	(1,745)
Other	(890)
SG&A expense in the first quarter of 2020	$69,138
SG&A expenses increased due to higher personnel-related costs resulting primarily from headcount additions and the reallocation of sales resources to support the Company's strategic priorities. Although our total sales personnel at the end of the first quarter of 2020 was relatively flat with the first quarter of 2019, we have reallocated our sales resources to areas of our business where we see the highest opportunity for growth, which has resulted in a shift toward regions with relatively higher labor costs.
The Company recorded higher stock expense and incentive compensation accruals in the first quarter of 2020. Stock expense was higher than the prior year due partially to the impact of revised forfeiture rates. Annual incentive compensation plans were reset at the beginning of the year with relevant performance goals for 2020. We will continue to monitor the achievement of these performance goals for the remainder of the year due to the impact of COVID-19 on our business, among other factors, which may result in adjustments to our incentive compensation accruals in future quarters.

These increases were partially offset by lower travel expenses resulting from COVID-19 restrictions. We expect these restrictions to continue in the second quarter of 2020, resulting in a further reduction in travel expenses compared to both the first quarter of 2020 and the second quarter of 2019.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $3,003,000 for the first quarter of 2020 and $248,000 for the first quarter of 2019. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. The increase in foreign currency losses in the first quarter of 2020 was primarily related to the revaluation of an intercompany balance that was created by the migration of acquired intellectual property from one subsidiary to another in the fourth quarter of 2019. This intercompany balance is expected to be settled in 2020.
Investment income increased by $324,000, or 7%, from the prior year. The increase was due to higher yields on the Company's portfolio of debt securities, and to a lesser extent additional funds available for investment.
The Company recorded other expense of $183,000 for the first quarter of 2020 and other income of $927,000 for the first quarter of 2019. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions. The Company recorded a $1,060,000 decrease in the fair value of its GVi contingent consideration liability that was recorded as other income in the first quarter of 2019, resulting from a lower level of revenue in the Americas’ automotive industry.
Income Tax Expense
The Company’s effective tax rate was 11% of pre-tax income for the first quarter of 2020 compared to 7% of pre-tax income for the first quarter of 2019.
The effective tax rate included a decrease in tax expense of $1,680,000 for the first quarter of 2020 and $2,730,000 for the first quarter of 2019 primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Other discrete tax items included an increase in tax expense of $242,000 for the first quarter of 2020 from the final true-up of the prior year's tax accrual upon filing the related tax return.
Excluding the impact of these discrete items, the Company’s effective tax rate was 17% of pre-tax income for the first quarter of 2020 compared to 15% of pre-tax income for the first quarter of 2019. This increase was due to more of the Company's profits being earned and taxed in higher tax jurisdictions, which included the impact of changes made to the Company's international tax structure in the fourth quarter of 2019.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $845,396,000 as of March 29, 2020. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements for the first quarter of 2020 were primarily met with positive cash flows from operations and the sale of investments. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Capital expenditures for the first quarter of 2020 totaled $3,074,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and various leased facilities.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of March 29, 2020, the Company repurchased 2,816,000 shares at a cost of $121,348,000 under this program, including 1,215,000 shares at a cost of $51,036,000 for the first quarter of 2020, leaving a remaining balance of $78,652,000. On March 12, 2020 the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee equity awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

The Company’s Board of Directors declared and paid cash dividends of $0.050 per share in the first, second, and third quarters of 2019. The dividend was increased to $0.055 per share in the fourth quarter of 2019 and the first quarter of 2020. Total dividends paid amounted to $9,503,000 for the first quarter of 2020. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of March 29, 2020, the Company had $845,396,000 in cash and investments. In addition, the Company has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position to maintain our liquidity during downturns in our business related to COVID-19 and with respect to our longer-term liquidity needs.

New Pronouncements
Refer to Part I - Note 2 within this Form 10-Q, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2019.
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
There was no change in the Company's internal control over the financial reporting that occurred during the quarter ended March 29, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have considered the impact of COVID-19 on our internal controls over financial reporting.  Personnel constraints related to working from home have made our ability to execute certain controls more challenging; however, we have enhanced existing monitoring controls in an effort to ensure we continue to have effective internal controls during this time.

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
ITEM 1A. RISK FACTORS
For a complete list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following information updates, and should be read in conjunction with, Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Our business has been, and is expected to continue to be, adversely affected by the recent COVID-19 outbreak.
The COVID-19 (also referred to as “coronavirus”) outbreak, which was first reported in China in the beginning of 2020, developed into a global pandemic in March 2020. The COVID-19 outbreak had a modest adverse impact on our business in the first quarter of 2020, primarily near the end of the quarter. This impact has expanded and accelerated into the second quarter, as we have noted lower demand for our products in certain industries, additional disruptions to our supply chain, longer customer delivery times, higher delivery costs, and further shutdowns of customer facilities.
We face several risks and uncertainties related to the impact of COVID-19 on our business. It is difficult for us to quantify the duration and severity of this impact due to many factors beyond our control and knowledge, including changing governmental regulations and the scope and duration of social distancing and commercial restrictions. These risks and uncertainties include, among others:

•	our customers may further delay or cancel orders for our products,

•	additional customer facilities may be shutdown for extended periods of time, resulting in our inability to deliver products, perform on-site services, or make on-site sales visits,

•	our customers may not have sufficient cash flow or access to financing to purchase our products,

•	our customers may not pay us within agreed upon terms or may default on their payments altogether,

•
our vendors may be unable to fulfill their delivery obligations to us within acceptable lead times for extended periods of time, which may force us to seek alternative sources of supply at higher costs,

•	our contract manufacturers may experience interruptions that result in delivery delays and higher costs for our products,

•	we may experience manufacturing delays and higher costs in the event of a supply disruption from a single-source vendor,

•	we may experience extended customer delivery times and higher delivery costs,

•
our distribution centers in Natick, Massachusetts and Cork, Ireland may be forced to operate with a significantly reduced workforce or be forced to shut down altogether due to government regulations or health concerns,

•	our online sales and marketing efforts may be less effective than face-to-face activities, resulting in less customer acquisition and lower sales from new products,

•	challenges involved in working from home may delay certain of our new product introductions,

•	lower demand for our products may result in charges for excess and obsolete inventory if we are unable to sell inventory that is either already on hand or committed to purchase,

•	lower cash flows may result in impairment charges for acquired intangible assets or goodwill,

•	our investment portfolio of debt securities may be exposed to material credit losses, and

•	a decline in our stock price may make stock-based awards a less attractive form of compensation and a less attractive form of retention for our employees.
These risks and uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. The impact of COVID-19 also may exacerbate other risks discussed in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material adverse effect on our business, results of operations and financial condition. This situation is continuously changing and additional impacts on our business may arise of which we are not currently aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended March 29, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 26, 2020	—	$—	—	$129,688,000
January 27 - February 23, 2020	—	—	—	129,688,000
February 24 - March 29, 2020	1,215,000	42.01	1,215,000	278,652,000
Total	1,215,000	$42.01	1,215,000	$278,652,000
(1) In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Purchases under this program commenced in October 2018. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock.  This new authorization will commence once the Company completes the October 2018 program, with repurchases subject to market conditions and other relevant factors. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
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

Date:	April 27, 2020	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)