Form 10-Q
period 2020-09-27
COGNEX CORP
filed 2020-10-28
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2020 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of September 27, 2020, there were 174,632,828 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(unaudited)		(unaudited)
Revenue	$251,073	$183,325	$587,405	$555,856
Cost of revenue	59,741	47,632	151,261	144,883
Gross margin	191,332	135,693	436,144	410,973
Research, development, and engineering expenses	30,240	28,115	96,583	86,436
Selling, general, and administrative expenses	64,206	64,486	193,497	199,542
Restructuring charges (Note 16)	251	—	15,049	—
Intangible asset impairment charges (Note 8)	—	—	19,571	—
Operating income	96,635	43,092	111,444	124,995
Foreign currency gain (loss)	2,357	(1,295)	(310)	(1,403)
Investment income	2,490	5,114	11,010	15,242
Other income (expense)	(173)	456	(153)	1,239
Income before income tax expense	101,309	47,367	121,991	140,073
Income tax expense	13,803	5,682	15,150	16,535
Net income	$87,506	$41,685	$106,841	$123,538

Net income per weighted-average common and common-equivalent share:
Basic	$0.50	$0.24	$0.62	$0.72
Diluted	$0.49	$0.24	$0.61	$0.71

Weighted-average common and common-equivalent shares outstanding:
Basic	173,943	170,744	172,881	171,053
Diluted	177,138	174,449	176,038	175,164

Cash dividends per common share	$0.055	$0.050	$0.165	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(unaudited)		(unaudited)
Net income	$87,506	$41,685	$106,841	$123,538
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $2,855 and ($5) in the three-month periods and net of tax of $1,067 and $502 in the nine-month periods, respectively	(2,308)	265	6,282	4,827
Reclassification of credit (recovery) loss on investments into current operations	—	—	75	—
Reclassification of net realized (gain) loss into current operations	(786)	(294)	(3,591)	(716)
Net change related to available-for-sale investments	(3,094)	(29)	2,766	4,111

Foreign currency translation adjustments:
Foreign currency translation adjustments	2,098	(1,099)	(3,364)	(1,544)
Net change related to foreign currency translation adjustments	2,098	(1,099)	(3,364)	(1,544)

Other comprehensive income (loss), net of tax	(996)	(1,128)	(598)	2,567
Total comprehensive income	$86,510	$40,557	$106,243	$126,105

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$298,356	$171,431
Current investments, amortized cost of $94,761 and $235,610 in 2020 and 2019, respectively, allowance for expected credit losses of $0 in 2020 and 2019	95,365	240,470
Accounts receivable, less reserves of $913 and $1,821 in 2020 and 2019, respectively	127,755	103,447
Unbilled revenue	15,389	4,782
Inventories	53,860	60,261
Prepaid expenses and other current assets	37,411	26,840
Total current assets	628,136	607,231
Non-current investments, amortized cost of $613,838 and $431,633 in 2020 and 2019, respectively, allowance for expected credit losses of $75 and $0 in 2020 and 2019, respectively	619,343	433,452
Property, plant, and equipment, net	81,225	89,443
Operating lease assets	24,942	17,522
Goodwill	243,129	243,445
Intangible assets, net	16,482	39,490
Deferred income taxes	439,574	449,519
Other assets	7,684	5,833
Total assets	$2,060,515	$1,885,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,464	$17,866
Accrued expenses	68,348	52,199
Accrued income taxes	8,006	30,333
Deferred revenue and customer deposits	33,717	14,432
Operating lease liabilities	7,863	5,647
Total current liabilities	139,398	120,477
Non-current operating lease liabilities	20,053	12,326
Deferred income taxes	326,703	332,344
Reserve for income taxes	11,325	11,563
Non-current accrued income taxes	48,915	51,113
Other liabilities	8,292	2,402
Total liabilities	554,686	530,225

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2020 and 2019, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2020 and 2019, respectively, issued and outstanding: 174,633 and 172,440 shares in 2020 and 2019, respectively	349	345
Additional paid-in capital	762,832	639,372
Retained earnings	780,521	753,268
Accumulated other comprehensive loss, net of tax	(37,873)	(37,275)
Total shareholders’ equity	1,505,829	1,355,710
Total liabilities and shareholders' equity	$2,060,515	$1,885,935

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	September 27, 2020	September 29, 2019
	(unaudited)
Cash flows from operating activities:
Net income	$106,841	$123,538
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	32,076	33,442
Depreciation of property, plant, and equipment	16,467	15,800
Amortization of intangible assets	3,437	2,119
Intangible asset impairment charges	19,571	—
Excess and obsolete inventory charges	9,386	4,121
Operating lease asset impairment charges	2,534	—
Amortization of discounts or premiums on investments	765	(563)
Realized gain on sale of investments	(3,591)	(716)
Credit loss on investments	75	—
Revaluation of contingent consideration	(114)	(1,401)
Change in deferred income taxes	3,194	(1,805)
Change in operating assets and liabilities:
Accounts receivable	(23,878)	11,387
Unbilled revenue	(10,606)	(2,900)
Inventories	(3,065)	13,898
Prepaid expenses and other current assets	(10,718)	5,827
Accounts payable	3,587	(3,398)
Accrued expenses	17,028	(11,827)
Accrued income taxes	(23,627)	(1,043)
Deferred revenue and customer deposits	19,066	698
Other	1,022	(1,616)
Net cash provided by operating activities	159,450	185,561
Cash flows from investing activities:
Purchases of investments	(601,447)	(883,363)
Maturities and sales of investments	567,245	781,929
Purchases of property, plant, and equipment	(9,829)	(13,518)
Net cash provided by (used in) investing activities	(44,031)	(114,952)
Cash flows from financing activities:
Issuance of common stock under stock plans	91,390	31,780
Repurchase of common stock	(51,036)	(61,690)
Payment of dividends	(28,554)	(25,682)
Payment of contingent consideration	(1,039)	—
Net cash provided by (used in) financing activities	10,761	(55,592)
Effect of foreign exchange rate changes on cash and cash equivalents	745	(1,528)
Net change in cash and cash equivalents	126,925	13,489
Cash and cash equivalents at beginning of period	171,431	108,212
Cash and cash equivalents at end of period	$298,356	$121,701

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 28, 2020	173,047	$346	$710,412	$702,597	$(36,877)	$1,376,478
Issuance of common stock under stock plans	1,586	3	43,152	—	—	43,155
Repurchase of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,268	—	—	9,268
Payment of dividends	—	—	—	(9,582)	—	(9,582)
Net income	—	—	—	87,506	—	87,506
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,855	—	—	—	—	(2,308)	(2,308)
Reclassification of credit (recovery) loss on investments	—	—	—	—	—	—
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(786)	(786)
Foreign currency translation adjustment	—	—	—	—	2,098	2,098
Balance as of September 27, 2020 (unaudited)	174,633	$349	$762,832	$780,521	$(37,873)	$1,505,829

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 30, 2019	170,661	$341	$578,871	$649,234	$(36,806)	$1,191,640
Issuance of common stock under stock plans	236	1	5,362	—	—	5,363
Repurchase of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,194	—	—	10,194
Payment of dividends	—	—	—	(8,536)	—	(8,536)
Net income	—	—	—	41,685	—	41,685
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($5)	—	—	—	—	265	265
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(294)	(294)
Foreign currency translation adjustment	—	—	—	—	(1,099)	(1,099)
Balance as of September 29, 2019 (unaudited)	170,897	$342	$594,427	$682,383	$(37,934)	$1,239,218

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710
Issuance of common stock under stock plans	3,408	6	91,384	—	—	91,390
Repurchase of common stock	(1,215)	(2)	—	(51,034)	—	(51,036)
Stock-based compensation expense	—	—	32,076	—	—	32,076
Payment of dividends	—	—	—	(28,554)	—	(28,554)
Net income	—	—	—	106,841	—	106,841
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,067	—	—	—	—	6,282	6,282
Reclassification of credit loss on investments	—	—	—	—	75	75
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(3,591)	(3,591)
Foreign currency translation adjustment	—	—	—	—	(3,364)	(3,364)
Balance as of September 27, 2020 (unaudited)	174,633	$349	$762,832	$780,521	$(37,873)	$1,505,829

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2018	170,820	$342	$529,208	$646,214	$(40,501)	$1,135,263
Issuance of common stock under stock plans	1,475	3	31,777	—	—	31,780
Repurchase of common stock	(1,398)	(3)	—	(61,687)	—	(61,690)
Stock-based compensation expense	—	—	33,442	—	—	33,442
Payment of dividends	—	—	—	(25,682)	—	(25,682)
Net income	—	—	—	123,538	—	123,538
Net unrealized gain (loss) on available-for-sale investments, net of tax of $502	—	—	—	—	4,827	4,827
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(716)	(716)
Foreign currency translation adjustment	—	—	—	—	(1,544)	(1,544)
Balance as of September 29, 2019 (unaudited)	170,897	$342	$594,427	$682,383	$(37,934)	$1,239,218

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
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, excess and obsolete inventory charges (Note 5), intangible asset impairment charges (Note 8), restructuring charges (Note 16), and financial statement reclassifications necessary to present fairly the Company’s financial position as of September 27, 2020, and the results of its operations for the three-month and nine-month periods ended September 27, 2020 and September 29, 2019, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 27, 2020 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of September 27, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$3,926	$—	$—
Treasury bills	—	270,091	—
Corporate bonds	—	259,887	—
Asset-backed securities	—	129,543	—
Agency bonds	—	28,274	—
Sovereign bonds	—	24,496	—
Municipal bonds	—	2,417	—
Economic hedge forward contracts	—	313	—
Liabilities:
Economic hedge forward contracts	—	121	—
Contingent consideration liabilities	—	—	—
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
The Company recorded no gross credit losses or gross credit recoveries on debt securities for the three-month period ended September 27, 2020, and $160,000 and $85,000, respectively, for the nine-month period ended September 27, 2020. No credit losses or recoveries on debt securities were recorded for the three-month or nine-month periods ended September 29, 2019. Credit losses and recoveries are included in "Other income (expense)" on the Consolidated Statements of Operations.
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
The fair value of the contingent consideration liability related to the Company's acquisition of Chiaro Technologies, LLC was $1,153,000 as of December 31, 2019. During the second quarter of 2020, the Company paid out $1,039,000 based upon the revenue levels achieved, with the remaining $114,000 recorded as a fair value adjustment in "Other income (expense)" on the Consolidated Statements of Operations.
The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. was written down to zero as of December 31, 2019 resulting from a lower level of revenue in the Americas' automotive industry, and the balance remains at zero as of September 27, 2020. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based upon certain revenue levels over the next two years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances, referred to as "triggering events," indicate the carrying value may not be recoverable. Our business has been adversely and materially impacted by deteriorating global economic conditions resulting from the COVID-19 pandemic. These conditions triggered a review of long-lived assets for potential impairment as of May 26, 2020, which resulted in operating lease asset impairment charges of $2,534,000 in the second quarter of 2020 (refer to Notes 6 and 16) that are included in "Restructuring charges" on the Consolidated Statements of Operations, and intangible asset impairment charges of $19,571,000 in the second quarter of 2020 (refer to Note 8). These fair value measurements are based upon the present values of future cash flows using significant inputs that are not observable in the market, and are therefore classified as Level 3.

NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 27, 2020	December 31, 2019
Cash	$294,430	$155,498
Money market instruments	3,926	15,933
Cash and cash equivalents	298,356	171,431
Corporate bonds	43,436	65,624
Asset-backed securities	34,536	66,680
Sovereign bonds	16,086	6,294
Municipal bonds	1,307	4,630
Treasury bills	—	92,914
Certificate of deposit	—	4,328
Current investments	95,365	240,470
Treasury bills	270,091	216,334
Corporate bonds	216,451	146,474
Asset-backed securities	95,007	46,403
Agency bonds	28,274	5,914
Sovereign bonds	8,410	16,005
Municipal bonds	1,110	2,322
Non-current investments	619,343	433,452
	$1,013,064	$845,353

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

Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $1,912,000 and $2,874,000 as of September 27, 2020 and December 31, 2019, respectively.

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
The following table summarizes the Company’s available-for-sale investments as of September 27, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$43,208	$254	$(26)	$43,436
Asset-backed securities	34,277	259	—	34,536
Sovereign bonds	15,978	108	—	16,086
Municipal bonds	1,298	9	—	1,307
Non-current:
Treasury bills	268,071	2,030	(10)	270,091
Corporate bonds	213,850	2,717	(116)	216,451
Asset-backed securities	94,270	737	—	95,007
Agency bonds	28,193	81	—	28,274
Sovereign bonds	8,349	61	—	8,410
Municipal bonds	1,105	5	—	1,110
	$708,599	$6,261	$(152)	$714,708

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 27, 2020 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$42,058	$(142)	$—	$—	$42,058	$(142)
Treasury bills	11,543	(10)	—	—	11,543	(10)
	$53,601	$(152)	$—	$—	$53,601	$(152)

The Company recorded no gross credit losses or gross credit recoveries on debt securities for the three-month period ended September 27, 2020, and $160,000 and $85,000, respectively, for the nine-month period ended September 27, 2020. No credit losses or recoveries on debt securities were recorded for the three-month or nine-month periods ended September 29, 2019. Credit losses and recoveries are included in "Other income (expense)" on the Consolidated Statements of Operations.
The following table summarizes the allowance for credit losses activity for the nine-month period ended September 27, 2020 (in thousands):

Balance as of December 31, 2019	$—
Increases to the allowance for credit losses	160
Decreases to the allowance for credit losses	(85)
Write-offs	—
Balance as of September 27, 2020	$75

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $787,000 and $1,000, respectively, for the three-month period ended September 27, 2020, and $361,000 and $67,000, respectively, for the three-month period ended September 29, 2019. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $3,613,000 and $22,000, respectively, for the nine-month period ended September 27, 2020, and $818,000 and $103,000, respectively, for the nine-month period ended September 29, 2019. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive loss.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 27, 2020 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Treasury bills	$—	$167,677	$98,353	$4,061	$—	$270,091
Corporate bonds	43,436	86,619	126,966	2,866	—	259,887
Asset-backed securities	34,536	45,513	45,457	52	3,985	129,543
Agency bonds	—	5,933	22,341	—	—	28,274
Sovereign bonds	16,086	4,973	3,437	—	—	24,496
Municipal bonds	1,307	1,110	—	—	—	2,417
	$95,365	$311,825	$296,554	$6,979	$3,985	$714,708

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	September 27, 2020	December 31, 2019
Raw materials	$25,021	$27,285
Work-in-process	3,666	5,503
Finished goods	25,173	27,473
	$53,860	$60,261

The Company recorded provisions for excess and obsolete inventories of $9,386,000 for the nine-month period ended September 27, 2020, which reduced the carrying value of the inventories to their net realizable value. Charges of $7,718,000 were recorded in the second quarter of 2020 due to lower projected sales of excess inventories as a result of deteriorating global economic conditions from the COVID-19 pandemic.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6:  Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of September 27, 2020. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the leases outstanding as of September 27, 2020.
The total operating lease expense for the three-month periods ended September 27, 2020 and September 29, 2019 was $2,047,000 and $1,749,000, respectively. The total operating lease cash payments for the three-month periods ended September 27, 2020 and September 29, 2019 were $2,041,000 and $1,708,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $22,000 for both of the three-month periods ended September 27, 2020 and September 29, 2019.
The total operating lease expense for the nine-month periods ended September 27, 2020 and September 29, 2019 was $6,100,000 and $4,976,000, respectively. The total operating lease cash payments for the nine-month periods ended September 27, 2020 and September 29, 2019 were $5,995,000 and $4,778,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $84,000 and $255,000 for the nine-month periods ended September 27, 2020 and September 29, 2019, respectively.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2020	$2,228
2021	8,641
2022	6,363
2023	5,080
2024	2,445
2025	1,359
Thereafter	4,641
$30,757
The discounted present value of the future lease cash payments resulted in a lease liability of $27,916,000 and $17,973,000 as of September 27, 2020 and December 31, 2019, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of September 27, 2020 or September 29, 2019.
The weighted-average discount rate was 4.1% and 4.6% for the leases outstanding as of September 27, 2020 and December 31, 2019, respectively. The weighted-average remaining lease term was 5.2 and 3.7 years for the leases outstanding as of September 27, 2020 and December 31, 2019, respectively.
As part of the Company's restructuring plan (refer to Note 16), management closed ten leased offices as of the end of the second quarter of 2020, prior to the end of their lease terms. The carrying value of the lease assets associated with these ten offices was reduced to zero, resulting in operating lease asset impairment charges of $2,534,000 in the second quarter of 2020 that are included in "Restructuring charges" on the Consolidated Statements of Operations. Management is currently negotiating early contract terminations for the remaining lease liability obligations associated with these abandoned offices.
The Company owns a building adjacent to its corporate headquarters that was partially occupied by a tenant for a portion of the current year. This lease was terminated prior to the end of its lease term during the second quarter of 2020. Rental income was $0 and $76,000 for the three-month periods ended September 27, 2020 and September 29, 2019, respectively, and $77,000 and $234,000 for the nine-month periods ended September 27, 2020 and September 29, 2019, respectively. The Company is now fully occupying this building for its operations.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7:  Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$243,445
Foreign exchange rate changes	(316)
Balance as of September 27, 2020	$243,129
The adverse impact of the COVID-19 pandemic on our business triggered a review of long-lived assets, including goodwill, for potential impairment during the second quarter of 2020. Based upon this assessment, management concluded that the reporting unit fair value was not less than its carrying value, and therefore no goodwill impairment charge was recognized for the three-month and nine-month periods ended September 27, 2020. Factors that management considered in this assessment included macroeconomic conditions, industry and market conditions, overall financial performance (both current and projected), changes in management or strategy, changes in the composition or carrying value of net assets, and market capitalization.

NOTE 8:  Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	21,917	11,678	10,239
Customer relationships	10,578	6,980	3,598
In-process technologies	2,300	—	2,300
Non-compete agreements	710	422	288
Trademarks	110	53	57
Balance as of September 27, 2020	$73,675	$57,193	$16,482

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	31,987	9,160	22,827
Customer relationships	14,407	6,402	8,005
In-process technologies	8,200	—	8,200
Non-compete agreements	710	350	360
Trademarks	110	12	98
Balance as of December 31, 2019	$93,474	$53,984	$39,490

The adverse impact of the COVID-19 pandemic on our business triggered a review of long-lived assets, including intangible assets, for potential impairment during the second quarter of 2020. For finite-lived intangible assets that are subject to amortization, the Company follows a two-step process for impairment testing. In step one, known as the recoverability test, the carrying value of the asset is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the sum of the undiscounted future cash flows is less than the carrying value, the asset is not recoverable and step two is performed. In step two, the impairment charge is measured as the amount by which the carrying value of the asset exceeds its fair value. For indefinite-lived intangible assets that are not subject to amortization, the fair value of the asset is measured and an impairment charge is recorded as the amount by which the carrying value of the asset exceeds its fair value.

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
This review resulted in intangible asset impairment charges totaling $19,571,000 in the second quarter of 2020, primarily related to lower projected cash flows from the technologies and customer relationships acquired from Sualab Co. Ltd. ("Sualab") as a result of the deteriorating global economic conditions from the COVID-19 pandemic. Completed technologies, in-process technologies, and customer relationships acquired from Sualab were impaired in the amounts of $10,070,000, $5,900,000, and $3,382,000, respectively. In addition, customer relationships acquired from EnShape GmbH that had a gross carrying value of $447,000 and accumulated amortization of $228,000 on the measurement date were reduced to zero, resulting in an impairment charge of $219,000.

As of September 27, 2020, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2020	$831
2021	3,272
2022	2,902
2023	2,211
2024	1,697
2025	1,374
Thereafter	1,895
$14,182
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2019	$4,713
Provisions for warranties issued during the period	2,671
Fulfillment of warranty obligations	(1,798)
Balance as of September 27, 2020	$5,586

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
The Company had the following outstanding forward contracts (in thousands):

	September 27, 2020		December 31, 2019
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	66,500	$77,643	18,000	$20,249
Korean Won	14,840,000	12,695	161,951,500	139,688
Mexican Peso	165,000	7,324	80,000	4,223
Japanese Yen	450,000	4,259	575,000	5,291
Hungarian Forint	1,305,000	4,174	870,000	2,962
British Pound	2,000	2,543	2,700	3,569
Taiwanese Dollar	41,675	1,430	37,450	1,256
Canadian Dollar	1,430	1,066	1,300	1,000
Singapore Dollar	1,310	951	845	628
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 27, 2020	December 31, 2019	Sheet Location	September 27, 2020	December 31, 2019
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$313	$857	Accrued expenses	$121	$23

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	September 27, 2020	December 31, 2019		September 27, 2020	December 31, 2019
Gross amounts of recognized assets	$313	$857	Gross amounts of recognized liabilities	$121	$23
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$313	$857	Net amount of liabilities presented	$121	$23

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(1,521)	$469	$(9,701)	$535

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Americas	$86,482	$64,983	$215,696	$207,161
Europe	60,189	61,092	144,758	180,251
Greater China	77,292	30,624	135,593	89,256
Other Asia	27,110	26,626	91,358	79,188
	$251,073	$183,325	$587,405	$555,856

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Standard products and services	$174,797	$139,887	$486,458	$473,610
Application-specific customer solutions	76,276	43,438	100,947	82,246
	$251,073	$183,325	$587,405	$555,856

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $12,708,000 and $3,963,000 as of September 27, 2020 and December 31, 2019, respectively.

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
The Company recorded credit losses on accounts receivable of $0 and $600,000 for the three-month and nine-month periods ended September 27, 2020, respectively. The Company recorded credit losses on accounts receivable of $125,000 and $215,000 for the three-month and nine-month periods ended September 29, 2019. The Company's estimate of expected credit losses takes into account the deteriorating global economic conditions from the COVID-19 pandemic.
The following table summarizes the allowance for credit losses activity for the nine-month period ended September 27, 2020 (in thousands):

Balance as of December 31, 2019	$530
Increases to the allowance for credit losses	600
Write-offs	(217)
Balance as of September 27, 2020	$913

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended September 27, 2020 (in thousands):

Balance as of December 31, 2019	$14,432
Increases to deferred revenue and customer deposits	93,830
Recognition of revenue	(75,023)
Foreign exchange rate changes	478
Balance as of September 27, 2020	$33,717

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units ("RSUs"). As of September 27, 2020, the Company had 16,450,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the nine-month period ended September 27, 2020:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	12,899	$37.95
Granted	975	51.58
Exercised	(3,408)	26.82
Forfeited or expired	(529)	50.34
Outstanding as of September 27, 2020	9,937	$42.45	7.03	$191,245
Exercisable as of September 27, 2020	3,807	$33.58	5.83	$107,040
Options vested or expected to vest as of September 27, 2020 (1)	9,125	$41.73	6.92	$182,232
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Risk-free rate	—%	2.7%	1.6%	2.7%
Expected dividend yield	—%	0.39%	0.43%	0.39%
Expected volatility	—%	37%	37%	37%
Expected term (in years)	—	5.1	6.0	5.2
No stock options were granted during the three-month period ended September 27, 2020.
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
There were no stock options granted during the three-month period ended September 27, 2020. The weighted-average grant-date fair values of stock options granted during the three-month period ended September 29, 2019 was $18.42. The weighted-average grant-date fair values of stock options granted during the nine-month periods ended September 27, 2020 and September 29, 2019 were $18.52 and $18.58, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended September 27, 2020 and September 29, 2019 were $62,787,000 and $5,746,000, respectively. The total intrinsic values of stock options exercised for the nine-month periods ended September 27, 2020 and September 29, 2019 were $116,600,000 and $42,545,000, respectively. The total fair values of stock options vested for the three-month periods ended September 27, 2020 and September 29, 2019 were $1,331,000 and $1,213,000, respectively. The total fair values of stock options vested for the nine-month periods ended September 27, 2020 and September 29, 2019 were $39,282,000 and $32,072,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the nine-month period ended September 27, 2020:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2019	150	$48.63
Granted	438	51.73
Vested	—	—
Forfeited or expired	(34)	50.60
Nonvested as of September 27, 2020	554	$50.96

The weighted-average grant-date fair values of RSUs granted during the three-month periods ended September 27, 2020 and September 29, 2019 were $67.14 and $45.20, respectively. The weighted-average grant-date fair values of RSUs granted during the nine-month periods ended September 27, 2020 and September 29, 2019 were $51.73 and $45.20, respectively. There were no RSUs that vested during the three-month and nine-month periods ended September 27, 2020 and September 29, 2019.
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
As of September 27, 2020, total unrecognized compensation expense related to non-vested equity awards, including stock options and RSUs, was $56,150,000, which is expected to be recognized over a weighted-average period of 1.8 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 27, 2020 were $9,268,000 and $1,524,000, respectively, and for the three-month period ended September 29, 2019 were $10,194,000 and $1,804,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the nine-month period ended September 27, 2020 were $32,076,000, which includes credits of $1,401,000 relating to grants cancelled as a result of the Company's workforce reduction, and $5,365,000, respectively, and for the nine-month period ended September 29, 2019 were $33,442,000 and $5,839,000, respectively. No compensation expense was capitalized as of September 27, 2020 or December 31, 2019.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cost of revenue	$324	$334	$1,041	$1,114
Research, development, and engineering	2,815	3,616	10,582	11,633
Selling, general, and administrative	6,129	6,244	20,453	20,695
	$9,268	$10,194	$32,076	$33,442
NOTE 13: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of September 27, 2020, the Company repurchased 2,816,000 shares at a cost of $121,348,000 under this program, including 1,215,000 shares at a cost of $51,036,000 during the nine-month period ended September 27, 2020, leaving a remaining balance of $78,652,000. No shares were repurchased during the three-month period ended September 27, 2020. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under these programs in future periods depending upon a variety of factors, including, among other things, the impact of dilution from employee equity awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

NOTE 14: Income Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%	21%	21%
State income taxes, net of federal benefit	1%	1%	1%	1%
Foreign tax rate differential	(5)%	(7)%	(5)%	(7)%
Tax credit	(1)%	(1)%	(1)%	(1)%
Discrete tax benefit related to stock options	(4)%	(1)%	(9)%	(3)%
Discrete tax expense (benefit) related to tax return filings	—%	(3)%	3%	(1)%
Other	2%	2%	2%	2%
Income tax expense	14%	12%	12%	12%

The Company is tax resident in numerous jurisdictions around the world and has identified its major tax jurisdictions as the United States, Ireland, and China. The statutory tax rate is 12.5% in Ireland and 25% in China, compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a favorable impact to the effective tax rate of 5 percentage points for both the three-month and nine-month periods ended September 27, 2020, and 7 percentage points for the same periods in 2019. Management has determined that earnings from its legal entity in China will be indefinitely reinvested to provide local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested.
The Company recorded discrete tax benefits arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock exercises that resulted in a favorable impact to the effective tax rate of 4 and 9 percentage points for the three-month and nine-month periods ended September 27, 2020, respectively, and 1 and 3 percentage points for the same periods in 2019. In addition, the Company recorded other discrete tax items primarily related to the final true-up of the prior year tax accrual upon

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
filing the related tax return that resulted in an unfavorable impact to the effective tax rate of 3 percentage points for the nine-month period ended September 27, 2020, and a favorable impact to the effective tax rate of 3 and 1 percentage points for the three-month and nine-month periods ended September 29, 2019, respectively.
Excluding the impact of these discrete items, the Company’s effective tax rate was 18% of pre-tax income for the three-month and nine-month periods ended September 27, 2020, respectively, compared to 16% for the same periods in 2019. The increase in the effective tax rate, excluding the impact of discrete items, was due to more of the Company's profits being earned and taxed in higher tax jurisdictions.
During the nine-month period ended September 27, 2020, the Company recorded a $198,000 decrease in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $212,000 for the nine-month period ended September 27, 2020.
The Company’s reserve for income taxes, including gross interest and penalties, was $12,353,000 as of September 27, 2020, which included $11,325,000 classified as a non-current liability and $1,028,000 recorded as an increase to a non-current deferred tax liability. The amount of gross interest and penalties included in these balances was $1,192,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
The Company has defined its major tax jurisdictions as the United States, Ireland, and China, and within the United States, Massachusetts. Within the United States, the tax years 2017 through 2019 remain open to examination by the Internal Revenue Service ("IRS") and various state tax authorities. The tax years 2016 through 2019 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company has recently been notified that it is under audit by the IRS for the tax year 2017. Management believes the Company is adequately reserved for this audit.
The Company has filed its U.S. federal tax return in the fourth quarter of 2020 for tax year 2019, and as a result, is expected to record a discrete tax benefit in excess of $12,000,000 in the fourth quarter. This benefit was the result of new regulations issued by the IRS relating to the use of foreign tax credits as allowable to reduce the tax associated with foreign operations under Global Intangible Low-Taxed Income (“GILTI”). These credits were generated from taxes paid relating to the acquisition of Sualab in October 2019.

NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic weighted-average common shares outstanding	173,943	170,744	172,881	171,053
Effect of dilutive equity awards	3,195	3,705	3,157	4,111
Weighted-average common and common-equivalent shares outstanding	177,138	174,449	176,038	175,164
Stock options to purchase 1,416,000 and 5,540,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 27, 2020, respectively, and 6,078,000 and 5,695,000 for the same periods in 2019, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 3,000 and 2,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 27, 2020, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. There were no anti-dilutive restricted stock units outstanding, on a weighted-average basis, during the three-month and nine-month periods ended September 29, 2019.

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

The Company estimates the total restructuring charges from these actions to be approximately $15,388,000, of which $14,798,000 was recorded in the second quarter and $251,000 was recorded in the third quarter of 2020 and are included in “Restructuring charges” on the Consolidated Statements of Operations. The remaining charges are expected to be recognized during the fourth quarter of 2020.

The following table summarizes the restructuring charges (in thousands):

	Total Amount Expected to be Incurred	Incurred in the Three-months Ended September 27, 2020	Incurred in the Nine-months Ended September 27, 2020
One-time termination benefits	$10,503	$(36)	$10,350
Contract termination costs	4,099	104	4,099
Other associated costs	786	183	600
	$15,388	$251	$15,049

One-time termination benefits include severance, health insurance, and outplacement services for 181 employees who were either terminated during the second quarter of 2020, or were notified during the second quarter of 2020 that they would be terminated at a future date. For employees not required to render service beyond a minimum retention period, the one-time termination benefits were recognized in the second quarter of 2020. Otherwise, these benefits, including retention bonuses for selected employees, are being recognized over the service period, which is not expected to exceed the fourth quarter of 2020.
Contract termination costs include remaining lease liability obligations and operating lease asset impairments for offices closed prior to the end of the contractual lease term. These costs also include the write-off of leasehold improvements and other equipment related to these abandoned offices that had no alternative use. These contract termination costs were primarily recognized in the second quarter of 2020 when the Company ceased using the property for economic benefit. Other associated costs primarily include legal fees related to the employee termination actions, which are being recognized when the services are performed.
The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Restructuring charges	11,117	3,995	600	15,712
Cash payments	(8,133)	(230)	(412)	(8,775)
Non-cash restructuring charges	—	(3,145)	—	(3,145)
Restructuring adjustments	(767)	104	—	(663)
Foreign exchange rate changes	158	13	17	188
Balance as of September 27, 2020	$2,375	$737	$205	$3,317

Restructuring adjustments related to one-time termination benefits consisted primarily of the favorable true-up of severance estimates based on final agreements and health insurance estimates based on employee elections. Adjustments related to contract termination costs consisted primarily of lease early termination fees.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17: Subsequent Events
On October 28, 2020, the Company’s Board of Directors declared a cash dividend of $0.06 per share. The dividend is payable on November 27, 2020 to all shareholders of record as of the close of business on November 13, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based upon our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, the expected impact of the COVID-19 pandemic on our assets, business and results of operations, customer order rates and timing of related revenue, future product mix, restructuring and other cost-savings initiatives, research and development activities, capital projects, investments, liquidity, strategic plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact, duration and severity of the COVID-19 pandemic; (2) current and future conditions in the global economy, including the impact of the COVID-19 pandemic and the imposition of tariffs or export controls; (3) the loss of, or curtailment of purchases by, a large customer; (4) the reliance on revenue from the consumer electronics or automotive industries; (5) the inability to penetrate the logistics industry and other new markets; (6) the inability to achieve significant international revenue; (7) fluctuations in foreign currency exchange rates and the use of derivative instruments; (8) information security breaches or business system disruptions; (9) the inability to attract and retain skilled employees; (10) the failure to effectively manage our growth; (11) the reliance upon key suppliers to manufacture and deliver critical components for our products; (12) the failure to effectively manage product transitions or accurately forecast customer demand; (13) the inability to design and manufacture high-quality products; (14) the technological obsolescence of current products and the inability to develop new products; (15) the failure to properly manage the distribution of products and services; (16) the inability to protect our proprietary technology and intellectual property; (17) our involvement in time-consuming and costly litigation; (18) the impact of competitive pressures; (19) the challenges in integrating and achieving expected results from acquired businesses, including the acquisition of Sualab; (20) potential impairment charges with respect to our investments or for acquired intangible assets or goodwill; (21) exposure to additional tax liabilities; and (22) potential disruptions to our business due to restructuring activities and the failure of such activities to generate the anticipated cost savings. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Revenue for the third quarter of 2020 totaled $251,073,000, representing an increase of 37% from the third quarter of 2019. This increase was driven largely by higher revenue from certain customers in the electronics industry and ecommerce customers in the logistics industry. Both of these industries have benefited recently from higher consumer demand during the COVID-19 pandemic. These increases were partially offset by lower revenue from customers in the automotive industry, which represented our largest industry in terms of revenue for fiscal year 2019, and continues to be negatively impacted by global economic conditions resulting from the COVID-19 pandemic.
Gross margin was 76% for the third quarter of 2020 compared to 74% for the third quarter of 2019. Margin expansion was due to the favorable impact of the higher revenue on fixed manufacturing costs, as well as favorable product mix toward relatively higher-margin electronics revenue. Operating expenses increased by 2% from the third quarter of 2019, as incentive compensation accruals were partially offset by lower travel expenses resulting from COVID-19 restrictions. We reported operating income of 38% of revenue in the third quarter of 2020 compared to 24% of revenue in the third quarter of 2019, demonstrating the substantial operating leverage from the incremental revenue. We reported net income of 35% of revenue in the third quarter of 2020, or $0.49 per share, compared to 23% of revenue in the third quarter of 2019, or $0.24 per share.
Results of Operations
Revenue
Revenue increased by $67,748,000, or 37%, for the three-month period and $31,549,000, or 6%, for the nine-month period. The increase was due largely to higher revenue from large customer deployments in the electronics industry and ecommerce customers in the logistics industry, which have experienced a significant increase in demand during the COVID-19 pandemic. In contrast, other industries we serve have experienced significantly lower demand, including the automotive industry, which was our largest industry in terms of revenue for fiscal year 2019. Accordingly, significant portions of our business have been adversely and materially impacted by deteriorating economic conditions resulting from the COVID-19 pandemic. Although revenue from customers in the automotive industry was lower than the prior year for both the three-month and nine-month periods, revenue from customers in this industry increased sequentially from the second quarter of 2020. In addition, revenue from customers in certain industries in which we have a smaller presence, including medical devices, pharmaceuticals, and life sciences, also increased sequentially from the prior quarter. Although we continue to experience certain disruptions to our business from COVID-19 and the situation is continuously changing, these conditions have improved in the third quarter.
From a geographic perspective, revenue from customers based in the Americas increased by 33% for the three-month period and 4% for the nine-month period due primarily to higher revenue in the logistics industry, partially offset by lower revenue in the automotive industry, for which the decrease was more significant in the nine-month period. Revenue from customers based in Europe was relatively flat for the three-month period and decreased by 20% for the nine-month period due primarily to lower sales in the automotive and electronics industries. Revenue from customers based in Greater China increased by 152% for the three-month period and 52% for the nine-month period due primarily to higher revenue in the electronics industry, partially offset by lower revenue in the automotive industry, for which the decrease was more significant in the nine-month period. In recent years, there has been a shift in procurement for certain electronics orders for Cognex products used on assembly lines in China. This procurement shift has resulted in an increase in revenue reported in Greater China that was previously reported in Europe. Revenue from other countries in Asia was relatively flat for the three-month period and increased by 15% for the nine-month period due primarily to higher revenue in the electronics industry.
As of the date of this report, we expect revenue for the fourth quarter of 2020 to be lower than the third quarter of 2020 but higher than the fourth quarter of 2019. The decrease from the third quarter of 2020 is expected to result from lower revenue in the electronics industry. The Company's revenue in this industry has an annual cycle based on large customer deployments, with higher revenue quarters typically in the second or third quarters or a combination of both. This year's revenue was primarily concentrated in the third quarter.
Although we expect revenue in the electronics industry to be sequentially lower in the fourth quarter of 2020, we anticipate that it will be higher than the fourth quarter of 2019, as we expect to continue to benefit from higher consumer demand for electronics products during the COVID-19 pandemic. We also expect revenue in the logistics industry in the fourth quarter of 2020 to be higher than the same quarter in 2019 due to continued strength in the ecommerce sector. Anticipated growth in electronics and logistics is expected to be partially offset by lower revenue in the automotive industry and certain other industries that have been adversely impacted by the COVID-19 pandemic. It is difficult for us to quantify the future impact of COVID-19 due to many factors beyond our control and knowledge, including changing governmental regulations and the scope and duration of social distancing and commerce restrictions, including access to customer facilities for on-site installations.

Gross Margin
Gross margin as a percentage of revenue was 76% and 74% for the three-month and nine-month periods in 2020, respectively, compared to 74% for both periods in 2019. The increase in the gross margin percentage was primarily due to the favorable impact of the higher revenue on fixed manufacturing costs, as well as favorable product mix toward relatively higher-margin electronics revenue. This impact was partially offset by higher provisions for excess and obsolete inventories for the nine-month period, which totaled $9,386,000 and $4,121,000 for the nine-month periods in 2020 and 2019, respectively. The higher level of provisions recorded in the nine-month period in 2020 was due to lower projected sales of excess inventories as a result of the deteriorating global economic conditions from the COVID-19 pandemic.
As of the date of this report, we expect gross margin as a percentage of revenue for the fourth quarter of 2020 to be in the mid-70s range, but lower than the percentage reported in the third quarter of 2020 due to the anticipated lower revenue level and less favorable product mix.
Operating Expenses
Research, development, and engineering (RD&E) expenses increased by $2,125,000, or 8%, for the three-month period and increased by $10,147,000, or 12%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
RD&E expenses in 2019	$28,115	$86,436
Incentive compensation	2,311	4,860
Acquisition deferred compensation	1,310	3,930
Personnel-related costs	(711)	2,322
Travel expenses	(581)	(1,352)
Stock expenses	(870)	(1,042)
Other	666	1,429
RD&E expenses in 2020	$30,240	$96,583

The Company recorded higher incentive compensation accruals for annual plans with relevant performance goals for 2020. We will continue to monitor the achievement of these performance goals for the remainder of the year due to the impact of COVID-19 on our business, among other factors, which may result in adjustments to our incentive compensation accruals in the fourth quarter.
RD&E expenses also increased due to higher compensation costs from the Company's acquisition of Sualab in the fourth quarter of 2019. The consideration for this acquisition included deferred payments that are being recorded as compensation expense over four years from the closing date, which accounted for an increase in RD&E expense of $1,310,000 for the three-month period and $3,930,000 for the nine-month period. Although this acquisition also resulted in higher personnel-related costs from headcount additions related to a team of deep learning engineers, the impact of this incremental headcount was offset by a workforce reduction in the second quarter of 2020.
These increases were partially offset by lower travel expenses resulting from COVID-19 restrictions. We expect these restrictions to continue in the fourth quarter of 2020. The Company also recorded lower stock expense as a result of a lower total value of awards granted in 2020 as compared to 2019, as well as the impact on the timing of stock expense recognition from a shift in our compensation practices toward the granting of restricted stock units with cliff vesting. In addition, credits were recorded to stock expense in the second quarter of 2020 for awards cancelled as a result of a workforce reduction.
RD&E expenses as a percentage of revenue were 12% and 16% for the three-month and nine-month periods in 2020, respectively, compared to 15% and 16% for the same periods in 2019. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. We currently expect to continue to make significant RD&E investments to support our product development plans during the COVID-19 pandemic and other business disruptions generally.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses were relatively flat for the three-month period and decreased by $6,045,000, or 3%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
SG&A expenses in 2019	$64,486	$199,542
Travel expenses	(3,659)	(10,247)
Contract labor	(797)	(1,923)
Foreign currency exchange rate changes	270	(1,587)
Marketing programs	(125)	(1,356)
Incentive compensation	5,863	9,646
Personnel-related costs	(1,195)	1,412
Other	(637)	(1,990)
SG&A expenses in 2020	$64,206	$193,497

SG&A expenses decreased due to lower travel expenses resulting from COVID-19 restrictions. We expect these restrictions to continue in the fourth quarter of 2020. In addition, the Company reduced spending on contract labor and marketing programs as part of actions taken to reduce operating costs during the global pandemic. Foreign currency exchange rate changes also resulted in a lower level of SG&A expenses for the nine-month period, as costs denominated in foreign currencies were translated to U.S. Dollars at a lower rate due to a relatively stronger U.S. Dollar.
These decreases were partially offset by higher incentive compensation accruals for annual plans with relevant performance goals for 2020. We will continue to monitor the achievement of these performance goals for the remainder of the year due to the impact of COVID-19 on our business, among other factors, which may result in adjustments to our incentive compensation accruals in the fourth quarter. Personnel-related costs were lower for the three-month period due to the impact of a workforce reduction in the second quarter of 2020.
Restructuring Charges
On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The restructuring plan included a global workforce reduction of approximately 8% and office closures. The Company estimates the total restructuring charges from these actions to be approximately $15,388,000, of which $14,798,000 was recorded in the second quarter and $251,000 was recorded in the third quarter of 2020. The second quarter charge of $251,000 included a net favorable adjustment of $663,000 resulting from actual costs coming in lower than original estimates. The remaining charge of approximately $339,000 is expected to be recorded in the fourth quarter of 2020.
The actions described above, together with actions already taken to reduce the Company's overall costs, were designed to generate an aggregate annualized cost savings of approximately $25,000,000 versus the Company's original planned cost structure. Actual savings anticipated from these actions have been achieved as expected in the third quarter of 2020 as described in personnel-related costs savings in RD&E expenses and SG&A expenses.
Intangible Asset Impairment Charges
Deteriorating global economic conditions from the COVID-19 pandemic triggered a review of long-lived assets for potential impairment in the second quarter of 2020. This review resulted in intangible asset impairment charges totaling $19,571,000 recorded in the second quarter of 2020, primarily related to lower projected cash flows from the technologies and customer relationships acquired from Sualab.
Non-operating Income (Expense)
The Company recorded foreign currency gains of $2,357,000 and foreign currency losses of $310,000 for the three-month and nine-month periods in 2020, respectively, compared to foreign currency losses of $1,295,000 and $1,403,000 for the same periods in 2019. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.

Investment income decreased by $2,624,000, or 51%, for the three-month period and $4,232,000, or 28%, for the nine-month period. The decrease was due to lower yields on the Company's portfolio of debt securities.
The Company recorded other expense of $173,000 and $153,000 for the three-month and nine-month periods in 2020, respectively, compared to other income of $456,000 and $1,239,000 for the same periods in 2019. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions. The Company recorded favorable fair value adjustments to its GVi contingent consideration liability in 2019, resulting from a lower level of revenue in the Americas’ automotive industry.
Income Tax Expense
The Company’s effective tax rate was 14% and 12% of pre-tax income for the three-month and nine-month periods in 2020, respectively, compared to 12% of pre-tax income for both periods in 2019.
The effective tax rate included a decrease in tax expense of $4,354,000 and $10,447,000 for the three-month and nine-month periods in 2020, respectively, and $569,000 and $4,547,000 for the same periods in 2019, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Other discrete tax items included an increase in tax expense of $129,000 and $3,638,000 for the three-month and nine-month periods in 2020, respectively, primarily from the final true-up of the prior year's tax accrual upon filing the related tax return, and a decrease in tax expense of $1,327,000 and $1,330,000 for the same periods in 2019, consisting primarily of the expiration of the statutes of limitations for certain reserves for income tax uncertainties.
Excluding the impact of these discrete items, the Company’s effective tax rate was 18% of pre-tax income for the three-month and nine-month periods in 2020, respectively, compared to 16% for the same periods in 2019. The increase in the effective tax rate, excluding the impact of discrete items, was due to more of the Company's profits being earned and taxed in higher tax jurisdictions.
The Company has filed its U.S. federal tax return in the fourth quarter of 2020 for tax year 2019, and as a result, is expected to record a discrete tax benefit in excess of $12,000,000 in the fourth quarter. This benefit was the result of new regulations issued by the IRS relating to the use of foreign tax credits as allowable to reduce the tax associated with foreign operations under Global Intangible Low-Taxed Income (“GILTI”). These credits were generated from taxes paid relating to the acquisition of Sualab in October 2019.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of approximately $1 billion as of September 27, 2020. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements for the nine-month period ended September 27, 2020 were primarily met with positive cash flows from operations and the proceeds from stock option exercises. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Capital expenditures for the nine-month period ended September 27, 2020 totaled $9,829,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts and various leased facilities. The Company currently intends to continue to invest in capital projects, particularly related to its management information systems, that we believe are important to support our longer-term growth objectives.
The Company implemented a variety of cost-cutting measures in the second quarter of 2020 to address the impact of the COVID-19 pandemic, including a workforce reduction and office closures. The Company estimates the total restructuring charges from these actions to be approximately $15,388,000, of which $2,957,000 represents non-cash charges and adjustments, $8,775,000 was paid in the second and third quarters of 2020, and the remainder is expected to be paid out in the fourth quarter of 2020.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of September 27, 2020, the Company repurchased 2,816,000 shares at a cost of $121,348,000 under this program, including 1,215,000 shares at a cost of $51,036,000 in the first quarter of 2020, leaving a remaining balance of $78,652,000. No shares were repurchased during the second or third quarters of 2020. On March 12, 2020 the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the

October 2018 program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee equity awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.050 per share in the first, second, and third quarters of 2019. The dividend was increased to $0.055 per share in the fourth quarter of 2019, as well as the first, second, and third quarters of 2020. Total dividends paid amounted to $28,554,000 for the nine-month period ended September 27, 2020. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, the Company’s ability to generate positive cash flows from operations.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of September 27, 2020, the Company had approximately $1 billion in cash and investments. In addition, the Company has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position to maintain our liquidity during downturns in our business related to COVID-19 and with respect to our longer-term liquidity needs.

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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have considered the impact of COVID-19 on our internal controls over financial reporting.  Personnel constraints related to working from home have made our ability to execute certain controls more challenging; however, we have enhanced existing monitoring controls in an effort to ensure we continue to have effective internal controls during this time.

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
Although these conditions have improved in the third quarter of 2020, certain industries we serve continue to be adversely impacted by the global pandemic, most notably the automotive industry which was our largest industry in terms of revenue in fiscal year 2019. Furthermore, the impact of the pandemic could worsen in any of our major industries or geographies in the future, resulting in deteriorating economic and business conditions and adverse effects on our business, results of operations and/or financial condition.
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
In May 2020, our Board of Directors approved a restructuring plan intended to reduce our operating costs, optimize our business model, and address the impact of the COVID-19 pandemic. These actions, which included workforce reductions and office closures, were designed to generate an aggregate annualized cost savings of approximately $25,000,000 versus our original planned cost structure. Our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, many of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected. In addition, although we currently expect to continue to make investments in strategic areas, these restructuring actions may nevertheless negatively impact programs we believe are important to the long-term success of our company, such as the ability to accelerate time to market for new products. In addition, our ability to provide a high level of service to our customers may be negatively impacted by these actions, particularly in regions where we have downsized our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended September 27, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2020 - July 26, 2020	—	$—	—	$278,652,000
July 27, 2020 - August 23, 2020	—	—	—	278,652,000
August 24, 2020 - September 27, 2020	—	—	—	278,652,000
Total	—	$—	—	$278,652,000
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

Date:	October 28, 2020	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)