Form 10-Q
period 2021-04-04
COGNEX CORP
filed 2021-05-06
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 2021 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of April 4, 2021, there were 176,607,781 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 4, 2021	March 29, 2020
	(unaudited)
Revenue	$239,027	$167,235
Cost of revenue	54,045	41,200
Gross margin	184,982	126,035
Research, development, and engineering expenses	34,105	35,946
Selling, general, and administrative expenses	72,424	69,138
Operating income	78,453	20,951
Foreign currency gain (loss)	(1,008)	(3,003)
Investment income	1,554	5,229
Other income (expense)	(168)	(183)
Income before income tax expense	78,831	22,994
Income tax expense	8,983	2,517
Net income	$69,848	$20,477

Net income per weighted-average common and common-equivalent share:
Basic	$0.40	$0.12
Diluted	$0.39	$0.12

Weighted-average common and common-equivalent shares outstanding:
Basic	176,288	172,408
Diluted	179,971	175,602

Cash dividends per common share	$0.060	$0.055

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	April 4, 2021	March 29, 2020
	(unaudited)
Net income	$69,848	$20,477
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of ($585) and ($952) in the three-month periods, respectively	(1,958)	(3,861)
Reclassification of credit loss (recovery) on investments into current operations	—	160
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	—	(1,850)
Net change related to available-for-sale investments	(1,958)	(5,551)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(2,770)	(7,365)
Net change related to foreign currency translation adjustments	(2,770)	(7,365)

Other comprehensive income (loss), net of tax	(4,728)	(12,916)
Total comprehensive income	$65,120	$7,561

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 4, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,688	$269,073
Current investments, amortized cost of $142,469 and $102,258 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	143,233	103,240
Accounts receivable, allowance for credit losses of $798 and $831 in 2021 and 2020, respectively	128,822	125,696
Unbilled revenue	1,663	5,632
Inventories	61,392	60,830
Prepaid expenses and other current assets	47,773	37,220
Total current assets	625,571	601,691
Non-current investments, amortized cost of $487,978 and $390,417 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	490,363	395,125
Property, plant, and equipment, net	77,081	79,173
Operating lease assets	20,784	22,582
Goodwill	243,036	244,078
Intangible assets, net	14,628	15,555
Deferred income taxes	429,801	434,704
Other assets	7,692	7,794
Total assets	$1,908,956	$1,800,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,970	$16,270
Accrued expenses	60,422	77,264
Accrued income taxes	18,823	9,379
Deferred revenue and customer deposits	51,660	21,274
Operating lease liabilities	7,805	8,110
Total current liabilities	159,680	132,297
Non-current operating lease liabilities	16,223	18,120
Deferred income taxes	310,884	314,952
Reserve for income taxes	14,752	14,257
Non-current accrued income taxes	40,963	48,915
Other liabilities	9,453	9,959
Total liabilities	551,955	538,500

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2021 and 2020, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2021 and 2020, respectively, issued and outstanding: 176,608 and 175,790 shares in 2021 and 2020, respectively	353	352
Additional paid-in capital	854,491	807,739
Retained earnings	540,686	487,912
Accumulated other comprehensive loss, net of tax	(38,529)	(33,801)
Total shareholders’ equity	1,357,001	1,262,202
Total liabilities and shareholders' equity	$1,908,956	$1,800,702

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 4, 2021	March 29, 2020
	(unaudited)
Cash flows from operating activities:
Net income	$69,848	$20,477
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12,009	14,790
Depreciation of property, plant, and equipment	4,259	5,631
Loss (gain) on disposal of property, plant, and equipment	3	2
Amortization of intangible assets	927	1,388
Excess and obsolete inventory charges	705	1,065
Amortization of discounts or premiums on investments	586	106
Realized gain on sale of investments	—	(1,850)
Credit loss on investments	—	160
Change in deferred income taxes	1,250	(1,826)
Change in operating assets and liabilities:
Accounts receivable	(3,495)	2,182
Unbilled revenue	3,958	(703)
Inventories	(1,323)	3,889
Prepaid expenses and other current assets	(10,882)	(9,788)
Accounts payable	4,760	(1,613)
Accrued expenses	(15,973)	12,720
Accrued income taxes	1,651	7,650
Deferred revenue and customer deposits	30,641	11,961
Other	(285)	(4,206)
Net cash provided by operating activities	98,639	62,035
Cash flows from investing activities:
Purchases of investments	(298,911)	(199,530)
Maturities and sales of investments	160,552	262,126
Purchases of property, plant, and equipment	(2,436)	(3,074)
Net cash provided by (used in) investing activities	(140,795)	59,522
Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	34,744	9,971
Repurchase of common stock	(6,479)	(51,036)
Payment of dividends	(10,595)	(9,503)
Net cash provided by (used in) financing activities	17,670	(50,568)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,899)	(3,223)
Net change in cash and cash equivalents	(26,385)	67,766
Cash and cash equivalents at beginning of period	269,073	171,431
Cash and cash equivalents at end of period	$242,688	$239,197

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2020	175,790	$352	$807,739	$487,912	$(33,801)	$1,262,202
Net issuance of common stock under stock plans	898	1	34,743	—	—	34,744
Repurchase of common stock	(80)	—	—	(6,479)	—	(6,479)
Stock-based compensation expense	—	—	12,009	—	—	12,009
Payment of dividends ($0.060 per common share)	—	—	—	(10,595)	—	(10,595)
Net income	—	—	—	69,848	—	69,848
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($585)	—	—	—	—	(1,958)	(1,958)
Foreign currency translation adjustment	—	—	—	—	(2,770)	(2,770)
Balance as of April 4, 2021 (unaudited)	176,608	$353	$854,491	$540,686	$(38,529)	$1,357,001

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710
Net issuance of common stock under stock plans	463	1	9,970	—	—	9,971
Repurchase of common stock	(1,215)	(2)	—	(51,034)	—	(51,036)
Stock-based compensation expense	—	—	14,790	—	—	14,790
Payment of dividends ($0.055 per common share)	—	—	—	(9,503)	—	(9,503)
Net income	—	—	—	20,477	—	20,477
Net unrealized gain (loss) on available-for-sale investments, net of tax of ($952)	—	—	—	—	(3,861)	(3,861)
Reclassification of credit loss (recovery) on investments	—	—	—	—	160	160
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(1,850)	(1,850)
Foreign currency translation adjustment	—	—	—	—	(7,365)	(7,365)
Balance as of March 29, 2020 (unaudited)	171,688	$344	$664,132	$713,208	$(50,191)	$1,327,493

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a full description of other significant accounting policies.
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, and financial statement reclassifications necessary to present fairly the Company’s financial position as of April 4, 2021, and the results of its operations for the three-month periods ended April 4, 2021 and March 29, 2020, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 4, 2021 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2019-12, "Simplifying the Accounting for Income Taxes"
The amendments in this ASU eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. They also clarify and simplify other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2021. Upon adoption, ASU 2019-12 did not have a material impact on the Company's consolidated financial statements and disclosures.
Accounting Standards Update (ASU) 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs"
The amendments in this ASU clarify that for each reporting period, for callable debt with multiple call dates and call prices that may change at each call date, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess is amortized to the next call date. The Company adopted ASU 2020-08 on January 1, 2021. Upon adoption, ASU 2020-08 did not have a material impact on the Company's consolidated financial statements and disclosures.
Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and (ASU) 2021-01, "Reference Rate Reform (Topic 848): Scope"
The amendments in these ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Together, the ASUs provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect ASU 2020-04 or ASU 2021-01 to have a material impact on the Company's consolidated financial statements and disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 4, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$25,375	$—	$—
Corporate bonds	—	384,761	—
Treasury bills	—	131,409	—
Asset-backed securities	—	79,400	—
Agency bonds	—	18,961	—
Sovereign bonds	—	12,050	—
Commercial paper	—	10,000	—
Municipal bonds	—	7,015	—
Economic hedge forward contracts	—	8	—
Liabilities:
Economic hedge forward contracts	—	124	—
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
The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. in 2017 was written down to zero in 2019 resulting from a lower level of revenue in the Americas' automotive industry, and the balance remains at zero as of April 4, 2021. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based upon certain revenue levels over the next year.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances, referred to as "triggering events," indicate the carrying value may not be recoverable. No triggering event occurred in the three-month periods ended April 4, 2021 and March 29, 2020 that would indicate a potential impairment of long-lived assets. However, the Company continues to monitor global economic conditions, as events or changes in circumstances could result in an impairment of long-lived assets in a future period.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 4, 2021	December 31, 2020
Cash	$207,313	$266,609
Commercial paper	10,000	—
Money market instruments	25,375	2,464
Cash and cash equivalents	242,688	269,073
Treasury bills	66,261	35,403
Corporate bonds	50,410	32,714
Asset-backed securities	16,645	25,160
Sovereign bonds	8,621	8,660
Municipal bonds	1,296	1,303
Current investments	143,233	103,240
Corporate bonds	334,351	203,428
Treasury bills	65,148	96,458
Asset-backed securities	62,755	67,058
Agency bonds	18,961	19,006
Municipal bonds	5,719	5,735
Sovereign bonds	3,429	3,440
Non-current investments	490,363	395,125
	$876,284	$767,438

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash equivalents consist primarily of government and institutional money market funds as well as corporate obligations such as commercial paper; treasury bills consist of debt securities issued by the U.S. government; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; and agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing. All of the Company's securities as of April 4, 2021 and December 31, 2020 were denominated in U.S. Dollars.

Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $2,467,000 and $1,560,000 as of April 4, 2021 and December 31, 2020, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s available-for-sale investments as of April 4, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Treasury bills	$65,830	$431	$—	$66,261
Corporate bonds	50,164	261	(15)	50,410
Asset-backed securities	16,587	64	(6)	16,645
Sovereign bonds	8,592	29	—	8,621
Municipal bonds	1,296	—	—	1,296
Non-current:
Corporate bonds	333,094	1,962	(705)	334,351
Treasury bills	64,506	642	—	65,148
Asset-backed securities	62,368	393	(6)	62,755
Agency bonds	18,917	44	—	18,961
Municipal bonds	5,714	18	(13)	5,719
Sovereign bonds	3,379	50	—	3,429
	$630,447	$3,894	$(745)	$633,596

The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 4, 2021 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$176,773	$(720)	$—	$—	$176,773	$(720)
Municipal bonds	5,257	(13)	—	—	5,257	(13)
Asset-backed securities	4,533	(12)	—	—	4,533	(12)
	$186,563	$(745)	$—	$—	$186,563	$(745)

The Company's allowance for credit losses on debt securities was zero as of April 4, 2021 and December 31, 2020. There was no activity recorded in the allowance for credit losses during the three-month period ended April 4, 2021. The Company recorded credit losses on debt securities totaling $160,000 during the three-month period ended March 29, 2020.

The Company recorded no gross realized gains or gross realized losses on the sale of debt securities for the three-month period ended April 4, 2021. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $1,865,000 and $15,000, respectively, for the three-month period ended March 29, 2020. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive loss.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 4, 2021 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$50,410	$130,867	$143,430	$58,992	$1,062	$384,761
Treasury bills	66,261	64,035	1,113	—	—	131,409
Asset-backed securities	16,645	42,114	20,159	482	—	79,400
Agency bonds	—	2,800	16,161	—	—	18,961
Sovereign bonds	8,621	—	3,429	—	—	12,050
Municipal bonds	1,296	5,068	651	—	—	7,015
	$143,233	$244,884	$184,943	$59,474	$1,062	$633,596

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 4, 2021	December 31, 2020
Raw materials	$22,124	$26,800
Work-in-process	4,389	4,780
Finished goods	34,879	29,250
	$61,392	$60,830

NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of April 4, 2021 and December 31, 2020, there was one option to terminate that was accounted for in the determination of the lease term for one of the Company's outstanding leases, and no options to extend that were included in the determination of the lease term for outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of April 4, 2021 and December 31, 2020.
The total operating lease expense for the three-month periods ended April 4, 2021 and March 29, 2020 was $2,002,000 and $1,906,000, respectively. The total operating lease cash payments for the three-month periods ended April 4, 2021 and March 29, 2020 were $2,061,000 and $1,863,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $40,000 and $39,000 for the three-month periods ended April 4, 2021 and March 29, 2020, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2021	$6,546
2022	6,711
2023	4,948
2024	2,046
2025	1,280
2026	968
Thereafter	3,815
$26,314
The discounted present value of the future lease cash payments resulted in a lease liability of $24,028,000 and $26,230,000 as of April 4, 2021 and December 31, 2020, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of April 4, 2021 or December 31, 2020.
The weighted-average discount rate was 3.9% and 4.0% for the leases outstanding as of April 4, 2021 and December 31, 2020, respectively. The weighted-average remaining lease term was 4.9 and 5.1 years for the leases outstanding as of April 4, 2021 and December 31, 2020, respectively.
Management closed eleven leased offices in 2020, prior to the end of their lease terms, as a part of the Company's restructuring plan (refer to Note 16). Management is currently negotiating early contract terminations for the remaining lease liability obligations associated with these abandoned offices, which obligations totaled $2,530,000 and $2,877,000 as of April 4, 2021 and December 31, 2020, respectively, and are included in "Operating lease liabilities" on the Consolidated Balance Sheets.
The Company owns a building adjacent to its corporate headquarters that was partially occupied by a tenant for a portion of 2020. This lease was terminated prior to the end of its lease term during 2020, and the Company is now fully occupying this building for its operations. There was no rental income for the three-month period ended April 4, 2021. Rental income was $77,000 for the three-month period ended March 29, 2020.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$244,078
Foreign exchange rate changes	(1,042)
Balance as of April 4, 2021	$243,036

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	13,116	11,101
Customer relationships	10,578	7,340	3,238
Non-compete agreements	710	450	260
Trademarks	110	81	29
Balance as of April 4, 2021	$73,675	$59,047	$14,628

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	12,397	11,820
Customer relationships	10,578	7,160	3,418
Non-compete agreements	710	436	274
Trademarks	110	67	43
Balance as of December 31, 2020	$73,675	$58,120	$15,555
As of April 4, 2021, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2021	$2,729
2022	3,286
2023	2,594
2024	2,080
2025	1,757
2026	1,452
Thereafter	730
$14,628

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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2020	$5,406
Provisions for warranties issued during the period	771
Fulfillment of warranty obligations	(691)
Balance as of April 4, 2021	$5,486
NOTE 10: Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company enters into economic hedges utilizing foreign currency forward contracts with maturities of up to 95 days to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment.
The Company had the following outstanding forward contracts (in thousands):

	April 4, 2021		December 31, 2020
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	25,000	$29,431	50,000	$61,342
Chinese Renminbi	170,000	25,587	—	—
Mexican Peso	150,000	7,350	155,000	7,776
Japanese Yen	600,000	5,419	600,000	5,808
Hungarian Forint	1,415,000	4,608	1,330,000	4,494
British Pound	2,000	2,765	1,675	2,287
Taiwanese Dollar	37,600	1,324	38,035	1,362
Canadian Dollar	1,260	1,004	1,285	1,010
Singapore Dollar	1,300	966	1,465	1,110
Korean Won	—	—	6,925,000	6,377

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 4, 2021	December 31, 2020	Sheet Location	April 4, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$8	$265	Accrued expenses	$124	$38

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	April 4, 2021	December 31, 2020		April 4, 2021	December 31, 2020
Gross amounts of recognized assets	$8	$265	Gross amounts of recognized liabilities	$124	$38
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$8	$265	Net amount of liabilities presented	$124	$38

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		April 4, 2021	March 29, 2020
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$2,893	$(8,240)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	April 4, 2021	March 29, 2020
Americas	$107,836	$60,247
Europe	57,048	48,582
Greater China	38,238	26,403
Other Asia	35,905	32,003
	$239,027	$167,235

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	April 4, 2021	March 29, 2020
Standard products and services	$222,326	$152,854
Application-specific customer solutions	16,701	14,381
	$239,027	$167,235

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $14,789,000 and $6,846,000 as of April 4, 2021 and December 31, 2020, respectively.

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
The following table summarizes the allowance for credit losses activity for the three-month period ended April 4, 2021 (in thousands):

Balance as of December 31, 2020	$831
Increases to the allowance for credit losses	—
Write-offs	(33)
Foreign exchange rate changes	—
Balance as of April 4, 2021	$798

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended April 4, 2021 (in thousands):

Balance as of December 31, 2020	$21,274
Deferral of revenue billed in the current period, net of recognition	38,380
Recognition of revenue deferred in prior periods	(7,757)
Foreign exchange rate changes	(237)
Balance as of April 4, 2021	$51,660

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 12: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units ("RSUs"). As of April 4, 2021, the Company had 15,650,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the three-month period ended April 4, 2021:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	8,970	$44.73
Granted	421	90.50
Exercised	(897)	38.82
Forfeited or expired	(42)	48.68
Outstanding as of April 4, 2021	8,452	$47.62	7.11	$312,675
Exercisable as of April 4, 2021	3,824	$38.18	5.92	$176,405
Options vested or expected to vest as of April 4, 2021 (1)	7,733	$46.78	7.00	$292,344
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	April 4, 2021	March 29, 2020
Risk-free rate	1.3%	1.6%
Expected dividend yield	0.27%	0.43%
Expected volatility	39%	37%
Expected term (in years)	5.7	6.0

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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended April 4, 2021 and March 29, 2020 were $33.63 and $18.46, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended April 4, 2021 and March 29, 2020 were $42,327,000 and $14,454,000, respectively. The total fair values of stock options vested for the three-month periods ended April 4, 2021 and March 29, 2020 were $35,600,000 and $36,664,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the three-month period ended April 4, 2021:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	554	$51.27
Granted	245	89.86
Vested	(2)	50.94
Forfeited or expired	(15)	52.22
Nonvested as of April 4, 2021	782	$63.33

The weighted-average grant-date fair values of RSUs granted during the three-month periods ended April 4, 2021 and March 29, 2020 were $89.86 and $50.94, respectively. There were 2,000 RSUs that vested during the three-month period ended April 4, 2021 and no RSUs that vested during the three-month period ended March 29, 2020.
Stock-Based Compensation Expense
The Company segments its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 8% to all stock-based awards for senior management and a rate of 12% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. This resulted in a decrease to compensation expense of $255,000 in 2021 and an increase to compensation expense of $1,787,000 in 2020.
As of April 4, 2021, total unrecognized compensation expense related to non-vested equity awards, including stock options and RSUs, was $69,821,000, which is expected to be recognized over a weighted-average period of 2.0 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 4, 2021 were $12,009,000 and $1,813,000, respectively, and for the three-month period ended March 29, 2020, were $14,790,000 and $2,564,000, respectively. No compensation expense was capitalized as of April 4, 2021 or December 31, 2020.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 4, 2021	March 29, 2020
Cost of revenue	$248	$354
Research, development, and engineering	4,003	5,366
Selling, general, and administrative	7,758	9,070
	$12,009	$14,790
NOTE 13: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of April 4, 2021, the Company repurchased 2,897,000 shares at a cost of $127,827,000 under this program, including 80,000 shares at a cost of $6,479,000 during the three-month period ended April 4, 2021, leaving a remaining balance of $72,173,000. During the three-month period ended March 29, 2020, 1,215,000 shares were repurchased at a cost of $51,036,000 under this October 2018 program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
NOTE 14: Income Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended
	April 4, 2021	March 29, 2020
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%
State income taxes, net of federal benefit	2%	1%
Foreign tax rate differential	(5)%	(6)%
Tax credit	(1)%	(1)%
Discrete tax benefit related to stock options	(7)%	(7)%
Other discrete adjustments	—%	1%
Other	1%	2%
Income tax expense	11%	11%

The Company recorded discrete tax benefits arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock exercises that resulted in a favorable impact to the effective tax rate of 7% for both of the three-month periods ended April 4, 2021 and March 29, 2020. In addition to stock exercises, other discrete adjustments recorded during the three-month period ended March 29, 2020 included the final true-up of the prior year's tax accrual upon filing the related tax return that resulted in an unfavorable impact to the effective tax rate of 1%.
Excluding the impact of these discrete items, the Company’s effective tax rate was 18% of pre-tax income for the three-month period ended April 4, 2021 compared to 17% for the same period in 2020. The increase in the effective tax rate, excluding the impact of discrete items, was due to a higher percentage of the Company's pre-tax income being earned and taxed in higher tax jurisdictions.
During the three-month period ended April 4, 2021, the Company recorded a $478,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $183,000 for the three-month period ended April 4, 2021.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s reserve for income taxes, including gross interest and penalties, was $15,780,000 as of April 4, 2021, which included $14,752,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $1,528,000. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $450,000 to $500,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 25% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a favorable impact to the effective tax rate of 5% for the three-month period ended April 4, 2021, and 6% for the same period in 2020.
Within the United States, the tax years 2017 through 2019 remain open to examination by the Internal Revenue Service ("IRS") and various state tax authorities. The tax years 2016 through 2019 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company has been previously notified that it is under audit by the IRS for the tax year 2017. Additionally, the Company has been recently notified that it is under audit by the IRS for tax year 2018, as well as the Commonwealth of Massachusetts Department of Revenue for tax years 2017 and 2018. Management believes the Company is adequately reserved for these audits. The final determination of tax audits could result in favorable or unfavorable changes in our estimates.
NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	April 4, 2021	March 29, 2020
Basic weighted-average common shares outstanding	176,288	172,408
Effect of dilutive equity awards	3,683	3,194
Weighted-average common and common-equivalent shares outstanding	179,971	175,602
Stock options to purchase 485,000 and 6,273,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 4, 2021 and March 29, 2020, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 124,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month period ended April 4, 2021, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. There were no anti-dilutive restricted stock units outstanding, on a weighted-average basis, during the three-month period ended March 29, 2020.
NOTE 16: Restructuring Charges

On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The restructuring plan included a global workforce reduction of approximately 8% and office closures.

As of December 31, 2020, the majority of these actions were completed and no additional charges are expected to be incurred in future periods in relation to this restructuring plan. There were no restructuring charges recognized during the three-month period ended April 4, 2021.

The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Balance as of December 31, 2020	$1,624	$750	$15	$2,389
Cash payments	(951)	(68)	(15)	(1,034)
Foreign exchange rate changes	(1)	(4)	—	(5)
Balance as of April 4, 2021	$672	$678	$—	$1,350

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17: Subsequent Events
On May 6, 2021, the Company’s Board of Directors declared a cash dividend of $0.060 per share. The dividend is payable on June 4, 2021 to all shareholders of record as of the close of business on May 21, 2021.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, the expected impact of the COVID-19 pandemic on our assets, business and results of operations, customer order rates and timing of related revenue, future product mix, restructuring and other cost-savings initiatives, research and development activities, new product offerings, capital expenditures, investments, acquisitions, liquidity, dividends and stock repurchases, strategic plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact, duration, and severity of the COVID-19 pandemic; (2) potential disruptions to our business due to restructuring activities; (3) the loss of, or curtailment of purchases by, large customers in the consumer electronics and logistics industries; (4) the reliance on revenue from the automotive industry; (5) the reliance on key suppliers to manufacture and deliver critical components for our products and potential disruptions to the supply chain; (6) the failure to effectively manage product transitions or accurately forecast customer demand; (7) the inability to design and manufacture high-quality products; (8) the inability to attract and retain skilled employees and maintain our unique corporate culture; (9) the failure to effectively manage our growth; (10) the inability to achieve growth in revenue and profits from the logistics industry; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the impact of competitive pressures; (14) the challenges in integrating and achieving expected results from acquired businesses; (15) potential disruptions in our business systems; (16) information security breaches; (17) the inability to protect our proprietary technology and intellectual property; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) our involvement in time-consuming and costly litigation; (22) unfavorable global economic conditions; and (23) economic, political, and other risks associated with international sales and operations. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Revenue for the first quarter of 2021 totaled $239,027,000, an increase of 43% from the first quarter of 2020. The increase was driven by significantly higher revenue from the ecommerce sector of the logistics industry, in addition to growth in a variety of other industries, most notably automotive, medical-related, semiconductor, and consumer electronics.

Gross margin as a percentage of revenue improved to 77% for the first quarter of 2021 from 75% for the first quarter of 2020. The increase was due primarily to cost efficiencies related to higher sales volume, favorable product mix, and the impact of foreign currency exchange rate changes, partially offset by a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins.
Operating expenses increased slightly over the same quarter in 2020, as higher incentive compensation costs and the impact of foreign currency exchange rate changes were largely offset by savings from cost-cutting measures implemented in 2020. Operating income expanded to 33% of revenue for the first quarter of 2021 compared to 13% of revenue for the first quarter of 2020, as a result of the revenue growth in the first quarter of 2021. Net income was 29% of revenue compared to 12% of revenue for the first quarters of 2021 and 2020, respectively, and $0.39 per diluted share compared to $0.12 per diluted share for these same periods.
Results of Operations
Revenue
Revenue for the first quarter of 2021 totaled $239,027,000, representing an increase of $71,792,000, or 43%, over the first quarter of 2020. The biggest driver of the increase was higher revenue from the ecommerce sector of the logistics industry, which was our largest and fastest-growing market in the first quarter of 2021. Growth in other industries also contributed to the increase in revenue over the prior year, including higher revenue from customers in the automotive, medical-related, semiconductor, and consumer electronics industries. The increase in medical-related revenue was due in part to COVID-19-related applications for Cognex products. The COVID-19 outbreak had a modest adverse impact on our business in the first quarter of 2020, primarily near the end of that quarter.
From a geographic perspective, revenue from customers based in the Americas increased by 79% from the prior year driven by higher revenue in the logistics industry, and to a lesser extent, from applications in medical-related industries. A significant portion of our logistics business currently comes from customers based in the Americas.
Revenue from customers based in Europe increased by 17% from the prior year. Approximately half of this increase resulted from a favorable currency impact, as sales denominated in Euros were translated to U.S. Dollars at a higher rate in the first quarter of 2021 as compared to a year ago. The remaining increase was due to higher revenue from customers in a variety of industries, most notably logistics and automotive.
Revenue from customers based in Greater China increased by 45% from the prior year due largely to higher revenue in the consumer electronics and automotive industries, while revenue from other countries in Asia increased by 12% from the prior year due primarily to higher revenue in the semiconductor and automotive industries.
As of the date of this report, we expect revenue for the second quarter of 2021 to be higher than the second quarter of 2020, which was negatively impacted by COVID-19, as well as higher than the first quarter of 2021. The anticipated higher revenue in the second quarter of 2021 over the same quarter in the prior year is expected to be broad-based across our regions and major industries.
Gross Margin
Gross margin as a percentage of revenue was 77% for the first quarter of 2021 compared to 75% for the first quarter of 2020. The increase in the gross margin percentage was primarily due to manufacturing efficiencies related to the higher revenue level, as well as favorable product mix. The favorable impact of foreign currency exchange rates on revenue noted above also contributed to the higher gross margin percentage, as the majority of our cost of revenue is denominated in U.S. Dollars. These increases were partially offset by a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins.
As of the date of this report, we expect gross margin as a percentage of revenue for the second quarter of 2021 to be in the mid-70% range, but lower than the 77% reported for the first quarter of 2021.
Operating Expenses
Research, development, and engineering (RD&E) expenses decreased by $1,841,000, or 5%, from the prior year as detailed in the table below (in thousands).

Three-month period
RD&E expenses in 2020	$35,946
Stock-based compensation expense	(1,568)
Personnel-related costs	(1,287)
Foreign currency exchange rate changes	1,350
Other	(336)
RD&E expenses in 2021	$34,105

Stock-based compensation expense decreased from the prior year due to changes in equity awards over time (e.g., increased number of restricted stock units, varied vesting schedules, etc.), as well as the cancellation of awards resulting from a workforce reduction in the second quarter of 2020. Personnel-related costs were also lower due to the workforce reduction, partially offset by annual salary increases and higher fringe benefits provided to employees. These decreases were partially offset by the impact of foreign currency exchange rate changes that resulted in a higher level of RD&E expenses as compared to the prior year, as costs denominated in foreign currencies were translated to U.S. Dollars at a higher rate.
RD&E expenses as a percentage of revenue were 14% for the first quarter of 2021 compared to 21% for the first quarter of 2020. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $3,286,000, or 5%, from the prior year as detailed in the table below (in thousands).

Three-month period
SG&A expenses in 2020	$69,138
Incentive compensation	5,147
Foreign currency exchange rate changes	2,867
Travel expenses	(1,944)
Personnel-related costs	(1,624)
Stock-based compensation expense	(1,514)
Other	354
SG&A expenses in 2021	$72,424

The increase from the prior year was due to higher expenses related to annual incentive compensation plans, which include incentive bonuses and sales commissions. Incentive bonus accruals were higher than the prior year based on management's assessment of the Company's expected performance against relevant full-year goals. Likewise, sales commissions increased due to the higher business levels. In addition, foreign currency exchange rate changes resulted in a higher level of SG&A expenses as compared to the prior year, as costs denominated in foreign currencies were translated to U.S. Dollars at a higher rate.
These increases were partially offset by lower travel expenses resulting in part from COVID-19 restrictions. The majority of these savings came from sales activities, which continue to be redirected to online efforts due to customer facility restrictions in certain regions. We expect restrictions to continue for at least the first half of 2021. In addition, personnel-related costs were lower due to a workforce reduction in the second quarter of 2020, partially offset by annual salary increases and higher fringe benefits provided to employees. Stock-based compensation expense also decreased due primarily to the impact of revised forfeiture rates.

Non-operating Income (Expense)
The Company recorded foreign currency losses of $1,008,000 and $3,003,000 for the first quarters of 2021 and 2020, respectively. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another. The loss in the first quarter of 2020 was largely due to the revaluation of an intercompany balance that was created by the migration of acquired intellectual property from one subsidiary to another, which was settled in 2020.
Investment income decreased by $3,675,000, or 70%, from the prior year. The decrease was due primarily to lower yields on the Company's portfolio of debt securities.
The Company recorded other expense of $168,000 and $183,000 for the first quarters of 2021 and 2020, respectively. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense
The Company’s effective tax rate was 11% of pre-tax income for both the first quarters of 2021 and 2020.
The effective tax rate included a decrease in tax expense of $5,207,000 and $1,680,000 for the first quarters of 2021 and 2020, respectively, related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot accurately predict the level of stock option exercises by employees in future periods.
Other discrete tax items included an increase in tax expense of $242,000 for the first quarter of 2020 from the final true-up of the prior year's tax accrual upon filing the related tax return.
Excluding the impact of these discrete items, the Company’s effective tax rate was 18% of pre-tax income for the first quarter of 2021 compared to 17% for the first quarter of 2020. The increase in the effective tax rate, excluding the impact of discrete items, was due to a higher percentage of the Company's pre-tax income being earned and taxed in higher tax jurisdictions.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $876,284,000 as of April 4, 2021. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements for the first quarter of 2021 were primarily met with positive cash flows from operations and the proceeds from stock option exercises. Cash requirements consisted of operating activities, the payment of dividends, the repurchase of common stock, and capital expenditures. Cash outlays in the first quarter of 2021 included incentive compensation payments that were earned and accrued in 2020.
Capital expenditures for the first quarter of 2021 totaled $2,436,000 and consisted primarily of computer hardware and software, as well as manufacturing test equipment related to new product introductions. In 2021, the Company is making investments in business systems related to its sales process, including systems to help our sales team more efficiently manage customer relationships and sales opportunities, which are expected to be placed into service in the first quarter of 2022.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of April 4, 2021, the Company repurchased 2,897,000 shares at a cost of $127,827,000 under this program, including 80,000 shares at a cost of $6,479,000 during the three-month period ended April 4, 2021, leaving a remaining balance of $72,173,000. During the three-month period ended March 29, 2020, 1,215,000 shares were repurchased at a cost of $51,036,000 under this October 2018 program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

The Company’s Board of Directors declared and paid cash dividends of $0.060 per share in the first quarter of 2021, totaling $10,595,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. As of April 4, 2021, the Company had $876,284,000 in cash and investments. In addition, the Company has no long-term debt and does not anticipate needing debt financing in the near future. We believe that our strong cash position has put us in a relatively good position with respect to our longer-term liquidity needs.

New Pronouncements
Refer to Part I - Note 2 within this Form 10-Q, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2020.

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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended April 4, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have considered the impact of COVID-19 on our internal controls over financial reporting. Personnel constraints related to working from home have made our ability to execute certain controls more challenging; however, we have enhanced existing monitoring controls in an effort to ensure we continue to have effective internal controls during this time.

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

ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended April 4, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	—	$—	—	$278,652,000
February 1, 2021 - February 28, 2021	6,000	82.84	6,000	278,172,000
March 1, 2021 - April 4, 2021	74,000	80.46	74,000	272,173,000
Total	80,000	$80.63	80,000	$272,173,000
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

Date:	May 6, 2021	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)