Form 10-Q
period 2021-07-04
COGNEX CORP
filed 2021-08-05
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 2021 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of July 4, 2021, there were 176,707,164 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(unaudited)		(unaudited)
Revenue	$269,158	$169,097	$508,185	$336,332
Cost of revenue	68,432	50,320	122,477	91,520
Gross margin	200,726	118,777	385,708	244,812
Research, development, and engineering expenses	31,302	30,397	65,407	66,343
Selling, general, and administrative expenses	76,843	60,153	149,267	129,291
Restructuring charges (Note 16)	—	14,798	—	14,798
Intangible asset impairment charges (Note 8)	—	19,571	—	19,571
Operating income (loss)	92,581	(6,142)	171,034	14,809
Foreign currency gain (loss)	(639)	336	(1,647)	(2,667)
Investment income	1,723	3,291	3,277	8,520
Other income (expense)	(127)	203	(295)	20
Income (loss) before income tax expense (benefit)	93,538	(2,312)	172,369	20,682
Income tax expense (benefit)	15,940	(1,170)	24,923	1,347
Net income (loss)	$77,598	$(1,142)	$147,446	$19,335

Net income (loss) per weighted-average common and common-equivalent share:
Basic	$0.44	$(0.01)	$0.84	$0.11
Diluted	$0.43	$(0.01)	$0.82	$0.11

Weighted-average common and common-equivalent shares outstanding:
Basic	176,626	172,283	176,454	172,345
Diluted	179,991	172,283	179,982	175,499

Cash dividends per common share	$0.060	$0.055	$0.120	$0.110

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(unaudited)		(unaudited)
Net income (loss)	$77,598	$(1,142)	$147,446	$19,335
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(61) and $(836) in the three-month periods and net of tax of $(646) and $(1,788) in the six-month periods, respectively	(138)	12,451	(2,096)	8,590
Reclassification of credit loss (recovery) on investments into current operations	—	(85)	—	75
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	(68)	(955)	(68)	(2,805)
Net change related to available-for-sale investments	(206)	11,411	(2,164)	5,860

Foreign currency translation adjustments:
Foreign currency translation adjustments	(337)	1,903	(3,107)	(5,462)
Net change related to foreign currency translation adjustments	(337)	1,903	(3,107)	(5,462)

Other comprehensive income (loss), net of tax	(543)	13,314	(5,271)	398
Total comprehensive income	$77,055	$12,172	$142,175	$19,733

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 4, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,037	$269,073
Current investments, amortized cost of $189,818 and $102,258 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	190,747	103,240
Accounts receivable, allowance for credit losses of $803 and $831 in 2021 and 2020, respectively	149,157	125,696
Unbilled revenue	1,788	5,632
Inventories	68,503	60,830
Prepaid expenses and other current assets	65,646	37,220
Total current assets	692,878	601,691
Non-current investments, amortized cost of $542,015 and $390,417 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	543,965	395,125
Property, plant, and equipment, net	76,972	79,173
Operating lease assets	21,277	22,582
Goodwill	242,906	244,078
Intangible assets, net	13,702	15,555
Deferred income taxes	425,618	434,704
Other assets	7,603	7,794
Total assets	$2,024,921	$1,800,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,304	$16,270
Accrued expenses	76,653	77,264
Accrued income taxes	11,644	9,379
Deferred revenue and customer deposits	76,445	21,274
Operating lease liabilities	7,888	8,110
Total current liabilities	204,934	132,297
Non-current operating lease liabilities	16,362	18,120
Deferred income taxes	306,355	314,952
Reserve for income taxes	15,227	14,257
Non-current accrued income taxes	40,963	48,915
Other liabilities	11,626	9,959
Total liabilities	595,467	538,500

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2021 and 2020, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2021 and 2020, respectively, issued and outstanding: 176,707 and 175,790 shares in 2021 and 2020, respectively	353	352
Additional paid-in capital	874,883	807,739
Retained earnings	593,290	487,912
Accumulated other comprehensive loss, net of tax	(39,072)	(33,801)
Total shareholders’ equity	1,429,454	1,262,202
Total liabilities and shareholders' equity	$2,024,921	$1,800,702

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 4, 2021	June 28, 2020
	(unaudited)
Cash flows from operating activities:
Net income	$147,446	$19,335
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	22,739	22,808
Depreciation of property, plant, and equipment	8,510	11,162
Loss on disposal of property, plant, and equipment	4	1,214
Amortization of intangible assets	1,853	2,582
Intangible asset impairment charges	—	19,571
Excess and obsolete inventory charges	1,816	8,783
Operating lease asset impairment charges	—	2,534
Amortization of discounts or premiums on investments	1,840	328
Realized gain on sale of investments	(68)	(2,805)
Credit loss on investments	—	75
Revaluation of contingent consideration	—	(114)
Change in deferred income taxes	973	1,395
Change in operating assets and liabilities:
Accounts receivable	(23,488)	(8,957)
Unbilled revenue	3,844	3,804
Inventories	(9,521)	(1,664)
Prepaid expenses and other current assets	(28,830)	(25,461)
Accounts payable	16,058	143
Accrued expenses	206	15,806
Accrued income taxes	(5,588)	(25,411)
Deferred revenue and customer deposits	55,220	32,586
Other	1,711	(1,534)
Net cash provided by operating activities	194,725	76,180
Cash flows from investing activities:
Purchases of investments	(511,625)	(317,540)
Maturities and sales of investments	270,696	387,765
Purchases of property, plant, and equipment	(6,550)	(6,985)
Net cash provided by (used in) investing activities	(247,479)	63,240
Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	44,407	48,235
Repurchase of common stock	(20,877)	(51,036)
Payment of dividends	(21,192)	(18,972)
Payment of contingent consideration	—	(1,039)
Net cash provided by (used in) financing activities	2,338	(22,812)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,620)	(2,018)
Net change in cash and cash equivalents	(52,036)	114,590
Cash and cash equivalents at beginning of period	269,073	171,431
Cash and cash equivalents at end of period	$217,037	$286,021

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of April 4, 2021	176,608	$353	$854,491	$540,686	$(38,529)	$1,357,001
Net issuance of common stock under stock plans	277	1	9,662	—	—	9,663
Repurchase of common stock	(178)	(1)	—	(14,397)	—	(14,398)
Stock-based compensation expense	—	—	10,730	—	—	10,730
Payment of dividends ($0.060 per common share)	—	—	—	(10,597)	—	(10,597)
Net income	—	—	—	77,598	—	77,598
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(61)	—	—	—	—	(138)	(138)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(68)	(68)
Foreign currency translation adjustment	—	—	—	—	(337)	(337)
Balance as of July 4, 2021 (unaudited)	176,707	$353	$874,883	$593,290	$(39,072)	$1,429,454

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of March 29, 2020	171,688	$344	$664,132	$713,208	$(50,191)	$1,327,493
Net issuance of common stock under stock plans	1,359	2	38,262	—	—	38,264
Stock-based compensation expense	—	—	8,018	—	—	8,018
Payment of dividends ($0.055 per common share)	—	—	—	(9,469)	—	(9,469)
Net income (loss)	—	—	—	(1,142)	—	(1,142)
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(836)	—	—	—	—	12,451	12,451
Reclassification of credit loss (recovery) on investments	—	—	—	—	(85)	(85)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(955)	(955)
Foreign currency translation adjustment	—	—	—	—	1,903	1,903
Balance as of June 28, 2020 (unaudited)	173,047	$346	$710,412	$702,597	$(36,877)	$1,376,478

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2020	175,790	$352	$807,739	$487,912	$(33,801)	$1,262,202
Net issuance of common stock under stock plans	1,175	2	44,405	—	—	44,407
Repurchase of common stock	(258)	(1)	—	(20,876)	—	(20,877)
Stock-based compensation expense	—	—	22,739	—	—	22,739
Payment of dividends ($0.120 per common share)	—	—	—	(21,192)	—	(21,192)
Net income	—	—	—	147,446	—	147,446
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(646)	—	—	—	—	(2,096)	(2,096)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(68)	(68)
Foreign currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Balance as of July 4, 2021 (unaudited)	176,707	$353	$874,883	$593,290	$(39,072)	$1,429,454

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710
Net issuance of common stock under stock plans	1,822	3	48,232	—	—	48,235
Repurchase of common stock	(1,215)	(2)	—	(51,034)	—	(51,036)
Stock-based compensation expense	—	—	22,808	—	—	22,808
Payment of dividends ($0.110 per common share)	—	—	—	(18,972)	—	(18,972)
Net income	—	—	—	19,335	—	19,335
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(1,788)	—	—	—	—	8,590	8,590
Reclassification of credit loss (recovery) on investments	—	—	—	—	75	75
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(2,805)	(2,805)
Foreign currency translation adjustment	—	—	—	—	(5,462)	(5,462)
Balance as of June 28, 2020 (unaudited)	173,047	$346	$710,412	$702,597	$(36,877)	$1,376,478

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, excess and obsolete inventory charges (Note 5), intangible asset impairment charges (Note 8), restructuring charges (Note 16) and financial statement reclassifications necessary to present fairly the Company’s financial position as of July 4, 2021, and the results of its operations for the three-month and six-month periods ended July 4, 2021 and June 28, 2020, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 4, 2021 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of July 4, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$200		$—
Corporate bonds	—	482,236	—
Treasury bills	—	130,961	—
Asset-backed securities	—	90,265	—
Agency bonds	—	18,960	—
Municipal bonds	—	6,997	—
Sovereign bonds	—	5,293	—
Economic hedge forward contracts	—	47	—
Liabilities:
Economic hedge forward contracts	—	585	—

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

The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. in 2017 was written down to zero in 2019 resulting from a lower level of revenue in the Americas' automotive industry, and the balance remains at zero as of July 4, 2021. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based upon certain revenue levels over the next year.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis

Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances, referred to as "triggering events," indicate the carrying value may not be recoverable. The adverse impact of the COVID-19 pandemic on our business in 2020 triggered a review of long-lived assets for potential impairment as of May 26, 2020, which resulted in operating lease asset impairment charges of $2,534,000 (refer to Notes 6 and 16) that were included in "Restructuring charges" on the Consolidated Statements of Operations, and intangible asset impairment charges of $19,571,000 (refer to Note 8) in the second quarter of 2020. These fair value measurements were based upon the present values of future cash flows using significant inputs that were not observable in the market, and were therefore classified as Level 3.
No triggering event occurred in the six-month period ended July 4, 2021 that would indicate a potential impairment of long-lived assets. However, the Company continues to monitor global economic conditions, as events or changes in circumstances could result in an impairment of long-lived assets in a future period.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 4, 2021	December 31, 2020
Cash	$216,837	$266,609
Money market instruments	200	2,464
Cash and cash equivalents	217,037	269,073
Treasury bills	92,939	35,403
Corporate bonds	66,452	32,714
Asset-backed securities	24,756	25,160
Sovereign bonds	4,196	8,660
Municipal bonds	2,404	1,303
Current investments	190,747	103,240
Corporate bonds	415,784	203,428
Asset-backed securities	65,509	67,058
Treasury bills	38,022	96,458
Agency bonds	18,960	19,006
Municipal bonds	4,593	5,735
Sovereign bonds	1,097	3,440
Non-current investments	543,965	395,125
	$951,749	$767,438

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash equivalents consist primarily of government and institutional money market funds; treasury bills consist of debt securities issued by the U.S. government; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; sovereign bonds consist of direct debt issued by foreign governments; municipal bonds consist of debt securities issued by state and local government entities; and agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing. All of the Company's securities as of July 4, 2021 and December 31, 2020 were denominated in U.S. Dollars.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $2,992,000 and $1,560,000 as of July 4, 2021 and December 31, 2020, respectively.
The following table summarizes the Company’s available-for-sale investments as of July 4, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Treasury bills	$92,502	$437	$—	$92,939
Corporate bonds	66,164	291	(3)	66,452
Asset-backed securities	24,562	197	(3)	24,756
Sovereign bonds	4,189	7	—	4,196
Municipal bonds	2,401	3	—	2,404
Non-current:
Corporate bonds	414,453	1,874	(543)	415,784
Asset-backed securities	65,276	315	(82)	65,509
Treasury bills	37,677	345	—	38,022
Agency bonds	18,921	39	—	18,960
Municipal bonds	4,592	12	(11)	4,593
Sovereign bonds	1,096	1	—	1,097
	$731,833	$3,521	$(642)	$734,712
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 4, 2021 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$179,565	$(546)	$—	$—	$179,565	$(546)
Asset-backed securities	13,088	(85)	—	—	13,088	(85)
Municipal bonds	3,946	(11)	—	—	3,946	(11)
	$196,599	$(642)	$—	$—	$196,599	$(642)

The Company's allowance for credit losses on debt securities was zero as of July 4, 2021 and December 31, 2020. There was no activity recorded in the allowance for credit losses during the three-month and six-month periods ended July 4, 2021. The Company recorded gross credit losses and gross credit recoveries totaling $0 and $85,000, respectively, for the three-month period ended June 28, 2020, and $160,000 and $85,000, respectively, for the six-month period ended June 28, 2020.

The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $68,000 and $0, respectively, for both the three-month and six-month periods ended July 4, 2021. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $962,000 and $7,000, respectively, for the three-month period ended June 28, 2020, and $2,826,000 and $21,000, respectively, for the six-month period ended June 28, 2020. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive loss.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 4, 2021 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$66,452	$161,596	$139,870	$77,234	$30,143	$6,941	$482,236
Treasury bills	92,939	37,917	105	—	—	—	130,961
Asset-backed securities	24,756	30,896	20,090	9,510	—	5,013	90,265
Agency bonds	—	18,960	—	—	—	—	18,960
Municipal bonds	2,404	4,593	—	—	—	—	6,997
Sovereign bonds	4,196	—	—	—	1,097	—	5,293
	$190,747	$253,962	$160,065	$86,744	$31,240	$11,954	$734,712

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 4, 2021	December 31, 2020
Raw materials	$22,229	$26,800
Work-in-process	3,996	4,780
Finished goods	42,278	29,250
	$68,503	$60,830

The Company recorded provisions for excess and obsolete inventories of $1,111,000 and $1,816,000 for the three-month and six-month periods ended July 4, 2021, respectively, and $7,718,000 and $8,783,000 for the three-month and six-month periods ended June 28, 2020, respectively, which reduced the carrying value of the inventories to their net realizable value. Estimates in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of July 4, 2021. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of July 4, 2021.
The total operating lease expense for the three-month and six-month periods ended July 4, 2021 was $2,021,000 and $4,023,000, respectively. The total operating lease cash payments for the three-month and six-month periods ended July 4, 2021 were $2,014,000 and $4,075,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and six-month periods ended July 4, 2021 was $38,000 and $78,000, respectively.
The total operating lease expense for the three-month and six-month periods ended June 28, 2020 was $2,147,000 and $4,053,000, respectively. The total operating lease cash payments for the three-month and six-month periods ended June 28, 2020 were $2,091,000 and $3,954,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and six-month periods ended June 28, 2020 was $23,000 and $62,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2021	$4,598
2022	7,302
2023	5,531
2024	2,500
2025	1,580
2026	1,018
Thereafter	3,838
$26,367
The discounted present value of the future lease cash payments resulted in a lease liability of $24,250,000 and $26,230,000 as of July 4, 2021 and December 31, 2020, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of July 4, 2021 or December 31, 2020.
The weighted-average discount rate was 3.8% and 4.0% for the leases outstanding as of July 4, 2021 and December 31, 2020, respectively. The weighted-average remaining lease term was 4.8 and 5.1 years for the leases outstanding as of July 4, 2021 and December 31, 2020, respectively.
Management closed eleven leased offices in 2020, prior to the end of their lease terms, as a part of the Company's restructuring plan (refer to Note 16). The carrying value of the lease assets associated with the majority of these offices was reduced to zero as of June 28, 2020, resulting in operating lease asset impairment charges of $2,534,000 for the three-month period ended June 28, 2020 that are included in "Restructuring charges" on the Consolidated Statements of Operations. Management is currently negotiating early contract terminations for the remaining lease liability obligations associated with these abandoned offices, which obligations totaled $2,264,000 and $2,877,000 as of July 4, 2021 and December 31, 2020, respectively, and are included in "Operating lease liabilities" on the Consolidated Balance Sheets.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$244,078
Foreign exchange rate changes	(1,172)
Balance as of July 4, 2021	$242,906
The adverse impact of the COVID-19 pandemic on our business in 2020 triggered a review of long-lived assets, including goodwill, for potential impairment during the second quarter of 2020. Based on this assessment, management concluded that events and circumstances did not indicate the fair value of the reporting unit was less than its carrying value. Factors that management considered in this qualitative assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management or strategy, changes in the composition or carrying amount of net assets, and market capitalization.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	13,835	10,382
Customer relationships	10,578	7,520	3,058
Non-compete agreements	710	464	246
Trademarks	110	94	16
Balance as of July 4, 2021	$73,675	$59,973	$13,702

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	12,397	11,820
Customer relationships	10,578	7,160	3,418
Non-compete agreements	710	436	274
Trademarks	110	67	43
Balance as of December 31, 2020	$73,675	$58,120	$15,555

As of July 4, 2021, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2021	$1,803
2022	3,286
2023	2,594
2024	2,080
2025	1,757
2026	1,452
Thereafter	730
$13,702

The adverse impact of the COVID-19 pandemic on our business in 2020 triggered a review of long-lived assets, including intangible assets, for potential impairment during the second quarter of 2020. Based on this assessment, management concluded that certain of the Company's finite-lived intangible assets failed the recoverability test, and recorded impairment charges for these assets equal to the amount by which their carrying value exceeded their fair value. The Company also measured the fair value and recorded an impairment charge for its indefinite-lived intangible asset related to in-process technologies. The fair values were established, with the assistance of an outside valuation advisor, using the income approach based on a discounted cash flow model that estimated future revenue streams and expenses attributable to those revenue streams provided by management.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This review resulted in intangible asset impairment charges totaling $19,571,000 in the second quarter of 2020, primarily related to lower projected cash flows from the technologies and customer relationships acquired from Sualab Co. Ltd. ("Sualab") as a result of the deteriorating global economic conditions from the COVID-19 pandemic. Completed technologies, in-process technologies, and customer relationships acquired from Sualab were impaired in the amounts of $10,070,000, $5,900,000, and $3,382,000, respectively. In addition, customer relationships acquired from EnShape GmbH that had a gross carrying value of $447,000 and accumulated amortization of $228,000 on the measurement date were reduced to zero, resulting in an impairment charge of $219,000. The Company did not record impairment charges related to intangible assets during the three-month or six-month periods ended July 4, 2021.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2020	$5,406
Provisions for warranties issued during the period	1,693
Fulfillment of warranty obligations	(1,235)
Balance as of July 4, 2021	$5,864
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had the following outstanding forward contracts (in thousands):

	July 4, 2021		December 31, 2020
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Chinese Renminbi	490,000	$75,228	—	$—
Euro	35,000	41,457	50,000	61,342
Korean Won	21,000,000	18,483	6,925,000	6,377
Mexican Peso	130,000	6,519	155,000	7,776
Japanese Yen	600,000	5,391	600,000	5,808
Hungarian Forint	1,235,000	4,149	1,330,000	4,494
British Pound	2,820	3,881	1,675	2,287
Taiwanese Dollar	42,150	1,511	38,035	1,362
Canadian Dollar	1,435	1,160	1,285	1,010
Singapore Dollar	1,550	1,149	1,465	1,110

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	July 4, 2021	December 31, 2020	Sheet Location	July 4, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$47	$265	Accrued expenses	$585	$38

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	July 4, 2021	December 31, 2020		July 4, 2021	December 31, 2020
Gross amounts of recognized assets	$47	$265	Gross amounts of recognized liabilities	$585	$38
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$47	$265	Net amount of liabilities presented	$585	$38

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(746)	$60	$2,148	$(8,180)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Americas	$108,418	$68,966	$216,254	$129,214
Europe	59,967	35,987	117,015	84,569
Greater China	59,706	31,898	97,944	58,301
Other Asia	41,067	32,246	76,972	64,248
	$269,158	$169,097	$508,185	$336,332

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Standard products and services	$234,322	$158,807	$456,648	$311,662
Application-specific customer solutions	34,836	10,290	51,537	24,670
	$269,158	$169,097	$508,185	$336,332

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $25,328,000 and $6,846,000 as of July 4, 2021 and December 31, 2020, respectively.

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

The following table summarizes the allowance for credit losses activity for the six-month period ended July 4, 2021 (in thousands):

Balance as of December 31, 2020	$831
Increases to the allowance for credit losses	—
Write-offs, net of recoveries	(28)
Foreign exchange rate changes	—
Balance as of July 4, 2021	$803

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the deferred revenue and customer deposits activity for the six-month period ended July 4, 2021 (in thousands):

Balance as of December 31, 2020	$21,274
Deferral of revenue billed in the current period, net of recognition	69,372
Recognition of revenue deferred in prior period	(14,155)
Foreign exchange rate changes	(46)
Balance as of July 4, 2021	$76,445

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 12: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units ("RSUs"). As of July 4, 2021, the Company had 15,692,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the six-month period ended July 4, 2021:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	8,970	$44.73
Granted	469	89.19
Exercised	(1,167)	38.51
Forfeited or expired	(171)	50.95
Outstanding as of July 4, 2021	8,101	$48.07	6.91	$298,370
Exercisable as of July 4, 2021	3,652	$38.46	5.72	$168,497
Options vested or expected to vest as of July 4, 2021 (1)	7,474	$47.27	6.81	$281,063
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Risk-free rate	1.5%	1.6%	1.3%	1.6%
Expected dividend yield	0.31%	0.43%	0.27%	0.43%
Expected volatility	39%	37%	39%	37%
Expected term (in years)	7.1	6.0	5.8	6.0

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
The weighted-average grant-date fair values of stock options granted during the three-month and six-month periods ended July 4, 2021 were $32.07 and $33.47, respectively, and during the three-month and six-month periods ended June 28, 2020 were $19.13 and $18.52, respectively.
The total intrinsic values of stock options exercised for the three-month and six-month periods ended July 4, 2021 were $11,621,000 and $53,948,000, respectively, and for the three-month and six-month periods ended June 28, 2020 were $39,359,000 and $53,814,000, respectively. The total fair values of stock options vested for the three-month and six-month periods ended July 4, 2021 were $1,830,000 and $37,430,000, respectively, and for the three-month and six-month periods ended June 28, 2020 were $1,287,000 and $37,951,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the six-month period ended July 4, 2021:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	554	$51.27
Granted	296	87.46
Vested	(15)	56.61
Forfeited or expired	(27)	54.60
Nonvested as of July 4, 2021	808	$64.31
The weighted-average grant-date fair values of RSUs granted during the three-month and six-month periods ended July 4, 2021 were $75.98 and $87.46, respectively, and during the three-month and six-month periods ended June 28, 2020 were $56.97 and $51.53, respectively. There were 13,000 and 15,000 RSUs that vested during the three-month and six-month periods ended July 4, 2021, respectively. There were no RSUs that vested during the three-month and six-month periods ended June 28, 2020.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of July 4, 2021, total unrecognized compensation expense related to non-vested equity awards, including stock options and RSUs, was $63,625,000, which is expected to be recognized over a weighted-average period of 1.8 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 4, 2021 were $10,730,000 and $1,651,000, respectively, and for the six-month period ended July 4, 2021 were $22,739,000 and $3,464,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended June 28, 2020 were $8,018,000 and $1,277,000, respectively, and for the six-month period ended June 28, 2020 were $22,808,000 and $3,841,000, respectively. Stock-based compensation expense recognized for the three-month and six-month periods ended June 28, 2020 included credits of $1,401,000 relating to grants cancelled as a result of the Company's workforce reduction in the second quarter of 2020. No compensation expense was capitalized as of July 4, 2021 or December 31, 2020.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cost of revenue	$351	$363	$599	$717
Research, development, and engineering	3,064	2,401	7,067	7,767
Selling, general, and administrative	7,315	5,254	15,073	14,324
	$10,730	$8,018	$22,739	$22,808
NOTE 13: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of July 4, 2021, the Company repurchased 3,075,000 shares at a cost of $142,225,000 under this program, including 258,000 shares at a cost of $20,877,000 during the six-month period ended July 4, 2021, leaving a remaining balance of $57,775,000. 1,215,000 shares at a cost of $51,036,000 were repurchased during the six-month period ended June 28, 2020 under this October 2018 program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14: Income Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Income tax expense (benefit) at U.S. federal statutory corporate tax rate	21%	(21)%	21%	21%
State income taxes, net of federal benefit	2%	(1)%	2%	1%
Foreign tax rate differential	(5)%	5%	(5)%	(5)%
Tax credit	(1)%	2%	(1)%	(2)%
Discrete tax benefit related to stock options	(2)%	(191)%	(4)%	(29)%
Discrete tax expense related to tax return filings	1%	141%	—%	17%
Tax rate adjustment	—%	18%	—%	—%
Other	1%	(4)%	1%	4%
Income tax expense (benefit)	17%	(51)%	14%	7%

The Company recorded discrete tax benefits arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises that resulted in a favorable impact to the effective tax rate of 2% and 4% for the three-month and six-month periods ended July 4, 2021, respectively, and 191% and 29% for the three-month and six-month periods ended June 28, 2020, respectively. In addition to stock option exercises, other discrete adjustments recorded included the final true-up of the prior year's tax accrual upon filing the related tax return that resulted in an unfavorable impact to the effective tax rate of 1% for the three-month period ended July 4, 2021 and no impact for the six-month period ended July 4, 2021, and an unfavorable impact to the effective tax rate of 141% and 17% for the same periods in 2020.
Excluding the impact of these discrete items, the Company’s effective tax rate was an expense of 18% of pre-tax income for both the three-month and six-month periods ended July 4, 2021, compared to a benefit of 1% of pre-tax loss and an expense of 19% of pre-tax income for the same periods in 2020. The decrease in the effective tax rate for the six-month period, excluding the impact of discrete items, was due to a lower percentage of the Company's pre-tax income being earned and taxed in higher tax jurisdictions. There was an adjustment in the three-month period in 2020 to bring the year-to-date effective tax rate to 19%.
During the six-month period ended July 4, 2021, the Company recorded a $935,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $370,000 for the six-month period ended July 4, 2021.
The Company’s reserve for income taxes, including gross interest and penalties, was $16,255,000 as of July 4, 2021, which included $15,227,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $450,000 to $500,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 25% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in an impact to the effective tax rate of 5% for both the three-month and six-month periods ended July 4, 2021, and an impact of 5% for the same periods in 2020.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Within the United States, the tax years 2017 through 2020 remain open to examination by the Internal Revenue Service ("IRS") and various state tax authorities. The tax years 2016 through 2020 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company is under audit by the IRS for the tax years 2017 and 2018. Additionally, the Company is under audit by the Commonwealth of Massachusetts for tax years 2017 and 2018. Management believes the Company is adequately reserved for these audits. The final determination of tax audits could result in favorable or unfavorable changes in our estimates.
NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Basic weighted-average common shares outstanding	176,626	172,283	176,454	172,345
Effect of dilutive equity awards	3,365	—	3,528	3,154
Weighted-average common and common-equivalent shares outstanding	179,991	172,283	179,982	175,499

Stock options to purchase 701,000 and 591,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 4, 2021, respectively, and 5,801,000 and 6,328,000 for the same periods in 2020, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 500 and 1,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 4, 2021, respectively, and 27,000 and 14,000 for the same periods in 2020, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Additionally, because the Company recorded a cumulative net loss during the three-month period ended June 28, 2020, potential common stock equivalents of 3,120,000 were not included in the calculation of diluted net loss per share for this period.
NOTE 16: Restructuring Charges

On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The restructuring plan included a global workforce reduction of approximately 8% and office closures.

As of December 31, 2020, the majority of these actions were completed and no additional charges are expected to be incurred in future periods in relation to this restructuring plan. There were no restructuring charges recognized during the three-month or six-month periods ended July 4, 2021.

The following table summarizes the restructuring charges incurred in the three-month period ended June 28, 2020 (in thousands):

Incurred in the Three-months Ended June 28, 2020
One-time termination benefits	$10,386
Contract termination costs	3,995
Other associated costs	417
$14,798

One-time termination benefits included severance, health insurance, and outplacement services for 181 employees who were either terminated during the second quarter of 2020, or were notified during the second quarter of 2020 that they would be terminated at a future date. For employees not required to render service beyond a minimum retention period, the one-time termination benefits were recognized in the three-month period ended June 28, 2020. Otherwise, these benefits, including retention bonuses for selected employees, were recognized over the service period, which was completed by December 31, 2020.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract termination costs included operating lease asset impairment charges for offices closed prior to the end of the contractual lease term. These costs also included the write-off of leasehold improvements and other equipment related to these abandoned offices that had no alternative use, as well as other associated operating costs, such as utilities, that the Company is obligated to pay for the remainder of the lease term. These contract termination costs were primarily recognized in the second quarter of 2020 when the Company ceased using the property for economic benefit.

Other associated costs primarily included legal fees related to the employee termination actions, which were recognized when the services were performed.

The following table summarizes the activity for the six-month period ended July 4, 2021 in the Company’s restructuring reserve which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Balance as of December 31, 2020	$1,624	$750	$15	$2,389
Cash payments	(1,117)	(131)	(15)	(1,263)
Foreign exchange rate changes	—	(3)	—	(3)
Balance as of July 4, 2021	$507	$616	$—	$1,123
NOTE 17: Subsequent Events
On August 5, 2021, the Company’s Board of Directors declared a cash dividend of $0.060 per share. The dividend is payable on September 3, 2021 to all shareholders of record as of the close of business on August 20, 2021.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, the expected impact of the COVID-19 pandemic on our assets, business and results of operations, customer order rates and timing of related revenue, future product mix, restructuring and other cost-savings initiatives, research and development activities, new product offerings, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact, duration, and severity of the COVID-19 pandemic; (2) potential disruptions to our business due to restructuring activities; (3) the loss of, or curtailment of purchases by, large customers in the consumer electronics and logistics industries; (4) the reliance on revenue from the automotive industry; (5) the reliance on key suppliers to manufacture and deliver critical components for our products and potential disruptions to the supply chain, which could impact timely delivery of customer orders; (6) the failure to effectively manage product transitions or accurately forecast customer demand; (7) the inability to design and manufacture high-quality products; (8) the inability to attract and retain skilled employees and maintain our unique corporate culture; (9) the failure to effectively manage our growth; (10) the inability to achieve growth in revenue and profits from the logistics industry; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the impact of competitive pressures; (14) the challenges in integrating and achieving expected results from acquired businesses; (15) potential disruptions in our business systems; (16) information security breaches; (17) the inability to protect our proprietary technology and intellectual property; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) our involvement in time-consuming and costly litigation; (22) unfavorable global economic conditions; and (23) economic, political, and other risks associated with international sales and operations. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.

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
Cognex machine vision is used to automate manufacturing and distribution processes in a variety of industries, where the technology is widely recognized as an important component of automated production and quality assurance. Virtually every manufacturer can achieve better quality and manufacturing efficiency by using machine vision, and therefore, Cognex products are used by a broad base of customers across a variety of industries, including consumer electronics, automotive, consumer products, food and beverage, and medical-related. Cognex products are also used to automate distribution processes in the logistics industry, including for applications in retail distribution and e-commerce to scan, track, and sort goods through distribution centers.
The second quarter of 2020 was marked by a disruption to our business precipitated by the COVID-19 pandemic. In response, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs and optimize its business model. As a result of this plan, Cognex recorded restructuring, intangible asset impairment, and excess and obsolete inventory charges totaling over $42 million in the second quarter of 2020. Unless indicated otherwise, these charges are reflected in applicable year-on-year comparisons. Additional detail on these charges can be found by referring to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Revenue for the second quarter of 2021 totaled $269,158,000, an increase of 59% from the second quarter of 2020, which was adversely impacted by global economic conditions related to the COVID-19 pandemic. The increase came from a broad base of industries, and most notably from the logistics, automotive, and consumer electronics industries.
Gross margin as a percentage of revenue improved to 75% for the second quarter of 2021 from 70% for the second quarter of 2020, primarily due to lower provisions for excess and obsolete inventories.
Operating expenses decreased by $16,774,000, or 13%, for the second quarter of 2021 compared to the same quarter in 2020, as restructuring and intangible asset impairment charges of $34,369,000 recorded in the second quarter of 2020 did not repeat. Excluding these charges, operating expenses increased by $17,595,000, or 19%, primarily due to higher incentive compensation costs and the impact of foreign currency exchange rate changes, partially offset by savings from cost-cutting measures implemented in 2020.
Operating income expanded to 34% of revenue for the second quarter of 2021 compared to an operating loss of 4% of revenue for the second quarter of 2020. Net income was 29% of revenue for the second quarter of 2021, or $0.43 per diluted share, compared to net loss of 1% of revenue for the second quarter of 2020, or $0.01 per diluted share.
Results of Operations
Revenue
Revenue increased by $100,061,000, or 59%, for the three-month period and increased by $171,853,000, or 51%, for the six-month period. This increase reflected a broad-based recovery from the COVID-19 pandemic, which most significantly impacted our business in the second quarter of 2020. Although revenue increased from the prior year in all major industries we serve, the most significant dollar increases came from our three largest markets of logistics, automotive, and consumer electronics. Included in our logistics growth is higher revenue from e-commerce customers that we believe may be benefiting from an online ordering trend that has grown since the COVID-19 pandemic. Growth in other industries also contributed to the increase, including higher revenue from customers in the semiconductor and medical-related industries.
Compared to the first quarter of 2021, revenue increased by $30,131,000, or 13%, due largely to the timing of revenue in the consumer electronics industry. Revenue for the second quarter of 2021 was modestly impacted by delays of customer deliveries for certain products due to global supply shortages.
From a geographic perspective, revenue from customers based in the Americas increased by 57% for the three-month period and 67% for the six-month period driven by higher revenue in the logistics industry, and to a lesser extent, from applications in medical-related and automotive industries.
Revenue from customers based in Europe increased by 67% for the three-month period and 38% for the six-month period as a result of higher revenue from customers in a variety of industries, most notably automotive and logistics. Changes in foreign currency exchange rates accounted for approximately 10% of the revenue increase in both periods, and related to the translation of Euro denominated revenue to U.S. Dollars.
Revenue from customers based in Greater China increased by 87% for the three-month period and 68% for the six-month period due largely to higher revenue in the consumer electronics and automotive industries. A portion of the increase was driven by the timing of revenue in the consumer electronics industry, as there was a higher concentration of this revenue in the second quarter of 2021 compared to the second quarter of 2020. Changes in foreign currency exchange rates accounted for a relatively small percentage of the revenue increase in both periods, and related to the translation of Chinese Yuan denominated revenue to U.S. Dollars.
Revenue from other countries in Asia increased by 27% for the three-month period and 20% for the six-month period due primarily to higher revenue in the semiconductor and automotive industries.
As of the date of this report, we expect revenue for the third quarter of 2021 to be higher than the second quarter of 2021, due primarily to higher revenue from customers in the consumer electronics and logistics industries. Although we expect a sequential increase in revenue from the consumer electronics industry, we expect revenue from this industry to be lower than the prior year. Our estimates for the third quarter of 2021 assume continued delays of customer deliveries for certain products due to global supply shortages.
Gross Margin
Gross margin as a percentage of revenue was 75% and 76% for the three-month and six-month periods in 2021, respectively, compared to 70% and 73% for the same periods in 2020. The increase in the gross margin percentage was primarily due to lower provisions for excess and obsolete inventories as compared to the prior year. The higher provisions in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.
Gross margin as a percentage of revenue would be relatively consistent for all periods presented excluding the provisions for excess and obsolete inventories, as manufacturing efficiencies related to the higher revenue level were partially offset by a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins. In addition, we paid higher prices to purchase inventories in the second quarter of 2021 due to global supply shortages that we expect to continue for the remainder of the year.
As of the date of this report, we expect gross margin as a percentage of revenue for the third quarter of 2021 to be in the low-to-mid 70% range, but likely lower than the 75% reported for the second quarter of 2021. We expect a sequential decrease due to lower margins from strategic logistics projects, as well continued higher inventory purchase prices.

Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $905,000, or 3%, for the three-month period and decreased by $936,000, or 1%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
RD&E expenses in 2020	$30,397	$66,343
Personnel-related costs	(1,350)	(2,637)
Stock-based compensation expense	554	(1,014)
Foreign currency exchange rate changes	1,215	2,565
Incentive compensation	789	1,551
Other	(303)	(1,401)
RD&E expenses in 2021	$31,302	$65,407

Personnel-related costs were lower due to a workforce reduction in the second quarter of 2020, partially offset by annual salary increases and higher fringe benefits provided to employees. Stock-based compensation expense decreased for the six-month period due to changes in equity awards over time (e.g., increased number of restricted stock units, varied vesting schedules, etc.), as well as the cancellation of awards resulting from the workforce reduction. This decrease was partially offset by credits related to the workforce reduction that were recorded in the second quarter of 2020 and did not repeat, the impact of which resulted in an increase in stock-based compensation expense for the three-month period.
Foreign currency exchange rate changes resulted in a higher level of RD&E expenses as compared to the prior year, as costs denominated in foreign currencies were translated to U.S. Dollars at a higher rate. Incentive bonus accruals were higher than the prior year based on management's assessment of the Company's expected performance against relevant full-year goals.
RD&E expenses as a percentage of revenue were 12% and 13% for the three-month period and six-month period, respectively, compared to 18% and 20% for the same periods in 2020. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $16,690,000, or 28%, for the three-month period and $19,976,000, or 15%, for the six-month period as detailed in the table below (in thousands).

	Three-month period	Six-month period
SG&A expenses in 2020	$60,153	$129,291
Incentive compensation	6,214	11,361
Foreign currency exchange rate changes	2,955	5,822
Business system investments	494	1,307
Marketing programs	702	971
Stock-based compensation expense	1,963	449
Personnel-related costs	603	(1,021)
Travel expenses	1,749	(195)
Other	2,010	1,282
SG&A expenses in 2021	$76,843	$149,267
The increase from the prior year was due to higher expenses related to annual incentive compensation plans, which include incentive bonuses and sales commissions. Incentive bonus accruals were higher than the prior year based on management's assessment of the Company's expected performance against relevant full-year goals. Likewise, sales commissions increased due to the higher business levels.

Foreign currency exchange rate changes resulted in a higher level of SG&A expenses as compared to the prior year, as costs denominated in foreign currencies were translated to U.S. Dollars at a higher rate. Expenses were also higher due to investments the Company is making in business systems related to its sales process, including systems to help our sales team more efficiently manage customer relationships and sales opportunities. A portion of these costs is expensed as incurred, while the majority of these investments will be accounted for as a capital asset that is expected to be placed into service in the first quarter of 2022. The Company also increased spending on marketing programs in an effort to generate future sales opportunities, particularly related to new product introductions. Finally, stock-based compensation expense increased due primarily to credits related to the workforce reduction that were recorded in the second quarter of 2020 and did not repeat, partially offset by decreases due to the impact of forfeiture rates revised in the first quarter of 2021 and changes in equity awards over time.
These increases were partially offset by lower personnel-related costs for the six-month period due to the workforce reduction, net of higher costs from annual salary increases and higher fringe benefits provided to employees. For the three-month period, there was a lesser impact due to the timing of the workforce reduction that took place on May 26, 2020. In addition, during the second quarter of 2021, the Company increased its sales headcount in strategic growth areas of the business. Travel expenses were slightly lower for the six-month period, but were higher for the three-month period, as restrictions related to COVID-19 that were still in place in the first quarter of 2021 were eased in certain regions in the second quarter of 2021.
Restructuring and Intangible Asset Impairment Charges
In the second quarter of 2020, the Company recorded restructuring charges totaling $14,798,000 as a result of actions related to the Company’s restructuring plan, which included a global workforce reduction of approximately 8% and office closures. In addition, the adverse impact of the COVID-19 pandemic triggered a review of long-lived assets for potential impairment in the second quarter of 2020. This review resulted in intangible asset impairment charges totaling $19,571,000 recorded in the second quarter of 2020.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $639,000 and $1,647,000 for the three-month and six-month periods in 2021, respectively, compared to foreign currency gains of $336,000 and foreign currency losses of $2,667,000 for the same periods in 2020. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income decreased by $1,568,000, or 48%, for the three-month period and $5,243,0000, or 62%, for the six-month period. The decrease was due primarily to lower yields on the Company's portfolio of debt securities.
The Company recorded other expense of $127,000 and $295,000 for the three-month and six-month periods in 2021, respectively, compared to other income of $203,000 and $20,000 for the same periods in 2020. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense (Benefit)
The Company’s effective tax rate was 17% and 14% of pre-tax income for the three-month and six-month periods in 2021, respectively, compared to a benefit of 51% of pre-tax loss and an expense of 7% of pre-tax income for the same periods in 2020.
The effective tax rate included a decrease in tax expense of $1,431,000 and $6,638,000 for the three-month and six-month periods in 2021, respectively, and $4,413,000 and $6,093,000 for the same periods in 2020, related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot accurately predict the level of stock option exercises by employees in future periods.
Other discrete tax items included an increase in tax expense of $535,000 for both the three-month and six-month periods in 2021, and an increase in tax expense of $3,267,000 and $3,509,000 for the three-month and six-month periods in 2020, respectively, from the final true-up of the prior year's tax accrual upon filing the related tax return.
Excluding the impact of these discrete items, the Company’s effective tax rate was an expense of 18% of pre-tax income for both the three-month and six-month periods in 2021, compared to a benefit of 1% of pre-tax loss and an expense of 19% of pre-tax income for the same periods in 2020. The decrease in the effective tax rate for the six-month period, excluding the impact of discrete items, was due to a lower percentage of the Company's pre-tax income being earned and taxed in higher tax jurisdictions. There was an adjustment in the three-month period in 2020 to bring the year-to-date effective tax rate to 19%.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $951,749,000 as of July 4, 2021. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements for the six-month period ended July, 4, 2021 were primarily met with positive cash flows from operations and the proceeds from stock option exercises. Cash requirements consisted of operating activities, the payment of dividends, the repurchase of common stock, and capital expenditures. Cash flows from operating activities included increases in accounts receivable and inventories related to higher business levels. The Company expects inventory levels to continue to increase for the remainder of the year as we receive inventory that we purchased in response to global supply chain challenges.
Capital expenditures for the six-month period ended July 4, 2021 totaled $6,550,000 and consisted primarily of computer hardware and software, as well as manufacturing test equipment related to new product introductions. In 2021, the Company is making investments in business systems related to its sales process, the majority of which will be accounted for as a capital asset that is expected to be placed into service in the first quarter of 2022.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of July 4, 2021, the Company repurchased 3,075,000 shares at a cost of $142,225,000 under this program, including 258,000 shares at a cost of $20,877,000 during the six-month period ended July 4, 2021, leaving a remaining balance of $57,775,000. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.060 per share in the first and second quarters of 2021, totaling $21,192,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended July 4, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have considered the impact of COVID-19 on our internal controls over financial reporting. Personnel constraints related to working from home have made our ability to execute certain controls more challenging; however, we have enhanced existing monitoring controls in an effort to ensure we continue to have effective internal controls during this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended July 4, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 5, 2021 - May 2, 2021	54,000	$85.21	54,000	$267,614,000
May 3, 2021 - May 30, 2021	52,000	77.74	52,000	263,535,000
May 31, 2021 - July 4, 2021	72,000	79.91	72,000	257,775,000
Total	178,000	$80.89	178,000	$257,775,000
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

Date:	August 5, 2021	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)