Form 10-Q
period 2021-10-03
COGNEX CORP
filed 2021-11-04
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 2021 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 3, 2021, there were 176,799,003 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(unaudited)		(unaudited)
Revenue	$284,848	$251,073	$793,033	$587,405
Cost of revenue	85,712	59,741	208,189	151,261
Gross margin	199,136	191,332	584,844	436,144
Research, development, and engineering expenses	34,476	30,240	99,883	96,583
Selling, general, and administrative expenses	77,113	64,206	226,380	193,497
Restructuring charges (Note 16)	—	251	—	15,049
Intangible asset impairment charges (Note 8)	—	—	—	19,571
Operating income	87,547	96,635	258,581	111,444
Foreign currency gain (loss)	(586)	2,357	(2,233)	(310)
Investment income	1,748	2,490	5,025	11,010
Other income (expense)	(125)	(173)	(420)	(153)
Income before income tax expense	88,584	101,309	260,953	121,991
Income tax expense	9,684	13,803	34,607	15,150
Net income	$78,900	$87,506	$226,346	$106,841

Net income per weighted-average common and common-equivalent share:
Basic	$0.45	$0.50	$1.28	$0.62
Diluted	$0.44	$0.49	$1.26	$0.61

Weighted-average common and common-equivalent shares outstanding:
Basic	176,812	173,943	176,572	172,881
Diluted	180,342	177,138	180,109	176,038

Cash dividends per common share	$0.060	$0.055	$0.180	$0.165

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(unaudited)		(unaudited)
Net income	$78,900	$87,506	$226,346	$106,841
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(162) and $2,855 in the three-month periods and net of tax of $(808) and $1,067 in the nine-month periods, respectively	(521)	(2,308)	(2,617)	6,282
Reclassification of credit loss (recovery) on investments into current operations	—	—	—	75
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	(19)	(786)	(87)	(3,591)
Net change related to available-for-sale investments	(540)	(3,094)	(2,704)	2,766

Foreign currency translation adjustments:
Foreign currency translation adjustments	(2,136)	2,098	(5,243)	(3,364)
Net change related to foreign currency translation adjustments	(2,136)	2,098	(5,243)	(3,364)

Other comprehensive income (loss), net of tax	(2,676)	(996)	(7,947)	(598)
Total comprehensive income	$76,224	$86,510	$218,399	$106,243

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,479	$269,073
Current investments, amortized cost of $188,349 and $102,258 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	189,113	103,240
Accounts receivable, allowance for credit losses of $792 and $831 in 2021 and 2020, respectively	129,784	125,696
Unbilled revenue	7,325	5,632
Inventories	81,170	60,830
Prepaid expenses and other current assets	61,196	37,220
Total current assets	672,067	601,691
Non-current investments, amortized cost of $591,378 and $390,417 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	592,794	395,125
Property, plant, and equipment, net	76,882	79,173
Operating lease assets	24,154	22,582
Goodwill	241,799	244,078
Intangible assets, net	12,782	15,555
Deferred income taxes	420,962	434,704
Other assets	7,363	7,794
Total assets	$2,048,803	$1,800,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,797	$16,270
Accrued expenses	80,337	77,264
Accrued income taxes	12,271	9,379
Deferred revenue and customer deposits	37,843	21,274
Operating lease liabilities	7,889	8,110
Total current liabilities	165,137	132,297
Non-current operating lease liabilities	18,922	18,120
Deferred income taxes	302,019	314,952
Reserve for income taxes	14,805	14,257
Non-current accrued income taxes	40,963	48,915
Other liabilities	13,996	9,959
Total liabilities	555,842	538,500

Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2021 and 2020, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2021 and 2020, respectively, issued and outstanding: 176,799 and 175,790 shares in 2021 and 2020, respectively	354	352
Additional paid-in capital	900,190	807,739
Retained earnings	634,165	487,912
Accumulated other comprehensive loss, net of tax	(41,748)	(33,801)
Total shareholders’ equity	1,492,961	1,262,202
Total liabilities and shareholders' equity	$2,048,803	$1,800,702

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 3, 2021	September 27, 2020
	(unaudited)
Cash flows from operating activities:
Net income	$226,346	$106,841
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	33,353	32,076
Depreciation of property, plant, and equipment	12,641	16,467
Loss on disposal of property, plant, and equipment	4	1,654
Amortization of intangible assets	2,773	3,437
Intangible asset impairment charges	—	19,571
Excess and obsolete inventory charges	2,120	9,386
Operating lease asset impairment charges	—	2,534
Amortization of discounts or premiums on investments	3,316	765
Realized gain on sale of investments	(87)	(3,591)
Credit loss on investments	—	75
Revaluation of contingent consideration	—	(114)
Change in deferred income taxes	1,411	3,194
Change in operating assets and liabilities:
Accounts receivable	(4,295)	(23,878)
Unbilled revenue	(1,689)	(10,606)
Inventories	(22,534)	(3,065)
Prepaid expenses and other current assets	(24,607)	(10,718)
Accounts payable	10,576	3,587
Accrued expenses	4,416	17,028
Accrued income taxes	(4,936)	(23,627)
Deferred revenue and customer deposits	16,751	19,066
Other	3,297	(632)
Net cash provided by operating activities	258,856	159,450
Cash flows from investing activities:
Purchases of investments	(607,458)	(601,447)
Maturities and sales of investments	317,174	567,245
Purchases of property, plant, and equipment	(10,689)	(9,829)
Net cash provided by (used in) investing activities	(300,973)	(44,031)
Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	59,101	91,390
Repurchase of common stock	(48,294)	(51,036)
Payment of dividends	(31,800)	(28,554)
Payment of contingent consideration	—	(1,039)
Net cash provided by (used in) financing activities	(20,993)	10,761
Effect of foreign exchange rate changes on cash and cash equivalents	(2,484)	745
Net change in cash and cash equivalents	(65,594)	126,925
Cash and cash equivalents at beginning of period	269,073	171,431
Cash and cash equivalents at end of period	$203,479	$298,356

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 4, 2021	176,707	$353	$874,883	$593,290	$(39,072)	$1,429,454
Net issuance of common stock under stock plans	415	1	14,693	—	—	14,694
Repurchase of common stock	(323)	—	—	(27,417)	—	(27,417)
Stock-based compensation expense	—	—	10,614	—	—	10,614
Payment of dividends ($0.060 per common share)	—	—	—	(10,608)	—	(10,608)
Net income	—	—	—	78,900	—	78,900
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(162)	—	—	—	—	(521)	(521)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(19)	(19)
Foreign currency translation adjustment	—	—	—	—	(2,136)	(2,136)
Balance as of October 3, 2021 (unaudited)	176,799	$354	$900,190	$634,165	$(41,748)	$1,492,961

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 28, 2020	173,047	$346	$710,412	$702,597	$(36,877)	$1,376,478
Net issuance of common stock under stock plans	1,586	3	43,152	—	—	43,155
Stock-based compensation expense	—	—	9,268	—	—	9,268
Payment of dividends ($0.055 per common share)	—	—	—	(9,582)	—	(9,582)
Net income	—	—	—	87,506	—	87,506
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,855	—	—	—	—	(2,308)	(2,308)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(786)	(786)
Foreign currency translation adjustment	—	—	—	—	2,098	2,098
Balance as of September 27, 2020 (unaudited)	174,633	$349	$762,832	$780,521	$(37,873)	$1,505,829

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2020	175,790	$352	$807,739	$487,912	$(33,801)	$1,262,202
Net issuance of common stock under stock plans	1,590	3	59,098	—	—	59,101
Repurchase of common stock	(581)	(1)	—	(48,293)	—	(48,294)
Stock-based compensation expense	—	—	33,353	—	—	33,353
Payment of dividends ($0.180 per common share)	—	—	—	(31,800)	—	(31,800)
Net income	—	—	—	226,346	—	226,346
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(808)	—	—	—	—	(2,617)	(2,617)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(87)	(87)
Foreign currency translation adjustment	—	—	—	—	(5,243)	(5,243)
Balance as of October 3, 2021 (unaudited)	176,799	$354	$900,190	$634,165	$(41,748)	$1,492,961

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710
Net issuance of common stock under stock plans	3,408	6	91,384	—	—	91,390
Repurchase of common stock	(1,215)	(2)	—	(51,034)	—	(51,036)
Stock-based compensation expense	—	—	32,076	—	—	32,076
Payment of dividends ($0.165 per common share)	—	—	—	(28,554)	—	(28,554)
Net income	—	—	—	106,841	—	106,841
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,067	—	—	—	—	6,282	6,282
Reclassification of credit loss (recovery) on investments	—	—	—	—	75	75
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(3,591)	(3,591)
Foreign currency translation adjustment	—	—	—	—	(3,364)	(3,364)
Balance as of September 27, 2020 (unaudited)	174,633	$349	$762,832	$780,521	$(37,873)	$1,505,829

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, excess and obsolete inventory charges (Note 5), intangible asset impairment charges (Note 8), restructuring charges (Note 16) and financial statement reclassifications necessary to present fairly the Company’s financial position as of October 3, 2021, and the results of its operations for the three-month and nine-month periods ended October 3, 2021 and September 27, 2020, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2021 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of October 3, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$3,616	$—	$—
Corporate bonds	—	555,992	—
Treasury bills	—	114,998	—
Asset-backed securities	—	83,896	—
Agency bonds	—	18,966	—
Municipal bonds	—	6,966	—
Sovereign bonds	—	1,089	—
Economic hedge forward contracts	—	129	—
Liabilities:
Economic hedge forward contracts	—	88	—

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

The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. in 2017 was written down to zero in 2019 resulting from a lower level of revenue in the Americas' automotive industry, and the balance remains at zero as of October 3, 2021. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based upon certain revenue levels through April of 2022.

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
included in "Restructuring charges" on the Consolidated Statements of Operations, and intangible asset impairment charges of $19,571,000 (refer to Note 8) in the second quarter of 2020. These fair value measurements were based upon the present values of future cash flows using significant inputs that were not observable in the market, and were therefore classified as Level 3.
No triggering event occurred in the nine-month period ended October 3, 2021 that would indicate a potential impairment of long-lived assets. However, the Company continues to monitor global economic conditions, as events or changes in circumstances could result in an impairment of long-lived assets in a future period.

NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 3, 2021	December 31, 2020
Cash	$199,863	$266,609
Money market instruments	3,616	2,464
Cash and cash equivalents	203,479	269,073
Treasury bills	87,014	35,403
Corporate bonds	69,844	32,714
Asset-backed securities	23,133	25,160
Municipal bonds	6,320	1,303
Agency bonds	2,802	—
Sovereign bonds	—	8,660
Current investments	189,113	103,240
Corporate bonds	486,148	203,428
Asset-backed securities	60,763	67,058
Treasury bills	27,984	96,458
Agency bonds	16,164	19,006
Sovereign bonds	1,089	3,440
Municipal bonds	646	5,735
Non-current investments	592,794	395,125
	$985,386	$767,438

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash equivalents consist primarily of government and institutional money market funds; treasury bills consist of debt securities issued by the U.S. government; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; municipal bonds consist of debt securities issued by state and local government entities; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of October 3, 2021 and December 31, 2020 were denominated in U.S. Dollars.

Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $3,481,000 and $1,560,000 as of October 3, 2021 and December 31, 2020, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s available-for-sale investments as of October 3, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Treasury bills	$86,657	$357	$—	$87,014
Corporate bonds	69,562	290	(8)	69,844
Asset-backed securities	22,990	147	(4)	23,133
Municipal bonds	6,340	3	(23)	6,320
Agency bonds	2,800	2	—	2,802
Non-current:
Corporate bonds	485,290	1,631	(773)	486,148
Asset-backed securities	60,418	346	(1)	60,763
Treasury bills	27,821	163	—	27,984
Agency bonds	16,124	40	—	16,164
Sovereign bonds	1,090	—	(1)	1,089
Municipal bonds	635	11	—	646
	$779,727	$2,990	$(810)	$781,907
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 3, 2021 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$216,480	$(781)	$—	$—	$216,480	$(781)
Municipal bonds	3,917	(23)	—	—	3,917	(23)
Asset-backed securities	3,732	(5)	—	—	3,732	(5)
Sovereign bonds	1,089	(1)	—	—	1,089	(1)
	$225,218	$(810)	$—	$—	$225,218	$(810)

The Company's allowance for credit losses on debt securities was zero as of October 3, 2021 and December 31, 2020. There was no activity recorded in the allowance for credit losses during the three-month and nine-month periods ended October 3, 2021. The Company recorded no gross credit losses or gross credit recoveries for the three-month period ended September 27, 2020, and gross credit losses of $160,000 and gross credit recoveries of $85,000 for the nine-month period ended September 27, 2020.

The Company recorded gross realized gains on the sale of debt securities totaling $19,000 and $87,000 for the three-month and nine-month periods ended October 3, 2021, respectively, and no gross realized losses on the sale of debt securities for the three-month and nine-month periods ended October 3, 2021. The Company recorded gross realized gains on the sale of debt securities totaling $787,000 and $3,613,000 for the three-month and nine-month periods ended September 27, 2020, respectively, and gross realized losses on the sale of debt securities totaling $1,000 and $22,000, respectively, for the three-month and nine-month periods ended September 27, 2020. These gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, are recorded in shareholders’ equity as accumulated other comprehensive loss.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 3, 2021 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$69,844	$192,354	$151,615	$94,993	$47,186	$555,992
Treasury bills	87,014	27,984	—	—	—	114,998
Asset-backed securities	23,133	41,115	6,217	13,431	—	83,896
Agency bonds	2,802	16,164	—	—	—	18,966
Municipal bonds	6,320	646	—	—	—	6,966
Sovereign bonds	—	—	—	—	1,089	1,089
	$189,113	$278,263	$157,832	$108,424	$48,275	$781,907

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 3, 2021	December 31, 2020
Raw materials	$32,598	$26,800
Work-in-process	2,975	4,780
Finished goods	45,597	29,250
	$81,170	$60,830

The Company recorded provisions for excess and obsolete inventories of $304,000 and $2,120,000 for the three-month and nine-month periods ended October 3, 2021, respectively, and $603,000 and $9,386,000 for the three-month and nine-month periods ended September 27, 2020, respectively, which reduced the carrying value of the inventories to their net realizable value. Estimates in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. There were no options to extend or terminate that were included in the determination of the lease term for the leases outstanding as of October 3, 2021. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of October 3, 2021.
The total operating lease expense for the three-month and nine-month periods ended October 3, 2021 was $2,068,000 and $6,091,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended October 3, 2021 were $2,079,000 and $6,154,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended October 3, 2021 was $36,000 and $114,000, respectively.
The total operating lease expense for the three-month and nine-month periods ended September 27, 2020 was $2,047,000 and $6,100,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended September 27, 2020 were $2,041,000 and $5,995,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended September 27, 2020 was $22,000 and $84,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2021	$2,348
2022	8,221
2023	6,588
2024	3,526
2025	2,033
2026	1,297
Thereafter	5,160
$29,173
The discounted present value of the future lease cash payments resulted in a lease liability of $26,811,000 and $26,230,000 as of October 3, 2021 and December 31, 2020, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of October 3, 2021 or December 31, 2020.
The weighted-average discount rate was 3.5% and 4.0% for the leases outstanding as of October 3, 2021 and December 31, 2020, respectively. The weighted-average remaining lease term was 5.2 and 5.1 years for the leases outstanding as of October 3, 2021 and December 31, 2020, respectively.
Management closed eleven leased offices in 2020, prior to the end of their lease terms, as a part of the Company's restructuring plan (refer to Note 16). The carrying value of the lease assets associated with the majority of these offices was reduced to zero, resulting in operating lease asset impairment charges of $2,534,000 in the second quarter of 2020 that are included in "Restructuring charges" on the Consolidated Statements of Operations. Management is currently negotiating early contract terminations for the remaining lease liability obligations associated with these abandoned offices, which obligations totaled $2,019,000 and $2,877,000 as of October 3, 2021 and December 31, 2020, respectively, and are included in "Operating lease liabilities" on the Consolidated Balance Sheets.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$244,078
Foreign exchange rate changes	(2,279)
Balance as of October 3, 2021	$241,799
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	14,548	9,669
Customer relationships	10,578	7,700	2,878
Non-compete agreements	710	478	232
Trademarks	110	107	3
Balance as of October 3, 2021	$73,675	$60,893	$12,782

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	12,397	11,820
Customer relationships	10,578	7,160	3,418
Non-compete agreements	710	436	274
Trademarks	110	67	43
Balance as of December 31, 2020	$73,675	$58,120	$15,555

As of October 3, 2021, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2021	$883
2022	3,286
2023	2,594
2024	2,080
2025	1,757
2026	1,452
Thereafter	730
$12,782

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
This review resulted in intangible asset impairment charges totaling $19,571,000 in the second quarter of 2020, primarily related to lower projected cash flows from the technologies and customer relationships acquired from Sualab Co. Ltd. ("Sualab") as a result of the deteriorating global economic conditions from the COVID-19 pandemic. Completed technologies, in-process technologies, and customer relationships acquired from Sualab were impaired in the amounts of $10,070,000, $5,900,000, and $3,382,000, respectively. In addition, customer relationships acquired from EnShape GmbH that had a gross carrying value of $447,000 and accumulated amortization of $228,000 on the measurement date were reduced to zero, resulting in an impairment charge of $219,000. The Company did not record impairment charges related to intangible assets during the three-month or nine-month periods ended October 3, 2021.
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2020	$5,406
Provisions for warranties issued during the period	2,528
Fulfillment of warranty obligations	(2,517)
Balance as of October 3, 2021	$5,417
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company had the following outstanding forward contracts (in thousands):

	October 3, 2021		December 31, 2020
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	38,500	$44,687	50,000	$61,342
Chinese Renminbi	55,069	8,500	—	—
Mexican Peso	120,000	5,823	155,000	7,776
Korean Won	6,770,000	5,714	6,925,000	6,377
Japanese Yen	600,000	5,405	600,000	5,808
British Pound	3,115	4,224	1,675	2,287
Hungarian Forint	1,235,000	3,992	1,330,000	4,494
Taiwanese Dollar	45,405	1,637	38,035	1,362
Singapore Dollar	1,800	1,328	1,465	1,110
Canadian Dollar	1,370	1,080	1,285	1,010

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	October 3, 2021	December 31, 2020	Sheet Location	October 3, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$129	$265	Accrued expenses	$88	$38

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	October 3, 2021	December 31, 2020		October 3, 2021	December 31, 2020
Gross amounts of recognized assets	$129	$265	Gross amounts of recognized liabilities	$88	$38
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$129	$265	Net amount of liabilities presented	$88	$38

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$1,529	$(1,521)	$3,676	$(9,701)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Americas	$113,758	$86,482	$330,012	$215,696
Europe	65,146	60,189	182,161	144,758
Greater China	65,813	77,292	163,757	135,593
Other Asia	40,131	27,110	117,103	91,358
	$284,848	$251,073	$793,033	$587,405

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Standard products and services	$212,567	$174,797	$669,215	$486,458
Application-specific customer solutions	72,281	76,276	123,818	100,947
	$284,848	$251,073	$793,033	$587,405

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $13,308,000 and $6,846,000 as of October 3, 2021 and December 31, 2020, respectively.

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

The following table summarizes the allowance for credit losses activity for the nine-month period ended October 3, 2021 (in thousands):

Balance as of December 31, 2020	$831
Increases to the allowance for credit losses	—
Write-offs, net of recoveries	(39)
Foreign exchange rate changes	—
Balance as of October 3, 2021	$792

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended October 3, 2021 (in thousands):

Balance as of December 31, 2020	$21,274
Deferral of revenue billed in the current period, net of recognition	33,888
Recognition of revenue deferred in prior period	(17,130)
Foreign exchange rate changes	(189)
Balance as of October 3, 2021	$37,843

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 12: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units ("RSUs"). As of October 3, 2021, the Company had 15,661,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the nine-month period ended October 3, 2021:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	8,970	$44.73
Granted	549	88.80
Exercised	(1,582)	37.70
Forfeited or expired	(225)	50.29
Outstanding as of October 3, 2021	7,712	$49.15	6.79	$252,476
Exercisable as of October 3, 2021	3,290	$39.03	5.56	$139,215
Options vested or expected to vest as of October 3, 2021 (1)	7,157	$48.36	6.70	$239,568
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Risk-free rate	1.4%	—%	1.3%	1.6%
Expected dividend yield	0.28%	—%	0.27%	0.43%
Expected volatility	39%	—%	39%	37%
Expected term (in years)	7.1	—	6.0	6.0

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
The weighted-average grant-date fair values of stock options granted during the three-month and nine-month periods ended October 3, 2021 were $35.64 and $33.78, respectively, and during the nine-month period ended September 27, 2020 was $18.52. There were no stock options granted during the three-month period ended September 27, 2020.
The total intrinsic values of stock options exercised for the three-month and nine-month periods ended October 3, 2021 were $21,415,000 and $75,363,000, respectively, and for the three-month and nine-month periods ended September 27, 2020 were $62,787,000 and $116,600,000, respectively. The total fair values of stock options vested for the three-month and nine-month periods ended October 3, 2021 were $1,498,000 and $38,928,000, respectively, and for the three-month and nine-month periods ended September 27, 2020 were $1,331,000 and $39,282,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the nine-month period ended October 3, 2021:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	554	$51.27
Granted	318	87.38
Vested	(15)	56.61
Forfeited or expired	(43)	56.49
Nonvested as of October 3, 2021	814	$65.01

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The weighted-average grant-date fair values of RSUs granted during the three-month and nine-month periods ended October 3, 2021 were $86.34 and $87.38, respectively, and during the three-month and nine-month periods ended September 27, 2020 were $67.14 and $51.73, respectively. There were 15,000 RSUs that vested during the nine-month period ended October 3, 2021. There were no RSUs that vested during the three-month period ended October 3, 2021 or the three-month and nine-month periods ended September 27, 2020.
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
As of October 3, 2021, total unrecognized compensation expense related to non-vested equity awards, including stock options and RSUs, was $56,579,000, which is expected to be recognized over a weighted-average period of 1.6 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 3, 2021 were $10,614,000 and $1,637,000, respectively, and for the nine-month period ended October 3, 2021 were $33,353,000 and $5,101,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 27, 2020 were $9,268,000 and $1,524,000, respectively, and for the nine-month period ended September 27, 2020 were $32,076,000 and $5,365,000, respectively. Stock-based compensation expense recognized for the three-month and nine-month periods ended September 27, 2020 included credits of $1,401,000 relating to grants cancelled as a result of the Company's workforce reduction in the second quarter of 2020. No compensation expense was capitalized as of October 3, 2021 or December 31, 2020.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Cost of revenue	$366	$324	$965	$1,041
Research, development, and engineering	3,091	2,815	10,158	10,582
Selling, general, and administrative	7,157	6,129	22,230	20,453
	$10,614	$9,268	$33,353	$32,076
NOTE 13: Stock Repurchase Program
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of October 3, 2021, the Company repurchased 3,398,000 shares at a cost of $169,643,000 under this program, including 581,000 shares at a cost of $48,294,000 during the nine-month period ended October 3, 2021, leaving a remaining balance of $30,357,000. 1,215,000 shares at a cost of $51,036,000 were repurchased during the nine-month period ended September 27, 2020 under this October 2018 program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Income Taxes
A reconciliation of the United States federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows:

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%	21%	21%
State income taxes, net of federal benefit	2%	1%	2%	1%
Foreign tax rate differential	(5)%	(5)%	(5)%	(5)%
Tax credit	(1)%	(1)%	(1)%	(1)%
Discrete tax benefit related to stock options	(4)%	(4)%	(4)%	(9)%
Discrete tax expense (benefit) related to tax return filings	(3)%	—%	(1)%	3%
Other	1%	2%	1%	2%
Income tax expense	11%	14%	13%	12%

The Company recorded discrete tax benefits arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises that resulted in a favorable impact to the effective tax rate of 4% for both the three-month and nine-month periods ended October 3, 2021, and 4% and 9% for the three-month and nine-month periods ended September 27, 2020, respectively. In addition to stock option exercises, other discrete adjustments recorded included the final true-up of the prior year's tax accrual upon filing the related tax return that resulted in a favorable impact to the effective tax rate of 3% and 1% for the three-month and nine-month periods ended October 3, 2021, respectively, and an unfavorable impact to the effective tax rate of 3% for the nine-month period ended September 27, 2020.
Excluding the impact of these discrete items, the Company’s effective tax rate was 18% of pre-tax income for the three-month and nine-month periods ended October 3, 2021, and 18% of pre-tax income for the same periods in 2020.
During the nine-month period ended October 3, 2021, the Company recorded a $495,000 increase in reserves for income taxes, net of deferred tax benefit. Estimated interest and penalties included in these amounts totaled $450,000 for the nine-month period ended October 3, 2021.
The Company’s reserve for income taxes, including gross interest and penalties, was $15,833,000 as of October 3, 2021, which included $14,805,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. During the three-month period ending October 3, 2021, the Company released $648,000 in reserves related to statute expiration and tax return positions.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 25% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a favorable impact to the effective tax rate of 5% for both the three-month and nine-month periods ended October 3, 2021, and for the same periods in 2020.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Basic weighted-average common shares outstanding	176,812	173,943	176,572	172,881
Effect of dilutive equity awards	3,530	3,195	3,537	3,157
Weighted-average common and common-equivalent shares outstanding	180,342	177,138	180,109	176,038

Stock options to purchase 586,000 and 655,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 3, 2021, respectively, and 1,416,000 and 5,540,000 for the same periods in 2020, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 1,000 shares of common stock, on a weighted-average basis, were outstanding during both the three-month and nine-month periods ended October 3, 2021, respectively, and 3,000 and 2,000 for the same periods in 2020, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
NOTE 16: Restructuring Charges

On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The restructuring plan included a global workforce reduction of approximately 8% and office closures.

As of December 31, 2020, the majority of these actions were completed and no additional charges are expected to be incurred in future periods in relation to this restructuring plan. There were no restructuring charges recognized during the three-month or nine-month periods ended October 3, 2021.

The following table summarizes the restructuring charges incurred in the three-month and nine-month periods ended September 27, 2020 (in thousands):

	Incurred in the Three-months Ended September 27, 2020	Incurred in the Nine-months Ended September 27, 2020
One-time termination benefits	$(36)	$10,350
Contract termination costs	104	4,099
Other associated costs	183	600
	$251	$15,049

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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other associated costs primarily included legal fees related to the employee termination actions, which were recognized when the services were performed.

The following table summarizes the activity for the nine-month period ended October 3, 2021 in the Company’s restructuring reserve which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Balance as of December 31, 2020	$1,624	$750	$15	$2,389
Cash payments	(1,133)	(176)	(15)	(1,324)
Foreign exchange rate changes	—	(5)	—	(5)
Balance as of October 3, 2021	$491	$569	$—	$1,060
NOTE 17: Subsequent Events
On November 4, 2021, the Company’s Board of Directors declared a cash dividend of $0.065 per share. The dividend is payable on December 3, 2021 to all shareholders of record as of the close of business on November 19, 2021.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, the expected impact of the COVID-19 pandemic on our assets, business and results of operations, customer demand and order rates and timing of related revenue, managing supply shortages, future product mix, restructuring and other cost-savings initiatives, research and development activities, sales and marketing activities, new product offerings, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact, duration, and severity of the COVID-19 pandemic; (2) potential disruptions to our business due to restructuring activities; (3) the loss of, or curtailment of purchases by, large customers in the consumer electronics and logistics industries; (4) the reliance on revenue from the automotive industry; (5) the reliance on key suppliers to manufacture and deliver critical components for our products; (6) disruptions in the supply chain, which could impact timely delivery of customer orders, cause customer orders to decrease, or increase costs to fulfill orders, including costs for components or freight; (7) the failure to effectively manage product transitions or accurately forecast customer demand; (8) the inability to design and manufacture high-quality products; (9) the inability to attract and retain skilled employees and maintain our unique corporate culture; (10) the failure to effectively manage our growth; (11) the inability to achieve growth in revenue and profits from the logistics industry; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services; (14) the impact of competitive pressures; (15) the challenges in integrating and achieving expected results from acquired businesses; (16) potential disruptions in our business systems; (17) information security breaches and cyber-attacks; (18) the inability to protect our proprietary technology and intellectual property; (19) potential impairment charges with respect to our investments or acquired intangible assets; (20) exposure to additional tax liabilities; (21) fluctuations in foreign currency exchange rates and the use of derivative instruments; (22) our involvement in time-consuming and costly litigation; (23) unfavorable global economic conditions; and (24) economic, political, and other risks associated with international sales and operations. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the third quarter of 2021 totaled $284,848,000, an increase of 13% from the third quarter of 2020. The increase was due to significantly higher revenue from the logistics industry, which was our largest and fastest-growing market in the third quarter of 2021, partially offset by lower consumer electronics revenue that was primarily driven by the timing of large customer deployments.
Gross margin as a percentage of revenue was 70% for the third quarter of 2021 compared to 76% for the third quarter of 2020, primarily due to an unfavorable revenue mix, as well as higher prices paid to purchase inventories in the third quarter of 2021.
Operating expenses increased by $16,892,000, or 18%, for the third quarter of 2021 compared to the same quarter in 2020, which had relatively low operating expenses due to our restructuring actions in the second quarter of 2020. The increase was due, in part, to higher personnel-related costs, which included the impact of headcount additions to support our future growth plans, as well as higher incentive compensation costs and the impact of foreign currency exchange rate changes.
As a result of the lower gross margin percentage and higher operating expenses, operating income decreased to 31% of revenue for the third quarter of 2021 from 38% of revenue for the third quarter of 2020. Net income was 28% of revenue for the third quarter of 2021, or $0.44 per diluted share, compared to 35% of revenue for the third quarter of 2020, or $0.49 per diluted share.
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
Revenue
Revenue increased by $33,775,000, or 13%, for the three-month period and increased by $205,628,000, or 35%, for the nine-month period. The most significant increase came from customers in the logistics industry, particularly in the e-commerce and omni-channel retail sectors. Growth in the automotive, semiconductor, medical-related, and consumer products industries also contributed to the increase. The increases in these industries were partially offset by a decrease in revenue from the consumer electronics industry. A higher concentration of consumer electronics revenue from large customer deployments in the third quarter of 2020 resulted in a more significant decrease in revenue in this industry for the three-month period in 2021.
We believe the increases in revenue for the three-month and nine-month periods would have been moderately higher were it not for global supply shortages that continued to delay customer deliveries of certain products and worsened throughout the quarter. Based in part on product availability, the Company was able to fulfill customer orders in the logistics industry in the third quarter of 2021 that were originally expected to be fulfilled in the fourth quarter of 2021, which lessened the impact of delays of other customer deliveries during the third quarter.
From a geographic perspective, revenue from customers based in the Americas increased by 32% for the three-month period and 53% for the nine-month period driven primarily by higher revenue in the logistics industry. Revenue from customers in medical-related industries was also notably higher for nine-month period.
Revenue from customers based in Europe increased by 8% for the three-month period and 26% for the nine-month period. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in 2021, as sales denominated in Euros were translated into U.S. Dollars at a higher rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe increased by 7% for the three-month period and 20% for the nine-month period. The increase came from customers in a variety of industries, most notably logistics, automotive, and consumer products, partially offset by lower revenue in the consumer electronics industry. The decline in revenue from consumer electronics was partially a result of procurement changes made by certain customers, shifting their purchases to China from Europe.
Revenue from customers based in Greater China decreased by 15% for the three-month period and increased by 21% for the nine-month period. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in 2021, as sales denominated in Chinese Renminbi were translated into U.S. Dollars at a higher rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China decreased by 22% for the three-month period and increased by 13% for the nine-month period. Although revenue increased in a variety of industries over the prior year, most notably automotive and semiconductor, this increase was offset by a decrease in consumer electronics revenue for the three-month period, as there was a higher concentration of this revenue from large customer deployments in the third quarter of 2020 as compared to the third quarter of 2021.
Revenue from other countries in Asia increased by 48% for the three-month period and 28% for the nine-month period due to higher revenue in a range of industries, including automotive and semiconductor.
As of the date of this report, we expect revenue for the fourth quarter of 2021 to be lower than the third quarter of 2021 and relatively flat with the fourth quarter of 2020. The decrease from the third quarter of 2021 is expected to result from lower revenue in the consumer electronics and logistics industries, due particularly to the timing of large customer deployments in these industries, as well as the earlier fulfillment of customer orders in the logistics industry in the third quarter of 2021. Revenue in the fourth quarter of 2020 benefited from higher consumer demand for electronic products that we believe related to the COVID-19 pandemic. Our current expectations regarding revenue for the fourth quarter of 2021 assume continued delays of customer deliveries for certain products due to global supply shortages that we believe will continue throughout the quarter, while similar challenges did not exist in the prior year.
Gross Margin
Gross margin as a percentage of revenue was 70% and 74% for the three-month and nine-month periods in 2021, respectively, compared to 76% and 74% for the same periods in 2020. The decrease for the three-month period was primarily due to an unfavorable revenue mix. This decrease was a result of delays of higher-margin product sales due to global supply shortages, as well as a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins. Logistics revenue for the third quarter of 2021 included some comparatively lower margins from strategic logistics projects. The decrease for the three-month period was also due to higher prices paid to purchase inventories in 2021 due primarily to global supply chain constraints, including higher costs for components and freight, that we expect to continue for several quarters.
For the nine-month period, the unfavorable impact of a higher percentage of logistics revenue and higher inventory purchases prices was offset by lower provisions for excess and obsolete inventories as compared to the prior year and manufacturing efficiencies related to the higher revenue level. The higher provisions for excess and obsolete inventories in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.
As of the date of this report, we expect gross margin as a percentage of revenue for the fourth quarter of 2021 to be in the low-70% range. We expect to have a more favorable revenue mix in the fourth quarter of 2021 as compared to the third quarter of 2021. We also expect higher inventory purchase prices in the fourth quarter of 2021 as compared to the third quarter of 2021.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $4,236,000, or 14%, for the three-month period and $3,300,000, or 3%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
RD&E expenses in 2020	$30,240	$96,583
Foreign currency exchange rate changes	492	3,057
Incentive compensation	377	1,928
Outsourced engineering services	1,171	950
Personnel-related costs	1,506	(1,131)
Other	690	(1,504)
RD&E expenses in 2021	$34,476	$99,883
RD&E expenses increased due to foreign currency exchange rate changes, as costs denominated in foreign currencies were translated into U.S. Dollars at a higher rate. Incentive bonus accruals were also higher than the prior year based on management's assessment of the Company's expected performance against relevant full-year goals. Higher spending on outsourced engineering services due to the timing of product development activities, including engineering prototypes for large sales opportunities, also contributed to the increase.
These increases were partially offset by lower personnel-related costs for the nine-month period due to a workforce reduction in the second quarter of 2020. Higher costs from annual salary increases and fringe benefits provided to employees, as well as headcount additions to support new product initiatives, partially offset the lower costs from the workforce reduction in the nine-month period and resulted in an increase in costs for the three-month period.
RD&E expenses as a percentage of revenue were 12% and 13% for the three-month period and nine-month period, respectively, compared to 12% and 16% for the same periods in 2020. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $12,907,000, or 20%, for the three-month period and $32,883,000, or 17%, for the nine-month period as detailed in the table below (in thousands).

	Three-month period	Nine-month period
SG&A expenses in 2020	$64,206	$193,497
Incentive compensation	2,931	14,292
Foreign currency exchange rate changes	1,207	7,029
Personnel-related costs	4,313	3,292
Business system investments	624	1,931
Stock-based compensation expense	1,037	1,486
Marketing programs	455	1,426
Recruiting costs	524	1,187
Travel expenses	949	754
Other	867	1,486
SG&A expenses in 2021	$77,113	$226,380
SG&A expenses increased due to higher expenses related to annual incentive compensation plans, which include incentive bonuses and sales commissions. Incentive bonus accruals were higher than the prior year based on management's assessment of the Company's expected performance against relevant full-year goals. Likewise, sales commissions increased due to the higher business levels. Personnel-related costs increased due to higher costs from annual salary increases and fringe benefits provided to employees, as well as sales headcount additions in strategic growth areas of the business. The increase was more significant in the three-month period than in the nine-month period due to the impact of the workforce reduction that took place in the second quarter of 2020. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. The headcount additions also drove higher recruiting costs.
Foreign currency exchange rate changes resulted in a higher level of SG&A expenses as compared to the prior year, as costs denominated in foreign currencies were translated into U.S. Dollars at a higher rate. Expenses were also higher due to investments the Company is making in business systems related to its sales process, including systems to help our sales team more efficiently manage customer relationships and sales opportunities. A portion of these costs is expensed as incurred, while the majority of these investments will be accounted for as a capital asset that is expected to be placed into service in the first quarter of 2022. In addition, stock-based compensation increased as a result of changes in equity awards over time (e.g., increased number of restricted stock units, varied vesting schedules, timing of awards, etc.), partially offset by decreases due to the impact of forfeiture rates revised in the first quarter of 2021. Stock-based compensation expense for the nine-month period also increased due to credits related to the workforce reduction that were recorded in the second quarter of 2020 and did not repeat. The Company also increased spending on marketing programs in an effort to generate future sales opportunities, particularly related to new product introductions, and incurred higher travel expenses as restrictions related to COVID-19 continued to ease in certain regions.

Restructuring and Intangible Asset Impairment Charges
On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The Company recorded restructuring charges of $251,000 and $15,049,000 for the three-month and nine-month periods in 2020, respectively, as a result of actions related to the restructuring plan, which included a global workforce reduction of approximately 8% and office closures. In addition, the adverse impact of the COVID-19 pandemic triggered a review of long-lived assets for potential impairment in the second quarter of 2020. This review resulted in intangible asset impairment charges totaling $19,571,000 recorded in the second quarter of 2020.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $586,000 and $2,233,000 for the three-month and nine-month periods in 2021, respectively, compared to foreign currency gains of $2,357,000 and foreign currency losses of $310,000 for the same periods in 2020. Foreign currency gains and losses result primarily from the revaluation and settlement of accounts receivable, accounts payable, and intercompany balances that are reported in one currency and collected in another.
Investment income decreased by $742,000, or 30%, for the three-month period and $5,985,0000, or 54%, for the nine-month period. The decrease was due primarily to lower yields on the Company's portfolio of debt securities, partially offset by higher invested balances.
The Company recorded other expense of $125,000 and $420,000 for the three-month and nine-month periods in 2021, respectively, compared to other expense of $173,000 and $153,000 for the same periods in 2020. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense (Benefit)
The Company’s effective tax rate was 11% and 13% of pre-tax income for the three-month and nine-month periods in 2021, respectively, compared to 14% and 12% for the same periods in 2020.
The effective tax rate included a decrease in tax expense of $3,250,000 and $9,888,000 for the three-month and nine-month periods in 2021, respectively, and $4,354,000 and $10,447,000 for the same periods in 2020, related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot accurately predict the level of stock option exercises by employees in future periods.
Other discrete tax items included a decrease in tax expense of $3,012,000 and $2,477,000 for the three-month and nine-month periods in 2021, respectively, and an increase in tax expense of $129,000 and $3,638,000 for the same periods in 2020, respectively, from the final true-up of the prior year's tax accrual upon filing the related tax return.
Excluding the impact of these discrete items, the Company’s effective tax rate was 18% of pre-tax income for the three-month and nine-month periods in both 2021 and 2020.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $985,386,000 as of October 3, 2021. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements for the nine-month period ended October 3, 2021 were primarily met with positive cash flows from operations and the proceeds from stock option exercises. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Cash flows from operating activities included an increase in inventories to support higher business levels and to secure key strategic components. The Company expects inventory levels to continue to increase for the remainder of the year as we receive inventory that we are purchasing in response to global supply chain challenges.
Capital expenditures for the nine-month period ended October 3, 2021 totaled $10,689,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts. In 2021, the Company is making investments in business systems related to its sales process, the majority of which will be accounted for as a capital asset that is expected to be placed into service in the first quarter of 2022.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of October 3, 2021, the Company repurchased 3,398,000 shares at a cost of $169,643,000 under this program, including 581,000 shares at a cost of $48,294,000 during the nine-month period ended October 3, 2021, leaving a remaining balance of $30,357,000. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Purchases under this March 2020 program will commence upon completion of the October 2018 program. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.060 per share in the first, second, and third quarters of 2021, totaling $31,800,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 3, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have considered the impact of COVID-19 on our internal controls over financial reporting. Personnel constraints related to working from home have made our ability to execute certain controls more challenging; however, we have enhanced existing monitoring controls in an effort to ensure we continue to have effective internal controls during this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 3, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 5, 2021 - August 1, 2021	54,000	$84.64	54,000	$253,216,000
August 2, 2021 - August 29, 2021	86,000	85.53	86,000	245,817,000
August 30, 2021 - October 3, 2021	183,000	84.70	183,000	230,357,000
Total	323,000	$84.91	323,000	$230,357,000
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

Date:	November 4, 2021	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)