Form 10-K
period 2021-12-31
COGNEX CORP
filed 2022-02-17
CIK 851205

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to           .
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
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 4, 2021: $14,919,879,186
Common stock, par value $.002 per share, outstanding as of January 30, 2022: 173,915,951 shares
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

Table of Content
COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
Cognex operates in one segment, machine vision technology. We offer a variety of machine vision products that have similar economic characteristics, have the same production processes, and are distributed by the same sales channels to the same types of customers. Although Cognex sells to customers in a variety of industries, our largest industries are logistics, automotive, and consumer electronics, which combined represented approximately 70% of our total revenue in 2021. A large customer in the logistics industry represented approximately 17% of our total revenue in 2021.
Machine Vision Market
Cognex machine vision is used to automate manufacturing and distribution processes in a variety of industries, where the technology is widely recognized as an important component of automated production and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision, and therefore, Cognex products are used by a broad base of customers across a variety of industries, including logistics, automotive, consumer electronics, medical-related, semiconductor, consumer products, and food and beverage.
Although we consider Cognex to be one of the leading machine vision companies in the world, reliable estimates of the machine vision market and the number and relative size of competitors are not readily available. Our competitors include other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. We also compete with internal engineering departments of current or prospective customers, as well as open-source tools available for free from various companies.
Cognex’s ability to compete depends on our ability to design, manufacture, and sell high-quality products, as well as our ability to develop new products and functionality that meet evolving customer requirements. The primary competitive factors affecting the choice of a machine vision system include product functionality and performance, ease of use, vendor reputation, price, and post-sales support. The importance of each of these factors varies depending on the specific customer’s needs.

Table of Content
Business Strategy
Our goal is to expand our position as a leading worldwide provider of machine vision products for industrial customers. We are selective in choosing growth opportunities that we believe will maintain our historically high gross margin percentages, which have been in the mid 70 percent range for the past several years and reflect the value our customers place on our innovative products. Our high gross margins have the potential to provide us with strong operating leverage in our financial model, as any incremental revenue at such margins falls through to operating income at a high ratio. Our strong and unique corporate culture reinforces our values of customer first and innovation, and enables us to attract and retain smart, energetic, and creative talent who are motivated to solve the most challenging vision tasks.
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
We continue to invest in our core markets, such as automotive and consumer electronics, where we are a leading provider of vision and ID products for factory automation, while making significant investments in the logistics market, where we are moving beyond barcode reading into more complex applications in e-commerce and omni-channel retail distribution centers, as well as parcel and post warehouses.
We reach a broad base of customers through our worldwide direct sales force that sells to large, strategic customers, as well as through our network of distributors and integrators that sell primarily to smaller customers who may be more geographically remote or may require supplemental technical support or integration assistance. We invest in emerging, high-growth regions where many manufacturers can benefit from incorporating machine vision into their production processes.
Acquisitions
Our business strategy includes selective expansion into new machine vision applications and markets through the acquisition of businesses and technologies. We consider business acquisitions to be an important part of our growth strategy, and although we continue to actively seek out acquisition opportunities, we are selective in choosing businesses that we believe will enhance long-term growth and profitability, as well as fit within our corporate culture. We plan to continue to seek opportunities to expand our product lines, customer base, distribution network, and technical talent through acquisitions in the machine vision industry.
Products
Cognex offers a full range of machine vision systems and sensors, vision software, and industrial image-based barcode readers designed to meet customer needs at different performance and price points. Our products range from low-cost vision sensors that conduct simple presence/absence inspections, to deep learning solutions that solve complex applications with unpredictable defects and deviations. Our products also have a variety of physical forms, depending on the user's needs. For example, customers can purchase vision software to use with their own camera and processor, or they can purchase a standalone unit that combines camera, processor, and software into a single package.
Vision Systems and Sensors
Vision systems combine smart cameras and software to perform a wide range of inspection tasks including part location, identification, measurement, assembly verification, and robotic guidance. Vision sensors deliver an easy-to-use, low-cost, reliable solution for simple pass/fail inspections, such as checking the presence and size of parts. In-Sight® vision systems and sensors, which includes 2D, 3D, and deep learning models, meet various price and performance requirements for factory automation customers. Our deep learning-based systems automate and solve complex inline inspections that typically require human judgment for defect detection, optical character recognition (OCR), assembly verification, or classification.

Table of Content
Vision Software
Vision software offers customers the flexibility of the Cognex vision tools library to use with the cameras, frame grabbers, and peripheral equipment of their choice. Cognex VisionPro® software offers an extensive suite of patented vision tools, including both traditional rule-based tools and deep learning-enabled tools, for advanced programming. Its QuickBuild prototyping environment allows customers to build complete vision applications with the simplicity of a graphical, flowchart-based programming interface.
Industrial Image-Based Barcode Readers
Cognex industrial image-based barcode readers quickly and reliably read 1D, 2D, label-based, and direct part mark (DPM) codes found in nearly every industry including automotive, consumer products, medical-related, and logistics. The DataMan® product line, which includes fixed-mount, handheld, and mobile models, as well as barcode verifiers, help organizations optimize performance, increase throughput, and control traceability.
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
RD&E expenses as a percentage of revenue were 13% in 2021, 16% in 2020, and 16% in 2019. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant RD&E investments in the future, and intend to continue our product development plans during periods of lower revenue levels. At any point in time, we have numerous research and development projects underway.
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
Manufacturing and Order Fulfillment
Cognex’s products are manufactured utilizing third-party contractors, whereby the majority of component procurement, system assembly, and initial testing are performed by electronics manufacturing services suppliers. Cognex’s primary contract manufacturer is located in Indonesia. Our contract manufacturers use specified components sourced from a vendor list approved by Cognex and assembly/test documentation created and controlled by Cognex.
After the completion of initial testing, assembled products from our contract manufacturers are routed to our distribution centers in Cork, Ireland or Natick, Massachusetts, USA, where trained Cognex personnel load Cognex software onto the products, provide additional assembly and image alignment as needed, and perform quality control procedures. Fully-configured finished products for customers in the Americas, with the exception of certain products stocked locally in Mexico, are then shipped from our Natick, Massachusetts distribution center, while finished products for customers outside of the Americas are shipped from our Cork, Ireland distribution center.
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
Sales to customers based outside of the United States represented approximately 62% of our total revenue in 2021, with approximately 24% from customers based in Europe, 19% from customers based in Greater China, and 19% from customers based in other regions outside the United States. Sales to customers based in Europe are denominated in Euros and U.S. Dollars, sales to customers based in Greater China are denominated in Renminbi

Table of Content
for sales within Mainland China and U.S. Dollars in other territories, and sales to customers based in other regions are denominated in U.S. Dollars, Japanese Yen, Korean Won, and Mexican Pesos.
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
Human Capital
Our employees are our most valuable assets and critical to our success. We create and maintain an environment where “Cognoids,” a unique name for our employees, can engage with each other, perform their best work, develop their careers, and be creative. As of December 31, 2021, Cognex employed 2,257 Cognoids globally, including 1,280 in sales, marketing, and service activities; 569 in research, development, and engineering; 198 in manufacturing and quality assurance; and 210 in information technology, finance, and administration. Of our 2,257 Cognoids, 1,362 are based outside of the United States.
Culture and Values
We pride ourselves on having a unique culture that exemplifies our motto of Work Hard, Play Hard, Move Fast. Our culture guides the actions and behaviors of our Cognoids, and is defined by our ten values - Customer First, Excellence, Perseverance, Enthusiasm, Creativity, Pride, Integrity, Recognition, Sharing, and Fun. We are committed to finding the very best talent to be part of our growing technology company. We believe our culture enables us to attract and retain smart, energetic, and creative talent, and is central to our ability to execute on our operating plans and strategic initiatives. To preserve and enhance our corporate culture, while recognizing differences across and within regions, we have a global team of Cognoids who serve as Ministers of Culture, led by our Chief Culture Officer.
Learning and Development
Cognex invests in tools and resources that support employees’ learning and development. We employ a team that creates content to provide skills and coaching to employees on a variety of topics, such as leading teams, as well as to support continued understanding of our culture, values, organization, and products. We believe these efforts better position Cognex to operate as a leader in the machine vision industry.
Compensation and Benefits
Our compensation programs reflect a pay-for-performance philosophy. As Cognoids advance in their careers, an increasing percentage of total compensation is tied to variable incentive programs, such as performance-based bonuses and stock-based awards. In addition, we care about the health and well-being of our employees and provide access to a host of benefits, including health, vision, a student loan repayment program, and reward and recognition programs.
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

Table of Content
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
Risks Related to our Supply Chain
The failure of a key supplier to manufacture and deliver quality product in a timely manner could negatively affect customer satisfaction and our operating results.
A significant portion of our products is presently manufactured by a third-party contractor located in Indonesia. This contract manufacturer has agreed to provide Cognex with termination notification periods and last-time-buy rights, if applicable. We rely on our contract manufacturers to provide quality product. We engage in extensive product quality programs and processes, including actively monitoring the performance of our third-party manufacturers; however, we may not detect all product quality issues through these programs and processes.
We also rely on our contract manufacturers to meet delivery schedules. We have experienced, and may continue to experience, delays in the delivery of our products from our contract manufacturers due to the impact of the COVID-19 pandemic or other factors. Although our primary contract manufacturer has the ability to shift production to plants in other regions when operations in its Indonesia plant are disrupted, production and test equipment located at the Indonesia plant that is unique to the manufacture of Cognex products creates practical challenges to doing so in a timely manner. Furthermore, this contract manufacturer sources components for our products and has experienced, and may continue to experience, disruptions in the supply of these components. These challenges in obtaining components and maintaining production have resulted in delays, and may continue to result in delays, in meeting our delivery schedules that, as a result, delay deliveries to our customers past their requested delivery date. These delays of customer orders could result in delayed revenue recognition which could impact our operating results in a particular quarter. In addition, delays of customer orders could negatively impact customer satisfaction and, in turn, cause loss of sales, which could adversely affect our operating results.
Our inability to obtain components for our products could adversely affect our operating results.
Certain key electronic and mechanical components, such as integrated circuit chips, are fundamental to the design of Cognex products. Due to the impact of the COVID-19 pandemic and other factors, we have experienced, and may continue to experience, disruptions to the supply of components for our products that have resulted, and may continue to result, in higher purchase costs, delivery costs, and manufacturing delays.
The Company sources components from preferred vendors that are selected based on price and performance considerations. In the event of a supply disruption from a preferred vendor, these components may typically be purchased from alternative vendors, which may result in higher purchase costs and manufacturing delays based on the time required to identify and obtain sufficient quantities from an alternative source. Certain of the Company’s products utilize components that are available from only one source. If we are unable to secure adequate supply from these sources, we may have to redesign our products, which may lead to higher costs, delays in manufacturing, and possible loss of sales.
Although we are taking certain actions to mitigate supply risk and the Company has entered into agreements, including in broker markets, for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, such as purchase prices, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier, further limiting the Company’s ability to obtain sufficient quantities of components on reasonable terms, or at all. Therefore, the Company remains subject to risks of supply shortages and price increases that can adversely affect its business and operating results.
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

Table of Content
We may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand to address concerns about the availability of future supplies, build safety stock to help ensure customer shipments are not delayed should we experience higher than anticipated demand for materials with long lead times, or take advantage of favorable pricing. Disruptions in both the supply of materials for our products and delivery of products from our contract manufacturers, such as those caused by the impact of the COVID-19 pandemic or other factors, have resulted, and may continue to result, in the Company purchasing a significant amount of inventory in response to these disruptions and in advance of demand. These measures to purchase inventory may expose us to an increased risk of excess or obsolete inventory and resulting charges if actual demand is lower than anticipated.
If components purchased by our primary contract manufacturer have not been consumed in the production of our finished goods within a certain period of time, we have been required, and may continue to be required, to purchase these components from our contract manufacturer and later sell them back when they are needed to meet our demand. While we typically expect these components to be consumed in the production of our finished goods, this arrangement may expose us to an increased risk of excess or obsolete inventory and resulting charges.
In 2020, deteriorating global economic conditions from the COVID-19 pandemic resulted in lower projected sales of excess inventories, for which the company recorded provisions totaling $7,718,000 in the second quarter. Our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, has led to, and may again in the future lead to, an increased risk of excess or obsolete inventory and resulting charges.
Disruptions to one of our distribution centers could adversely affect our operating results.
The Company ships finished products for customers located in the Americas from its Natick, Massachusetts distribution center, and finished products for customers located outside of the Americas from its Cork, Ireland distribution center. Due to the impact of the COVID-19 pandemic, the Company has experienced, and may continue to experience, labor shortages and working restrictions due to factors such as health and safety concerns or governmental regulations. Although we have the ability to shift operations from one distribution center to another, there are practical challenges to doing so in a timely, cost-effective manner, and we may experience delays in shipping customer orders. These delays could negatively impact customer satisfaction and, in turn, cause loss of sales, which could adversely affect our operating results.
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
Risks Related to the COVID-19 Pandemic
The extent to which the COVID-19 pandemic may impact our business is uncertain and it could adversely affect our results of operations and financial condition.
The COVID-19 pandemic continues to have a significant impact around the world, prompting governments and businesses to take certain measures in response, such as the imposition of travel restrictions, temporary closures of businesses, quarantine and shelter-in-place orders, and adoption of remote working. COVID-19 continues to impact global economic activity and create macroeconomic uncertainty.
We continue to face several risks and uncertainties related to the impact of COVID-19 on our business. It is difficult for us to quantify the duration and severity of this impact due to many factors beyond our control and knowledge, including the timing, extent, trajectory, and duration of the pandemic, the emergence of new variants, the

Table of Content
development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. These risks and uncertainties include, among others:
•our customers may delay or cancel orders for our products,
•customer facilities may be shut down for extended periods of time, resulting in our inability to deliver products, perform on-site services, or make on-site sales visits,
•our customers may not have sufficient cash flow or access to financing to purchase our products,
•our customers may not pay us within agreed upon terms or may default on their payments altogether,
•our contract manufacturers may continue to experience interruptions that result in delivery delays and higher costs for our products,
•our vendors may continue to be unable to fulfill their delivery obligations to us within acceptable lead times for extended periods of time, which may force us to seek alternative sources of supply at higher costs or redesign or products,
•lower demand for our products may result in charges for excess and obsolete inventory if we are unable to sell inventory that is either already on hand or committed to purchase,
•our distribution centers in Natick, Massachusetts and Cork, Ireland may have difficulty staffing employees and contractors, be forced to operate with a significantly reduced workforce, or be forced to shut down altogether due to government regulations or health concerns,
•our online sales and marketing efforts may be less effective than face-to-face activities, resulting in fewer new customers and lower sales from new products,
•challenges involved in remote working may delay certain of our new product introductions,
•lower cash flows may result in impairment charges for acquired intangible assets,
•our investment portfolio of debt securities may be exposed to material credit losses, and
•a decline in our stock price may make stock-based awards a less attractive form of compensation and a less attractive form of retention for our employees.
These risks and uncertainties could have a material adverse effect on the continuity of our business, results of operations, and financial condition. This situation is continuously changing and additional impacts on our business may arise of which we are not currently aware.
Risks Related to Revenue Concentrations
The loss of, or significant curtailment of purchases by, large customers could have an adverse effect on our business.
In 2021, we had a large customer in the logistics industry that represented approximately 17% of our total revenue. Large customers may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of sales from other customers. In addition, large customers may receive preferred pricing and a higher level of support, which may lower our gross margin percentage. Furthermore, in certain instances due to long supplier lead times, we may purchase inventory in advance of receipt of a customer purchase order, which exposes us to an increased risk of excess or obsolete inventory and resulting charges. The loss of, or curtailment of purchases by, any one or more of our large customers could have a material adverse effect on our operating results.
Risks Related to Information Technology and Intellectual Property
Information security breaches may adversely affect our business.
We rely on our information technology systems, including third-party services, to effectively run our business. We may be subject to information security failures or breaches caused by hacking, malicious software, acts of vandalism or terrorism, or other events. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in theft of our intellectual property, including software source code, a misappropriation of our cash or other assets, an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, and the exposure to litigation or regulatory penalties, any of which could harm our business and operating results. We have experienced cybersecurity incidents in the

Table of Content
past; however, to date, these incidents have not had a material impact on our operations or financial results; however, future cybersecurity incidents could have a material adverse effect on our business, reputation, financial condition, or operating results.
If we fail to successfully protect our intellectual property, our competitive position and operating results could suffer.
We rely on our proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of our personnel to maintain our position as a leading provider of machine vision products. Software piracy and reverse engineering may result in counterfeit products that are misrepresented in the market as Cognex products or pirated products that contain stolen technology such as software. Although we use a variety of methods to protect our intellectual property, we rely most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. We also attempt to protect our intellectual property by restricting access to our proprietary information by a combination of technical and internal security measures. These measures, however, may not be adequate to:
•protect our proprietary technology,
•protect our patents from challenge, invalidation, or circumvention, or
•ensure that our intellectual property will provide us with competitive advantages.
Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any meaningful protection or any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from developing and marketing similar products, increase costs, or limit the length of patent protection we may have for our products. Furthermore, other companies may design around technologies we have patented, licensed, or developed. Moreover, changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar to ours. Any of these adverse circumstances could have a material adverse effect on our operating results.
Risks Related to Execution of our Business Strategy
If we fail to attract and retain key talent and maintain our unique corporate culture, our business and operating results could suffer.
To support our growth and execute on our operating plans and strategic initiatives, we must effectively attract, train, develop, motivate, and retain skilled employees, while maintaining our unique corporate culture. During the COVID-19 pandemic, many of our employees have worked remotely at times due to health and safety concerns or to comply with governmental regulations, with the primary exception of our distribution center employees who have remained on-site in shifts throughout the pandemic to deliver products to our customers. While we have been able to effectively conduct most business activities in this manner, these conditions have made it more challenging to maintain our collaborative corporate culture. When regulatory and health conditions have allowed, we have returned to a more collaborative, largely on-site work environment. Our longer-term intention is to have a hybrid work model, where our employees work on-site in a team environment the majority of the time. If we are unsuccessful in bringing our employees back into the office when safe to do so for a hybrid work model, or our employees choose to leave the company altogether for more remote work flexibility or higher compensation, the company's business and ability to execute its plans could be adversely affected in a material way.
We use stock options and restricted stock units (RSUs) as a key component of compensation for our more senior employees in order to align employee interests with the interests of our shareholders, provide competitive compensation packages, and encourage employee retention. Our stock price volatility may cause periods of time during which option exercise prices might be less than the sale price of our common stock or the value of RSUs might be less competitive, which may lessen the retentive attributes of these awards. We are limited as to the number of stock options and RSUs that we may grant under our stock plans, and we are unsure how effective different stock-based awards with different vesting schedules will be to retain key talent. Accordingly, we may find it difficult to attract, retain, and motivate employees, and any such difficulties could materially adversely affect our business.

Table of Content
Our failure to introduce new products in a successful and timely manner could result in the loss of our market share and a decrease in our revenues and profits.
The market for our products is characterized by rapidly changing technology. Accordingly, we believe that our future success will depend on our ability to accelerate time-to-market for new products with improved functionality, ease-of-use, performance, and price. There can be no assurance that we will be able to introduce new products in accordance with scheduled release dates or that new products will achieve market acceptance. Our inability to keep pace with the rapid rate of technological change in the high-technology marketplace could have a material adverse effect on our operating results.
Product development is often a complex, time-consuming, and costly process involving significant investment in research and development with no assurance of return on investment. Our strong balance sheet allows us to continue to make significant investments in research, development, and marketing for new products and technologies. Research is by its nature speculative, and the ultimate commercial success of a product depends on various factors, many of which are not under our control. We may not achieve significant revenue from new product investments for a number of years, if at all. Moreover, new products, if introduced, may not generate the gross margins that we have experienced historically.
Our failure to properly manage the distribution of our products and services could result in the loss of revenues and profits.
We utilize a direct sales force, as well as a network of distribution and integration partners, to sell our products and services. Successfully managing the interaction of our direct and indirect sales channels to reach various potential customers for our products and services is a complex process. In addition, our reliance on indirect selling methods may reduce visibility to demand and pricing issues.
To support the expansion of our business internationally, we may decide to make changes to our operating structure in other countries when we believe these changes will make us more competitive by offering faster delivery, importation services, and/or local currency sales. These new operating models may require changes in legal structures, business systems, and business processes that may result in significant business disruption and negatively impact our customers’ experience, resulting in loss of sales. Furthermore, as we assume more responsibility for the importation of our products into other countries, we face higher compliance risk to adhering to local regulatory and trade requirements. Finally, the local stocking of finished products in countries outside of our primary distribution centers may result in higher costs and increased risk of excess or obsolete inventory associated with maintaining the appropriate level and mix of stock in multiple inventory locations, resulting in lower gross margins.
Our go-to-market strategy has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the sales and operating model for our products and services could adversely affect our revenue and profitability.
Increased competition may result in decreased demand or prices for our products and services.
The machine vision market is highly fragmented and competitive. Our competitors include other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. We also compete with internal engineering departments of current or prospective customers, as well as open-source tools available for free by various companies. In recent years, we have encountered increased competition from low-cost vision providers in China, as well as from large technology companies that may offer free open-source solutions. Any of these competitors may have greater financial and other resources than we do, or develop more compelling technological innovations. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to enable us to maintain our competitive advantage. In addition, competitive pressures could lead to price erosion that could have a material adverse effect on our gross margins and operating results.
Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenue or profitability and may otherwise adversely affect our business.
We have acquired, and may continue to acquire, new businesses and technologies. These acquisitions may involve significant risks and uncertainties, which could include, among others:
•the diversion of management's attention from other operational matters,
•difficulties or delays integrating personnel, operations, technologies, products, and systems of the acquired business, particularly in locations far from the company's headquarters,
•the inability to realize expected synergies or other benefits resulting from the acquisition,

Table of Content
•the failure to retain key talent,
•the impairment of acquired intangible assets resulting from lower-than-expected cash flows from the acquired assets,
•acquisition-related charges, which could adversely impact operating results and cash flows in any given period, and the impact may be substantially different from period to period,
•difficulties with closing a transaction due to regulatory approvals, required consents, litigation, or other challenges, which could increase costs and prevent the acquisition from being completed within the expected timeframe, or from being completed at all,
•the inability to protect and secure acquired intellectual property or confidential information,
•difficulties or delays completing the development of acquired in-process technology,
•the failure to retain key customers, and
•the failure to achieve projected sales of acquired products.
Acquisitions are inherently risky and the inability to effectively manage these risks could have a material adverse effect on our operating results.
Business system disruptions may adversely affect our business.
The Company is making significant investments in business systems related to our sales processes, including systems to help our sales team more efficiently manage customer relationships and sales opportunities. Implementing new business systems requires a significant investment of time and money, and may divert management’s attention from other operational matters. The implementation of new business systems and changes to associated business processes, particularly those that are customer-facing, may result in significant business disruption and negatively impact our customers’ experience, resulting in loss of sales. The Company intends to continue to make IT-related investments to improve its management information systems and support the expansion of our business internationally. Any disruption occurring with our business systems may have a material adverse effect on our operating results.
Risks Related to Financial Matters
We are at risk for impairment charges with respect to our investments or acquired intangible assets, which could have a material adverse effect on our operating results.
As of December 31, 2021, we had approximately $721 million of debt securities in our investment portfolio. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, included in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2021, our portfolio of debt securities had a net unrealized loss of $3,902,000. Included in this net loss, were gross unrealized losses totaling $4,971,000, of which $4,896,000 were in a loss position for less than twelve months and $75,000 were in a loss position for greater than twelve months. Management monitors its debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer that would be reported in current operations. It is our policy to invest in investment-grade debt securities that minimize our exposure to credit losses. No credit losses were recorded in 2021.
As of December 31, 2021, we had approximately $12 million in acquired intangible assets, consisting primarily of acquired technologies and customer relationships. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of these assets, which may be negatively impacted by economic trends. In 2020, deteriorating global economic conditions from the COVID-19 pandemic triggered a review of long-lived assets for potential impairment, which resulted in intangible asset impairment charges totaling $19,571,000. A further decline in the cash flows generated by these or other intangible assets may result in future impairment charges.
If we determine that any of these investments or intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.
We may have additional tax liabilities and our effective tax rate may increase or fluctuate, which could adversely affect our operating results and financial condition.
As a multinational corporation, we are subject to income taxes, as well as non-income based taxes, in the United States and numerous foreign jurisdictions. Our effective income tax rate is dependent on the geographic distribution of our worldwide earnings or losses and the tax laws and regulations in each geographic region in which we operate. Significant judgment is required in determining our worldwide provision for income and other taxes. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty, and

Table of Content
tax laws themselves are subject to change. For example, many countries have recently adopted, or are considering the adoption of, revisions to their respective tax laws based on the Organization for Economic Co-operation and Development (“OECD”)’s Inclusive Framework, which could impact our tax liability due to our organizational structure and significant operations outside of the United States. Furthermore, we are subject to regular review and audit by both domestic and foreign tax authorities and may be assessed additional taxes, penalties, fees, or interest, which could have an adverse effect on our financial position, liquidity, or results of operations.
Although we believe our tax positions are reasonable, the final determination of tax audits or any related litigation could be different from what is reflected in our financial statements and could have a material adverse effect on our income tax provision, net income, or cash flows in the period in which the determination is made.
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
The success of our foreign currency risk management program depends on forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. In addition, our failure to identify new exposures and hedge them in an effective manner may result in material foreign currency gains or losses. Furthermore, our ability to hedge the Chinese Renminbi is limited, which has resulted in unhedged exposures. To date, foreign currency gains and losses related to the Chinese Renminbi have been immaterial to our total results; however, further fluctuations in this currency may result in material foreign currency gains or losses in the future.
In addition to the U.S. Dollar, a significant portion of our revenues and expenses are denominated in the Euro and Chinese Renminbi, and to a lesser extent the Japanese Yen, Korean Won, and Mexican Peso. We estimate that approximately 49% of our sales in 2021 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
General Risk Factors
Unfavorable global economic conditions may negatively impact our operating results.
Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world. Unfavorable economic conditions, such as inflation, slower growth or recession, higher interest rates, and tighter credit, may cause industrial companies to delay or reduce spending for automation projects, including those with machine vision, amid weaker general manufacturing confidence and heightened uncertainty around global trade. When global economic conditions are unfavorable, our revenue and our ability to generate operating profits could be materially adversely affected.
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

Table of Content
•a decline in our stock price may make stock-based awards a less attractive form of compensation and a less effective form of retention for our employees, and
•the trading price of our common stock may be volatile.
As of December 31, 2021, the Company had approximately $907 million in cash and investments. In addition, Cognex has no long-term debt. We believe that our strong cash position puts us in a relatively good position to weather economic downturns. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers worldwide.
A natural disaster, widespread public health issue, or man-made disaster could result in business disruptions that may adversely affect our business and operating results.
Our business, and the businesses of our customers, suppliers, and third-party service providers, could be disrupted by natural disasters, public health crises, such as pandemics and epidemics, man-made disasters, such as cyber-attacks and terrorism, or other events outside of our control. Certain of the Company’s business operations, such as our third-party contractor manufacturer in Indonesia, are in locations that may be more prone to natural disasters, and global climate change may result in certain types of natural disasters occurring more frequently or with more intense effects. Following a business disruption, the Company could be subject to production downtimes, operational delays, substantial recovery time, significant expenditures to resume operations, the diversion of management’s attention and resources, or loss of business, any of which could have a material adverse effect on our competitive position, operating results, or financial condition. Because the Company relies on single or limited sources for the supply of certain components and manufacture of our products, a business disruption affecting such sources would worsen any adverse consequences to the Company.
While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise. The impact of any such business disruption is difficult to predict.
Economic, political, and other risks associated with international sales and operations could adversely affect our business and operating results.
In 2021, approximately 62% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we source components from suppliers located outside of the United States, including China, and utilize third-party contract manufacturers, primarily located in Indonesia, to assemble certain of our products. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:
•various regulatory and statutory requirements,
•difficulties in injecting and repatriating cash,
•export and import restrictions,
•trade tariffs,
•transportation delays,
•product certification requirements,
•employment regulations and local labor conditions,
•difficulties in staffing and managing foreign sales operations,
•corruption,
•instability in economic or political conditions,
•political or trade sanctions,
•difficulties protecting intellectual property,
•business systems connectivity issues, and
•potentially adverse tax consequences.
Any of these factors could have a material adverse effect on our operating results. In recent years, trade tariffs imposed by the United States on certain components imported from Chinese suppliers resulted in higher costs for

Table of Content
our products, which, to date, have been immaterial to our total cost of goods. However, cost increases as a result of these or other trade tariffs could be material in the future.
Trade tariffs have also had an indirect impact on the economic climate in China, which in turn, has had a negative impact on the Company's revenue from customers based in China who see risk in doing business with a U.S. company. In addition to trade tariffs, United States export controls that place restrictions on the exportation of our products or a subset of our products, including applicable regulations promulgated by the U.S. Commerce Department’s Bureau of Industry and Security, have had a negative impact on our revenue from customers based in China. To date, the impact of these restrictions has been immaterial to our total revenue; however, further or continued restrictions could have a material adverse effect on our operating results in the future.
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
In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters that is occupied by employees primarily in research, development, and engineering, sales, marketing, service, finance, and information technology functions.
In 1997, Cognex purchased a three and one-half acre parcel of land adjacent to our corporate headquarters. This land is being held for future expansion and is currently used as an Ultimate Frisbee Field for our Cognoids.
In 2007, Cognex purchased a 19,000 square-foot building adjacent to our corporate headquarters. This facility serves as the distribution center for customers in the Americas. In December 2021, Cognex entered into a lease for a 65,000 square-foot building in Southborough, Massachusetts for a term of 10 years to serve as a new distribution center for customers in the Americas. The transition of the distribution center to the new facility is expected to take place during the first half of 2022. Once the transition is complete, the 19,000 square-foot building adjacent to our corporate headquarters is expected to be held for future expansion.
In 2014, Cognex purchased a 50,000 square-foot building in Cork, Ireland. This facility serves as the distribution center for customers outside of the Americas.
Cognex conducts certain of its operations in other leased facilities, predominantly research, development, and engineering, sales, and administration functions. These lease agreements expire at various dates through 2032. Certain of these leases contain renewal options, retirement obligations, escalation clauses, rent holidays, and leasehold improvement incentives.

Table of Content
ITEM 3: LEGAL PROCEEDINGS
Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A: INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages, and titles of Cognex’s executive officers as of December 31, 2021:

Name	Age	Title
Robert J. Willett	54	President and Chief Executive Officer
Paul D. Todgham	45	Senior Vice President of Finance and Chief Financial Officer
Sheila M. DiPalma	55	Executive Vice President of Employee Services and Chief Culture Officer
Carl W. Gerst III	54	Executive Vice President of Vision and ID Products
Executive officers are elected annually by the Board of Directors. There are no family relationships among the directors and executive officers of the Company.
Mr. Willett, who is a member of the Company's Board of Directors, has been employed by Cognex in his current position for no less than the past five years.
Mr. Todgham joined Cognex in March 2020. Prior to joining Cognex, Mr. Todgham spent six years at Levi Strauss & Company (LEVI), where he served in a variety of senior finance and strategy roles at Levi’s involving corporate development, operational planning, and financial oversight. For the three years prior to joining Levi’s, Mr. Todgham worked for Ross Stores, Inc. (ROST) in senior finance and strategy roles. Earlier in his career, Mr. Todgham worked at The Boston Consulting Group, advising clients in the technology and consumer sectors on issues of strategy, operations, and organization. Mr. Todgham holds a Bachelor of Arts in Applied Mathematics from Harvard University, a Master of Philosophy in Economics from the University of Cambridge and a Master of Business Administration from Stanford University’s Graduate School of Business.
Ms. DiPalma joined Cognex in 1992. She has served for more than 25 years in a series of increasingly responsible roles in the finance function, including six years as Cognex Treasurer, before transitioning to Employee Services in 2016. Ms. DiPalma was promoted to Senior Vice President of Employee Services and became a named executive officer in 2017. Prior to joining Cognex, Ms. DiPalma was a member of the audit firm PricewaterhouseCoopers. She holds a Bachelor of Science degree in Accounting from Boston College, a Master of Science degree in Taxation from Bentley College, and is a Certified Public Accountant.
Mr. Gerst joined Cognex in 1999. He worked in a number of product-focused roles before being promoted to Senior Vice President of the ID Products Business Unit in 2014. Following 2014, Mr. Gerst’s leadership role expanded into Vision Products and he was promoted to Executive Vice President of Vision and ID Products in October 2020. Prior to joining Cognex, Mr. Gerst held roles in engineering, sales, and product marketing for Hand Held Products (now part of Honeywell’s Safety and Productivity Solutions). Mr. Gerst holds a Bachelor of Science degree in Electrical Engineering from Clarkson University and a Master in Business Administration from the Simon School of Business at the University of Rochester.

Table of Content
PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of January 30, 2022, there were approximately 650 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this October 2018 program, the Company repurchased 1,398,000 shares at a cost of $61,690,000 in 2019, 1,215,000 shares at a cost of $51,036,000 in 2020, and 957,000 shares at a cost of $78,652,000 in 2021, which completed purchases under this program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Under this March 2020 program, the Company repurchased 1,060,000 shares, including 5,000 shares that had not yet settled as of December 31, 2021, at a cost of $83,000,000 in 2021, leaving a remaining balance of $117,000,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The following table sets forth information with respect to purchases by the Company of shares of its common stock during each fiscal month of the fourth quarter of 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 4 - October 31, 2021	376,000	$80.70	376,000	$199,990,000
November 1 - November 28, 2021	624,000	79.76	624,000	150,229,000
November 29 - December 31, 2021	436,000	76.19	436,000	117,000,000
Total	1,436,000	$78.92	1,436,000	$117,000,000

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
The Company’s Board of Directors declared and paid cash dividends of $0.050 per share in the first, second, and third quarters of 2019, $0.055 per share in the fourth quarter of 2019 and in the first, second, and third quarters of 2020, and $0.060 per share in the fourth quarter of 2020 and in the first, second, and third quarters of 2021. The dividend was increased to $0.065 per share in the fourth quarter of 2021. Also, in the fourth quarter of 2020, an additional special cash dividend of $2.00 per share was declared and paid.
Total dividends paid were $43,263,000 in 2021, $390,508,000 in 2020, which included $351,428,000 paid for the special cash dividend, and $35,124,000 in 2019. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.

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

*$100 invested on 12/31/2016 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
	12/16	12/17	12/18	12/19	12/20	12/21
Cognex Corporation	100.00	192.93	122.47	178.26	270.18	262.48
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Stocks	100.00	156.42	147.15	208.82	292.61	341.98
(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt,Opt, Measuring, and Controlling Instrument)

Table of Content
ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, the expected impact of the COVID-19 pandemic on our assets, business and results of operations, customer demand and order rates and timing of related revenue, managing supply shortages, delivery lead times, future product mix, research and development activities, sales and marketing activities, new product offerings, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the reliance on key suppliers to manufacture and deliver quality products; (2) the inability to obtain components for our products; (3) the failure to effectively manage product transitions or accurately forecast customer demand; (4) the ability to manage disruptions to our distribution centers; (5) the inability to design and manufacture high-quality products; (6) the impact, duration, and severity of the COVID-19 pandemic, including the availability and effectiveness of vaccines; (7) the loss of, or curtailment of purchases by, large customers in the logistics industry; (8) information security breaches; (9) the inability to protect our proprietary technology and intellectual property; (10) the inability to attract and retain skilled employees and maintain our unique corporate culture; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the impact of competitive pressures; (14) the challenges in integrating and achieving expected results from acquired businesses; (15) potential disruptions in our business systems; (16) potential impairment charges with respect to our investments or acquired intangible assets; (17) exposure to additional tax liabilities; (18) fluctuations in foreign currency exchange rates and the use of derivative instruments; (19) unfavorable global economic conditions; (20) business disruptions from natural or man-made disasters or public health issues; (21) economic, political, and other risks associated with international sales and operations; and (22) our involvement in time-consuming and costly litigation. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Cognex machine vision is used to automate manufacturing and distribution processes in a variety of industries, where the technology is widely recognized as an important component of automated production and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision, and therefore, Cognex products are used by a broad base of customers across a variety of industries, including logistics, automotive, consumer electronics, medical-related, semiconductor, consumer products, and food and beverage.
Revenue for the year ended December 31, 2021 totaled $1,037,098,000, representing an increase of 28% from 2020. The increase was due in part to significantly higher revenue from the logistics industry, which was our largest market in 2021, as well as the impact of a broader recovery in industries that were adversely affected by the COVID-19 pandemic in 2020, most notably the automotive industry.

Table of Content
Gross margin as a percentage of revenue was 73% in 2021 compared to 75% in 2020, primarily due to higher prices paid to purchase inventories, as well as a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins.
Operating expenses increased by $10,656,000, or 2%, from the prior year as higher incentive compensation costs, the impact of foreign currency exchange rate changes, and costs of additional headcount to support our future growth plans, were partially offset by savings from 2020 cost-cutting measures and one-time restructuring and intangible asset impairment charges of $35,495,000. Excluding these one-time restructuring and intangible asset impairment charges, operating expenses increased by $46,151,000, or 12%.
Operating income expanded to 30% of revenue in 2021 compared to 21% of revenue in 2020. This higher level of operating income resulted in net income of 27% of revenue in 2021 compared to 22% of revenue in 2020, and net income per diluted share of $1.56 in 2021 compared to $1.00 in 2020.
The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	27	25	26
Gross margin	73	75	74
Research, development, and engineering expenses	13	16	16
Selling, general, and administrative expenses	30	33	38
Restructuring charges	—	2	—
Intangible asset impairment charges	—	3	—
Operating income	30	21	20
Non-operating income	1	2	3
Income before income tax expense (benefit)	31	23	23
Income tax expense (benefit)	4	1	(5)
Net income	27%	22%	28%
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
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
Revenue for the year ended December 31, 2020 was $1,037,098,000 compared to $811,020,000 for the prior year, representing an increase of 28%. Revenue from customers in the logistics industry increased by approximately 65% from the prior year, with the most significant portion of this growth coming from e-commerce and omni-channel retailers. Higher sales from traditional brick-and-mortar retailers also contributed to growth in the logistics industry.
Growth in the automotive, semiconductor, medical-related, and consumer products industries also contributed to the increase in total revenue. After declining for two consecutive years, revenue from customers in the automotive industry grew faster than the company average in 2021, due in part to electric vehicle investments. These increases were partially offset by a decrease in revenue from customers in the consumer electronics industry due to lower investment in smartphone manufacturing and other devices that we believe benefited from remote work conditions in 2020.
From a geographic perspective, revenue from customers based in the Americas increased by 40% from the prior year driven primarily by higher revenue in the logistics industry. Revenue from customers in medical-related industries was also notably higher than the prior year.

Table of Content
Revenue from customers based in Europe increased by 19% from the prior year. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in 2021, as sales denominated in Euros were translated into U.S. Dollars at a higher rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe increased by 15% from the prior year. The increase came from customers in a variety of industries, most notably logistics, automotive, and consumer products, partially offset by lower revenue in the consumer electronics industry. The decline in revenue from consumer electronics was partially a result of procurement changes made by certain customers, shifting their purchases to China from Europe.
Revenue from customers based in Greater China increased by 19% from the prior year. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in 2021, as sales denominated in Chinese Renminbi were translated into U.S. Dollars at a higher rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China increased by 12% from the prior year. The increase was driven primarily by higher revenue in the automotive and semiconductor industries, partially offset by lower revenue in the consumer electronics industry.
Revenue from other countries in Asia increased by 24% from the prior year due primarily to higher revenue in the automotive, semiconductor, and consumer electronics industries.
As of the date of this report, we expect revenue for the first quarter of 2022 to be higher than the revenue reported for the fourth quarter of 2021 of $244,065,000. We anticipate a significant portion of this increase to come from more favorable product supply conditions, as well as higher revenue in the logistics industry, due particularly to the timing of large customer deployments in this industry.
Gross Margin
Gross margin as a percentage of revenue decreased to 73% in 2021 compared to 75% in 2020. The decrease in gross margin percentage was primarily due to higher prices paid to purchase inventories in 2021, including higher costs for components and freight, due largely to global supply chain constraints. The decrease was also due to a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins and included some comparatively lower margins from strategic logistics projects in 2021.
The unfavorable impact of higher inventory purchase prices and a higher percentage of logistics revenue was partially offset by manufacturing efficiencies related to the higher revenue level and lower provisions for excess and obsolete inventories as compared to the prior year. The higher provisions for excess and obsolete inventories in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.
As of the date of this report, we expect gross margin as a percentage of revenue for the first quarter of 2022 to be in the low-70% range. The expected gross margin percentage reflects our expectations that higher inventory purchase prices will continue throughout and beyond the first quarter of 2022. Our estimates also reflect a significant percentage of total revenue coming from the logistics industry, which has relatively lower gross margins.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses in 2021 increased by $4,390,000, or 3%, from the prior year as detailed in the table below (in thousands).

RD&E expenses in 2020	$130,982
Foreign currency exchange rate changes	2,919
Outsourced engineering services	1,464
Personnel-related costs	(517)
Other	524
RD&E expenses in 2021	$135,372
RD&E expenses increased due to foreign currency exchange rate changes, as costs denominated in foreign currencies were translated into U.S. Dollars at a higher rate. Higher spending on outsourced engineering services due to the timing of product development activities, including engineering prototypes for large sales opportunities, also contributed to the increase. These increases were partially offset by lower personnel-related costs due to a workforce reduction in the second quarter of 2020. Higher costs from annual salary increases and fringe benefits provided to employees, as well as headcount additions to support new product initiatives, partially offset the lower costs from the workforce reduction.

Table of Content
RD&E expenses as a percentage of revenue was 13% in 2021 compared to 16% in 2020. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased in 2021 by $41,761, or 16%, from the prior year as detailed in the table below (in thousands).

SG&A expenses in 2020	$267,593
Incentive compensation	15,709
Personnel-related costs	6,734
Foreign currency exchange rate changes	6,420
Business system investments	2,798
Marketing programs	2,599
Travel expenses	2,057
Other	5,444
SG&A expenses in 2021	$309,354
SG&A expenses increased due to higher expenses related to annual incentive compensation plans, which include sales commissions and incentive bonuses. Relevant performance goals for these plans, as well as any changes to employee eligibility, are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. Sales commissions were higher than the prior year primarily due to the higher business levels, which resulted in a greater portion of our sales team exceeding the performance goals set in their commission plans in 2021 versus 2020. Likewise, the performance goal set for 2021 incentive bonuses was exceeded based on the Company's operating income margin, with the same being true in 2020. However, incentive bonus accruals in 2021 were higher than the prior year primarily due to the impact of changes to employee eligibility, of which the most significant related to members of the Company's senior leadership team who were not eligible for 2020 incentive bonuses as part of the Company's restructuring plan. These annual incentive compensation plans will be reset with relevant performance goals for 2022, and incentive compensation expenses will reflect our estimates of achievement throughout the year, which we expect will result in lower expense for the first quarter of 2022 as compared to the fourth quarter of 2021.
Personnel-related costs increased due to higher costs from annual salary increases and fringe benefits provided to employees, as well as sales headcount additions in strategic growth areas of the business, partially offset by the impact of the workforce reduction that took place in the second quarter of 2020. Changes in foreign currency exchange rates also resulted in a higher level of expenses, as costs denominated in foreign currencies were translated into U.S. Dollars at a higher rate. Expenses were also higher due to investments the Company is making in business systems related to its sales process, including systems to help our sales team more efficiently manage customer relationships and sales opportunities. A portion of these costs was expensed as incurred, while the majority of these investments were accounted for as a capital asset that was placed into service in the first quarter of 2022. The Company also increased spending on marketing programs in an effort to generate future sales opportunities, particularly related to new product introductions, and incurred higher travel expenses as restrictions related to COVID-19 eased in certain regions.
Restructuring and Intangible Asset Impairment Charges
On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The Company recorded restructuring charges of $15,924,000 in 2020, as a result of actions related to the restructuring plan, which included a global workforce reduction of approximately 8% and office closures. In addition, the adverse impact of the COVID-19 pandemic triggered a review of long-lived assets for potential impairment in the second quarter of 2020. This review resulted in intangible asset impairment charges totaling $19,571,000 recorded in the second quarter of 2020.

Table of Content
Non-operating Income (Expense)
The Company recorded foreign currency losses of $2,270,000 in 2021 and foreign currency gains of $3,697,000 in 2020. Foreign currency gains and losses result primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currencies of our subsidiaries or the reporting currency of our company, which is the U.S. Dollar.
Investment income decreased by $6,334,000, or 49%, from the prior year. The decrease was due primarily to lower yields on the Company's portfolio of debt securities, partially offset by higher invested balances.
The Company recorded other expense of $591,000 in 2021 and $309,000 in 2020. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense (Benefit)
The Company’s effective tax rate was 12% of pre-tax income in 2021, compared to 6% in 2020. The effective tax rate in both years reflected several discrete tax items described below.
The effective tax rate included a decrease in tax expense of $11,036,000 in 2021 and $12,788,000 in 2020 related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot accurately predict the level of stock option exercises by employees in future periods.
Income tax expense in 2021 and 2020 also included discrete tax items related to the final true-up of the prior year's tax accrual upon filing the related tax return. In 2020, this included a tax benefit of $13,984,000 primarily to recognize a foreign tax benefit on certain gains taxed outside of the United States based on clarifications to rules relating to the use of foreign tax credits. This benefit was partially offset by tax expense for a transfer price adjustment in China of $3,267,000 and smaller tax expense adjustments related to foreign tax filings of $843,000.
In 2020, interpretations of a German law relating to withholding taxes on intellectual property rights emerged. The Company conducted a careful review of the interpretation, submitted required tax filings, and believes it has adequate reserves for this German tax exposure.
Excluding the impact of all discrete tax items, the Company’s effective tax rate was an expense of 16% of pre-tax income in 2021 and 17% of pre-tax income in 2020. The decrease in the effective tax rate excluding discrete tax items was due to the impact of higher estimated tax credits in 2021, partially offset by more of the Company's profits being earned and taxed in higher tax jurisdictions.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
Revenue for the year ended December 31, 2020 was $811,020,000 compared to $725,625,000 for the prior year, representing an increase of 12%. The increase was due largely to higher revenue from customers in the consumer electronics and logistics industries, which were our two largest markets in 2020. During the year, it appeared that manufacturers of electronics products and e-commerce providers in the logistics industry both benefited from the "stay-at-home" conditions that arose from the COVID-19 pandemic in 2020. Revenue from customers in the consumer electronics and logistics industries increased by approximately 30% and 40%, respectively, from the prior year, and a significant portion of this growth came from large customers in these industries. Our total revenue and quarterly timing of revenue is impacted by the purchasing cycles of these large customers.
In contrast, our results indicated that other industries we serve had experienced significantly lower demand during the COVID-19 pandemic, most notably the automotive industry, which was our largest market in 2019. Although revenue from customers in the automotive industry for the full year 2020 decreased by approximately 20% from the prior year, automotive revenue for the fourth quarter of 2020 was slightly higher than the fourth quarter of 2019 and increased sequentially in the last two quarters of 2020. In addition, revenue from customers in certain industries in which we have a smaller presence, including medical-related industries, increased for the full year 2020 from the prior year, due in part to COVID-19 applications for Cognex products. Although we continue to experience certain disruptions to our business from COVID-19 and the situation is continuously changing, the impact of these conditions on our business appears to have been most severe in the second quarter of 2020.
From a geographic perspective, revenue from customers based in the Americas increased by 12% from the prior year driven by higher revenue in the logistics industry, partially offset by lower revenue in the automotive industry. A significant portion of our logistics business currently comes from customers based in the Americas. Although this region had the largest dollar growth of logistics revenue in 2020, we are making investments to grow our logistics

Table of Content
business outside of the Americas and our logistics revenue increased in all of our major regions in 2020. Revenue from customers based in Europe decreased by 8% from the prior year due to lower revenue in the automotive and consumer electronics industries, partially offset by higher revenue in the logistics industry. Revenue from customers based in Greater China increased by 46% from the prior year due largely to higher revenue in the consumer electronics industry, partially offset by lower revenue in the automotive industry. In recent years, there has been a shift in procurement for certain electronics orders for Cognex products used on assembly lines in China. This procurement shift resulted in an increase in consumer electronics revenue reported in Greater China that was previously reported in Europe. Revenue from other countries in Asia increased by 17% from the prior year due primarily to higher revenue in the consumer electronics and logistics industries.
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
RD&E expenses increased due to higher compensation costs related to the Company's acquisition of Sualab Co., Ltd. in the fourth quarter of 2019. These incremental compensation costs included a new team of deep learning engineers, as well as deferred payments from the acquisition that are being recorded as compensation expense over four years from the closing date and that accounted for $4,189,000 of this increase. Excluding the addition of the Sualab deep learning team, RD&E personnel-related costs decreased slightly from 2019 to 2020, as the impact of incremental resources added largely in 2019 were offset by savings from a workforce reduction in the second quarter of 2020.
RD&E expenses also increased due to higher expenses for annual incentive compensation plans. Relevant performance goals for these plans are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. The Company did not achieve its performance goal to earn a company bonus in 2019, while the goal set for 2020 was exceeded based on the Company's operating income margin. Expenses for the fourth quarter of 2020 included a true-up of the annual liability to reflect the upside achievement based on our strong operating results for the quarter that exceeded our prior estimates.
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
These decreases were partially offset by higher expenses for annual incentive compensation plans. Relevant performance goals for these plans are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. The Company did not achieve its performance goal to earn a company bonus in 2019, while the goal set for 2020 was exceeded based on the Company's operating income margin. Expenses for the fourth quarter of 2020 included a true-up of the annual liability to reflect the upside achievement based on our strong operating results for the quarter that exceeded our prior estimates. Likewise, sales commissions were higher than the prior year due to a greater portion of our sales team exceeding the performance goals set in their commission plans in 2020 versus 2019.
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

Table of Content
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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $907,364,000 as of December 31, 2021. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements in 2021 were primarily met with positive cash flows from operations and the proceeds from stock option exercises. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Operating activities included cash outflows to secure inventories to support higher business levels and build safety stock to mitigate the Company's exposure to demand changes or supply disruptions. Cash outlays in the first quarter of 2022 are planned to include incentive compensation payments that were earned and accrued in 2021.
Capital expenditures in 2021 totaled $15,455,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and improvements made to the Company's headquarters building in Natick, Massachusetts. In 2021, the Company made investments in business systems related to its sales process, the majority of which were accounted for as a capital asset that was placed into service in the first quarter of 2022. Although the Company continues to make investments in its business systems related to its sales process, these investments are not expected to be material over the long term.
The Company's material cash requirements include contractual obligations related to inventory purchase commitments and leases. As of December 31, 2021, the Company had inventory purchase commitments of $100,750,000, with the majority payable within 12 months, and lease payment obligations of $37,968,000, with $9,178,000 payable within 12 months.
In addition to the obligations described above, the following items may also result in future material uses of cash:
Stock Repurchases
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this October 2018 program, the Company repurchased 1,398,000 shares at a cost of $61,690,000 in 2019, 1,215,000 shares at a cost of $51,036,000 in 2020, and 957,000 shares at a cost of $78,652,000 in 2021, which completed purchases under this program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Under this March 2020 program, the Company repurchased 1,060,000 shares at a cost of $83,000,000 in 2021, leaving a remaining balance of $117,000,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.050 per share in the first, second, and third quarters of 2019, $0.055 per share in the fourth quarter of 2019 and in the first, second, and third quarters of 2020, and $0.060 per share in the fourth quarter of 2020 and in the first, second, and third quarters of 2021. The dividend was increased to $0.065 per share in the fourth quarter of 2021. Also, in the fourth quarter of 2020, an additional special cash dividend of $2.00 per share was declared and paid. Total dividends amounted to $43,263,000 in 2021, $390,508,000 in 2020, which included $351,428,000 paid for the special cash dividend, and $35,124,000 in 2019. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.

Table of Content
Business Acquisitions
The total consideration for the 2019 acquisition of Sualab Co., Ltd. included deferred payments of $24,040,000 that may become payable in October 2023, contingent upon the continued employment of key talent.
Income Taxes
The Tax Cuts and Jobs Act of 2017 subjected unrepatriated foreign earnings to a one-time transition tax, which is expected to result in tax payments of $51,113,000. These payments started in 2021 and are expected to continue through 2025.
The Company believes that its existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. In addition, the Company has no long-term debt. We believe that our strong cash position has put us in a relatively good position with respect to anticipated longer-term liquidity needs.
CRITICAL ACCOUNTING ESTIMATES
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
Management uses significant estimates and judgment when determining the amount of revenue to be recognized each period for application-specific customer solutions. Accounting for application-specific customer solutions requires management to monitor and evaluate customer contracts to determine the point in time at which the solution is validated. The Company’s application-specific customer solutions are comprised of a combination of products and services which are accounted for as one performance obligation to deliver a total solution to the customer. On-site support services that are provided to the customer after the solution is deployed are accounted for as a separate performance obligation. These solutions are provided to customers in a variety of industries, including the consumer electronics and logistics industries.
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

Table of Content
Investments
As of December 31, 2021, the Company’s investment portfolio of debt securities totaled $721,203,000. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, included in shareholders’ equity as other comprehensive income (loss) since these securities are designated as available-for-sale securities. As of December 31, 2021, the Company’s portfolio of debt securities had a net unrealized loss of $3,902,000. Included in this net loss, were gross unrealized losses totaling $4,971,000, of which $4,896,000 were in a loss position for less than twelve months and $75,000 were in a loss position for greater than twelve months.
Management monitors its debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Credit losses on debt securities were not material in 2021, 2020, or 2019.
Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is determined using standard costs, which approximates actual costs under the first-in, first-out (FIFO) method. Net realizable value is the estimated selling price in the ordinary course of business, less readily predictable costs of completion, disposal, and transportation.
Management estimates excess and obsolescence exposures based on assumptions about future demand, product transitions, and general economic and industry conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. Volatility in the global economy makes these assumptions about future demand more judgmental. Among the risks associated with the introduction of new products are difficulty predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product. In addition, we may strategically enter into non-cancelable commitments with vendors to purchase materials for products in advance of demand to address concerns about the availability of future supplies, build safety stock to help ensure customer shipments are not delayed should we experience higher than anticipated demand for materials with long lead times, or take advantage of favorable pricing.
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
Deteriorating global economic conditions from the COVID-19 pandemic triggered a review of intangible assets for potential impairment in the second quarter of 2020. This review resulted in intangible asset impairment charges totaling $19,571,000 recorded in 2020. No impairment charges related to intangible assets were recorded in 2021 or 2019.
Stock-Based Compensation
Compensation expense is recognized for all grants of stock options and restricted stock units. Determining the appropriate valuation model and estimating the fair values of stock option grants requires the input of subjective assumptions, including expected stock price volatility, dividend yields, expected term, and forfeiture rates. The expected volatility assumption is based partially upon the historical volatility of the Company’s common stock, which may or may not be a true indicator of future volatility. The assumptions used in calculating the fair values of stock option grants represent management’s best estimates, but these estimates involve inherent uncertainties and the

Table of Content
application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be significantly different from what the Company recorded in the current period.
Income Taxes
Significant judgment is required in determining worldwide income tax expense based on tax laws in the various jurisdictions in which the Company operates. The Company has established reserves for income taxes by applying the “more likely than not” criteria, under which the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant tax authority. All tax positions are analyzed periodically and adjustments are made as events occur that warrant modification, such as the completion of audits or the expiration of statutes of limitations, which may result in future charges or credits to income tax expense. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2017 and 2018. Additionally, the Company is under audit by the Commonwealth of Massachusetts for tax years 2017 and 2018. Although management believes the Company is adequately reserved for these audits, the evaluation of the Company’s tax positions involves significant judgment, and the final determination these tax audits and any related litigation could result in material changes in our estimates.
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
In 2019, the Company made changes to its international tax structure as a result of tax reform legislation enacted by the European Union that resulted in an intercompany sale of intellectual property based on the fair value of this intellectual property. Also in 2019, in connection with the acquisition of Sualab Co. Ltd., the Company migrated acquired intellectual property to certain subsidiaries to align with its corporate tax structure. Significant judgment was required to estimate the fair value of the migrated intellectual property, including management estimates related to forecasted future cash flows and discount rates.
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

Table of Content
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2021				December 31, 2020
Currency	Notional Value	USD Equivalent	High Rate	Low Rate	Notional Value	USD Equivalent	High Rate	Low Rate

Derivatives Not Designated as Hedging Instruments:
Euro	65,000	$73,748	0.8814	0.8814	50,000	$61,342	0.8151	0.8151
Chinese Renminbi	54,374	8,500	6.40	6.40	—	—	—	—
Mexican Peso	140,000	6,842	20.46	20.46	155,000	7,776	19.93	19.93
Japanese Yen	600,000	5,213	115.10	115.10	600,000	5,808	103.30	103.30
British Pound	3,370	4,552	0.7403	0.7403	1,675	2,287	0.7324	0.7324
Hungarian Forint	1,355,000	4,155	326.11	326.11	1,330,000	4,494	295.93	295.93
Canadian Dollar	1,480	1,167	1.27	1.27	1,285	1,010	1.27	1.27
Korean Won	—	—	—	—	6,925,000	6,377	1,086	1,086
Taiwanese Dollar	—	—	—	—	38,035	1,362	27.93	27.93
Singapore Dollar	—	—	—	—	1,465	1,110	1.32	1.32
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
The success of our foreign currency risk management program depends on forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. Furthermore, our failure to identify new exposures and hedge them in an effective manner may result in material foreign currency gains or losses.
The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. In addition to the U.S. Dollar, a significant portion of our revenues and expenses are denominated in the Euro and Chinese Renminbi, and to a lesser extent the Japanese Yen, Korean Won, and Mexican Peso. We estimate that approximately 49% of our sales in 2021 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Interest Rate Risk
The Company’s investment portfolio of debt securities includes corporate bonds, treasury bills, asset-backed securities, agency bonds, sovereign bonds, and municipal bonds. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2021, the fair value of the Company’s portfolio of debt securities amounted to $721,203,000 with amortized cost amounts totaling $725,105,000, maturities that do not exceed five years, and a yield to maturity of 0.92%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date.
The Company’s investment policy allows investment in debt securities with effective maturities up to ten years, however as of December 31, 2021, 84% of the investment portfolio has effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of December 31, 2021, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.

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

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate bonds	$563,840	$559,073	$554,306	$549,539	$544,772
Asset-backed securities	82,998	82,297	81,595	80,893	80,192
Treasury bills	59,674	59,170	58,665	58,161	57,656
Agency bonds	19,203	19,041	18,879	18,716	18,554
Municipal bonds	5,736	5,687	5,639	5,591	5,542
Sovereign bonds	2,156	2,138	2,119	2,101	2,083
	$733,607	$727,406	$721,203	$715,001	$708,799

Table of Content
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cognex Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

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

Revenue Recognition – Application-Specific Customer Solutions

As described further in Notes 1 and 14 to the financial statements, the Company recognizes revenue from application-specific customer solutions. For these transactions, revenue is recognized at the point in time when the solution is validated, which is when the Company can objectively determine that the agreed-upon specifications in the contract have been met and the customer will accept the performance obligation in the contract. We identified revenue recognition related to application-specific customer solutions as a critical audit matter.

The principal considerations for our determination that application-specific customer solutions revenue is a critical audit matter are that determining the timing of validation and that the agreed-upon specifications in the contract have been met relies on the use of management estimates and requires a higher degree of auditor subjectivity and judgement in designing and executing audit procedures. Accounting for application-specific customer solutions requires the Company to monitor and evaluate customer contracts on an ongoing basis to determine the point in time at which the agreed-upon specifications in the contract have been met.

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

Boston, Massachusetts
February 17, 2022

Table of Content
COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)

Revenue	$1,037,098	$811,020	$725,625
Cost of revenue	277,271	206,421	189,754
Gross margin	759,827	604,599	535,871
Research, development, and engineering expenses	135,372	130,982	119,427
Selling, general, and administrative expenses	309,354	267,593	273,842
Restructuring charges (Note 22)	—	15,924	—
Intangible asset impairment charges (Note 9)	—	19,571	—
Operating income	315,101	170,529	142,602
Foreign currency gain (loss)	(2,270)	3,697	(509)
Investment income	6,660	12,994	19,689
Other income (expense)	(591)	(309)	1,212
Income before income tax expense (benefit)	318,900	186,911	162,994
Income tax expense (benefit)	39,019	10,725	(40,871)
Net income	$279,881	$176,186	$203,865

Net Income per weighted-average common and common-equivalent share:
Basic	$1.59	$1.02	$1.19
Diluted	$1.56	$1.00	$1.16

Weighted-average common and common-equivalent shares outstanding:
Basic	176,463	173,489	171,194
Diluted	179,916	176,592	175,269

Cash dividends per common share	$0.245	$2.225	$0.205

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$279,881	$176,186	$203,865
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(2,206), $981, and $515 in 2021, 2020, and 2019, respectively	(7,152)	6,478	5,219
Reclassification of net realized (gain) loss into current operations	(236)	(4,119)	(1,452)
Net change related to available-for-sale investments	(7,388)	2,359	3,767

Foreign currency translation adjustments:
Foreign currency translation adjustments	(6,753)	1,115	(541)
Net change related to foreign currency translation adjustments	(6,753)	1,115	(541)

Other comprehensive income (loss), net of tax	(14,141)	3,474	3,226
Total comprehensive income	$265,740	$179,660	$207,091

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$186,161	$269,073
Current investments, amortized cost of $137,124 and $102,258 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	137,455	103,240
Accounts receivable, allowance for credit losses of $776 and $831 in 2021 and 2020, respectively	130,348	125,696
Unbilled revenue	3,990	5,632
Inventories	113,102	60,830
Prepaid expenses and other current assets	68,742	37,220
Total current assets	639,798	601,691
Non-current investments, amortized cost of $587,981 and $390,417 in 2021 and 2020, respectively, allowance for credit losses of $0 in 2021 and 2020	583,748	395,125
Property, plant, and equipment, net	77,546	79,173
Operating lease assets	23,157	22,582
Goodwill	241,713	244,078
Intangible assets, net	11,888	15,555
Deferred income taxes	418,570	434,704
Other assets	7,242	7,794
Total assets	$2,003,662	$1,800,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,051	$16,270
Accrued expenses	92,432	77,264
Accrued income taxes	8,577	9,379
Deferred revenue and customer deposits	35,743	21,274
Operating lease liabilities	7,786	8,110
Total current liabilities	188,589	132,297
Non-current operating lease liabilities	17,795	18,120
Deferred income taxes	293,769	314,952
Reserve for income taxes	14,780	14,257
Non-current accrued income taxes	43,160	48,915
Other liabilities	15,476	9,959
Total liabilities	573,569	538,500

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value - Authorized: 400 shares in 2021 and 2020, respectively, no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2021 and 2020, respectively, issued and outstanding: 175,481 and 175,790 shares in 2021 and 2020, respectively	351	352
Additional paid-in capital	914,802	807,739
Retained earnings	562,882	487,912
Accumulated other comprehensive loss, net of tax	(47,942)	(33,801)
Total shareholders’ equity	1,430,093	1,262,202
Total liabilities and shareholders' equity	$2,003,662	$1,800,702

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$279,881	$176,186	$203,865
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	43,774	42,661	45,589
Depreciation of property, plant, and equipment	16,616	22,139	21,527
Loss (gain) on disposal of property, plant, and equipment	33	1,817	324
Amortization of intangible assets	3,667	4,364	3,373
Intangible asset impairment charges	—	19,571	—
Excess and obsolete inventory charges	2,573	9,908	5,296
Operating lease asset impairment charges	—	3,427	—
Amortization of discounts or premiums on investments	4,887	1,274	(618)
Realized gain on sale of investments	(236)	(4,119)	(1,452)
Revaluation of contingent consideration	—	(114)	(1,401)
Change in deferred income taxes	(3,118)	(3,353)	(94,866)
Changes in operating assets and liabilities:
Accounts receivable	(4,503)	(21,285)	16,807
Unbilled revenue	1,637	(848)	3,530
Inventories	(54,920)	(10,319)	17,841
Prepaid expenses and other current assets	(32,342)	(9,909)	7,405
Accounts payable	27,828	(1,688)	1,633
Accrued expenses	16,861	24,542	(8,938)
Accrued income taxes	(6,401)	(22,973)	25,266
Deferred revenue and customer deposits	14,417	6,571	3,875
Other	3,411	4,548	4,255
Net cash provided by operating activities	314,065	242,400	253,311
Cash flows from investing activities:
Purchases of investments	(668,053)	(922,867)	(1,031,642)
Maturities and sales of investments	430,969	1,104,605	1,062,962
Purchases of property, plant, and equipment	(15,455)	(13,303)	(21,745)
Business acquisitions	—	1,004	(166,911)
Net cash provided by (used in) investing activities	(252,539)	169,439	(157,336)
Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	63,292	125,715	64,581
Repurchase of common stock	(161,652)	(51,036)	(61,690)
Payment of dividends	(43,263)	(390,508)	(35,124)
Payment of contingent consideration	—	(1,039)	—
Net cash used in financing activities	(141,623)	(316,868)	(32,233)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,815)	2,671	(523)
Net change in cash and cash equivalents	(82,912)	97,642	63,219
Cash and cash equivalents at beginning of year	269,073	171,431	108,212
Cash and cash equivalents at end of year	$186,161	$269,073	$171,431

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2018	170,820	$342	$529,208	$646,214	$(40,501)	$1,135,263
Net issuance of common stock under stock plans	3,018	6	64,575	—	—	64,581
Repurchase of common stock	(1,398)	(3)	—	(61,687)	—	(61,690)
Stock-based compensation expense	—	—	45,589	—	—	45,589
Payment of dividends ($0.205 per common share)	—	—	—	(35,124)	—	(35,124)
Net income	—	—	—	203,865	—	203,865
Net unrealized gain (loss) on available-for-sale investments, net of tax of $515	—	—	—	—	5,219	5,219
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(1,452)	(1,452)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(541)	(541)
Balance as of December 31, 2019	172,440	$345	$639,372	$753,268	$(37,275)	$1,355,710
Net issuance of common stock under stock plans	4,565	9	125,706	—	—	125,715
Repurchase of common stock	(1,215)	(2)	—	(51,034)	—	(51,036)
Stock-based compensation expense	—	—	42,661	—	—	42,661
Payment of dividends ($2.225 per common share)	—	—	—	(390,508)	—	(390,508)
Net income	—	—	—	176,186	—	176,186
Net unrealized gain (loss) on available-for-sale investments, net of tax of $981	—	—	—	—	6,478	6,478
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(4,119)	(4,119)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	1,115	1,115
Balance as of December 31, 2020	175,790	$352	$807,739	$487,912	$(33,801)	$1,262,202
Net issuance of common stock under stock plans	1,703	3	63,289	—	—	63,292
Repurchase of common stock	(2,012)	(4)	—	(161,648)	—	(161,652)
Stock-based compensation expense	—	—	43,774	—	—	43,774
Payment of dividends ($0.245 per common share)	—	—	—	(43,263)	—	(43,263)
Net income	—	—	—	279,881	—	279,881
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(2,206)	—	—	—	—	(7,152)	(7,152)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(236)	(236)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(6,753)	(6,753)
Balance as of December 31, 2021	175,481	$351	$914,802	$562,882	$(47,942)	$1,430,093

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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the balance sheet date, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Significant estimates and judgments include those related to revenue recognition, investments, inventories, intangible assets, stock-based compensation, income taxes, business acquisitions, and restructuring charges.
Basis of Consolidation
The consolidated financial statements include the accounts of Cognex Corporation and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment, net of tax, is included in shareholders’ equity as accumulated other comprehensive loss.
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
Cash, Cash Equivalents, and Investments
Money market instruments, as well as debt securities with original maturities of three months or less, are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as current investments. Debt securities with remaining maturities greater than one year are classified as non-current investments. It is the Company’s policy to invest in investment-grade debt securities with effective maturities that do not exceed ten years.
Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, included in shareholders’ equity as accumulated other comprehensive loss. Realized gains and losses are calculated using the specific identification method. Realized gains and losses, interest income, and the amortization of the discount or premium on debt securities arising at acquisition, are included in "Investment income" on the Consolidated Statements of Operations.
Management monitors its debt securities to determine whether a loss exists related to the credit quality of the issuer. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, then a credit loss exists and an allowance against the security for credit losses is recorded. The allowance is limited to the amount by which fair value is below amortized cost, recognizing that the investment could be sold at fair value. Credit losses continue to be remeasured in subsequent reporting periods. Credit losses and recoveries related to debt securities are included in “Other income (expense)” on the Consolidated Statements of

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operations. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows.
Accounts Receivable
The Company extends credit with various payment terms to customers based on an evaluation of their financial condition. Accounts that are outstanding longer than the payment terms are considered to be past due. The Company establishes an allowance against accounts receivable for credit losses when it determines receivables are at risk for collection based on the length of time the receivable has been outstanding, the customer’s current ability to pay its obligations to the Company, and general economic and industry conditions, as well as various other factors. Receivables are written off against this allowance in the period they are determined to be uncollectible and payments subsequently received on previously written-off receivables are recorded as a recovery of the credit loss. Credit losses and recoveries related to accounts receivable are included in "Selling, general, and administrative expenses" on the Consolidated Statements of Operations.
Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is determined using standard costs, which approximates actual costs under the first-in, first-out (FIFO) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
Purchase price variances are incurred when actual costs are different than standard costs due to favorable or unfavorable market prices. Management applies judgment to recognize purchase price variances in the same period that the associated standard costs of the finished goods that consume these components are sold.
The Company’s inventory is subject to technological change or obsolescence. The Company reviews inventory quantities on hand and estimates excess and obsolescence exposures based on assumptions about future demand, product transitions, and general economic and industry conditions, and records reserves to reduce the carrying value of inventories to their net realizable value. If actual future demand is less than estimated, additional inventory write-downs would be required.
The Company generally disposes of obsolete inventory upon determination of obsolescence. The Company does not dispose of excess inventory immediately, due to the possibility that some of this inventory could be sold to customers as a result of differences between actual and forecasted demand. When inventory has been written down below cost, such reduced amount is considered the new cost basis for subsequent accounting purposes. As a result, the Company could recognize a higher than normal gross margin if the reserved inventory were subsequently sold.
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
Internal-use Software
Internal-use software is software acquired, internally developed, or modified solely to meet the Company's internal needs, and during the software's development, no substantive plan exists to sell the software. The accounting treatment for computer software developed for internal use depends on the nature of activities performed at each stage of development. The preliminary project stage includes conceptual formulation of design alternatives, determination of system requirements, vendor demonstrations, and final selection of vendors, and during this stage costs are expensed as incurred. The application development stage includes software configuration, coding, hardware installation, and testing. During this stage, certain costs are capitalized, including external direct costs of materials and services, as well as payroll and payroll-related costs for employees who are directly associated with the project, while certain costs are expensed as incurred, including training and data conversion costs. The post-implementation stage includes support and maintenance, and during this stage costs are expensed as incurred.

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
Leases
At inception of a contract, the Company determines whether that contract is or contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. The Company has control of the asset if it has the right to direct the use of the asset and obtains substantially all of the economic benefits from the use of the asset throughout the period of use.
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
Goodwill
Goodwill is stated at cost. The Company evaluates the potential impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company performs a qualitative assessment of goodwill to determine whether further impairment testing is necessary. Factors that management considers in this assessment include general economic and industry conditions, overall financial performance (both current and projected), changes in strategy, changes in the composition or carrying amount of net assets, and market capitalization. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company would proceed to perform a quantitative impairment test. Under this quantitative analysis, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit, the Company recognizes an impairment charge. The Company estimates the fair value of its reporting unit using the income approach based on a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
similar businesses, to support the conclusions based on the income approach.
Intangible Assets
Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending on facts and circumstances. The useful lives of distribution networks range from eleven to twelve years, completed technologies from five to eight years, customer relationships from five to eight years, non-compete agreements from three to seven years, and trademarks two years. In-process technology is an indefinite-lived intangible asset until the technology is completed, at which point it is amortized over its estimated useful life.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Identifying the Contract with the Customer
The Company identifies contracts with customers as agreements that create enforceable rights and obligations, which typically take the form of customer contracts or purchase orders. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.
Identifying the Performance Obligations in the Contract
The Company identifies performance obligations as promises in contracts to transfer distinct goods or services. Standard products and services that the Company regularly sells separately, which customers can benefit from either on their own or with other readily available resources and are distinct within the context of the customer contract, are accounted for as distinct performance obligations. Application-specific customer solutions that are comprised of a combination of products and services are accounted for as one performance obligation to deliver a total solution to the customer. On-site support services that are provided to the customer after the solution is deployed are accounted for as a separate performance obligation. These solutions are provided to customers in a variety of industries, including the consumer electronics and logistics industries.
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
If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending on the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Research and Development
Research and development costs primarily include personnel-related costs, prototyping materials, and outside services. Research and development costs are expensed when incurred until technological feasibility has been established for the product. Thereafter, all software costs may be capitalized until the product is available for general release to customers. The Company determines technological feasibility at the time the product reaches beta in its stage of development. Historically, the time incurred between beta and general release to customers has been short, and therefore, the costs have been insignificant.
Advertising Costs
Advertising costs are expensed as incurred and totaled $1,965,000 in 2021, $1,443,000 in 2020, and $1,385,000 in 2019.
Stock-Based Compensation
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units (RSUs). The Company has reserved a specific number of shares of its authorized but unissued shares for issuance upon the exercise of stock options or the settlement of RSUs. When a stock option is exercised or an RSU is settled, the Company issues new shares from this pool. The fair values of stock options are estimated on the grant date using a binomial lattice model. Management is responsible for determining the appropriate valuation model and estimating these fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor and the observable market price of the Company's common stock on the grant date. The fair value of RSUs is determined based on the observable market price of the Company's common stock on the grant date less the present value of expected future dividends. When determining the grant-date fair value of stock-based awards, management further considers whether an adjustment is required to the observable market price or volatility of the Company's common stock that is used in the valuation as a result of material non-public information, if that information is expected to result in a material increase in share price.
The Company recognizes compensation expense related to stock-based awards using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of the stock option or RSU as if the award was, in substance, multiple awards. The amount of compensation expense recognized at the end of the vesting period is based on the number of awards for which the requisite service has been completed. No compensation expense is recognized for awards that are forfeited for which the employee does not render the requisite service. The term “forfeitures” is distinct from “expirations” and represents only the unvested portion of the surrendered award. The Company applies estimated forfeiture rates to its unvested awards to arrive at the amount of compensation expense that is expected to be recognized over the requisite service period. At the end of each separately vesting portion of an award, the expense that was recognized by applying the estimated forfeiture rate is compared to the expense that should be recognized based on the employee’s service, and an increase or decrease to compensation expense is recorded to true up the final expense.
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
Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustment losses of $43,665,000 and $36,912,000, as of December 31, 2021 and December 31, 2020, respectively; net unrealized losses on available-for-sale investments of $3,006,000 as of December 31, 2021, and net unrealized gains on available-for-sale investments of $4,382,000 as of December 31, 2020; and losses on currency swaps, net of gains on long-term intercompany loans of $1,271,000 at each year end.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts reclassified from accumulated other comprehensive loss, net of tax, to investment income on the Consolidated Statements of Operations were net realized gains of $236,000, $4,119,000, and $1,452,000 for 2021, 2020, and 2019, respectively.
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
A single customer accounted for 17% of total revenue in 2021 and 15% of total accounts receivable as of December 31, 2021. Accounts receivable from a second customer accounted for 11% of total accounts receivable as of December 31, 2021. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company has historically not experienced any significant losses related to the collection of its accounts receivable.
A significant portion of the Company's products is presently manufactured by a third-party contractor located in Indonesia. This contract manufacturer has agreed to provide the Company with termination notification periods and last-time-buy rights, if and when that may be applicable. Our contract manufacturer's challenges in obtaining components and maintaining production have resulted in delays, and may continue to result in delays, in meeting our delivery schedules that, as a result, delay deliveries to our customers past their requested delivery date.
Certain key electronic and mechanical components, such as integrated circuit chips, are fundamental to the design of Cognex products. Due to the impact of the COVID-19 pandemic or other factors, we have experienced, and may continue to experience, disruptions to the supply of components for our products that have resulted, and may continue to result, in higher purchase costs, delivery costs, and manufacturing delays.
The Company sources components from preferred vendors that are selected based on price and performance considerations. In the event of a supply disruption from a preferred vendor, these components may typically be purchased from alternative vendors, which may result in higher purchase costs and manufacturing delays based on the time required to identify and obtain sufficient quantities from an alternative source. Certain of the Company’s products utilize components that are available from only one source. If we are unable to secure adequate supply from these sources, we may have to redesign our products, which may lead to higher costs, delays in manufacturing, and possible loss of sales.
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
Other associated costs as part of a restructuring activity include costs to consolidate facilities, costs to relocate employees, and legal fees incurred to research local statutory requirements and prepare termination agreements. These costs are recognized in the period in which the liability is incurred, which generally corresponds to the period in which the services are rendered.
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
Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and (ASU) 2021-01, "Reference Rate Reform (Topic 848): Scope"
The amendments in these ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Together, the ASUs provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect ASU 2020-04 or ASU 2021-01 to have a material impact on the Company's consolidated financial statements and disclosures.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Update (ASU) 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers"
The amendments in this ASU primarily address the accounting for contract assets and contract liabilities related to revenue contracts with customers in a business combination. The ASU clarifies that an acquirer should account for the related revenue contracts in accordance with Accounting Standards Codification 606 as if the acquirer had originated the contracts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, although early adoption is permitted. The amendments in the ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The expected financial statement impact of this new accounting standard cannot be reasonably estimated at this time, as the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. Management does not expect this ASU to have a material impact on the Company's disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$537	$—	$—
Corporate bonds	—	554,306	—
Asset-backed securities	—	81,595	—
Treasury bills		58,665
Agency bonds	—	18,879	—
Municipal bonds	—	5,639
Sovereign bonds	—	2,119	—
Economic hedge forward contracts	—	39	—
Liabilities:
Economic hedge forward contracts	—	230	—
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
The Company's contingent consideration liabilities are reported at fair value based on probability-adjusted present values of the consideration expected to be paid using significant inputs that are not observable in the market, and are therefore classified as Level 3. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain revenue milestones. The fair values of these contingent consideration liabilities were calculated using discount rates consistent with the level of risk of achievement, and are remeasured each reporting period.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity for the Company's liabilities measured at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2019	$1,153
Fair value adjustment to Chiaro contingent consideration	(114)
Payment of Chiaro contingent consideration	(1,039)
Balance as of December 31, 2020	—
Balance as of December 31, 2021	$—
The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. in 2017 was written down to zero in 2019 resulting from a lower level of revenue in the Americas' automotive industry, and the balance remains at zero as of December 31, 2021. The undiscounted potential outcomes related to future contingent consideration range from $0 to $2,500,000 based on certain revenue levels through April of 2022.
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances, referred to as "triggering events," indicate the carrying value may not be recoverable. The adverse impact of the COVID-19 pandemic on our business in 2020 triggered a review of long-lived assets for potential impairment as of May 26, 2020, which resulted in operating lease asset impairment charges of $3,427,000 (refer to Notes 7 and 22) that were included in "Restructuring charges" on the Consolidated Statements of Operations, and intangible asset impairment charges of $19,571,000 (refer to Note 9) in the second quarter of 2020. These fair value measurements were based on the present values of future cash flows using significant inputs that are not observable in the market, and were therefore classified as Level 3. The Company did not record impairment charges related to non-financial assets in 2021 or 2019.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$185,624	$266,609
Money market instruments	537	2,464
Cash and cash equivalents	186,161	269,073
Corporate bonds	73,088	32,714
Asset-backed securities	37,655	25,160
Treasury bills	18,912	35,403
Municipal bonds	4,998	1,303
Agency bonds	2,802	—
Sovereign bonds	—	8,660
Current investments	137,455	103,240
Corporate bonds	481,218	203,428
Asset-backed securities	43,940	67,058
Treasury bills	39,753	96,458
Agency bonds	16,077	19,006
Sovereign bonds	2,119	3,440
Municipal bonds	641	5,735
Non-current investments	583,748	395,125
	$907,364	$767,438
The Company’s cash balance included foreign bank balances totaling $142,009,000 and $225,853,000 as of December 31, 2021 and 2020, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of December 31, 2021 and 2020 were denominated in U.S. Dollars.
Accrued interest receivable is included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $3,037,000 and $1,560,000 as of December 31, 2021 and 2020, respectively.
The following table summarizes the Company’s available-for-sale investments as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$72,863	$251	$(26)	$73,088
Asset-backed securities	37,568	112	(25)	37,655
Treasury bills	18,864	51	(3)	18,912
Municipal bonds	5,029	1	(32)	4,998
Agency bonds	2,800	2	—	2,802
Non-current:
Corporate bonds	485,140	555	(4,477)	481,218
Asset-backed securities	44,197	45	(302)	43,940
Treasury bills	39,740	46	(33)	39,753
Agency bonds	16,128	—	(51)	16,077
Sovereign bonds	2,141	—	(22)	2,119
Municipal bonds	635	6	—	641
	$725,105	$1,069	$(4,971)	$721,203
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2021 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$431,652	$(4,470)	$3,110	$(33)	$434,762	$(4,503)
Asset-backed securities	50,980	(317)	806	(10)	51,786	(327)
Treasury bills	25,040	(36)	—	—	25,040	(36)
Agency Bonds	16,077	(51)	—	—	16,077	(51)
Municipal bonds	—	—	3,892	(32)	3,892	(32)
Sovereign bonds	2,119	(22)	—	—	2,119	(22)
	$525,868	$(4,896)	$7,808	$(75)	$533,676	$(4,971)
Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of December 31, 2021.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in the allowance for credit losses (in thousands):

Balance as of December 31, 2019	$—
Increases to the allowance for credit losses	160
Decreases to the allowance for credit losses	(160)
Balance as of December 31, 2020	—
Balance as of December 31, 2021	$—
The Company recorded gross realized gains on the sale of debt securities totaling $246,000 in 2021, $4,283,000 in 2020, and $1,581,000 in 2019, and gross realized losses on the sale of debt securities totaling $10,000 in 2021, $164,000 in 2020, and $129,000 in 2019.
The following table summarizes the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2021 (in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$73,088	$205,331	$175,992	$64,356	$35,539	$554,306
Asset-backed securities	37,655	23,370	4,668	8,092	7,810	81,595
Treasury bills	18,912	39,753	—	—	—	58,665
Agency bonds	2,802	16,077	—	—	—	18,879
Municipal bonds	4,998	641	—	—	—	5,639
Sovereign bonds	—	—	1,052	1,067	—	2,119
	$137,455	$285,172	$181,712	$73,515	$43,349	$721,203
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$50,452	$26,800
Work-in-process	5,293	4,780
Finished goods	57,357	29,250
	$113,102	$60,830
The Company recorded provisions for excess and obsolete inventories of $2,573,000 and $9,908,000 in 2021 and 2020, respectively, which reduced the carrying value of the inventories to their net realizable value. The higher provisions in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.

NOTE 6: Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$3,951	$3,951
Buildings	24,533	24,533
Building improvements	47,886	45,978
Leasehold improvements	10,436	12,682
Computer hardware and software	50,748	58,162
Manufacturing test equipment	30,562	29,816
Furniture and fixtures	6,449	6,372
	174,565	181,494
Less: accumulated depreciation	(97,019)	(102,321)
	$77,546	$79,173

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company disposed of property, plant, and equipment with a cost basis of $20,647,000 and accumulated depreciation of $20,614,000 in 2021, resulting in a loss of $33,000. The Company disposed of property, plant, and equipment with a cost basis of $26,829,000 and accumulated depreciation of $24,977,000 in 2020, resulting in a loss of $1,852,000. Disposals in 2020 included leasehold improvements and other assets associated with office closures as a part of the Company's 2020 restructuring plan (refer to Note 22).
NOTE 7: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion.
As of December 31, 2021, there were no options to terminate that were accounted for in the determination of the lease term for outstanding leases, and one option to extend that was accounted for in the determination of the lease term for one of the Company's outstanding leases. As of December 31, 2020, there was one option to terminate that was accounted for in the determination of the lease term for one of the Company's outstanding leases, and no options to extend that were accounted for in the determination of the lease term for outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the outstanding leases as of December 31, 2021 or 2020.
The total operating lease expense was $8,180,000 in both 2021 and 2020, and $6,893,000 in 2019. The total operating lease cash payments were $8,225,000, $8,009,000, and $6,530,000 in 2021, 2020, and 2019, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability was $154,000, $123,000, and $275,000 in 2021, 2020, and 2019, respectively.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
2022	$8,508
2023	6,883
2024	3,842
2025	2,081
2026	1,346
Thereafter	5,069
$27,729
The discounted present value of the future lease cash payments resulted in a lease liability of $25,581,000 and $26,230,000 as of December 31, 2021 and 2020, respectively.
In December 2021, the Company entered into a lease for a 65,000 square-foot building in Southborough, Massachusetts for a term of ten years to serve as a new distribution center for customers in the Americas. The transition of the current distribution center to the new Southborough facility is expected to take place during the first half of 2022. The Company will have the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original ten-year term. As of December 31, 2021, this lease had not yet commenced, and therefore was not yet recorded on the Consolidated Balance Sheets, nor did it create any significant rights and obligations. Future payment obligations associated with this lease, which are not included in the future operating lease cash payments table above, total $10,239,000, of which $670,000 is payable in 2022. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of December 31, 2020.
The weighted-average discount rate was 3.4% and 4.0% for the leases outstanding as of December 31, 2021 and December 31, 2020, respectively. The weighted-average remaining lease term was 5.1 years for the leases outstanding as of both December 31, 2021 and 2020, respectively.
Management closed eleven leased offices in 2020, prior to the end of their lease terms, as a part of a restructuring plan (refer to Note 22). The carrying value of the lease assets associated with these offices was reduced to zero, resulting in operating lease asset impairment charges of $3,427,000 in 2020 that are included in "Restructuring

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
charges" on the Consolidated Statements of Operations. Remaining lease liability obligations associated with the early contract terminations totaled $1,717,000 and $2,877,000 as of December 31, 2021 and 2020, respectively, and are included in "Operating lease liabilities" on the Consolidated Balance Sheets. The Company did not record impairment charges related to operating lease assets in 2021 or 2019.
The Company owns a building adjacent to its corporate headquarters that was partially occupied by a tenant during a portion of 2020, and for the entirety of 2019. This lease terminated prior to the end of its lease term during the second quarter of 2020, and the Company is now fully occupying this building for its operations. Annual rental income totaled $77,000 in 2020 and $311,000 in 2019.
NOTE 8: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2019	$243,445
Sualab Co., Ltd. purchase price adjustment (refer to Note 21)	(1,004)
Foreign exchange rate changes	1,637
Balance as of December 31, 2020	244,078
Foreign exchange rate changes	(2,365)
Balance as of December 31, 2021	$241,713
For its 2021 annual analysis of goodwill, management elected to perform a qualitative assessment. Based on this assessment, management believes it is more likely than not that the fair value of the reporting unit exceeds its carrying value. The Company did not record impairment charges related to goodwill in 2021, 2020, or 2019.
NOTE 9: Intangible Assets
Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	15,234	8,983
Customer relationships	10,578	7,891	2,687
Non-compete agreements	710	492	218
Trademarks	110	110	—
Balance as of December 31, 2021	$73,675	$61,787	$11,888

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	12,397	11,820
Customer relationships	10,578	7,160	3,418
Non-compete agreements	710	436	274
Trademarks	110	67	43
Balance as of December 31, 2020	$73,675	$58,120	$15,555
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This review resulted in intangible asset impairment charges totaling $19,571,000 in the second quarter of 2020, primarily related to lower projected cash flows from the technologies and customer relationships acquired from Sualab Co. Ltd. ("Sualab") as a result of the deteriorating global economic conditions from the COVID-19 pandemic. Completed technologies, in-process technologies, and customer relationships acquired from Sualab were impaired in the amounts of $10,070,000, $5,900,000, and $3,382,000, respectively. In addition, customer relationships acquired from EnShape GmbH that had a gross carrying value of $447,000 and accumulated amortization of $228,000 on the measurement date were reduced to zero, resulting in an impairment charge of $219,000. The Company did not record impairment charges related to intangible assets in 2021 or 2019.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amount
2022	$3,275
2023	2,594
2024	2,080
2025	1,757
2026	1,452
Thereafter	730
$11,888
NOTE 10: Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Incentive compensation	$37,917	$28,935
Salaries and payroll taxes	8,519	7,911
Foreign retirement obligations	7,572	6,886
Warranty obligations	5,427	5,406
Vacation	4,686	3,641
Other	28,311	24,485
	$92,432	$77,264
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2019	$4,713
Provisions for warranties issued during the period	3,463
Fulfillment of warranty obligations	(2,770)
Balance as of December 31, 2020	5,406
Provisions for warranties issued during the period	3,256
Fulfillment of warranty obligations	(3,235)
Balance as of December 31, 2021	$5,427
NOTE 11: Commitments and Contingencies
As of December 31, 2021, the Company had outstanding purchase orders totaling $100,750,000 to procure inventory from various vendors, due in part to higher inventory purchases in response to global supply chain constraints. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in 2022.
A significant portion of the Company's outstanding inventory purchase orders as of December 31, 2021, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by this contract manufacturer with the Company's preauthorization, when these components

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. As a result of the terms of this agreement, the Company has purchased $19,448,000, $4,291,000, and $3,700,000 of inventory in 2021, 2020, and 2019, respectively, prior to the components being consumed by the contract manufacturer to produce the Company's assembled products. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2021		December 31, 2020
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent

Derivatives Not Designated as Hedging Instruments:
Euro	65,000	$73,748	50,000	$61,342
Chinese Renminbi	54,374	8,500	—	—
Mexican Peso	140,000	6,842	155,000	7,776
Japanese Yen	600,000	5,213	600,000	5,808
British Pound	3,370	4,552	1,675	2,287
Hungarian Forint	1,355,000	4,155	1,330,000	4,494
Canadian Dollar	1,480	1,167	1,285	1,010
Korean Won	—	—	6,925,000	6,377
Taiwanese Dollar	—	—	38,035	1,362
Singapore Dollar	—	—	1,465	1,110
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$39	$265	Accrued expenses	$230	$38
The following table summarizes the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Gross amounts of recognized assets	$39	$265	Gross amounts of recognized liabilities	$230	$38
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$39	$265	Net amount of liabilities presented	$230	$38
Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Year Ended December 31,
		2021	2020	2019
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$4,262	$(12,308)	$1,305

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based on the customer's country of domicile (in thousands):

	Year Ended December 31,
	2021	2020	2019
Americas	$435,220	$310,027	277,155
Europe	247,744	208,787	227,738
Greater China	200,135	168,287	115,061
Other Asia	153,999	123,919	105,671
	$1,037,098	$811,020	$725,625

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Year Ended December 31,
	2021	2020	2019
Standard products and services	$889,253	$674,830	$629,220
Application-specific customer solutions	147,845	136,190	96,405
	$1,037,098	$811,020	$725,625
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $10,854,000 and $6,846,000 as of December 31, 2021 and 2020, respectively.
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
The following table summarizes changes in the allowance for credit losses (in thousands):

Amount
Balance as of December 31, 2019	$530
Increases to the allowance for credit losses	600
Write-offs, net of recoveries	(300)
Foreign exchange rate changes	1
Balance as of December 31, 2020	831
Increases to the allowance for credit losses	—
Write-offs, net of recoveries	(55)
Foreign exchange rate changes	—
Balance as of December 31, 2021	$776
The Company's higher estimate of expected credit losses in 2020 took into account the global economic conditions resulting from the COVID-19 pandemic.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the deferred revenue and customer deposits activity (in thousands):

Amount
Balance as of December 31, 2019	$14,432
Deferral of revenue billed in the current period, net of recognition	19,014
Recognition of revenue deferred in prior period	(12,443)
Foreign exchange rate changes	271
Balance as of December 31, 2020	21,274
Deferral of revenue billed in the current period, net of recognition	31,907
Recognition of revenue deferred in prior period	(17,403)
Foreign exchange rate changes	(35)
Balance as of December 31, 2021	$35,743
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
Stock Repurchases
In October 2018, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this October 2018 program, the Company repurchased 1,398,000 shares at a cost of $61,690,000 in 2019, 1,215,000 shares at a cost of $51,036,000 in 2020, and 957,000 shares at a cost of $78,652,000 in 2021, which completed purchases under this program. On March 12, 2020, the Company's Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock. Under this March 2020 program, the Company repurchased 1,060,000 shares, including 5,000 shares that had not yet settled as of December 31, 2021, at a cost of $83,000,000 in 2021, leaving a remaining balance of $117,000,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Dividends
The Company’s Board of Directors declared and paid cash dividends of $0.050 per share in the first, second, and third quarters of 2019, $0.055 per share in the fourth quarter of 2019 and in the first, second, and third quarters of 2020, and $0.060 per share in the fourth quarter of 2020 and in the first, second, and third quarters of 2021. The dividend was increased to $0.065 per share in the fourth quarter of 2021. Also, in the fourth quarter of 2020, an additional special cash dividend of $2.00 per share was declared and paid.
Total dividends paid were $43,263,000 in 2021, $390,508,000 in 2020, which included $351,428,000 paid for the special cash dividend, and $35,124,000 in 2019. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
NOTE 16: Stock-Based Compensation
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units (RSUs). As of December 31, 2021, the Company had 15,640,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based on continuous employment and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three-year period. Participants are not entitled to dividends on RSUs.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the Company’s stock option activity:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	8,970	$44.73
Granted	564	88.62
Exercised	(1,694)	37.70
Forfeited or expired	(230)	50.34
Outstanding as of December 31, 2021	7,610	$49.38	6.57	$222,053
Exercisable as of December 31, 2021	3,442	$39.87	5.45	$130,448
Options vested or expected to vest as of December 31, 2021 (1)	7,134	$48.66	6.49	$212,746
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free rate	1.3%	1.4%	2.7%
Expected dividend yield	0.27%	0.41%	0.39%
Expected volatility	39%	37%	37%
Expected term (in years)	6.0	6.0	5.3
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
The weighted-average grant-date fair value of stock options granted was $33.79 in 2021, $19.62 in 2020, and $18.62 in 2019.
The total intrinsic value of stock options exercised was $80,369,000 in 2021, $166,796,000 in 2020, and $90,762,000 in 2019. The total fair value of stock options vested was $45,328,000 in 2021, $45,998,000 in 2020, and $38,974,000 in 2019.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units (RSUs)
The following tables summarizes the Company's RSU activity:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	554	$51.27
Granted	335	87.03
Vested	(16)	57.31
Forfeited or expired	(50)	58.47
Nonvested as of December 31, 2021	823	$65.26
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair value of RSUs granted in 2020 and 2019 was $52.09 and $48.61, respectively. There were 16,000 RSUs that vested in 2021, and no RSUs that vested in 2020 and 2019.
Stock-Based Compensation Expense
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated forfeiture rate of 8% to all unvested options for senior management and a rate of 12% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate. This resulted in a decrease to compensation expense of $255,000 in 2021, an increase to compensation expense of $1,787,000 in 2020, and a decrease to compensation expense of $499,000 in 2019.
As of December 31, 2021, total unrecognized compensation expense related to non-vested stock-based awards, including stock options and RSUs, was $47,690,000, which is expected to be recognized over a weighted-average period of 1.4 years.
The total stock-based compensation expense and the related income tax benefit recognized was $43,774,000 and $6,764,000, respectively, in 2021, $42,661,000 and $6,569,000, respectively, in 2020, and $45,589,000 and $7,756,000, respectively, in 2019. Stock-based compensation expense recognized in 2020 included credits of $1,401,000 relating to grants cancelled as a result of the Company's workforce reduction in the second quarter of 2020. No compensation expense was capitalized in 2021, 2020, or 2019.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,345	$1,365	$1,504
Research, development, and engineering	13,535	13,387	15,748
Selling, general, and administrative	28,894	27,909	28,337
	$43,774	$42,661	$45,589
NOTE 17: Employee Savings Plan
Under the Company's Employee Savings Plan, a defined contribution plan, all U.S. employees who have attained age 21 may contribute up to 100% of their pay on a pre-tax basis under the Company's Employee Savings Plan, subject to the annual dollar limitations established by the Internal Revenue Service ("IRS"). The Company matches 50% of the first 6% of pay an employee contributes. Company contributions vest 25%, 50%, 75%, and 100% after one, two, three, and four years of continuous employment with the Company, respectively. Company contributions totaled $2,898,000 in 2021, $2,636,000 in 2020, and $2,729,000 in 2019. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18: Income Taxes
Domestic income before taxes was $121,729,000 in 2021, $39,425,000 in 2020, and $31,396,000 in 2019. Foreign income before taxes was $197,171,000 in 2021, $147,486,000 in 2020, and $131,598,000 in 2019.
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$27,870	$160	$15,854
State	5,372	921	2,108
Foreign	8,406	13,197	30,670
	41,648	14,278	48,632
Deferred:
Federal	(19,266)	(18,266)	352,808
State	(769)	(556)	183
Foreign	17,406	15,269	(442,494)
	(2,629)	(3,553)	(89,503)
	$39,019	$10,725	$(40,871)
A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense (benefit), or effective tax rate, was as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%	21%
State income taxes, net of federal benefit	1	1	2
Foreign tax rate differential	(5)	(6)	(9)
Tax credit	(2)	(1)	(1)
Discrete tax benefit related to employee stock options	(3)	(7)	(4)
Discrete tax benefit related to tax return filings	(1)	(5)	—
Discrete tax expense related to German withholding	—	1	—
Discrete tax expense related to migration of acquired IP	—	—	18
Discrete tax benefit related to change in tax structure	—	—	(268)
Discrete tax expense related to GILTI impact of change in tax structure	—	—	214
Other discrete tax events	—	—	(1)
Other	1	2	3
Income tax expense (benefit)	12%	6%	(25)%
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
Discrete Tax Items
Income tax expense included a decrease of $11,036,000 in 2021, $12,788,000 in 2020, and $6,472,000 in 2019 related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. The Company cannot predict the level of stock option exercises by employees in future periods.
Income tax expense in 2021 and 2020 also included discrete tax items related to the final true-up of the prior year's tax accrual upon filing the related tax return. In 2020, this included a tax benefit of $13,984,000 primarily to recognize a foreign tax benefit on certain gains taxed outside of the United States based on clarifications to rules relating to the use of foreign tax credits. This benefit was partially offset by tax expense for a transfer price adjustment in China of $3,267,000 and smaller tax expense adjustments related to foreign tax filings of $843,000.
In 2020, interpretations of a German law relating to withholding taxes on intellectual property rights emerged. The Company conducted a careful review of the interpretation, submitted required tax filings, and believes it has adequate reserves for this German tax exposure.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2019, the Company made changes to its international tax structure as a result of legislation by the European Union regarding low tax structures that resulted in an intercompany sale of intellectual property. The Company recorded an associated deferred tax asset and income tax benefit of $437,500,000 in Ireland based on the fair value of the intellectual property, that is being realized over 15 years as future tax deductions. From a United States perspective, the sale was disregarded, and any future deductions claimed in Ireland were added back to taxable income as part of GILTI minimum tax. The Company recorded an associated deferred tax liability and income tax expense of $350,000,000, representing the GILTI minimum tax related to the fair value of the intellectual property. The result of these transactions was a net discrete tax benefit of $87,500,000. Management expects an immaterial impact on its current effective tax rate excluding discrete items in future years as a result of this change.
In 2019, in connection with the acquisition of Sualab, Co. Ltd., the Company migrated acquired intellectual property to certain subsidiaries to align with its corporate tax structure. As a result of this transaction, the Company recorded a discrete tax expense of $28,528,000, which included a reserve of $3,700,000 for certain related tax uncertainties.
Tax Reserves
The changes in the reserve for income taxes, excluding gross interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2019	$11,591
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	162
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	3,383
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(1,184)
Balance of reserve for income taxes as of December 31, 2020	13,952
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in prior periods	(280)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	100
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	525
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statutes of limitations	(485)
Balance of reserve for income taxes as of December 31, 2021	$13,812
The Company’s reserve for income taxes, including gross interest and penalties, was $15,808,000 as of December 31, 2021, which included $14,780,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The Company's reserve for income taxes, including gross interest and penalties, was $15,285,000 as of December 31, 2020, which included $14,257,000 classified as a non-current liability and $1,028,000 recorded as a reduction to non-current deferred tax assets. The amount of gross interest and penalties included in these balances was $1,996,000 and $1,332,000 as of December 31, 2021 and 2020, respectively. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period. As a result of the expiration of certain statutes of limitations, there is a potential that a portion of these reserves could be released, which would decrease income tax expense by approximately $2,000,000 to $3,500,000 over the next twelve months.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 22% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a favorable impact to the effective tax rate of 5 percentage points for 2021, 6 percentage points for 2020, and 9 percentage points for 2019. Management has determined that earnings from its legal entity in China will be indefinitely reinvested to provide local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
audits. The final determination of tax audits could result in favorable or unfavorable changes in our estimates. Any reserves associated with this audit period will not be released until the issue is settled or the audit is concluded.
Interest and penalties included in income tax expense were $281,000, $340,000, and $116,000 in 2021, 2020, and 2019, respectively.
Cash paid for income taxes totaled $49,435,000 in 2021, $33,695,000 in 2020, and $13,443,000 in 2019.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities, presented on a gross basis by jurisdiction, consisted of the following (in thousands):

	December 31,
	2021	2020
Gross deferred tax assets:
Intangible asset in connection with change in tax structure	$404,526	$424,156
Stock-based compensation expense	15,279	13,294
Federal and state tax credit carryforwards	11,051	10,171
Inventory and revenue related	7,426	5,976
Bonuses, commissions, and other compensation	7,263	4,932
Depreciation	5,395	4,211
Foreign net operating losses	751	602
Other	9,023	4,342
Gross deferred tax assets	460,714	467,684
Valuation allowance	(8,188)	(8,568)
	$452,526	$459,116

Gross deferred tax liabilities:
GILTI tax basis differences in connection with change in tax structure	$(327,725)	$(339,364)

Net deferred taxes	$124,801	$119,752
As of December 31, 2021, the Company had a deferred tax asset for foreign tax credit carryforwards of $1,730,000. These credits are considered to be realizable and will be utilized in a future period.
As of December 31, 2021, the Company had a valuation allowance for state research and development tax credits of $11,750,000 that was not considered to be realizable. Should these credits be utilized in a future period, the reserve associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future state income tax liabilities. As of December 31, 2021, the Company had state research and development tax credit carryforwards of $13,250,000, which will begin to expire for the 2025 tax return.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19: Weighted Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic weighted-average common shares outstanding	176,463	173,489	171,194
Effect of dilutive stock awards	3,453	3,103	4,075
Diluted weighted-average common and common-equivalent shares outstanding	179,916	176,592	175,269
Stock options to purchase 497,504, 4,371,194, and 5,735,608 shares of common stock, on a weighted-average basis, were outstanding in 2021, 2020, and 2019, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 605, 3,826, and 13,092 shares of common stock, on a weighted-average basis, were outstanding in 2021, 2020, and 2019, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.
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
The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Greater China	Other	Total
Year Ended December 31, 2021
Revenue	$393,690	$247,744	$200,135	$195,529	$1,037,098
Long-lived assets	63,141	16,982	960	3,705	$84,788
Year Ended December 31, 2020
Revenue	$280,205	$208,787	$168,287	$153,741	$811,020
Long-lived assets	60,911	20,014	1,278	4,764	$86,967
Year Ended December 31, 2019
Revenue	$247,689	$227,738	$115,061	$135,137	$725,625
Long-lived assets	68,496	21,691	1,487	3,602	$95,276
Revenue is presented geographically based on the customer’s country of domicile.
Revenue from a single customer accounted for 17% and 14% of total revenue in 2021 and 2020, respectively. Revenue from this customer was not greater than 10% of total revenue in 2019. Accounts receivable from this same customer accounted for 15% and 19% of total accounts receivable as of December 31, 2021 and 2020, respectively.
Revenue from a second customer accounted for 13% of total revenue in 2020. Revenue from this customer was not greater than 10% of total revenue in 2021 or 2019. Accounts receivable from this same customer accounted for 11% and 20% of total accounts receivable as of December 31, 2021 and 2020, respectively.

NOTE 21: Business Acquisitions
Sualab Co., Ltd.
On October 16, 2019, the Company acquired all the outstanding shares of Sualab Co., Ltd. (Sualab), a provider of deep learning-based vision software for industrial image analysis based in Korea. The total consideration of $193,638,000 included cash payments of $170,602,000 upon closing. In the fourth quarter of 2020, the Company recorded a credit to goodwill in the amount of $1,004,000 representing a purchase price adjustment. The remaining consideration consists of deferred payments of $24,040,000 that may become payable in October 2023, contingent upon the continued employment of key talent, and is being recorded as compensation expense over the four-year period.
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

NOTE 22: Restructuring Charges
On May 26, 2020, the Company's Board of Directors approved a restructuring plan intended to reduce the Company's operating costs, optimize its business model, and address the impact of the COVID-19 pandemic. The restructuring plan included a global workforce reduction of approximately 8% and office closures. The Company recorded restructuring charges from these actions totaling $15,924,000 in 2020 which are included in “Restructuring charges” on the Consolidated Statements of Operations. As of December 31, 2020, the majority of these actions were completed and no additional charges are expected to be incurred in future periods in relation to this restructuring plan. There were no restructuring charges recognized in 2021.

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

The following table summarizes the activity in the Company’s restructuring reserve, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Restructuring charges	11,329	5,220	636	17,185
Cash payments	(8,717)	(317)	(563)	(9,597)
Non-cash restructuring charges	—	(4,163)	—	(4,163)
Restructuring adjustments	(1,170)	(13)	(78)	(1,261)
Foreign exchange rate changes	182	23	20	225
Balance as of December 31, 2020	1,624	750	15	2,389
Cash payments	(1,142)	(227)	(15)	(1,384)
Foreign exchange rate changes	—	(7)	—	(7)
Balance as of December 31, 2021	$482	$516	$—	$998
Restructuring adjustments related to one-time termination benefits consisted primarily of the favorable true-up of severance estimates based on final agreements and health insurance estimates based on employee elections.
NOTE 23: Subsequent Events
On February 17, 2022, the Company's Board of Directors declared a cash dividend of $0.065 per share. The dividend is payable March 18, 2022 to all shareholders of record as of the close of business on March 4, 2022.

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
	(In thousands)
Allowance for Credit Losses on Accounts Receivable:
2021	$831	$—	$—	$(55)	(1)	$—	(2)	$776
2020	$530	$600	$—	$(300)	(1)	$1	(2)	$831
2019	$596	$215	$—	$(286)	(1)	$5	(2)	$530
Reserve for Sales Returns:
2021	$1,291	$—	$227	$—	(1)	$—	(2)	$1,518
2020	$1,291	$—	$—	$—	(1)	$—	(2)	$1,291
2019	$1,050	$225	$—	$—	(1)	$16	(2)	$1,291
Deferred Tax Valuation Allowance:
2021	$8,568	$1,420	$—	$(1,800)		$—		$8,188
2020	$7,312	$1,256	$—	$—		$—		$8,568
2019	$6,112	$1,200	$—	$—		$—		$7,312
(1)Specific write-offs
(2)Foreign currency exchange rate changes

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2021 or 2020.
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
Based on our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have considered the impact of the COVID-19 pandemic on our internal controls over financial reporting. Personnel constraints related to working from home have made our ability to execute certain controls more challenging; however, we have enhanced existing monitoring controls in an effort to ensure we continue to have effective internal controls during this time. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders Cognex Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 17, 2022

ITEM 9B: OTHER INFORMATION
None
ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2022 and is incorporated herein by reference. In addition, certain information with respect to Executive Officers of the Company may be found in the section captioned “Executive Officers of the Registrant,” appearing in Part I – Item 4A of this Annual Report on Form 10-K.
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
ITEM 11: EXECUTIVE COMPENSATION
Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2022 and is incorporated herein by reference.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2022 and is incorporated herein by reference.
The following table provides information as of December 31, 2021 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of restricted stock units		Weighted-average exercise price of outstanding options, restricted stock units, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders (4)	8,432,197	(1)	$44.56	15,640,000	(2)
Equity compensation plans not approved by shareholders (4)	—	(3)	—	—
	8,432,197		$44.5636	15,640,000
(1)Includes shares to be issued upon exercise of outstanding options under the Company’s 2007 Stock Option and Incentive Plan, and subsequent to shareholder approval, the 2001 General Stock Option Plan, as amended and restated.
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
The 2001 General Stock Option Plan was originally adopted by the Board of Directors in December 2001 without shareholder approval. In December 2011, this plan received shareholder approval for an amendment and restatement of the plan. This plan provides for the granting of nonqualified stock options and incentive stock options to any employee who is actively employed by the Company and is not an officer or director of the Company. The maximum number of shares of common stock available for grant under this plan is 38,440,000 shares. All option grants must have an exercise price per share that is no less than the fair market value per share of the Company’s common stock on the grant date and must have a term that is no longer than ten years from the grant date. 30,869,869 stock options have been granted under the 2001 General Stock Option Plan.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2022 and is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2022 and is incorporated herein by reference.
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

4A	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4 to Cognex's Registration Statement on Form S-1 [Registration No. 33-29020])
4B	Description of Capital Stock (incorporated by reference to Exhibit 4B of Cognex's Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-34218])
10A *	Cognex Corporation 2001 General Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to Cognex's Registration Statement on Form S-8 [Registration No. 333-224716])
10B *
Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10H of Cognex's Annual Report on Form 10-K for the year ended December 31, 2017 [File No. 1-34218])

10C *
Form of Letter Agreement between Cognex Corporation and each of Patrick A. Alias and Anthony Sun (incorporated by reference to Exhibit 10K of Cognex's Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-34218])

10D *
Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10R of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10E *
Employment Agreement, dated June 17, 2008, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10S of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10F *
Amendment to Employment Agreement with Robert Willett, dated November 14, 2008 (incorporated by reference to Exhibit 10T of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10G *
Form of Stock Option Agreement (Non-Qualified) under 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10U of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10H *
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

10J *	Summary of Cognex Annual Bonus Program (incorporated by reference to Exhibit 10Q of Cognex's Annual Report on Form 10-K for the year ended December 31, 2017 [File No. 1-34218])
10K *
Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10U of Cognex's Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-34218])

10L *	Form of Performance Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan (filed herewith)

21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*.) (filed herewith)
* Indicated management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February 2022.

COGNEX CORPORATION

By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Willett	President, Chief Executive Officer, and Director (principal executive officer)	February 17, 2022
Robert J. Willett

/s/ Paul D. Todgham	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	February 17, 2022
Paul D. Todgham

/s/ Patrick Alias	Director	February 17, 2022
Patrick Alias

/s/ Theodor Krantz	Director	February 17, 2022
Theodor Krantz

/s/ Sachin Lawande	Director	February 17, 2022
Sachin Lawande

/s/ Dianne Parrotte	Director	February 17, 2022
Dianne Parrotte

/s/ Marjorie Sennett	Director	February 17, 2022
Marjorie Sennett

/s/ Anthony Sun	Director	February 17, 2022
Anthony Sun