Form 10-Q
period 2022-04-03
COGNEX CORP
filed 2022-05-05
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2022 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of April 3, 2022, there were 173,738,182 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 3, 2022	April 4, 2021
	(unaudited)
Revenue	$282,407	$239,027
Cost of revenue	78,790	54,045
Gross margin	203,617	184,982
Research, development, and engineering expenses	36,054	34,105
Selling, general, and administrative expenses	80,835	72,424
Operating income	86,728	78,453
Foreign currency gain (loss)	(444)	(1,008)
Investment income	1,468	1,554
Other income (expense)	(48)	(168)
Income before income tax expense	87,704	78,831
Income tax expense	20,371	8,983
Net income	$67,333	$69,848

Net income per weighted-average common and common-equivalent share:
Basic	$0.39	$0.40
Diluted	$0.38	$0.39

Weighted-average common and common-equivalent shares outstanding:
Basic	174,146	176,288
Diluted	176,668	179,971

Cash dividends per common share	$0.065	$0.060

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	April 3, 2022	April 4, 2021
	(unaudited)
Net income	$67,333	$69,848
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(4,036) and $(585) in the three-month periods, respectively	(13,548)	(1,958)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	36	—
Net change related to available-for-sale investments	(13,512)	(1,958)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(2,111)	(2,770)
Net change related to foreign currency translation adjustments	(2,111)	(2,770)

Other comprehensive income (loss), net of tax	(15,623)	(4,728)
Total comprehensive income	$51,710	$65,120

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,769	$186,161
Current investments, amortized cost of $149,574 and $137,124 in 2022 and 2021, respectively, allowance for credit losses of $0 in 2022 and 2021	148,966	137,455
Accounts receivable, allowance for credit losses of $766 and $776 in 2022 and 2021, respectively	155,065	130,348
Unbilled revenue	1,847	3,990
Inventories	136,660	113,102
Prepaid expenses and other current assets	64,573	68,742
Total current assets	672,880	639,798
Non-current investments, amortized cost of $500,273 and $587,981 in 2022 and 2021, respectively, allowance for credit losses of $0 in 2022 and 2021	479,429	583,748
Property, plant, and equipment, net	77,870	77,546
Operating lease assets	32,217	23,157
Goodwill	241,180	241,713
Intangible assets, net	11,048	11,888
Deferred income taxes	412,333	418,570
Other assets	7,158	7,242
Total assets	$1,934,115	$2,003,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,733	$44,051
Accrued expenses	63,122	92,432
Accrued income taxes	24,465	8,577
Deferred revenue and customer deposits	54,455	35,743
Operating lease liabilities	8,351	7,786
Total current liabilities	195,126	188,589
Non-current operating lease liabilities	26,179	17,795
Deferred income taxes	279,729	293,769
Reserve for income taxes	15,110	14,780
Non-current accrued income taxes	44,010	43,160
Other liabilities	15,216	15,476
Total liabilities	575,370	573,569

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2022 and 2021, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2022 and 2021, respectively; issued and outstanding: 173,738 and 175,481 shares in 2022 and 2021, respectively	347	351
Additional paid-in capital	933,452	914,802
Retained earnings	488,511	562,882
Accumulated other comprehensive loss, net of tax	(63,565)	(47,942)
Total shareholders’ equity	1,358,745	1,430,093
Total liabilities and shareholders' equity	$1,934,115	$2,003,662

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 3, 2022	April 4, 2021
	(unaudited)
Cash flows from operating activities:
Net income	$67,333	$69,848
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	15,056	12,009
Depreciation of property, plant, and equipment	4,117	4,259
Loss (gain) on disposal of property, plant, and equipment	—	3
Amortization of intangible assets	840	927
Excess and obsolete inventory charges	379	705
Amortization of discounts or premiums on investments	1,402	586
Realized loss (gain) on sale of investments	36	—
Change in deferred income taxes	(3,891)	1,250
Change in operating assets and liabilities:
Accounts receivable	(24,700)	(3,495)
Unbilled revenue	2,144	3,958
Inventories	(23,900)	(1,323)
Prepaid expenses and other current assets	4,212	(10,882)
Accounts payable	708	4,760
Accrued expenses	(28,718)	(15,973)
Accrued income taxes	16,745	1,651
Deferred revenue and customer deposits	18,712	30,641
Other	(958)	(285)
Net cash provided by operating activities	49,517	98,639
Cash flows from investing activities:
Purchases of investments	(39,155)	(298,911)
Maturities and sales of investments	112,976	160,552
Purchases of property, plant, and equipment	(4,585)	(2,436)
Net cash provided by (used in) investing activities	69,236	(140,795)
Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	3,594	34,744
Repurchase of common stock	(130,405)	(6,479)
Payment of dividends	(11,303)	(10,595)
Net cash provided by (used in) financing activities	(138,114)	17,670
Effect of foreign exchange rate changes on cash and cash equivalents	(1,031)	(1,899)
Net change in cash and cash equivalents	(20,392)	(26,385)
Cash and cash equivalents at beginning of period	186,161	269,073
Cash and cash equivalents at end of period	$165,769	$242,688

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2021	175,481	$351	$914,802	$562,882	$(47,942)	$1,430,093
Net issuance of common stock under stock plans	136	—	3,594	—	—	3,594
Repurchase of common stock	(1,879)	(4)	—	(130,401)	—	(130,405)
Stock-based compensation expense	—	—	15,056	—	—	15,056
Payment of dividends ($0.065 per common share)	—	—	—	(11,303)	—	(11,303)
Net income	—	—	—	67,333	—	67,333
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(4,036)	—	—	—	—	(13,548)	(13,548)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	(2,111)	(2,111)
Balance as of April 3, 2022 (unaudited)	173,738	$347	$933,452	$488,511	$(63,565)	$1,358,745

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2020	175,790	$352	$807,739	$487,912	$(33,801)	$1,262,202
Net issuance of common stock under stock plans	898	1	34,743	—	—	34,744
Repurchase of common stock	(80)	—	—	(6,479)	—	(6,479)
Stock-based compensation expense	—	—	12,009	—	—	12,009
Payment of dividends ($0.060 per common share)	—	—	—	(10,595)	—	(10,595)
Net income	—	—	—	69,848	—	69,848
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(585)	—	—	—	—	(1,958)	(1,958)
Foreign currency translation adjustment	—	—	—	—	(2,770)	(2,770)
Balance as of April 4, 2021 (unaudited)	176,608	$353	$854,491	$540,686	$(38,529)	$1,357,001

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, and financial statement reclassifications necessary to present fairly the Company’s financial position as of April 3, 2022, and the results of its operations for the three-month periods ended April 3, 2022 and April 4, 2021, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 3, 2022 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 3, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$483	$—	$—
Corporate bonds	—	512,138	—
Asset-backed securities	—	73,295	—
Treasury bills	—	27,588	—
Agency bonds	—	18,635	—
Sovereign bonds	—	2,007	—
Municipal bonds	—	1,733	—
Economic hedge forward contracts	—	42	—
Liabilities:
Economic hedge forward contracts	—	441	—
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
The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. in 2017 was written down to zero in 2019 resulting from a lower level of revenue in the Americas' automotive industry. The balance remained at zero as of April 3, 2022 and through the remainder of the five-year assessment period which concluded in April 2022.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month periods ended April 3, 2022 or April 4, 2021.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 3, 2022	December 31, 2021
Cash	$158,285	$185,624
Treasury bills	7,001	—
Money market instruments	483	537
Cash and cash equivalents	165,769	186,161
Corporate bonds	97,772	73,088
Asset-backed securities	37,084	37,655
Treasury bills	10,204	18,912
Agency bonds	2,801	2,802
Municipal bonds	1,105	4,998
Current investments	148,966	137,455
Corporate bonds	414,366	481,218
Asset-backed securities	36,211	43,940
Agency bonds	15,834	16,077
Treasury bills	10,383	39,753
Sovereign bonds	2,007	2,119
Municipal bonds	628	641
Non-current investments	479,429	583,748
	$794,164	$907,364
Treasury bills consist of debt securities issued by the U.S. government; corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; municipal bonds consist of debt securities issued by state and local government entities; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of April 3, 2022 and December 31, 2021 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $2,940,000 and $3,037,000 as of April 3, 2022 and December 31, 2021, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s available-for-sale investments as of April 3, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$98,122	$58	$(408)	$97,772
Asset-backed securities	37,300	12	(228)	37,084
Treasury bills	10,247	—	(43)	10,204
Agency bonds	2,800	1	—	2,801
Municipal bonds	1,105	—	—	1,105
Non-current:
Corporate bonds	433,204	8	(18,846)	414,366
Asset-backed securities	37,579	—	(1,368)	36,211
Agency bonds	16,133	—	(299)	15,834
Treasury bills	10,592	1	(210)	10,383
Sovereign bonds	2,130	—	(123)	2,007
Municipal bonds	635	—	(7)	628
	$649,847	$80	$(21,532)	$628,395
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 3, 2022 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$425,643	$(17,258)	$45,219	$(1,996)	$470,862	$(19,254)
Asset-backed securities	65,603	(1,592)	556	(4)	66,159	(1,596)
Treasury bills	15,982	(250)	102	(3)	16,084	(253)
Agency bonds	15,834	(299)	—	—	15,834	(299)
Sovereign bonds	2,007	(123)	—	—	2,007	(123)
Municipal bonds	1,733	(7)	—	—	1,733	(7)
	$526,802	$(19,529)	$45,877	$(2,003)	$572,679	$(21,532)

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of April 3, 2022 or December 31, 2021. There was no activity recorded in the allowance for credit losses during the three-month periods ended April 3, 2022 or April 4, 2021.
The Company recorded gross realized gains and losses on the sale of debt securities totaling $118,000 and $154,000, respectively, for the three-month period ended April 3, 2022, and no gross realized gains or losses on the sale of debt securities for the three-month period ended April 4, 2021. Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive loss.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 3, 2022 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$97,772	$175,124	$168,060	$47,259	$23,923	$512,138
Asset-backed securities	37,084	21,883	—	14,328	—	73,295
Treasury bills	10,204	10,383	—	—	—	20,587
Agency bonds	2,801	15,834	—	—	—	18,635
Sovereign bonds	—	—	1,007	1,000	—	2,007
Municipal bonds	1,105	628	—	—	—	1,733
	$148,966	$223,852	$169,067	$62,587	$23,923	$628,395
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 3, 2022	December 31, 2021
Raw materials	$66,710	$50,452
Work-in-process	3,979	5,293
Finished goods	65,971	57,357
	$136,660	$113,102
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion.
As of April 3, 2022, there were no options to terminate that were accounted for in the determination of the lease term for outstanding leases, and three options to extend that were accounted for in the determination of the lease term of three of the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of April 3, 2022.
The total operating lease expense for the three-month periods ended April 3, 2022 and April 4, 2021 were $2,229,000 and $2,002,000, respectively. The total operating lease cash payments for the three-month periods ended April 3, 2022 and April 4, 2021 were $2,079,000 and $2,061,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month periods ended April 3, 2022 and April 4, 2021 were $38,000 and $40,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2022	$6,960
2023	7,978
2024	4,912
2025	3,197
2026	2,511
2027	2,431
Thereafter	9,823
$37,812
The discounted present value of the future lease cash payments resulted in a lease liability of $34,530,000 and $25,581,000 as of April 3, 2022 and December 31, 2021, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of April 3, 2022.
The weighted-average discount rate was 3.0% and 3.4% for the leases outstanding as of April 3, 2022 and December 31, 2021, respectively. The weighted-average remaining lease term was 6.6 and 5.1 years for the leases outstanding as of April 3, 2022 and December 31, 2021, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$241,713
Foreign exchange rate changes	(533)
Balance as of April 3, 2022	$241,180
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	15,892	8,325
Customer relationships	10,578	8,060	2,518
Non-compete agreements	710	505	205
Trademarks	110	110	—
Balance as of April 3, 2022	$73,675	$62,627	$11,048

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	15,234	8,983
Customer relationships	10,578	7,891	2,687
Non-compete agreements	710	492	218
Trademarks	110	110	—
Balance as of December 31, 2021	$73,675	$61,787	$11,888

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 3, 2022, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2022	$2,435
2023	2,594
2024	2,080
2025	1,757
2026	1,452
2027	730
$11,048
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2021	$5,427
Provisions for warranties issued during the period	876
Fulfillment of warranty obligations	(779)
Balance as of April 3, 2022	$5,524
NOTE 10: Commitments and Contingencies
As of April 3, 2022, the Company had outstanding purchase orders totaling $88,981,000 to procure inventory from various vendors, due in part to higher inventory purchases in response to global supply chain constraints. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of April 3, 2022, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by this contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer.
NOTE 11: Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company enters into economic hedges utilizing foreign currency forward contracts with maturities that do not exceed approximately three months to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company had the following outstanding forward contracts (in thousands):

	April 3, 2022		December 31, 2021
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	70,000	$77,366	65,000	$73,748
Chinese Renminbi	253,000	39,619	54,374	8,500
Mexican Peso	230,000	11,558	140,000	6,842
Japanese Yen	650,000	5,295	600,000	5,213
British Pound	2,975	3,895	3,370	4,552
Hungarian Forint	1,235,000	3,693	1,355,000	4,155
Canadian Dollar	1,675	1,339	1,480	1,167

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 3, 2022	December 31, 2021	Sheet Location	April 3, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$42	$39	Accrued expenses	$441	$230

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	April 3, 2022	December 31, 2021		April 3, 2022	December 31, 2021
Gross amounts of recognized assets	$42	$39	Gross amounts of recognized liabilities	$441	$230
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$42	$39	Net amount of liabilities presented	$441	$230

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		April 3, 2022	April 4, 2021
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$1,739	$2,893

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	April 3, 2022	April 4, 2021
Americas	$126,658	$107,836
Europe	62,792	57,048
Greater China	48,406	38,238
Other Asia	44,551	35,905
	$282,407	$239,027

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	April 3, 2022	April 4, 2021
Standard products and services	$257,880	$222,326
Application-specific customer solutions	24,527	16,701
	$282,407	$239,027
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $11,429,000 and $10,854,000 as of April 3, 2022 and December 31, 2021, respectively.
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
The following table summarizes the allowance for credit losses activity for the three-month period ended April 3, 2022 (in thousands):

Balance as of December 31, 2021	$776
Write-offs, net of recoveries	(10)
Balance as of April 3, 2022	$766

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended April 3, 2022 (in thousands):

Balance as of December 31, 2021	$35,743
Deferral of revenue billed in the current period, net of recognition	41,913
Recognition of revenue deferred in prior period	(23,202)
Foreign exchange rate changes	1
Balance as of April 3, 2022	$54,455
As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). As of April 3, 2022, the Company had 14,242,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three years or four years of continuous employment or incrementally over such three or four-year period. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on RSUs or PRSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the three-month period ended April 3, 2022:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,610	$49.38
Granted	1,003	64.43
Exercised	(98)	47.19
Forfeited or expired	(86)	62.79
Outstanding as of April 3, 2022	8,429	$51.06	6.73	$233,406
Exercisable as of April 3, 2022	4,332	$43.39	5.56	$151,220
Options vested or expected to vest as of April 3, 2022 (1)	7,901	$50.34	6.62	$224,117
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	April 3, 2022	April 4, 2021
Risk-free rate	1.9%	1.3%
Expected dividend yield	0.40%	0.27%
Expected volatility	37%	39%
Expected term (in years)	5.2	5.7
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended April 3, 2022 and April 4, 2021 were $22.45 and $33.63, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended April 3, 2022 and April 4, 2021 were $2,165,000 and $42,327,000, respectively. The total fair values of stock options vested for the three-month periods ended April 3, 2022 and April 4, 2021 were $25,535,000 and $35,600,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the three-month period ended April 3, 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	823	$65.26
Granted	466	63.96
Vested	(54)	87.29
Forfeited or expired	(18)	66.10
Nonvested as of April 3, 2022	1,217	$63.78
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month periods ended April 3, 2022 and April 4, 2021 were $63.96 and $89.86, respectively. The number of RSUs that vested during the three-month periods ended April 3, 2022 and April 4, 2021 were 54,000 and 2,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the three-month period ended April 3, 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	—	$—
Granted	33	62.49
Vested	—	—
Forfeited or expired	—	—
Nonvested as of April 3, 2022	33	$62.49
No PRSUs were granted or vested during the three-month period ended April 4, 2021.
The fair value of PRSUs is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant.
Stock-Based Compensation Expense
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 7% to all stock-based awards for senior management and a rate of 12% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. This resulted in an increase to compensation expense of $1,536,000 in 2022 and a decrease to compensation expense of $255,000 in 2021.
As of April 3, 2022, total unrecognized compensation expense related to non-vested equity awards, including stock options, RSUs and PRSUs, was $81,239,000, which is expected to be recognized over a weighted-average period of 1.8 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 3, 2022 were $15,056,000 and $2,319,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 4, 2021 were $12,009,000 and $1,813,000, respectively. No compensation expense was capitalized as of April 3, 2022 or December 31, 2021.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 3, 2022	April 4, 2021
Cost of revenue	$563	$248
Research, development, and engineering	4,448	4,003
Selling, general, and administrative	10,045	7,758
	$15,056	$12,009

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Stock Repurchase Program
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of April 3, 2022, the Company repurchased 2,737,000 shares at a cost of $200,000,000 under this program, including 1,677,000 shares at a cost of $117,000,000 during the three-month period ended April 3, 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. During the three-month period ended April 3, 2022, the Company repurchased 202,000 shares at a cost of $13,405,000 under this program, leaving a remaining balance of $486,595,000 as of April 3, 2022. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
NOTE 15: Income Taxes
The Company's effective tax rate was 23% for the three-month period ended April 3, 2022 and 11% for the three-month period ended April 4, 2021.
Discrete tax items for the three-month period ended April 4, 2021 included a decrease in tax expense of $5,207,000 related to stock-based compensation, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. This impact was not material for the three-month period ended April 3, 2022.

Discrete tax items for the three-month period ended April 3, 2022 included (1) an increase in tax expense of $1,417,000 arising from an Internal Revenue Service (IRS) audit, (2) an increase in tax expense of $1,734,000 to establish a full valuation allowance against deferred tax assets related to foreign tax credits, and (3) an increase in tax expense of $3,187,000 consisting primarily of transfer pricing and return-to-provision adjustments.
Excluding the impact of these discrete tax items, the Company’s effective tax rate was 16% for the three-month period ended April 3, 2022 and 18% for the three-month period ended April 4, 2021. The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 22% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a lower effective tax rate for the three-month period ended April 3, 2022 as compared to the same period in 2021 due to more of the Company's profits being earned and taxed in lower tax jurisdictions. The remaining decrease in the effective tax rate for the three-month period was primarily attributable to higher estimated R&D tax credit utilization.
The Company’s reserve for income taxes, including gross interest and penalties, was $15,678,000 as of April 3, 2022, which included $15,110,000 classified as a non-current liability and $568,000 recorded as a reduction to non-current deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2017 through 2020 remain open to examination by the IRS and various state tax authorities. The tax years 2016 through 2021 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company is under audit by the IRS for the tax years 2017 and 2018. Management expects to release reserves associated with the periods under audit in the second or third quarter of 2022 when the Company receives the Closing Letter for Agreed Income Tax Cases from the IRS, resulting in a decrease in tax expense of approximately $2,400,000. The Company is no longer under audit by the Commonwealth of Massachusetts for tax years 2017 and 2018. The audit was completed during the three-month period ended April 3, 2022 and resulted in no material tax impact to the Company's financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	April 3, 2022	April 4, 2021
Basic weighted-average common shares outstanding	174,146	176,288
Effect of dilutive equity awards	2,522	3,683
Weighted-average common and common-equivalent shares outstanding	176,668	179,971

Stock options to purchase 1,282,000 and 485,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 3, 2022 and April 4, 2021, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 20,000 and 124,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 3, 2022 and April 4, 2021, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. There were no anti-dilutive performance restricted stock units outstanding, on a weighted-average basis, during the three-month periods ended April 3, 2022 or April 4, 2021.
NOTE 17: Subsequent Events
On May 5, 2022, the Company’s Board of Directors declared a cash dividend of $0.065 per share. The dividend is payable on June 3, 2022 to all shareholders of record as of the close of business on May 20, 2022.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the expected impact of the COVID-19 pandemic on our assets, business and results of operations, customer demand and order rates and timing of related revenue, managing supply shortages, delivery lead times, future product mix, research and development activities, sales and marketing activities, new product offerings and product development activities, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the reliance on key suppliers to manufacture and deliver quality products; (2) the inability to obtain components for our products; (3) the failure to effectively manage product transitions or accurately forecast customer demand; (4) the inability to manage disruptions to our distribution centers; (5) the inability to design and manufacture high-quality products; (6) the impact, duration, and severity of the COVID-19 pandemic, including the availability and effectiveness of vaccines; (7) the loss of, or curtailment of purchases by, large customers in the logistics industry; (8) information security breaches; (9) the inability to protect our proprietary technology and intellectual property; (10) the inability to attract and retain skilled employees and maintain our unique corporate culture; (11) the technological obsolescence of current products and the inability to develop new products; (12) the failure to properly manage the distribution of products and services; (13) the impact of competitive pressures; (14) the challenges in integrating and achieving expected results from acquired businesses; (15) potential disruptions in our business systems; (16) potential impairment charges with respect to our investments or acquired intangible assets; (17) exposure to additional tax liabilities; (18) fluctuations in foreign currency exchange rates and the use of derivative instruments; (19) unfavorable global economic conditions, including high inflation rates; (20) business disruptions from natural or man-made disasters or public health issues; (21) economic, political, and other risks associated with international sales and operations, including the impact of the war in Ukraine; and (22) our involvement in time-consuming and costly litigation. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the first quarter of 2022 totaled $282,407,000, representing an increase of 18% from the first quarter of 2021. The increase was driven by higher revenue from the logistics industry, as well as growth in the automotive, semiconductor, consumer electronics, and medical-related industries. Gross margin as a percentage of revenue was 72% for the first quarter of 2022 compared to 77% for the first quarter of 2021 due largely to higher inventory purchase prices paid to secure strategic inventories during the global supply chain shortage. Operating expenses increased 10% from the prior year primarily due to additional headcount to support higher business levels.
As a result of the lower gross margin percentage, operating income declined to 31% of revenue for the first quarter of 2022 from 33% of revenue for the first quarter of 2021. Higher income tax expense further resulted in a decline in net income of 24% of revenue for the first quarter of 2022 compared to 29% of revenue for the first quarter of 2021. These unfavorable impacts were partially offset by the favorable impact of the Company's stock buy-back program, that resulted in net income per diluted share of $0.38 for the first quarter of 2022 compared to $0.39 for the first quarter of 2021.
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
Revenue
Revenue for the first quarter of 2022 was $282,407,000, representing an increase of $43,380,000, or 18%, over the first quarter of 2021. Changes in foreign currency exchange rates did not have a material impact on total revenue growth. The increase in revenue from the prior year came from multiple industries, led by strong growth in the logistics industry from a variety of customers. Growth in the automotive industry, driven by electric vehicle investments, as well as the semiconductor, consumer electronics, and medical-related industries, also contributed to the increase in revenue. Additionally, revenue for the first quarter of 2022 benefited from improved product supply conditions as compared to the fourth quarter of 2021 as orders requested to ship in the fourth quarter were delayed into the first quarter as supply improved.
From a geographic perspective, revenue from customers based in the Americas increased by 17% from the prior year driven primarily by higher revenue in the logistics industry.
Revenue from customers based in Europe increased by 10% from the prior year. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in 2022, as sales denominated in Euros were translated into U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe increased by 17% from the prior year. The increase came from customers in a variety of industries, most notably logistics, automotive, and medical-related.
Revenue from customers based in Greater China increased by 27% from the prior year. Changes in foreign currency exchange rates did not have a material impact on revenue. The increase was driven primarily by higher revenue in the consumer electronics, automotive, and semiconductor industries.
Revenue from other countries in Asia increased by 24% from the prior year. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in 2022, primarily from sales denominated in Japanese Yen and Korean Won. Excluding the impact of foreign currency exchange rate changes, revenue from these customers increased by 30% from the prior year, coming from a variety of industries, most notably logistics and automotive.
As of the date of this report, we expect revenue for the second quarter of 2022 to be relatively consistent with or slightly lower than the first quarter of 2022. On a sequential basis, we believe that higher revenue from the consumer electronics industry will be offset by the timing of large projects in the logistics industry and slower spending trends in the broader factory automation market.

Gross Margin
Gross margin as a percentage of revenue decreased to 72% for the first quarter of 2022 compared to 77% for the first quarter of 2021. The decrease was almost entirely due to higher prices paid to purchase inventories, including higher costs for components and freight, due largely to global supply chain constraints. A relatively smaller portion of the decrease was due to less favorable revenue mix, primarily attributable to a greater percentage of total revenue coming from the logistics industry, which has relatively lower gross margins and included some comparatively lower margins from strategic logistics projects in 2022.

As of the date of this report, we expect gross margin as a percentage of revenue for the second quarter of 2022 to be in the low-70% range. The expected gross margin percentage reflects our expectations that higher inventory purchase prices will continue throughout and beyond the second quarter of 2022.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $1,949,000, or 6%, over the first quarter of 2021 as detailed in the table below (in thousands).

Three-month period
RD&E expenses in 2021	$34,105
Personnel-related costs	1,582
Stock-based compensation expense	582
Prototyping materials	580
Outsourced engineering services	428
Incentive compensation	(711)
Foreign currency exchange rate changes	(876)
Other	364
RD&E expenses in 2022	$36,054
RD&E expenses increased due to higher personnel-related costs due to headcount additions to support new product initiatives and salary increases provided to employees. Stock-based compensation expense was also higher than the prior year due to a higher level of stock-based grants at a higher average economic value, as well as the impact of a forfeiture rate true-up that resulted in higher expense. Higher spending on prototyping materials and outsourced engineering services also contributed to the increase.
These increases were partially offset by lower incentive compensation expenses than the prior year. Relevant performance goals for these plans are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. Performance goals set for 2021 incentive bonuses were exceeded, resulting in a higher level of bonus expense recorded in the first quarter of 2021. RD&E expenses were also lower than the prior year due to the impact of foreign currency exchange rate changes, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.
RD&E expenses as a percentage of revenue were 13% for the first quarter of 2022 compared to 14% for the first quarter of 2021. We believe that a continued commitment to RD&E activities is essential in order to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $8,411,000, or 12%, over the first quarter of 2021 as detailed in the table below (in thousands).

Three-month period
SG&A expenses in 2021	$72,424
Personnel-related costs	6,380
Stock-based compensation expense	2,387
Travel expenses	1,432
Sales demonstration equipment	1,311
Incentive compensation	(3,351)
Foreign currency exchange rate changes	(1,966)
Other	2,218
SG&A expenses in 2022	$80,835

SG&A expenses increased due to higher personnel-related costs due to headcount additions, primarily for Sales personnel to support the company's revenue growth, and salary increases provided to employees. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. Stock-based compensation expense was also higher than the prior year due to a higher average economic value of stock-based grants, as well as the impact of a forfeiture rate true-up that resulted in higher expense. While travel expenses increased due to the number of sales personnel added, they also increased due to a higher level of travel activity as restrictions related to COVID-19 continued to ease. Higher spending on sales demonstration equipment tied to new product launches also contributed to the increase.
These increases were partially offset by lower incentive compensation expenses than the prior year, which included sales commissions and incentive bonuses. Relevant performance goals for these plans are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. Performance goals set for 2021 incentive bonuses were exceeded, resulting in a higher level of bonus expense recorded in the first quarter of 2021. SG&A expenses were also lower than the prior year due to the impact of foreign currency exchange rate changes, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $444,000 for the first quarter of 2022 and $1,008,000 for the first quarter of 2021. Foreign currency gains and losses result primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income decreased by $86,000, or 6%, from the prior year. The decrease was due primarily to lower yields on the Company's portfolio of debt securities, partially offset by higher invested balances.
The Company recorded other expense of $48,000 for the first quarter of 2022 and $168,000 for the first quarter of 2021. Other income (expense) includes fair value adjustments of contingent consideration liabilities arising from business acquisitions.
Income Tax Expense (Benefit)
The Company’s effective tax rate was 23% of pre-tax income for the first quarter of 2022 and 11% of pre-tax income for the first quarter of 2021.
Discrete tax items for the first quarter of 2021 included a decrease in tax expense of $5,207,000 related to stock options, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. This amount was not material for the first quarter of 2022. The Company cannot accurately predict the level of stock option exercises by employees or the Company's stock price in future periods.
Discrete tax items for the first quarter of 2022 included an increase in tax expense of $1,417,000 arising from an Internal Revenue Service (IRS) audit. Management expects to release reserves associated with the periods under audit in the second or third quarter of 2022 when the Company receives the Closing Letter for Agreed Income Tax Cases from the IRS, resulting in a decrease in tax expense of approximately $2,400,000.
Discrete tax items for the first quarter of 2022 also included an increase in tax expense of $1,734,000 to establish a full valuation allowance against deferred tax assets related to foreign tax credits. Should these credits be utilized in a future period, the allowance associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future tax liabilities. Remaining discrete tax expenses for the first quarter of 2022 totaled $3,187,000 and consisted primarily of transfer pricing and return-to-provision adjustments.
Excluding the impact of these discrete items, the Company’s effective tax rate was 16% of pre-tax income for the first quarter of 2022 and 18% of pre-tax income for the first quarter of 2021. The decrease in the effective tax rate was due to more of the Company's profits being earned and taxed in lower tax jurisdictions, as well as higher estimated R&D tax credit utilization.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $794,164,000 as of April 3, 2022. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.

The Company’s cash requirements for the first quarter of 2022 were primarily met with positive cash flows from operations, as well as the sale and maturity of investments. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Cash flows from operating activities included an increase in accounts receivable and inventories to support higher business levels. The increase in inventories also resulted from the Company's initiative to secure key strategic components to meet customer demand, as well as carry higher stocking levels to mitigate the Company's exposure to demand changes or supply disruptions. The Company expects inventory levels to continue to increase for the remainder of the year as inventory is received that was purchased in response to global supply chain challenges.
Capital expenditures for the first quarter of 2022 totaled $4,585,000 and consisted primarily of computer hardware and software, as well as manufacturing test equipment related to new product introductions. During the first quarter of 2022, the Company placed into service new business systems related to its sales process. The Company expects to continue to make investments in its business systems intended to improve productivity or provide competitive advantages, although these investments are not expected to be material over the long term.
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of April 3, 2022, the Company repurchased 2,737,000 shares at a cost of $200,000,000, under this program, including 1,677,000 shares at a cost of $117,000,000 during the first quarter of 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. During the first quarter of 2022, the Company repurchased 202,000 shares at a cost of $13,405,000 under this program, leaving a remaining balance of $486,595,000 as of April 3, 2022. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.065 per share for the first quarter of 2022, totaling $11,303,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2021.

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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended April 3, 2022 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended April 3, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 30, 2022	1,562,000	$70.14	1,562,000	$7,482,000
January 31, 2022 - February 27, 2022	115,000	64.88	115,000	2,000
February 28, 2022 - April 3, 2022	202,000	66.21	202,000	486,595,000
Total	1,879,000	$69.39	1,879,000	$486,595,000
(1) On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Purchases under this program commenced in October 2021 and were completed in March 2022. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. Purchases under this program commenced in March 2022. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

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

Date:	May 5, 2022	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)