Form 10-Q
period 2022-10-02
COGNEX CORP
filed 2022-11-03
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2022 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 2, 2022, there were 172,930,176 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(unaudited)		(unaudited)
Revenue	$209,622	$284,848	$766,657	$793,033
Cost of revenue	57,383	85,712	214,316	208,189
Gross margin	152,239	199,136	552,341	584,844
Research, development, and engineering expenses	33,954	34,476	103,999	99,883
Selling, general, and administrative expenses	75,371	77,113	236,156	226,380
Loss from fire (Note 17)	2,891	—	20,294	—
Operating income	40,023	87,547	191,892	258,581
Foreign currency gain (loss)	(1,880)	(586)	(4,367)	(2,233)
Investment income	1,416	1,748	4,389	5,025
Other income (expense)	(214)	(125)	(450)	(420)
Income before income tax expense	39,345	88,584	191,464	260,953
Income tax expense	5,365	9,684	31,250	34,607
Net income	$33,980	$78,900	$160,214	$226,346

Net income per weighted-average common and common-equivalent share:
Basic	$0.20	$0.45	$0.92	$1.28
Diluted	$0.19	$0.44	$0.91	$1.26

Weighted-average common and common-equivalent shares outstanding:
Basic	173,256	176,812	173,640	176,572
Diluted	174,327	180,342	175,233	180,109

Cash dividends per common share	$0.065	$0.060	$0.195	$0.180

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(unaudited)		(unaudited)
Net income	$33,980	$78,900	$160,214	$226,346
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(1,564) and $(162) in the three-month periods, and net of tax of $(6,298) and $(808) in the nine-month periods, respectively	(5,315)	(521)	(21,185)	(2,617)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	79	(19)	103	(87)
Net change related to available-for-sale investments	(5,236)	(540)	(21,082)	(2,704)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(7,352)	(2,136)	(13,425)	(5,243)
Net change related to foreign currency translation adjustments	(7,352)	(2,136)	(13,425)	(5,243)

Other comprehensive income (loss), net of tax	(12,588)	(2,676)	(34,507)	(7,947)
Total comprehensive income	$21,392	$76,224	$125,707	$218,399

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,004	$186,161
Current investments, amortized cost of $213,044 and $137,124 in 2022 and 2021, respectively, allowance for credit losses of $0 in 2022 and 2021	208,430	137,455
Accounts receivable, allowance for credit losses of $741 and $776 in 2022 and 2021, respectively	96,292	130,348
Unbilled revenue	2,142	3,990
Inventories	108,553	113,102
Prepaid expenses and other current assets	106,046	68,742
Total current assets	787,467	639,798
Non-current investments, amortized cost of $369,868 and $587,981 in 2022 and 2021, respectively, allowance for credit losses of $0 in 2022 and 2021	343,198	583,748
Property, plant, and equipment, net	79,425	77,546
Operating lease assets	31,514	23,157
Goodwill	237,509	241,713
Intangible assets, net	9,420	11,888
Deferred income taxes	405,136	418,570
Other assets	6,567	7,242
Total assets	$1,900,236	$2,003,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,220	$44,051
Accrued expenses	64,115	92,432
Accrued income taxes	12,055	8,577
Deferred revenue and customer deposits	54,777	35,743
Operating lease liabilities	8,111	7,786
Total current liabilities	161,278	188,589
Non-current operating lease liabilities	25,260	17,795
Deferred income taxes	259,950	293,769
Reserve for income taxes	12,204	14,780
Non-current accrued income taxes	33,008	43,160
Other liabilities	19,316	15,476
Total liabilities	511,016	573,569

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2022 and 2021, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2022 and 2021, respectively; issued and outstanding: 172,930 and 175,481 shares in 2022 and 2021, respectively	346	351
Additional paid-in capital	960,446	914,802
Retained earnings	510,877	562,882
Accumulated other comprehensive loss, net of tax	(82,449)	(47,942)
Total shareholders’ equity	1,389,220	1,430,093
Total liabilities and shareholders' equity	$1,900,236	$2,003,662

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 2, 2022	October 3, 2021
	(unaudited)
Cash flows from operating activities:
Net income	$160,214	$226,346
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	41,419	33,353
Depreciation of property, plant, and equipment	12,176	12,641
Loss on disposal of property, plant, and equipment	12	4
Amortization of intangible assets	2,468	2,773
Excess and obsolete inventory charges	2,728	2,120
Non-cash impact of write-offs related to fire (Note 17)	45,827	—
Amortization of discounts or premiums on investments	3,976	3,316
Realized loss (gain) on sale of investments	103	(87)
Change in deferred income taxes	(14,799)	1,411
Change in operating assets and liabilities:
Accounts receivable	31,018	(4,295)
Unbilled revenue	1,760	(1,689)
Inventories	(35,815)	(22,534)
Prepaid expenses and other current assets	(46,817)	(24,607)
Accounts payable	(21,577)	10,576
Accrued expenses	(23,813)	4,416
Accrued income taxes	(6,644)	(4,936)
Deferred revenue and customer deposits	20,882	16,751
Other	4,031	3,297
Net cash provided by operating activities	177,149	258,856
Cash flows from investing activities:
Purchases of investments	(77,760)	(607,458)
Maturities and sales of investments	215,876	317,174
Purchases of property, plant, and equipment	(15,605)	(10,689)
Net cash provided by (used in) investing activities	122,511	(300,973)
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	4,225	59,101
Repurchase of common stock	(178,387)	(48,294)
Payment of dividends	(33,837)	(31,800)
Net cash provided by (used in) financing activities	(207,999)	(20,993)
Effect of foreign exchange rate changes on cash and cash equivalents	(11,818)	(2,484)
Net change in cash and cash equivalents	79,843	(65,594)
Cash and cash equivalents at beginning of period	186,161	269,073
Cash and cash equivalents at end of period	$266,004	$203,479

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 3, 2022	173,397	$347	$947,269	$512,230	$(69,861)	$1,389,985
Net issuance of common stock under stock plans	73	—	(189)	—	—	(189)
Repurchase of common stock	(540)	(1)	—	(24,069)	—	(24,070)
Stock-based compensation expense	—	—	13,366	—	—	13,366
Payment of dividends ($0.065 per common share)	—	—	—	(11,264)	—	(11,264)
Net income	—	—	—	33,980	—	33,980
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(1,564)	—	—	—	—	(5,315)	(5,315)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	79	79
Foreign currency translation adjustment	—	—	—	—	(7,352)	(7,352)
Balance as of October 2, 2022 (unaudited)	172,930	$346	$960,446	$510,877	$(82,449)	$1,389,220

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 4, 2021	176,707	$353	$874,883	$593,290	$(39,072)	$1,429,454
Net issuance of common stock under stock plans	415	1	14,693	—	—	14,694
Repurchase of common stock	(323)	—	—	(27,417)	—	(27,417)
Stock-based compensation expense	—	—	10,614	—	—	10,614
Payment of dividends ($0.060 per common share)	—	—	—	(10,608)	—	(10,608)
Net income	—	—	—	78,900	—	78,900
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(162)	—	—	—	—	(521)	(521)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(19)	(19)
Foreign currency translation adjustment	—	—	—	—	(2,136)	(2,136)
Balance as of October 3, 2021 (unaudited)	176,799	$354	$900,190	$634,165	$(41,748)	$1,492,961

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2021	175,481	$351	$914,802	$562,882	$(47,942)	$1,430,093
Net issuance of common stock under stock plans	256	—	4,225	—	—	4,225
Repurchase of common stock	(2,807)	(5)	—	(178,382)	—	(178,387)
Stock-based compensation expense	—	—	41,419	—	—	41,419
Payment of dividends ($0.195 per common share)	—	—	—	(33,837)	—	(33,837)
Net income	—	—	—	160,214	—	160,214
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(6,298)	—	—	—	—	(21,185)	(21,185)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	103	103
Foreign currency translation adjustment	—	—	—	—	(13,425)	(13,425)
Balance as of October 2, 2022 (unaudited)	172,930	$346	$960,446	$510,877	$(82,449)	$1,389,220

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2020	175,790	$352	$807,739	$487,912	$(33,801)	$1,262,202
Net issuance of common stock under stock plans	1,590	3	59,098	—	—	59,101
Repurchase of common stock	(581)	(1)	—	(48,293)	—	(48,294)
Stock-based compensation expense	—	—	33,353	—	—	33,353
Payment of dividends ($0.180 per common share)	—	—	—	(31,800)	—	(31,800)
Net income	—	—	—	226,346	—	226,346
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(808)	—	—	—	—	(2,617)	(2,617)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(87)	(87)
Foreign currency translation adjustment	—	—	—	—	(5,243)	(5,243)
Balance as of October 3, 2021 (unaudited)	176,799	$354	$900,190	$634,165	$(41,748)	$1,492,961

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, adjustments related to the loss from fire (Note 17), and financial statement reclassifications necessary to present fairly the Company’s financial position as of October 2, 2022, and the results of its operations for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2022 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of October 2, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$504	$—	$—
Corporate bonds	—	455,220	—
Asset-backed securities	—	56,508	—
Treasury bills	—	21,591	—
Agency bonds	—	15,759	—
Sovereign bonds	—	1,930	—
Municipal bonds	—	620	—
Economic hedge forward contracts	—	835	—
Liabilities:
Economic hedge forward contracts	—	442	—
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
The fair value of the contingent consideration liability related to the Company's acquisition of GVi Ventures, Inc. in 2017 was written down to zero in 2019 resulting from a lower level of revenue in the Americas' automotive industry. The balance remained at zero through the remainder of the five-year assessment period which concluded during the second quarter of 2022.

Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month or nine-month periods ended October 2, 2022 or October 3, 2021.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 2, 2022	December 31, 2021
Cash	$265,500	$185,624
Money market instruments	504	537
Cash and cash equivalents	266,004	186,161
Corporate bonds	151,014	73,088
Asset-backed securities	28,119	37,655
Agency bonds	15,759	2,802
Treasury bills	12,918	18,912
Municipal bonds	620	4,998
Current investments	208,430	137,455
Corporate bonds	304,206	481,218
Asset-backed securities	28,389	43,940
Treasury bills	8,673	39,753
Sovereign bonds	1,930	2,119
Agency bonds	—	16,077
Municipal bonds	—	641
Non-current investments	343,198	583,748
	$817,632	$907,364
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of October 2, 2022 and December 31, 2021 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $3,011,000 and $3,037,000 as of October 2, 2022 and December 31, 2021, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s available-for-sale investments as of October 2, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$154,399	$—	$(3,385)	$151,014
Asset-backed securities	28,764	—	(645)	28,119
Agency bonds	16,140	—	(381)	15,759
Treasury bills	13,106	1	(189)	12,918
Municipal bonds	635	—	(15)	620
Non-current:
Corporate bonds	328,548	—	(24,342)	304,206
Asset-backed securities	30,227	—	(1,838)	28,389
Treasury bills	8,987	—	(314)	8,673
Sovereign bonds	2,106	—	(176)	1,930
	$582,912	$1	$(31,285)	$551,628
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 2, 2022 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$390,656	$(23,263)	$64,564	$(4,464)	$455,220	$(27,727)
Asset-backed securities	56,125	(2,455)	383	(28)	56,508	(2,483)
Treasury bills	19,427	(499)	101	(4)	19,528	(503)
Agency bonds	15,759	(381)	—	—	15,759	(381)
Sovereign bonds	1,930	(176)	—	—	1,930	(176)
Municipal bonds	620	(15)	—	—	620	(15)
	$484,517	$(26,789)	$65,048	$(4,496)	$549,565	$(31,285)

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of October 2, 2022 or December 31, 2021. There was no activity recorded in the allowance for credit losses during the three-month or nine-month periods ended October 2, 2022 or October 3, 2021.
The Company recorded no gross realized gains on the sale of debt securities for the three-month period ended October 2, 2022 and gross realized gains on the sale of debt securities totaling $133,000 for the nine-month period ended October 2, 2022, and gross realized losses on the sale of debt securities totaling $79,000 and $236,000 for the three-month and nine-month periods ended October 2, 2022, respectively. The Company recorded gross realized gains on the sale of debt securities totaling $19,000 and $87,000 for the three-month and nine-month periods ended October 3, 2021, respectively, and no gross realized losses on the sale of debt securities for the three-month and nine-month periods ended October 3, 2021. Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive loss.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 2, 2022 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$151,014	$157,264	$104,838	$42,104	$—	$455,220
Asset-backed securities	28,119	16,384	3,202	8,803	—	56,508
Treasury bills	12,918	6,265	2,408	—	—	21,591
Agency bonds	15,759	—	—	—	—	15,759
Sovereign bonds	—	970	—	960	—	1,930
Municipal bonds	620	—	—	—	—	620
	$208,430	$180,883	$110,448	$51,867	$—	$551,628

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 2, 2022	December 31, 2021
Raw materials	$55,801	$50,452
Work-in-process	1,182	5,293
Finished goods	51,570	57,357
	$108,553	$113,102
Refer to Note 17 for information regarding losses incurred from the fire at the Company's primary contract manufacturer's plant in Indonesia during the second quarter of 2022, including the impact on inventories.
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion.
As of October 2, 2022, there were two options to terminate and six options to extend that were accounted for in the determination of the lease term for outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of October 2, 2022.
The total operating lease expense for the three-month and nine-month periods ended October 2, 2022 were $2,255,000 and $6,699,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended October 2, 2022 were $2,161,000 and $6,467,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended October 2, 2022 was $35,000 and $110,000, respectively.
The total operating lease expense for the three-month and nine-month periods ended October 3, 2021 were $2,068,000 and $6,091,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended October 3, 2021 were $2,079,000 and $6,154,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended October 3, 2021 was $36,000 and $114,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2022	$2,245
2023	8,511
2024	5,794
2025	3,837
2026	2,656
2027	2,590
Thereafter	10,808
$36,441
The discounted present value of the future lease cash payments resulted in a lease liability of $33,371,000 and $25,581,000 as of October 2, 2022 and December 31, 2021, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of October 2, 2022.
In December 2021, the Company entered into a lease for a 65,000 square-foot building in Southborough, Massachusetts for a term of ten years to serve as a new distribution center for customers in the Americas. The Company has the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original ten-year term. This lease commenced during the first quarter of 2022, and therefore the Company recorded approximately $9,271,000 within "Operating lease assets" and "Operating lease liabilities" on the Consolidated Balance Sheets on the commencement date.
The weighted-average discount rate was 2.9% and 3.4% for the leases outstanding as of October 2, 2022 and December 31, 2021, respectively. The weighted-average remaining lease term was 6.7 and 5.1 years for the leases outstanding as of October 2, 2022 and December 31, 2021, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$241,713
Foreign exchange rate changes	(4,204)
Balance as of October 2, 2022	$237,509

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	17,132	7,085
Customer relationships	10,578	8,420	2,158
Non-compete agreements	710	533	177
Trademarks	110	110	—
Balance as of October 2, 2022	$73,675	$64,255	$9,420

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Distribution networks	$38,060	$38,060	$—
Completed technologies	24,217	15,234	8,983
Customer relationships	10,578	7,891	2,687
Non-compete agreements	710	492	218
Trademarks	110	110	—
Balance as of December 31, 2021	$73,675	$61,787	$11,888
As of October 2, 2022, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2022	$807
2023	2,594
2024	2,080
2025	1,757
2026	1,452
2027	730
$9,420
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2021	$5,427
Provisions for warranties issued during the period	1,733
Fulfillment of warranty obligations	(2,170)
Balance as of October 2, 2022	$4,990

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Commitments and Contingencies
As of October 2, 2022, the Company had outstanding purchase orders totaling $81,565,000 to procure inventory from various vendors, due in part to higher inventory purchases in response to global supply chain constraints. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months. The Company expects the level of outstanding purchase orders to increase for the remainder of the year as it continues to replenish inventories destroyed in the fire on June 7, 2022 at its primary contract manufacturer (refer to Note 17).
A significant portion of the Company's outstanding inventory purchase orders as of October 2, 2022, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by this contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer.
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
The Company had the following outstanding forward contracts (in thousands):

	October 2, 2022		December 31, 2021
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	70,000	$68,290	65,000	$73,748
Chinese Renminbi	175,000	25,352	54,374	8,500
Mexican Peso	185,000	9,155	140,000	6,842
Japanese Yen	600,000	4,159	600,000	5,213
British Pound	3,135	3,481	3,370	4,552
Hungarian Forint	1,280,000	2,948	1,355,000	4,155
Canadian Dollar	—	—	1,480	1,167

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	October 2, 2022	December 31, 2021	Sheet Location	October 2, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$835	$39	Accrued expenses	$442	$230

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	October 2, 2022	December 31, 2021		October 2, 2022	December 31, 2021
Gross amounts of recognized assets	$835	$39	Gross amounts of recognized liabilities	$442	$230
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$835	$39	Net amount of liabilities presented	$442	$230

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$7,161	$1,529	$15,091	$3,676

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Americas	$65,847	$113,758	$284,057	$330,012
Europe	48,930	65,146	173,561	182,161
Greater China	66,460	65,813	193,481	163,757
Other Asia	28,385	40,131	115,558	117,103
	$209,622	$284,848	$766,657	$793,033

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Standard products and services	$158,244	$212,567	$637,598	$669,215
Application-specific customer solutions	51,378	72,281	129,059	123,818
	$209,622	$284,848	$766,657	$793,033
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $15,581,000 and $10,854,000 as of October 2, 2022 and December 31, 2021, respectively.
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
The following table summarizes the allowance for credit losses activity for the nine-month period ended October 2, 2022 (in thousands):

Balance as of December 31, 2021	$776
Write-offs, net of recoveries	(36)
Foreign exchange rate changes	1
Balance as of October 2, 2022	$741

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended October 2, 2022 (in thousands):

Balance as of December 31, 2021	$35,743
Deferral of revenue billed in the current period, net of recognition	51,297
Recognition of revenue deferred in prior period	(29,351)
Foreign exchange rate changes	(2,912)
Balance as of October 2, 2022	$54,777
As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). As of October 2, 2022, the Company had 13,748,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three or four years of continuous employment or incrementally over such three or four-year period. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on RSUs or PRSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the nine-month period ended October 2, 2022:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,610	$49.38
Granted	1,399	59.79
Exercised	(158)	41.83
Forfeited or expired	(170)	58.01
Outstanding as of October 2, 2022	8,681	$51.03	6.40	$22,376
Exercisable as of October 2, 2022	4,335	$43.54	5.08	$22,334
Options vested or expected to vest as of October 2, 2022 (1)	8,189	$50.48	6.27	$22,375
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Risk-free rate	2.7%	1.4%	2.1%	1.3%
Expected dividend yield	0.54%	0.28%	0.44%	0.27%
Expected volatility	37%	39%	37%	39%
Expected term (in years)	6.4	7.1	5.5	6.0
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
The weighted-average grant-date fair values of stock options granted during the three-month and nine-month periods ended October 2, 2022 were $18.81 and $21.40, respectively, and during the three-month and nine-month periods ended October 3, 2021 were $35.64 and $33.78, respectively.
The total intrinsic values of stock options exercised for the three-month and nine-month periods ended October 2, 2022 were $516,000 and $3,615,000, respectively, and for the three-month and nine-month periods ended October 3, 2021 were $21,415,000 and $75,363,000, respectively. The total fair values of stock options vested for the three-month and nine-month periods ended October 2, 2022 were $1,159,000 and $27,882,000, respectively, and for the three-month and nine-month periods ended October 3, 2021 were $1,498,000 and $38,928,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the nine-month period ended October 2, 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	823	$65.26
Granted	691	58.44
Vested	(141)	65.33
Forfeited or expired	(61)	65.18
Nonvested as of October 2, 2022	1,312	$61.67

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month and nine-month periods ended October 2, 2022 were $47.12 and $58.44, respectively, and during the three-month and nine-month periods ended October 3, 2021 were $86.34 and $87.38, respectively. There were 67,000 and 141,000 RSUs that vested during the three-month and nine-month periods ended October 2, 2022, respectively, and 0 and 15,000 that vested during the three-month and nine-month periods ended October 3, 2021, respectively.
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the nine-month period ended October 2, 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	—	$—
Granted	33	62.49
Vested	—	—
Forfeited or expired	—	—
Nonvested as of October 2, 2022	33	$62.49
No PRSUs were granted or vested during the three-month period ended October 2, 2022. No PRSUs were granted or vested during the three-month and nine-month periods ended October 3, 2021.
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
As of October 2, 2022, total unrecognized compensation expense related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $68,089,000, which is expected to be recognized over a weighted-average period of 1.6 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 2, 2022 were $13,366,000 and $2,133,000, respectively, and for the nine-month period ended October 2, 2022 were $41,419,000 and $6,496,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 3, 2021 were $10,614,000 and $1,637,000, respectively, and for the nine-month period ended October 3, 2021 were $33,353,000 and $5,101,000, respectively. No compensation expense was capitalized as of October 2, 2022 or December 31, 2021.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of revenue	$468	$366	$1,513	$965
Research, development, and engineering	4,209	3,091	12,508	10,158
Selling, general, and administrative	8,689	7,157	27,398	22,230
	$13,366	$10,614	$41,419	$33,353

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Stock Repurchase Program
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of October 2, 2022, the Company repurchased 2,737,000 shares at a cost of $200,000,000 under this program, including 1,677,000 shares at a cost of $117,000,000 during the first quarter of 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. During the nine-month period ended October 2, 2022, the Company repurchased 1,125,000 shares, and an additional 5,000 shares that were repurchased in 2021 and settled in 2022, at a total cost of $61,387,000 under this additional authorization, leaving a remaining balance of $438,613,000 as of October 2, 2022. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
NOTE 15: Income Taxes
The Company's effective tax rate was 14% and 16% for the three-month and nine-month periods ended October 2, 2022, respectively, and 11% and 13% for the three-month and nine-month periods ended October 3, 2021, respectively.
The Company recorded a net discrete tax benefit totaling $930,000 and a net discrete tax expense totaling $616,000 for the three-month and nine-month periods ended October 2, 2022, respectively, and net discrete tax benefits totaling $6,262,000 and $12,365,000 for the same periods in 2021.
Discrete tax items for the three-month and nine-month periods ended October 2, 2022 included (1) a decrease in tax expense during the three-month and nine-month periods ended October 2, 2022 of $928,000 and $3,368,000, respectively, arising from the impact of the loss from fire recorded (refer to Note 17), (2) an increase in tax expense of $1,417,000 arising from an Internal Revenue Service (IRS) audit recorded during the three-month period ended April 3, 2022, which was offset by a decrease in tax expense of $2,519,000 related to releases of reserves for income taxes due to the closure of this Internal Revenue Service (IRS) audit during the three-month period ended July 3, 2022, (3) an increase in tax expense of $1,734,000 to establish a full valuation allowance against deferred tax assets related to foreign tax credits during the three-month period ended April 3, 2022, (4) an increase in tax expense of $883,000 and $4,236,000 during the three-month and nine-month periods ended October 2, 2022, respectively, primarily consisting of transfer pricing and return-to-provision adjustments, and (5) a decrease in tax expense of $884,000 during both the three-month and nine-month periods ended October 2, 2022 related to the release of tax reserves due to closed periods.
Discrete tax items for the three-month and nine-month periods ended October 3, 2021 included a decrease in tax expense of $3,250,000 and $9,888,000, respectively, related to stock-based compensation, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. This impact was not material for the three-month and nine-month periods ended October 2, 2022. The remaining discrete tax benefits for the three-month and nine-month periods ended October 3, 2021 of $3,012,000 and $2,477,000, respectively, consisted of primarily return-to-provision adjustments and the release of tax reserves.
Excluding the impact of these discrete tax items, the Company’s effective tax rate was 16% for both the three-month and nine-month periods ended October 2, 2022, and 18% for both the three-month and nine-month periods ended October 3, 2021.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 22% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a lower effective tax rate for the three-month and nine-month periods ended October 2, 2022 as compared to the same periods in 2021 due to more of the Company's profits being earned and taxed in lower tax jurisdictions. The remaining decrease in the effective tax rate for the three-month and nine-month periods was primarily attributable to lower state taxes.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s reserve for income taxes, including gross interest and penalties, was $12,772,000 as of October 2, 2022, which included $12,204,000 classified as a non-current liability and $568,000 recorded as a reduction to non-current deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2019 through 2020 remain open to examination by the IRS, and 2017 through 2020 remain open to examination by various state tax authorities. The tax years 2016 through 2021 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates. The Company received the Closing Letter for Agreed Income Tax Cases from the IRS and the Company is no longer under audit by the IRS for the tax years 2017 and 2018. The Company is no longer under audit by the Commonwealth of Massachusetts for tax years 2017 and 2018. These audits were completed during the nine-month period ended October 2, 2022 and resulted in no material tax impact to the Company's financial statements.
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic weighted-average common shares outstanding	173,256	176,812	173,640	176,572
Effect of dilutive equity awards	1,071	3,530	1,593	3,537
Weighted-average common and common-equivalent shares outstanding	174,327	180,342	175,233	180,109

Stock options to purchase 6,167,000 and 3,297,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 2, 2022, respectively, and 586,000 and 655,000 for the same periods in 2021, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 607,000 and 26,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 2, 2022, respectively, and 1,000 for both the three-month and nine-month periods in 2021, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. PRSUs totaling 33,000 and 0 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 2, 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. There were no anti-dilutive PRSUs outstanding, on a weighted-average basis, during the three-month and nine-month periods October 3, 2021.
NOTE 17: Loss from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia. The fire destroyed a significant amount of Cognex-owned consigned inventories as well as component inventories owned by the contract manufacturer that were designated for Cognex products. There was no significant damage to the Company's production equipment. Since the date of the fire and through the date of financial statement issuance, the Company has worked with the contract manufacturer to assess the damage, resume production, and replenish inventories destroyed by the fire. Additionally, beginning last year, the Company has been working to ramp up an additional contract manufacturer to further mitigate risk, diversify supply chain, and expand production capacity. We expect this additional contract manufacturer to commence production later in the year. As a result of the fire, the Company recorded $47,794,000 in gross losses in 2022, including $44,903,000 during the three-month period ended July 3, 2022 and $2,891,000 during the three-month period ended October 2, 2022. Gross losses related to $37,643,000 of primarily Cognex-owned inventory that was destroyed or deemed to have a net realizable value of zero, $8,184,000 of primarily prepayments related to Cognex-designated components that were owned by the contract manufacturer, and $1,967,000 related to deleveraging of costs related to our distribution centers.
Based on the provisions of the Company's insurance policies, the gross losses have been reduced by the estimated insurance proceeds expected to be received from the Company’s insurance carrier. The Company has determined that partial recovery of the incurred losses is probable and therefore recorded an insurance recovery of $27,500,000

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
during the three-month period ended July 3, 2022. The insurance receivable is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as of October 2, 2022. Gross losses, net of insurance recovery, total $2,891,000 and $20,294,000 for the three-month and nine-month periods ended October 2, 2022, respectively, and are presented in the caption “Loss from fire” on the Consolidated Statements of Operations. Subsequent to the October 2, 2022 balance sheet date, but prior to the date of financial statement issuance, the Company received insurance proceeds of $27,560,000 from the Company's insurance carrier. In the fourth quarter of 2022, the loss from fire will be reduced by the proceeds received in excess of the original estimated insurance recovery recorded of $27,500,000.
As of October 2, 2022 and through the date of financial statement issuance, management cannot yet estimate additional recoveries that could be available from the contract manufacturer. Any future, additional recoveries in excess of recognized losses will be treated as gain contingencies and will be recognized when the gain is realized or realizable. There can be no assurance, however, that the insurance coverage and/or recoveries from the contract manufacturer will be available to cover the losses from the fire.
After considering all the relevant events and circumstances resulting from the fire, management does not believe that the carrying value of the Company exceeds its fair value, or that the carrying amount of the Company’s intangible assets may not be recoverable. As such, no goodwill or intangible asset impairment charges were recorded during 2022 as a result of the fire.
NOTE 18: Subsequent Events
On November 3, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on December 2, 2022 to all shareholders of record as of the close of business on November 18, 2022.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the expected impact of the fire at our primary contract manufacturer's warehouse on our assets, business and results of operations and related insurance recoveries, customer demand and order rates and timing of related revenue, managing supply shortages, delivery lead times, future product mix, research and development activities, sales and marketing activities, new product offerings and product development activities, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the reliance on key suppliers such as our primary contract manufacturer to manufacture and deliver quality products; (2) delays in the delivery of our products, the failure to meet delivery schedules, and resulting customer dissatisfaction or loss of sales; (3) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (4) the failure to effectively manage product transitions or accurately forecast customer demand; (5) the inability to manage disruptions to our distribution centers or to our key suppliers; (6) the inability to design and manufacture high-quality products; (7) the impact, duration, and severity of the COVID-19 pandemic, including the availability and effectiveness of vaccines as well as government lockdowns; (8) the loss of, or curtailment of purchases by, large customers in the logistics or consumer electronics industries; (9) information security breaches; (10) the inability to protect our proprietary technology and intellectual property; (11) the inability to attract and retain skilled employees and maintain our unique corporate culture; (12) the technological obsolescence of current products and the inability to develop new products; (13) the failure to properly manage the distribution of products and services, including the management of lead times and delivery dates; (14) the impact of competitive pressures; (15) the challenges in integrating and achieving expected results from acquired businesses; (16) potential disruptions in our business systems; (17) potential impairment charges with respect to our investments or acquired intangible assets; (18) exposure to additional tax liabilities; (19) fluctuations in foreign currency exchange rates and the use of derivative instruments; (20) unfavorable global economic conditions, including increases in interest rates and high inflation rates; (21) business disruptions from natural or man-made disasters, such as fire, or public health issues; (22) economic, political, and other risks associated with international sales and operations, including the impact of the war in Ukraine; and (23) our involvement in time-consuming and costly litigation. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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

Revenue for the third quarter of 2022 totaled $209,622,000, representing a decrease of 26% from the third quarter of 2021. The decrease was driven by three primary factors: (i) lower revenue from the logistics industry as a result of the slowing of large customer projects due to a slowdown in capacity expansion for e-commerce fulfillment; (ii) the impact of the fire on June 7, 2022 at our primary contract manufacturer in Indonesia, which destroyed a large amount of component inventory limiting our ability to fulfill certain orders in the quarter; and (iii) the unfavorable impact of foreign currency exchange rate changes on revenue. Gross margin as a percentage of revenue was 73% for the third quarter of 2022 compared to 70% for the third quarter of 2021 due to a more favorable revenue mix, partially offset by the unfavorable effect of currency exchange rates on revenue.
Operating expenses of $112,216,000 were flat for the third quarter of 2022 over the prior year. On June 7, 2022, our primary third-party contract manufacturer suffered a fire at its Indonesian facility destroying a large portion of the Company's component inventories. In the third quarter, the Company recorded a loss of $2,891,000 primarily related to the deleveraging of fixed costs of distribution centers and inventory write-offs for products deemed to have a net realizable value of zero as a result of the fire. Excluding this recorded loss from fire, operating expenses were 2% lower from the third quarter of 2021 due primarily to lower incentive compensation and the favorable impact of foreign currency exchange rate changes on expenses, partially offset by additional headcount to support our continued growth plans and salary increases provided to employees related to merit and promotions.
As a result of the lower revenue level, operating income declined to 19% of revenue for the third quarter of 2022 as compared to 31% of revenue for the third quarter of 2021. Operating income, excluding the impact of the recorded loss from fire of $2,891,000, was 20% of revenue for the third quarter of 2022. Tax expense declined as a result of lower operating income in the third quarter of 2022 as compared to the third quarter of 2021. Net income declined to 16% of revenue for the third quarter of 2022 from 28% of revenue for the third quarter of 2021.
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
Revenue
Revenue decreased by $75,226,000, or 26%, for the three-month period and decreased by $26,376,000, or 3%, for the nine-month period compared to the same periods in 2021. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in 2022 as compared to 2021. Excluding the impact of foreign currency exchange rate changes, revenue decreased 21% for the three-month period and was flat for the nine-month period compared to the same periods in 2021.
The largest contributors to the revenue decline over the prior year for the three-month and nine-month periods were lower revenue from the logistics industry as a result of the slowing of large customer projects, the impact of the fire at our primary contract manufacturer in Indonesia, which destroyed a large amount of component inventory limiting our ability to fulfill certain orders, and the unfavorable impact of foreign currency exchange rate changes on revenue.
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas decreased from the prior year by 42% for the three-month period and 14% for the nine-month period compared to the same periods in 2021. The decrease in revenue for the three-month and nine-month periods was primarily driven by lower revenue from customers in the logistics industry due to the slowing of large customer projects and the impact of the June fire on inventory levels, partially offset by increases in the automotive industry.
•Revenue from customers based in Europe decreased by 25% for the three-month period and 5% for the nine-month period compared to the same periods in 2021. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in 2022, as sales denominated in Euros were translated into U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe decreased by 13% for the three-month period, due to a decline in revenue from customers in the logistics industry due to the slowing of large customer projects and the impact of the June fire on inventory levels. Excluding the impact of foreign currency exchange rate changes, revenue increased 5% for the nine-month period with broad-based growth across a variety of industries.
•Revenue from customers based in Greater China was flat for the three-month period and increased 18% for the nine-month period compared to the same periods in 2021. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China increased 5% for the three-month period and 21% for the nine-month period. The increase in the three-month period was led by strong growth in consumer electronics revenue, partially offset by the impact of the June fire on inventory levels. The increase in revenue for the nine-month period came from customers in multiple industries, led by strong growth in consumer electronics.
•Revenue from other countries in Asia decreased by 29% for the three-month period and was flat for the nine-month period compared to the same periods in 2021. Excluding the impact of foreign currency exchange rate changes, revenue decreased by 20% for the three-month period due to declines in revenue from customers in multiple industries and the impact of the June fire on inventory levels. Excluding the impact of foreign currency exchange rate changes, revenue increased 6% for the nine-month period, as a result of increases in revenue from customers in the automotive and logistics industries.
As of the date of this report, we currently expect that revenue for the fourth quarter of 2022 will be significantly higher than the third quarter of 2022. Production has resumed at our primary contract manufacturer in Indonesia and component inventory has returned to more typical levels. We currently expect that revenue for the fourth quarter of 2022 will be roughly flat with the fourth quarter of 2021 as we anticipate that lower spending on large customer projects in the logistics industry and the unfavorable impact of foreign currency exchange rate changes will be offset by broad-based growth in other industries.

Gross Margin
Gross margin as a percentage of revenue was 73% and 72% for the three-month and nine-month periods in 2022 compared to 70% and 74% for the three-month and nine-month periods in 2021, respectively. The increase in the three-month period was due to a more favorable revenue mix, partially offset by the unfavorable effect of foreign currency exchange rates on revenue. The decrease in the nine-month period was due to higher prices to purchase inventories, including higher cost of components, due largely to global supply chain constraints, which include broker-buy purchases at higher-than-normal prices, offset slightly by an overall, more favorable revenue mix.
As of the date of this report, we currently expect that gross margin as a percentage of revenue for the fourth quarter of 2022 will be in the low 70% range. The expected gross margin percentage reflects our expectations that higher inventory purchase prices will continue to put pressure on margins throughout and beyond the fourth quarter of 2022 as the cost to replenish inventories destroyed by the June fire includes broker-buy purchases at higher-than-normal prices, which will be expensed as inventory is sold.
Operating Expenses
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $522,000, or 2%, for the three-month period and increased by $4,116,000, or 4%, for the nine-month period compared to the same periods in 2021 as detailed in the table below (in thousands).

	Three-month period	Nine-month period
RD&E expenses in 2021	$34,476	$99,883
Personnel-related costs	2,535	6,117
Stock-based compensation expense	1,282	2,776
Incentive compensation	(2,620)	(3,997)
Foreign currency exchange rate changes	(1,905)	(4,063)
Other	186	3,283
RD&E expenses in 2022	$33,954	$103,999
Personnel-related costs increased due to headcount additions to support new product initiatives and salary increases provided to employees as part of merit and promotion process. Stock-based compensation expense was also higher than the prior year due to a higher level of stock-based grants at a higher average economic value, as well as the impact of a forfeiture rate true-up that resulted in higher expense.
These increases were offset by lower incentive compensation expenses than the prior year. Relevant performance goals for these compensation plans are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. In contrast to the current year, performance goals set for 2021 incentive bonuses were exceeded, resulting in a higher level of bonus expense recorded in 2021. RD&E expenses were also lower than the prior year primarily due to the impact of foreign currency exchange rate changes, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.
RD&E expenses as a percentage of revenue were 16% and 14% for the three-month period and nine-month period, respectively, compared to 12% and 13% for the same periods in 2021. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $1,742,000, or 2%, for the three-month period and increased $9,776,000, or 4%, for the nine-month period compared to the same periods in 2021 as detailed in the table below (in thousands).

	Three-month period	Nine-month period
SG&A expenses in 2021	$77,113	$226,380
Personnel-related costs	5,977	19,814
Stock-based compensation expense	1,708	5,574
Travel expenses	1,675	4,631
Sales demonstration equipment	(429)	637
Incentive compensation	(6,977)	(16,041)
Foreign currency exchange rate changes	(4,275)	(9,512)
Other	579	4,673
SG&A expenses in 2022	$75,371	$236,156
Personnel-related costs increased due to headcount additions, primarily for Sales personnel to support the Company's anticipated revenue growth, and salary increases provided to employees given the increasingly competitive job market within certain regions and specialties. In addition to salaries and fringe benefits, these personnel-related costs included sales commissions and travel expenses related to the additional headcount. Stock-based compensation expense was also higher than the prior year due to a higher average economic value of stock-based grants, as well as the impact of a forfeiture rate true-up that resulted in higher expense. While travel expenses increased due to the number of sales personnel added, expenses also increased due to a higher level of travel activity as restrictions related to COVID-19 continued to ease. Higher spending on sales demonstration equipment tied to new product launches in the first quarter also contributed to the year-to-date increase.
These increases were offset by lower incentive compensation expenses than the prior year, which included sales commissions and incentive bonuses. Relevant performance goals for these plans are set at the beginning of each year, with the ability to earn upside if the goals are exceeded. In contrast to the current year, performance goals set for 2021 incentive bonuses were exceeded, resulting in a higher level of bonus expense recorded in 2021. SG&A expenses were also lower than the prior year due to the impact of foreign currency exchange rate changes, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.
Loss from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia. The fire destroyed a significant amount of Cognex-owned consigned inventories, as well as component inventories owned by the contract manufacturer that were designated for Cognex products. There was no significant damage to the Company's production equipment. Since the date of the fire and continuing through the date of this report, the Company has worked with the contract manufacturer to assess the damage, resume production, and replenish inventories destroyed by the fire. Additionally, beginning last year, the Company has been working to ramp up an additional contract manufacturer to further mitigate risk, diversify supply chain, and expand production capacity. We expect this additional contract manufacturer to commence production later in the year. As a result of the fire, the

Company recorded $47,794,000 in gross losses in 2022, including $44,903,000 in the second quarter and $2,891,000 in the third quarter. Gross losses related to $37,643,000 of Cognex-owned inventories, $8,184,000 of primarily prepayments related to Cognex-designated components that were owned by the contract manufacturer, and $1,967,000 related to deleveraging of costs related to our distribution centers.
Based on the provisions of the Company's insurance policies, the gross losses have been reduced by the estimated insurance proceeds expected to be received from the Company’s insurance carrier. The Company has determined that partial recovery of the incurred losses is probable and therefore recorded an insurance recovery of $27,500,000 in the second quarter of 2022. Gross losses, net of insurance recovery, total $2,891,000 and $20,294,000 for the three-month and nine-month periods ended October 2, 2022, respectively, and are presented in the caption “Loss from fire” on the Consolidated Statements of Operations. Subsequent to the October 2, 2022 balance sheet date, but prior to the date of financial statement issuance, the Company received insurance proceeds of $27,560,000 from the Company's insurance carrier. In the fourth quarter of 2022, the loss from fire will be reduced by the proceeds received in excess of the original estimated insurance recovery recorded of $27,500,000.
As of October 2, 2022 and through the date of financial statement issuance, management cannot yet estimate additional recoveries that could be available from the contract manufacturer. Any future, additional recoveries in excess of recognized losses will be treated as gain contingencies and will be recognized when the gain is realized or realizable. There can be no assurance, however, that the insurance coverage and/or recoveries from the contract manufacturer will be available to cover the losses from the fire.
Non-operating Income (Expense)
The Company recorded foreign currency losses of $1,880,000 and $4,367,000 for the three-month and nine-month periods in 2022, respectively, compared to foreign currency losses of $586,000 and $2,233,000 for the same periods in 2021. Foreign currency gains and losses result primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income decreased $332,000, or 19%, for the three-month period and $636,000, or 13%, for the nine-month period, compared to the same periods in 2021. The decrease for the three-month period was due primarily to lower investment balances, partially offset by higher yields on the Company's portfolio of debt securities. The decrease in the nine-month period was due to lower investment balances and lower yields on the Company's portfolio of debt securities year-to-date.
The Company recorded other expense of $214,000 and $450,000 for the three-month and nine-month periods in 2022, respectively, compared to $125,000 and $420,000 for the same periods in 2021.
Income Tax Expense (Benefit)
The Company's effective tax rate was 14% and 16% for the three-month and nine-month periods ended October 2, 2022, respectively, and 11% and 13% for the three-month and nine-month periods ended October 3, 2021, respectively.
The Company recorded a net discrete tax benefit totaling $930,000 and a net discrete tax expense totaling $616,000 for the three-month and nine-month periods ended October 2, 2022, respectively, and net discrete tax benefits totaling $6,262,000 and $12,365,000 for the same periods in 2021.
Discrete tax items for the three-month and nine-month periods ended October 2, 2022 included (1) a decrease in tax expense during the three-month and nine-month periods ended October 2, 2022 of $928,000 and $3,368,000, respectively, arising from the impact of the loss from fire recorded (refer to Note 17), (2) an increase in tax expense of $1,417,000 arising from an Internal Revenue Service (IRS) audit recorded during the three-month period ended April 3, 2022, which was offset by a decrease in tax expense of $2,519,000 related to releases of reserves for income taxes due to the closure of this Internal Revenue Service (IRS) audit during the three-month period ended July 3, 2022, (3) an increase in tax expense of $1,734,000 to establish a full valuation allowance against deferred tax assets related to foreign tax credits during the three-month period ended April 3, 2022, (4) an increase in tax expense of $883,000 and $4,236,000 during the three-month and nine-month periods ended October 2, 2022, respectively, primarily consisting of transfer pricing and return-to-provision adjustments, and (5) a decrease in tax expense of $884,000 during both the three-month and nine-month periods ended October 2, 2022 related to the release of tax reserves due to closed periods.
Discrete tax items for the three-month and nine-month periods ended October 3, 2021 included a decrease in tax expense of $3,250,000 and $9,888,000, respectively, related to stock-based compensation, primarily from the excess tax benefit arising from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes from stock option exercises. This impact was not material for the three-month and nine-month periods ended October 2, 2022. The remaining discrete tax benefits for the three-month and nine-month periods ended October 3, 2021 of $3,012,000 and $2,477,000, respectively, consisted of primarily return-to-provision adjustments and the release of tax reserves.
Excluding the impact of these discrete items, the Company’s effective tax rate was 16% for both the three-month and nine-month periods ended October 2, 2022, and 18% for both the three-month and nine-month periods ended October 3, 2021. The decrease in the effective tax rate for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021 was due to more of the Company's profits being earned and taxed in lower tax jurisdictions, as well as lower state taxes.
The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows, approach to stock repurchases, or financial position when it becomes effective.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $817,632,000 as of October 2, 2022. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments that maintain liquidity.
The Company’s cash requirements for the nine-month period in 2022 were primarily met with positive cash flows from operations, as well as the sale and maturity of investments. Cash requirements consisted of operating activities, the repurchase of common stock, the payment of dividends, and capital expenditures. Cash flows from operating activities included the purchase of inventories intended to support higher business levels, secure key strategic components to meet customer demand, and carry higher stocking levels to mitigate the Company's exposure to demand changes or supply disruptions. It is expected that payments related to the Company's outstanding inventory purchase orders, which total $81,565,000 as of October 2, 2022 (refer to Note 10), will result in significant cash outflows for inventories through the remainder of the year and thereafter. This is due in part to the Company's efforts to replenish inventories destroyed by the fire on June 7, 2022 at the Company's primary contract manufacturer.
Capital expenditures for the nine-month period in 2022 totaled $15,605,000 and consisted primarily of computer hardware and software, manufacturing test equipment related to new product introductions, and leasehold improvements related to a new distribution center in Southborough, Massachusetts. During the first quarter of 2022, the Company placed into service new business systems related to its sales process. The Company expects to continue to make investments in its business systems intended to improve productivity or provide competitive advantages, although these investments are not expected to be material over the long term.
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. As of October 2, 2022, the Company repurchased 2,737,000 shares at a cost of $200,000,000 under this program, including 1,677,000 shares at a cost of $117,000,000 during the first quarter of 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. During the nine-month period ended October 2, 2022, the Company repurchased 1,125,000 shares, and an additional 5,000 shares that were repurchased in 2021 and settled in 2022, at a total cost of $61,387,000 under this additional authorization, leaving a remaining balance of $438,613,000 as of October 2, 2022. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

The Company’s Board of Directors declared and paid cash dividends of $0.065 per share for the first, second and third quarters of 2022, totaling $33,837,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 2, 2022 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On June 7, 2022, our primary contract manufacturer experienced a fire at its plant in Indonesia. The fire destroyed a significant amount of Cognex-owned consigned inventories as well as component inventories owned by the contract manufacturer that were designated for Cognex products. Since the date of the fire and continuing through the date of this report, we have worked with the contract manufacturer to assess the damage, resume production, and replenish inventories destroyed by the fire. We also have been working to ramp up an additional contract manufacturer to further mitigate risk, diversify supply chain, and expand production capacity. We expect this additional contract manufacturer to commence production later in the year, although no assurances can be made in this regard.
Our inability to manufacture and deliver quality product in a timely manner to our customers as a result of the fire could result in delayed shipments, loss of sales and/or customer dissatisfaction, any of which could adversely impact our business, financial condition or results of operations. Delays in customer orders also would result in delayed revenue recognition which could impact our operating results in a particular quarter. We cannot predict the extent to which orders may be delayed or sales may be lost. In addition, our efforts to replenish the inventory lost in the fire may include purchases at higher-than-normal prices to increase speed to production, which would put pressure on our operating margins. We also can provide no assurance that insurance coverage and/or recoveries from the contract manufacturer will be available to cover our losses from the fire. Our assessment of the impact of the fire on our business remains ongoing as of the date of this report and, as a result, we cannot predict the full extent of the impact that the fire may have on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 2, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2022 - July 31, 2022	—	$—	—	$462,683,000
August 1, 2022 - August 28, 2022	211,000	46.75	211,000	452,827,000
August 29, 2022 - October 2, 2022	329,000	43.20	329,000	438,613,000
Total	540,000	$44.58	540,000	$438,613,000
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

Date:	November 3, 2022	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)