Form 10-Q
period 2023-04-02
COGNEX CORP
filed 2023-05-04
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2023 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of April 2, 2023, there were 172,601,360 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 2, 2023	April 3, 2022
	(unaudited)
Revenue	$201,124	$282,407
Cost of revenue	57,384	78,790
Gross margin	143,740	203,617
Research, development, and engineering expenses	38,542	36,054
Selling, general, and administrative expenses	83,037	80,835
Operating income	22,161	86,728
Foreign currency gain (loss)	394	(444)
Investment income	3,587	1,468
Other income (expense)	73	(48)
Income before income tax expense	26,215	87,704
Income tax expense	600	20,371
Net income	$25,615	$67,333

Net income per weighted-average common and common-equivalent share:
Basic	$0.15	$0.39
Diluted	$0.15	$0.38

Weighted-average common and common-equivalent shares outstanding:
Basic	172,624	174,146
Diluted	173,903	176,668

Cash dividends per common share	$0.070	$0.065

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended
	April 2, 2023	April 3, 2022
	(unaudited)
Net income	$25,615	$67,333
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $1,858 and $(4,036) in the three-month periods, respectively	5,426	(13,548)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	—	36
Net change related to available-for-sale investments	5,426	(13,512)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(359)	(2,111)
Net change related to foreign currency translation adjustments	(359)	(2,111)

Other comprehensive income (loss), net of tax	5,067	(15,623)
Total comprehensive income	$30,682	$51,710

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 2, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,171	$181,374
Current investments, amortized cost of $220,943 and $223,545 in 2023 and 2022, respectively, allowance for credit losses of $0 in 2023 and 2022	216,703	218,759
Accounts receivable, allowance for credit losses of $1,001 and $730 in 2023 and 2022, respectively	144,154	125,417
Unbilled revenue	2,354	2,179
Inventories	127,147	122,480
Prepaid expenses and other current assets	67,634	67,490
Total current assets	722,163	717,699
Non-current investments, amortized cost of $478,329 and $476,148 in 2023 and 2022, respectively, allowance for credit losses of $0 in 2023 and 2022	463,039	454,117
Property, plant, and equipment, net	81,274	79,714
Operating lease assets	37,769	37,682
Goodwill	242,041	242,630
Intangible assets, net	11,472	12,414
Deferred income taxes	409,583	407,241
Other assets	6,725	6,643
Total assets	$1,974,066	$1,958,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,939	$27,103
Accrued expenses	83,527	93,235
Accrued income taxes	37,529	18,129
Deferred revenue and customer deposits	57,805	40,787
Operating lease liabilities	8,177	8,454
Total current liabilities	213,977	187,708
Non-current operating lease liabilities	31,389	31,298
Deferred income taxes	243,557	249,961
Reserve for income taxes	20,030	15,866
Non-current accrued income taxes	18,338	33,008
Other liabilities	444	1,905
Total liabilities	527,735	519,746

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2023 and 2022, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2023 and 2022, respectively; issued and outstanding: 172,601 and 172,631 shares in 2023 and 2022, respectively	345	345
Additional paid-in capital	992,690	979,167
Retained earnings	517,526	528,179
Accumulated other comprehensive loss, net of tax	(64,230)	(69,297)
Total shareholders’ equity	1,446,331	1,438,394
Total liabilities and shareholders' equity	$1,974,066	$1,958,140

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 2, 2023	April 3, 2022
	(unaudited)
Cash flows from operating activities:
Net income	$25,615	$67,333
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	16,579	15,056
Depreciation of property, plant, and equipment	3,986	4,117
Amortization of intangible assets	942	840
Excess and obsolete inventory charges	788	379
Amortization of discounts or premiums on investments	700	1,402
Realized loss (gain) on sale of investments	—	36
Change in deferred income taxes	(10,656)	(3,891)
Change in operating assets and liabilities:
Accounts receivable	(18,455)	(24,700)
Unbilled revenue	(173)	2,144
Inventories	(5,338)	(23,900)
Prepaid expenses and other current assets	231	4,212
Accounts payable	(192)	708
Accrued expenses	(9,942)	(28,718)
Accrued income taxes	4,721	16,745
Deferred revenue and customer deposits	17,003	18,712
Other	1,744	(958)
Net cash provided by operating activities	27,553	49,517
Cash flows from investing activities:
Purchases of investments	(46,480)	(39,155)
Maturities and sales of investments	46,199	112,976
Purchases of property, plant, and equipment	(5,507)	(4,585)
Net cash provided by (used in) investing activities	(5,788)	69,236
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(3,055)	3,594
Repurchase of common stock	(24,178)	(130,405)
Payment of dividends	(12,091)	(11,303)
Net cash provided by (used in) financing activities	(39,324)	(138,114)
Effect of foreign exchange rate changes on cash and cash equivalents	356	(1,031)
Net change in cash and cash equivalents	(17,203)	(20,392)
Cash and cash equivalents at beginning of period	181,374	186,161
Cash and cash equivalents at end of period	$164,171	$165,769

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	172,631	$345	$979,167	$528,179	$(69,297)	$1,438,394
Net issuance of common stock under stock plans	449	1	(3,056)	—	—	(3,055)
Repurchase of common stock	(479)	(1)	—	(24,177)	—	(24,178)
Stock-based compensation expense	—	—	16,579	—	—	16,579
Payment of dividends ($0.070 per common share)	—	—	—	(12,091)	—	(12,091)
Net income	—	—	—	25,615	—	25,615
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,858	—	—	—	—	5,426	5,426
Foreign currency translation adjustment	—	—	—	—	(359)	(359)
Balance as of April 2, 2023 (unaudited)	172,601	$345	$992,690	$517,526	$(64,230)	$1,446,331

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2021	175,481	$351	$914,802	$562,882	$(47,942)	$1,430,093
Net issuance of common stock under stock plans	136	—	3,594	—	—	3,594
Repurchase of common stock	(1,879)	(4)	—	(130,401)	—	(130,405)
Stock-based compensation expense	—	—	15,056	—	—	15,056
Payment of dividends ($0.065 per common share)	—	—	—	(11,303)	—	(11,303)
Net income	—	—	—	67,333	—	67,333
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(4,036)	—	—	—	—	(13,548)	(13,548)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	(2,111)	(2,111)
Balance as of April 3, 2022 (unaudited)	173,738	$347	$933,452	$488,511	$(63,565)	$1,358,745

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles (GAAP). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a full description of other significant accounting policies.
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, and financial statement reclassifications necessary to present fairly the Company’s financial position as of April 2, 2023, and the results of its operations for the three-month periods ended April 2, 2023 and April 3, 2022, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 2, 2023 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of April 2, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$3,618	$—	$—
Corporate bonds	—	545,863	—
Treasury bills	—	61,112	—
Asset-backed securities	—	54,146	—
Agency bonds	—	16,038	—
Sovereign bonds	—	1,954	—
Municipal bonds	—	629	—
Economic hedge forward contracts	—	154	—
Liabilities:
Economic hedge forward contracts	—	74	—
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
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month periods ended April 2, 2023 or April 3, 2022.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	April 2, 2023	December 31, 2022
Cash	$160,553	$180,959
Money market instruments	3,618	415
Cash and cash equivalents	164,171	181,374
Corporate bonds	160,320	164,055
Asset-backed securities	31,265	26,890
Agency bonds	16,038	15,858
Treasury bills	8,451	11,332
Municipal bonds	629	624
Current investments	216,703	218,759
Corporate bonds	385,543	374,440
Treasury bills	52,661	44,214
Asset-backed securities	22,881	33,539
Sovereign bonds	1,954	1,924
Non-current investments	463,039	454,117
	$843,913	$854,250
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of April 2, 2023 and December 31, 2022 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $4,559,000 and $3,620,000 as of April 2, 2023 and December 31, 2022, respectively.
The following table summarizes the Company’s available-for-sale investments as of April 2, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$163,537	$3	$(3,220)	$160,320
Asset-backed securities	32,016	—	(751)	31,265
Agency bonds	16,148	—	(110)	16,038
Treasury bills	8,607	—	(156)	8,451
Municipal bonds	635	—	(6)	629
Non-current:
Corporate bonds	400,051	1,623	(16,131)	385,543
Treasury bills	52,290	489	(118)	52,661
Asset-backed securities	23,905	117	(1,141)	22,881
Sovereign bonds	2,083	—	(129)	1,954
	$699,272	$2,232	$(21,762)	$679,742

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 2, 2023 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$81,931	$(1,098)	$350,244	$(18,253)	$432,175	$(19,351)
Asset-backed securities	10,998	(213)	32,783	(1,679)	43,781	(1,892)
Agency bonds	—	—	16,037	(110)	16,037	(110)
Treasury bills	4,878	(117)	8,451	(157)	13,329	(274)
Sovereign bonds	—	—	1,954	(129)	1,954	(129)
Municipal bonds	629	(6)	—	—	629	(6)
	$98,436	$(1,434)	$409,469	$(20,328)	$507,905	$(21,762)

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of April 2, 2023 or December 31, 2022. There was no activity recorded in the allowance for credit losses during the three-month periods ended April 2, 2023 or April 3, 2022. Management currently intends to hold these securities to full value recovery at maturity.
The Company recorded no gross realized gains or gross realized losses on the sale of debt securities for the three-month period ended April 2, 2023. The Company recorded gross realized gains and gross realized losses on the sale of debt securities totaling $118,000 and $154,000, respectively, for the three-month period ended April 3, 2022. Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive loss.
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 2, 2023 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$160,320	$166,170	$87,347	$63,241	$66,558	$2,227	$545,863
Treasury bills	8,451	3,414	15,156	17,837	16,254	—	61,112
Asset-backed securities	31,265	2,579	12,599	7,703	—	—	54,146
Agency bonds	16,038	—	—	—	—	—	16,038
Sovereign bonds	—	978	976	—	—	—	1,954
Municipal bonds	629	—	—	—	—	—	629
	$216,703	$173,141	$116,078	$88,781	$82,812	$2,227	$679,742

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	April 2, 2023	December 31, 2022
Raw materials	$77,520	$71,720
Work-in-process	1,489	906
Finished goods	48,138	49,854
	$127,147	$122,480

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion.
As of April 2, 2023, there was one option to terminate and eighteen options to extend that were accounted for in the determination of the lease term for outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of April 2, 2023.
The total operating lease expense for the three-month periods ended April 2, 2023 and April 3, 2022 were $2,392,000 and $2,229,000, respectively. The total operating lease cash payments for the three-month periods ended April 2, 2023 and April 3, 2022 were $2,404,000 and $2,079,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month periods ended April 2, 2023 and April 3, 2022 was $24,000 and $38,000, respectively.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2023	$7,284
2024	7,530
2025	5,477
2026	4,221
2027	3,716
2028	3,448
Thereafter	12,769
$44,445
The discounted present value of the future lease cash payments resulted in a total lease liability of $39,566,000 and $39,752,000 as of April 2, 2023 and December 31, 2022, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of April 2, 2023.
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
The weighted-average discount rate was 3.3% for the leases outstanding as of both April 2, 2023 and December 31, 2022. The weighted-average remaining lease term was 7.6 and 7.8 years for the leases outstanding as of April 2, 2023 and December 31, 2022, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2022	$242,630
Foreign exchange rate changes	(589)
Balance as of April 2, 2023	$242,041

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Completed technologies	$28,017	$(18,492)	$9,525
Customer relationships	5,838	(4,040)	1,798
Non-compete agreements	340	(191)	149
Balance as of April 2, 2023	$34,195	$(22,723)	$11,472

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Completed technologies	$28,017	$(17,744)	$10,273
Customer relationships	5,838	(3,860)	1,978
Non-compete agreements	340	(177)	163
Balance as of December 31, 2022	$34,195	$(21,781)	$12,414
As of April 2, 2023, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2023	$2,195
2024	2,623
2025	2,300
2026	1,995
2027	1,273
2028	543
Thereafter	543
$11,472
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2022	$4,375
Provisions for warranties issued during the period	527
Fulfillment of warranty obligations	(828)
Balance as of April 2, 2023	$4,074

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Commitments and Contingencies
As of April 2, 2023, the Company had outstanding purchase orders totaling $47,486,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of April 2, 2023, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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
The Company had the following outstanding forward contracts (in thousands):

	April 2, 2023		December 31, 2022
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	32,500	$35,529	60,000	$64,174
Mexican Peso	155,000	8,498	185,000	9,480
Hungarian Forint	1,890,000	5,381	1,590,000	4,238
Japanese Yen	600,000	4,536	700,000	5,281
British Pound	3,485	4,313	3,445	4,161
Canadian Dollar	1,705	1,261	1,730	1,278
Chinese Renminbi	—	—	55,000	7,619
Swiss Franc	—	—	1,120	1,218

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	April 2, 2023	December 31, 2022	Sheet Location	April 2, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$154	$27	Accrued expenses	$74	$479

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	April 2, 2023	December 31, 2022		April 2, 2023	December 31, 2022
Gross amounts of recognized assets	$154	$27	Gross amounts of recognized liabilities	$74	$479
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$154	$27	Net amount of liabilities presented	$74	$479

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended
		April 2, 2023	April 3, 2022
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(1,471)	$1,739

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	April 2, 2023	April 3, 2022
Americas	$80,442	$126,658
Europe	59,842	62,792
Greater China	33,172	48,406
Other Asia	27,668	44,551
	$201,124	$282,407

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	April 2, 2023	April 3, 2022
Standard products and services	$190,783	$257,880
Application-specific customer solutions	10,341	24,527
	$201,124	$282,407
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $20,219,000 and $14,578,000 as of April 2, 2023 and December 31, 2022, respectively.
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
The following table summarizes the allowance for credit losses activity for the three-month period ended April 2, 2023 (in thousands):

Balance as of December 31, 2022	$730
Increases to the allowance for credit losses	350
Write-offs, net of recoveries	(78)
Foreign exchange rate changes	(1)
Balance as of April 2, 2023	$1,001

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended April 2, 2023 (in thousands):

Balance as of December 31, 2022	$40,787
Deferral of revenue billed in the current period, net of recognition	34,786
Recognition of revenue deferred in prior period	(8,578)
Returned customer deposit	(9,205)
Foreign exchange rate changes	15
Balance as of April 2, 2023	$57,805
As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). As of April 2, 2023, the Company had 12,116,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three or four years of continuous employment or incrementally over such three or four-year periods. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on stock options, RSUs, or PRSUs.
Stock Options
The following table summarizes the Company’s stock option activity for the three-month period ended April 2, 2023:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	8,467	$51.56
Granted	1,228	47.21
Exercised	(140)	28.36
Forfeited or expired	(247)	58.05
Outstanding as of April 2, 2023	9,308	$51.16	6.53	$37,312
Exercisable as of April 2, 2023	5,433	$47.45	5.12	$33,531
Options vested or expected to vest as of April 2, 2023 (1)	8,735	$50.90	6.37	$36,643
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended
	April 2, 2023	April 3, 2022
Risk-free rate	4.0%	1.9%
Expected dividend yield	0.59%	0.40%
Expected volatility	39%	37%
Expected term (in years)	4.3	5.2
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
The weighted-average grant-date fair values of stock options granted during the three-month periods ended April 2, 2023 and April 3, 2022 were $17.79 and $22.45, respectively.
The total intrinsic values of stock options exercised for the three-month periods ended April 2, 2023 and April 3, 2022 were $3,439,000 and $2,615,000, respectively. The total fair values of stock options vested for the three-month periods ended April 2, 2023 and April 3, 2022 were $31,181,000 and $25,535,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the three-month period ended April 2, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,269	$61.74
Granted	635	46.61
Vested	(453)	59.11
Forfeited or expired	(32)	66.98
Nonvested as of April 2, 2023	1,419	$55.69
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month periods ended April 2, 2023 and April 3, 2022 were $46.61 and $63.96, respectively. There were 453,000 and 54,000 RSUs that vested during the three-month periods ended April 2, 2023 and April 3, 2022, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the three-month period ended April 2, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	33	$62.49
Granted	46	44.86
Vested	—	—
Forfeited or expired	—	—
Nonvested as of April 2, 2023	79	$52.23
The fair value of PRSUs is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant. There were 46,000 and 33,000 PRSUs granted during the three-month periods ended April 2, 2023 and April 3, 2022, respectively. No PRSUs vested during the three-month periods ended April 2, 2023 and April 3, 2022.
Stock-Based Compensation Expense
The Company stratifies its employee population into three groups: one consisting of the CEO, one consisting of senior management, and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 0% to all stock-based awards for the CEO, 8% to all stock-based awards for senior management, and a rate of 13% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. This resulted in a decrease to compensation expense of $234,000 in 2023 and an increase to compensation expense of $1,536,000 in 2022.
As of April 2, 2023, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $86,841,000, which is expected to be recognized over a weighted-average period of 2.4 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 2, 2023 were $16,579,000 and $2,308,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended April 3, 2022 were $15,056,000 and $2,319,000, respectively. No compensation expense was capitalized as of April 2, 2023 or December 31, 2022.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 2, 2023	April 3, 2022
Cost of revenue	$621	$563
Research, development, and engineering	5,890	4,448
Selling, general, and administrative	10,068	10,045
	$16,579	$15,056

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Stock Repurchase Program
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this March 2020 program, in addition to repurchases made in prior years, the Company repurchased 1,677,000 shares at a cost of $117,000,000 during the three-month period ended April 3, 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 202,000 shares at a cost of $13,405,000 during the three-month period ended April 3, 2022. Under this same March 2022 program, in addition to purchases made during the prior year, the Company repurchased 479,000 shares at a total cost of $24,178,000 during the three-month period ended April 2, 2023 leaving a remaining balance of $388,508,000 as of April 2, 2023. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
NOTE 15: Income Taxes
The Company's effective tax rate was 2% for the three-month period ended April 2, 2023, and 23% for the three-month period ended April 3, 2022.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 22% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a net decrease to the effective tax rate for both the three-month periods ended April 2, 2023 and April 3, 2022.
The Company recorded a net discrete tax benefit totaling $3,594,000 for the three-month period ended April 2, 2023, and a net discrete tax expense totaling $6,338,000 for the same period in 2022.
Discrete tax items for the three-month period ended April 2, 2023 included (1) an increase in tax expense of $1,068,000 related to stock-based compensation; (2) a decrease in tax expense of $2,292,000 for releasing tax reserves on state tax credits; (3) a decrease in tax expense of $2,198,000 for adjustments to certain deferred tax assets; and (4) a decrease in tax expense of $172,000 for return-to-provision adjustments.
Discrete tax items for the three-month period ended April 3, 2022 included (1) an increase in tax expense of $1,417,000 arising from an Internal Revenue Service (IRS) audit; (2) an increase in tax expense of $1,734,000 to establish a full valuation allowance against deferred tax assets related to foreign tax credits; and (3) an increase in tax expense of $3,187,000 consisting primarily of transfer pricing and return-to-provision adjustments.
Excluding the impact of these discrete tax items, the Company’s effective tax rate was 16% for both the three-month periods ended April 2, 2023 and April 3, 2022.
The Company’s reserve for income taxes, including gross interest and penalties, was $20,030,000 as of April 2, 2023, which was classified as a non-current liability. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2019 through 2022 remain open to examination by the IRS, and 2018 through 2021 remain open to examination by various state tax authorities. The Company is currently under audit by the state of Massachusetts for the years 2020 and 2021. The tax years 2017 through 2022 remain open to examination by various taxing authorities in other jurisdictions in which the Company operates.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended
	April 2, 2023	April 3, 2022
Basic weighted-average common shares outstanding	172,624	174,146
Effect of dilutive equity awards	1,279	2,522
Weighted-average common and common-equivalent shares outstanding	173,903	176,668

Stock options to purchase 6,515,000 and 1,282,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 2, 2023 and April 3, 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 10,000 and 20,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month periods ended April 2, 2023 and April 3, 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No PRSUs were excluded in the calculation of dilutive net income per share for the three-month periods ended April 2, 2023 and April 3, 2022, as PRSUs were not anti-dilutive on a weighted-average basis.
NOTE 17: Loss (Recovery) from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia. The fire destroyed a significant amount of Cognex-owned consigned inventories as well as component inventories owned by the contract manufacturer that were designated for Cognex products. There was no significant damage to the Company's production equipment. As a result of the fire, the Company recorded $48,339,000 in gross losses in 2022, primarily related to Cognex-owned inventory that was destroyed or deemed to have a net realizable value of zero, and prepayments related to Cognex-designated components that were owned by the contract manufacturer. Gross losses were reduced by insurance proceeds received from the Company’s insurance carrier of $27,560,000 in the fourth quarter of 2022. Subsequent to the April 2, 2023 balance sheet date, but prior to the date of financial statement issuance, the Company received insurance proceeds of $2,500,000 related to a business interruption claim associated with the fire from the Company's insurance carrier. In the second quarter of 2023, this recovery amount will be presented in the caption “Loss (recovery) from fire” on the Consolidated Statements of Operations.
As of April 2, 2023 and through the date of financial statement issuance, management cannot yet estimate additional recoveries that could be available from the contract manufacturer. Any future, additional recoveries in excess of recognized losses will be treated as gain contingencies and will be recognized when the gain is realized or realizable. There can be no assurance, however, that the insurance coverage and/or recoveries from the contract manufacturer will be available to cover the losses from the fire.
NOTE 18: Restructuring Charges
On December 7, 2022, the Company acquired all of the outstanding shares of SAC Sirius Advanced Cybernetics GmbH ("SAC"), a leader in computational lighting technology based in Germany. Following its acquisition of SAC, the Company performed restructuring activities to align the cost and operating structure of the acquired business with the Company's business strategy. As of December 31, 2022, the majority of these restructuring actions were completed. No additional charges were recorded during the three-month period ended April 2, 2023, or are expected to be incurred in future periods in relation to this restructuring plan.
The following table summarizes the activity in the Company’s restructuring reserve related to these restructuring activities, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Total
Balance as of December 31, 2022	$964	$75	$1,039
Cash payments	(143)	(20)	(163)
Foreign exchange rate changes	17	1	18
Balance as of April 2, 2023	$838	$56	$894

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 19: Subsequent Events
On May 4, 2023, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on June 2, 2023 to all shareholders of record as of the close of business on May 19, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “potential,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the expected impact of the fire at our primary contract manufacturer's plant on our assets, business and results of operations and related recoveries, customer demand and order rates and timing of related revenue, managing supply shortages, delivery lead times, future product mix, research and development activities, sales and marketing activities, new product offerings and product development activities, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the reliance on key suppliers, such as our primary contract manufacturer, to manufacture and deliver products; (2) the expected impact of the fire at our primary contract manufacturer's plant and related recoveries; (3) delays in the delivery of our products, the failure to meet delivery schedules, and resulting customer dissatisfaction or loss of sales; (4) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (5) the failure to effectively manage product transitions or accurately forecast customer demand; (6) the inability to manage disruptions to our distribution centers or to our key suppliers; (7) the inability to design and manufacture high-quality products; (8) the impact, duration, and severity of the COVID-19 pandemic, particularly in China, including the availability and effectiveness of vaccines as well as government lockdowns; (9) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (10) information security breaches; (11) the failure to comply with laws or regulations relating to data privacy or data protection; (12) the inability to protect our proprietary technology and intellectual property; (13) the inability to attract and retain skilled employees and maintain our unique corporate culture; (14) the technological obsolescence of current products and the inability to develop new products; (15) the failure to properly manage the distribution of products and services, including the management of lead times and delivery dates; (16) the impact of competitive pressures; (17) the challenges in integrating and achieving expected results from acquired businesses; (18) potential disruptions in our business systems; (19) potential impairment charges with respect to our investments or acquired intangible assets; (20) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (21) fluctuations in foreign currency exchange rates and the use of derivative instruments; (22) unfavorable global economic conditions, including increases in interest rates and high inflation rates; (23) business disruptions from natural or man-made disasters, such as fire, or public health issues; (24) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes on the economic climate in China and the war in Ukraine; (25) exposure to potential liabilities, increased costs, reputational harm, and other adverse effects associated with expectations relating to environmental, social, and governance considerations; (26) stock price volatility; and (27) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex Corporation (“the Company”) invents and commercializes technologies that address some of the most critical manufacturing and distribution challenges. We are a leading global provider of machine vision products and solutions that improve efficiency and quality in high-growth potential businesses across attractive industrial end markets. In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
Machine vision is used in a variety of industries where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision; thus, our applications have a broad base of customers across a variety of industries, including automotive, logistics, consumer electronics, medical-related, semiconductor, consumer products, food and beverage, and others.
Revenue for the first quarter of 2023 totaled $201,124,000, representing a decrease of 29% from the first quarter of 2022. The decrease was driven by three primary factors: (i) lower revenue from the logistics industry primarily as a result of the continued pause in investments by a few large e-commerce customers; (ii) the unfavorable impact of foreign currency exchange rate changes on revenue; and (iii) slower spending trends across our broader factory automation business. Gross margin as a percentage of revenue was 71% for the first quarter of 2023 compared to 72% for the first quarter of 2022. The decrease in gross margin was due to reduced cost efficiencies from the lower sales volume, a less favorable revenue mix, and the unfavorable effect of foreign currency exchange rates on revenue, partially offset by lower inventory costs.
Operating expenses for the first quarter of 2023 totaled $121,579,000, representing an increase of 4% from the first quarter of 2022. The increase was primarily driven by additional headcount to support our "Emerging Customer" sales initiative and annual merit increases provided to employees. These higher expenses were offset by lower incentive compensation and the favorable impact of foreign currency exchange rate changes on expenses.
As a result of the lower revenue level, operating income declined to 11% of revenue for the first quarter of 2023 as compared to 31% of revenue for the first quarter of 2022. Tax expense decreased from the first quarter of 2022 as a result of lower operating income and a more favorable impact from discrete tax items. Net income declined to 13% of revenue, or $0.15 per diluted share, for the first quarter of 2023 from 24% of revenue, or $0.38 per diluted share, for the first quarter of 2022.
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
Revenue
Revenue for the first quarter of 2023 totaled $201,124,000, representing a decrease of $81,283,000, or 29%, from the first quarter of 2022. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in the first quarter of 2023 as compared to the same quarter in 2022. Excluding the impact of foreign currency exchange rate changes, revenue decreased 26%.
The largest factor contributing to the year-over-year decrease in total revenue was a decline in logistics revenue primarily as a result of the continued pause in investments by a few large e-commerce customers. Slower spending trends across our broader factory automation business further contributed to the decrease in revenue, including in the consumer electronics, automotive, semiconductor, and medical-related industries. Additionally, revenue for the first quarter of 2022 benefited from incremental revenue from backlog orders that were requested to ship in the fourth quarter of 2021, but were delayed into the first quarter of 2022 due to global supply chain conditions.
The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month periods ended April 2, 2023 and April 3, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended
	April 2, 2023	April 3, 2022	$ Change	% Change
	(unaudited)
Americas	$80,442	$126,658	$(46,216)	(36)%
Percentage of total revenue	40%	45%
Europe	$59,842	$62,792	$(2,950)	(5)%
Percentage of total revenue	30%	22%
Greater China	$33,172	$48,406	$(15,234)	(31)%
Percentage of total revenue	16%	17%
Other Asia	$27,668	$44,551	$(16,883)	(38)%
Percentage of total revenue	14%	16%
Total revenue	$201,124	$282,407	$(81,283)	(29)%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas decreased from the prior year comparable quarter by 36%. The decrease was primarily driven by lower revenue from customers in the logistics industry.
•Revenue from customers based in Europe decreased from the prior year comparable quarter by 5%. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in the first quarter of 2023. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe was flat with the first quarter of 2022. On both a U.S. GAAP and constant-currency basis, decreases in logistics revenue were largely offset by revenue increases in other industries, most notably automotive.
•Revenue from customers based in Greater China decreased from the prior year comparable quarter by 31%. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China decreased by 25% from the first quarter of 2022. On both a U.S. GAAP and constant-currency basis, the decline was primarily driven by a decrease in revenue from customers in the consumer electronics industry.
•Revenue from customers based in other countries in Asia decreased from the prior year comparable quarter by 38%. Excluding the impact of foreign currency exchange rate changes, revenue decreased by 32%. On both a U.S. GAAP and constant-currency basis, the decrease resulted from broad-based declines in revenue from customers across multiple industries.
Gross Margin
The following table sets forth our gross margin (in thousands) for the three-month periods ended April 2, 2023 and April 3, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended
	April 2, 2023	April 3, 2022	$ Change	% Change
	(unaudited)
Gross margin	$143,740	$203,617	$(59,877)	(29)%
Percentage of total revenue	71%	72%
Gross margin as a percentage of revenue was 71% for the first quarter of 2023 compared to 72% for the first quarter of 2022. The decrease in gross margin was due to reduced cost efficiencies from the lower sales volume, a less favorable revenue mix, and the unfavorable effect of foreign currency exchange rates on revenue. This decrease was partially offset by lower inventory costs due to a reduction in premiums paid to brokers for the purchase of components in response to global supply chain constraints.

Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month periods ended April 2, 2023 and April 3, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended
	April 2, 2023	April 3, 2022	$ Change	% Change
	(unaudited)
Research, development, and engineering expenses	$38,542	$36,054	$2,488	7%
Percentage of total revenue	19%	13%
Selling, general, and administrative expenses	$83,037	$80,835	$2,202	3%
Percentage of total revenue	41%	29%
Total operating expenses	$121,579	$116,889	$4,690	4%
Percentage of total revenue	60%	41%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased $2,488,000, or 7%, from the first quarter of 2022. This increase was primarily driven by personnel-related costs as a result of headcount additions to support new product initiatives and compensation increases provided to employees as part of our annual merit process, as well as increases in stock-based compensation expense.
These increases were partially offset by lower incentive compensation expenses than the prior year, primarily due to lower revenue and a timing difference in bonus expense recognition. Foreign currency exchange rate changes further offset increases to total RD&E expenses, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.
RD&E expenses as a percentage of revenue were 19% for the first quarter of 2023, compared to 13% for the first quarter of 2022. The increase in RD&E as a percentage of revenue was primarily a result of lower revenue in the first quarter of 2023 as compared to the first quarter of 2022. We believe that a continued commitment to RD&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. This quarterly percentage is impacted by revenue levels and investing cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased $2,202,000, or 3%, from the first quarter of 2022. SG&A expenses increased due to costs related to our “Emerging Customer” sales initiative, including primarily compensation for additional headcount, travel expenses, and sales demonstration equipment. We launched this initiative towards the end of 2022 to broaden the reach of our sales force to customers who are relatively new to factory automation and have not fully realized the advantages of machine vision.
Unrelated to our "Emerging Customer" sales initiative, we also had higher personnel-related costs resulting from headcount additions and compensation increases provided to employees as part of our annual merit process. Travel expenses also increased due to both the number of sales personnel added and a higher level of travel activity now that restrictions related to the COVID-19 pandemic have eased or been eliminated.
These increases were partially offset by lower incentive compensation expenses than the prior year, which included sales commissions and incentive bonuses, primarily due to lower revenue and a timing difference in bonus expense recognition. Foreign currency exchange rate changes further offset increases to total SG&A expenses, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.

Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month periods ended April 2, 2023 and April 3, 2022 with the dollar and percentage changes between the corresponding periods.

	Three-months Ended
	April 2, 2023	April 3, 2022	$ Change	% Change
	(unaudited)
Foreign currency gain (loss)	$394	$(444)	$838	(189)%
Investment income	$3,587	$1,468	$2,119	144%
Other income (expense)	$73	$(48)	$121	(252)%
Total non-operating income (expense)	$4,054	$976	$3,078	315%
The Company recorded foreign currency gains of $394,000 for the first quarter of 2023, and foreign currency losses of $444,000 for the first quarter of 2022. Foreign currency gains and losses result primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income for the first quarter of 2023 totaled $3,587,000, representing an increase of $2,119,000 from the first quarter of 2022. The increase was primarily due to higher yields on the Company's portfolio of debt securities, and to a lesser extent, higher investment balances.
The Company recorded other income of $73,000 for the first quarter of 2023 compared to other expense of $48,000 for the first quarter of 2022.
Income Tax Expense
The following table sets forth our effective income tax rate reconciliation (in thousands) for the three-month periods ended April 2, 2023 and April 3, 2022 with the dollar and percentage changes between the corresponding periods.

	Three-months Ended
	April 2, 2023	April 3, 2022	$ Change	% Change
	(unaudited)
Income before income tax expense	$26,215	$87,704	$(61,489)	(70)%
Income tax expense	$600	$20,371	$(19,771)	(97)%
Effective income tax rate	2%	23%
The Company’s effective tax rate was 2% of pre-tax income in the first quarter of 2023, compared to 23% in the first quarter of 2022. The decrease in effective tax rate primarily resulted from the impact of discrete tax items, including a decrease in tax reserves and a decrease in tax expense for adjustments to certain deferred tax assets, partially offset by an increase in tax expense related to stock-based compensation.
Excluding the impact of all discrete tax items, the Company’s effective tax rate was 16% of pre-tax income for both the first quarter of 2023 and 2022.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $843,913,000 as of April 2, 2023. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain the liquidity and safety of the investment portfolio. As of April 2, 2023, the Company's portfolio of debt securities was in a net unrealized loss position of $19,530,000. The Company currently does not intend to sell debt securities in an unrealized loss position to meet current liquidity needs as it has the ability and intention to hold these investments until full value recovery at maturity. However, if the Company is required to sell these debt securities to meet future liquidity needs, for example, to acquire new businesses or technologies, it is prepared to sell these investments at a loss.

	Three-months Ended
	April 2, 2023	April 3, 2022
	(unaudited)
Net cash provided by (used in) operating activities	$27,553	$49,517
Net cash provided by (used in) investing activities	$(5,788)	$69,236
Net cash provided by (used in) financing activities	$(39,324)	$(138,114)
The Company’s cash requirements for the first quarter of 2023 consisted of operating activities, repurchases of common stock, dividend payments, capital expenditures, purchases of investments, and net payments from the issuance of common stock under stock plans. Cash flows from operating activities totaled $27,553,000 for the three-month period ended April 2, 2023 compared to $49,517,000 for the three-month period ended April 3, 2022. This decrease was primarily driven by lower net income resulting from the decrease in revenue year-over-year. Cash outlays from operating activities in the first quarter of 2023 also consisted of incentive compensation payments that were earned and accrued in 2022.
Capital expenditures for the first quarter of 2023 totaled $5,507,000 and consisted primarily of continued investments in business systems related to the Company's sales process, manufacturing test equipment related to new product introductions, and leasehold improvements related to one of the Company's offices in Shanghai, China.
The Company's future material cash requirements include contractual obligations related to inventory purchase commitments and leases. As of April 2, 2023, the Company had inventory purchase commitments of $47,486,000, with the majority payable during 2023, and lease payment obligations of $44,445,000, with $7,284,000 payable during 2023. During 2023, we also expect significant cash outlays related to the Company's "Emerging Customer" sales initiative as we continue to grow our sales force in order to reach customers who may not be utilizing machine vision to its full potential.
In addition to the obligations described above, the following items may also result in future material uses of cash:
Stock Repurchases
On March 3, 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. During the three-month period ended April 2, 2023, the Company repurchased 479,000 shares at a total cost of $24,178,000 leaving a remaining balance of $388,508,000 under this March 2022 program as of April 2, 2023. The Company may repurchase shares under stock repurchase programs as authorized by its Board of Directors in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Dividend Payments
The Company’s Board of Directors declared and paid cash dividends of $0.070 per share in the first quarter of 2023. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
We believe that the Company's existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. In addition, the Company has no long-term debt. We believe that our balance sheet condition has put us in a strong position with respect to anticipated longer-term liquidity needs.

New Pronouncements
Refer to Part I - Note 2 within this Form 10-Q, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2022.

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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended April 2, 2023 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended April 2, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 29, 2023	126,000	$51.15	126,000	$406,238,000
January 30, 2023 - February 26, 2023	144,000	53.22	144,000	398,582,000
February 27, 2023 - April 2, 2023	209,000	48.09	209,000	388,508,000
Total	479,000	$50.43	479,000	$388,508,000
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

Date:	May 4, 2023	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)