Form 10-Q
period 2023-07-02
COGNEX CORP
filed 2023-08-03
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2023 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of July 2, 2023, there were 172,293,115 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(unaudited)		(unaudited)
Revenue	$242,512	$274,628	$443,636	$557,035
Cost of revenue	62,829	78,143	120,213	156,933
Gross margin	179,683	196,485	323,423	400,102
Research, development, and engineering expenses	33,585	33,991	72,127	70,045
Selling, general, and administrative expenses	83,423	79,950	166,460	160,785
Loss (recovery) from fire (Note 17)	(2,500)	17,403	(2,500)	17,403
Operating income	65,175	65,141	87,336	151,869
Foreign currency gain (loss)	(1,605)	(2,043)	(1,211)	(2,487)
Investment income	4,095	1,505	7,682	2,973
Other income (expense)	112	(188)	185	(236)
Income before income tax expense	67,777	64,415	93,992	152,119
Income tax expense	10,303	5,514	10,903	25,885
Net income	$57,474	$58,901	$83,089	$126,234

Net income per weighted-average common and common-equivalent share:
Basic	$0.33	$0.34	$0.48	$0.73
Diluted	$0.33	$0.34	$0.48	$0.72

Weighted-average common and common-equivalent shares outstanding:
Basic	172,429	173,507	172,527	173,830
Diluted	173,622	174,993	173,791	175,874

Cash dividends per common share	$0.070	$0.065	$0.140	$0.130

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(unaudited)		(unaudited)
Net income	$57,474	$58,901	$83,089	$126,234
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(584) and $(698) in the three-month periods, and net of tax of $1,274 and $(4,734) in the six-month periods, respectively	(1,706)	(2,322)	3,720	(15,870)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	—	(12)	—	24
Net change related to available-for-sale investments	(1,706)	(2,334)	3,720	(15,846)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(2,866)	(3,962)	(3,225)	(6,073)
Net change related to foreign currency translation adjustments	(2,866)	(3,962)	(3,225)	(6,073)

Other comprehensive income (loss), net of tax	(4,572)	(6,296)	495	(21,919)
Total comprehensive income	$52,902	$52,605	$83,584	$104,315

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,485	$181,374
Current investments, amortized cost of $195,690 and $223,545 in 2023 and 2022, respectively, allowance for credit losses of $0 in 2023 and 2022	191,474	218,759
Accounts receivable, allowance for credit losses of $602 and $730 in 2023 and 2022, respectively	147,864	125,417
Unbilled revenue	2,243	2,179
Inventories	126,226	122,480
Prepaid expenses and other current assets	73,090	67,490
Total current assets	718,382	717,699
Non-current investments, amortized cost of $481,101 and $476,148 in 2023 and 2022, respectively, allowance for credit losses of $0 in 2023 and 2022	463,494	454,117
Property, plant, and equipment, net	81,638	79,714
Operating lease assets	68,594	37,682
Goodwill	241,582	242,630
Intangible assets, net	10,729	12,414
Deferred income taxes	407,257	407,241
Other assets	6,438	6,643
Total assets	$1,998,114	$1,958,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,109	$27,103
Accrued expenses	83,605	93,235
Accrued income taxes	19,121	18,129
Deferred revenue and customer deposits	43,439	40,787
Operating lease liabilities	8,188	8,454
Total current liabilities	180,462	187,708
Non-current operating lease liabilities	61,852	31,298
Deferred income taxes	237,357	249,961
Reserve for income taxes	19,239	15,866
Non-current accrued income taxes	18,338	33,008
Other liabilities	403	1,905
Total liabilities	517,651	519,746

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2023 and 2022, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2023 and 2022, respectively; issued and outstanding: 172,293 and 172,631 shares in 2023 and 2022, respectively	345	345
Additional paid-in capital	1,010,973	979,167
Retained earnings	537,947	528,179
Accumulated other comprehensive loss, net of tax	(68,802)	(69,297)
Total shareholders’ equity	1,480,463	1,438,394
Total liabilities and shareholders' equity	$1,998,114	$1,958,140

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 2, 2023	July 3, 2022
	(unaudited)
Cash flows from operating activities:
Net income	$83,089	$126,234
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	29,153	28,053
Depreciation of property, plant, and equipment	8,177	8,114
(Gain) loss on disposal of property, plant, and equipment	(8)	12
Amortization of intangible assets	1,685	1,662
Excess and obsolete inventory charges	1,443	741
Non-cash impact of write-offs related to fire (Note 17)	—	44,903
Amortization of discounts or premiums on investments	1,200	2,714
Realized loss (gain) on sale of investments	—	24
Change in deferred income taxes	(14,158)	(10,809)
Change in operating assets and liabilities:
Accounts receivable	(24,420)	(44,118)
Unbilled revenue	(104)	1,704
Inventories	(4,981)	(20,122)
Prepaid expenses and other current assets	(5,289)	(45,752)
Accounts payable	(989)	(23,525)
Accrued expenses	(9,219)	(20,024)
Accrued income taxes	(13,684)	(372)
Deferred revenue and customer deposits	3,160	41,535
Other	2,347	2,655
Net cash provided by (used in) operating activities	57,402	93,629
Cash flows from investing activities:
Purchases of investments	(94,060)	(77,760)
Maturities and sales of investments	115,761	164,610
Purchases of property, plant, and equipment	(10,207)	(11,253)
Net cash provided by (used in) investing activities	11,494	75,597
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	2,655	4,414
Repurchase of common stock	(49,163)	(154,317)
Payment of dividends	(24,160)	(22,573)
Net cash provided by (used in) financing activities	(70,668)	(172,476)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,117)	(5,865)
Net change in cash and cash equivalents	(3,889)	(9,115)
Cash and cash equivalents at beginning of period	181,374	186,161
Cash and cash equivalents at end of period	$177,485	$177,046

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of April 2, 2023	172,601	$345	$992,690	$517,526	$(64,230)	$1,446,331
Net issuance of common stock under stock plans	179	1	5,709	—	—	5,710
Repurchase of common stock	(487)	(1)	—	(24,984)	—	(24,985)
Stock-based compensation expense	—	—	12,574	—	—	12,574
Payment of dividends ($0.070 per common share)	—	—	—	(12,069)	—	(12,069)
Net income	—	—	—	57,474	—	57,474
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(584)	—	—	—	—	(1,706)	(1,706)
Foreign currency translation adjustment	—	—	—	—	(2,866)	(2,866)
Balance as of July 2, 2023 (unaudited)	172,293	$345	$1,010,973	$537,947	$(68,802)	$1,480,463

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of April 3, 2022	173,738	$347	$933,452	$488,511	$(63,565)	$1,358,745
Net issuance of common stock under stock plans	47	—	820	—	—	820
Repurchase of common stock	(388)	—	—	(23,912)	—	(23,912)
Stock-based compensation expense	—	—	12,997	—	—	12,997
Payment of dividends ($0.065 per common share)	—	—	—	(11,270)	—	(11,270)
Net income	—	—	—	58,901	—	58,901
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(698)	—	—	—	—	(2,322)	(2,322)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	(3,962)	(3,962)
Balance as of July 3, 2022 (unaudited)	173,397	$347	$947,269	$512,230	$(69,861)	$1,389,985

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	172,631	$345	$979,167	$528,179	$(69,297)	$1,438,394
Net issuance of common stock under stock plans	628	2	2,653	—	—	2,655
Repurchase of common stock	(966)	(2)	—	(49,161)	—	(49,163)
Stock-based compensation expense	—	—	29,153	—	—	29,153
Payment of dividends ($0.140 per common share)	—	—	—	(24,160)	—	(24,160)
Net income	—	—	—	83,089	—	83,089
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,274	—	—	—	—	3,720	3,720
Foreign currency translation adjustment	—	—	—	—	(3,225)	(3,225)
Balance as of July 2, 2023 (unaudited)	172,293	$345	$1,010,973	$537,947	$(68,802)	$1,480,463

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2021	175,481	$351	$914,802	$562,882	$(47,942)	$1,430,093
Net issuance of common stock under stock plans	183	—	4,414	—	—	4,414
Repurchase of common stock	(2,267)	(4)	—	(154,313)	—	(154,317)
Stock-based compensation expense	—	—	28,053	—	—	28,053
Payment of dividends ($0.130 per common share)	—	—	—	(22,573)	—	(22,573)
Net income	—	—	—	126,234	—	126,234
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(4,734)	—	—	—	—	(15,870)	(15,870)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	24	24
Foreign currency translation adjustment	—	—	—	—	(6,073)	(6,073)
Balance as of July 3, 2022 (unaudited)	173,397	$347	$947,269	$512,230	$(69,861)	$1,389,985

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, adjustments related to losses and recoveries from the fire (Note 17), and financial statement reclassifications necessary to present fairly the Company’s financial position as of July 2, 2023, and the results of its operations for the three-month and six-month periods ended July 2, 2023 and July 3, 2022, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended July 2, 2023 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of July 2, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$30,492	$—	$—
Corporate bonds	—	527,352	—
Treasury bills	—	72,709	—
Asset-backed securities	—	52,340	—
Sovereign bonds	—	1,932	—
Municipal bonds	—	635	—
Economic hedge forward contracts	—	118	—
Liabilities:
Economic hedge forward contracts	—	31	—
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
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month or six-month periods ended July 2, 2023 or July 3, 2022.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	July 2, 2023	December 31, 2022
Cash	$146,993	$180,959
Money market instruments	30,492	415
Cash and cash equivalents	177,485	181,374
Corporate bonds	165,539	164,055
Asset-backed securities	15,339	26,890
Treasury bills	9,961	11,332
Municipal bonds	635	624
Agency bonds	—	15,858
Current investments	191,474	218,759
Corporate bonds	361,813	374,440
Treasury bills	62,748	44,214
Asset-backed securities	37,001	33,539
Sovereign bonds	1,932	1,924
Non-current investments	463,494	454,117
	$832,453	$854,250
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by the U.S. government; municipal bonds consist of debt securities issued by state and local government entities; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of July 2, 2023 and December 31, 2022 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $4,265,000 and $3,620,000 as of July 2, 2023 and December 31, 2022, respectively.
The following table summarizes the Company’s available-for-sale investments as of July 2, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$169,464	$—	$(3,925)	$165,539
Asset-backed securities	15,492	—	(153)	15,339
Treasury bills	10,099	—	(138)	9,961
Municipal bonds	635	—	—	635
Non-current:
Corporate bonds	376,629	329	(15,145)	361,813
Treasury bills	63,664	2	(918)	62,748
Asset-backed securities	38,737	—	(1,736)	37,001
Sovereign bonds	2,071	—	(139)	1,932
	$676,791	$331	$(22,154)	$654,968

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 2, 2023 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$127,474	$(1,767)	$350,232	$(17,303)	$477,706	$(19,070)
Treasury bills	59,832	(838)	11,884	(218)	71,716	(1,056)
Asset-backed securities	15,850	(199)	36,490	(1,690)	52,340	(1,889)
Sovereign bonds	—	—	1,932	(139)	1,932	(139)
Municipal bonds	—	—	—	—	—	—
	$203,156	$(2,804)	$400,538	$(19,350)	$603,694	$(22,154)

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of July 2, 2023 or December 31, 2022. There was no activity recorded in the allowance for credit losses during the three-month or six-month periods ended July 2, 2023 or July 3, 2022. Management currently intends to hold debt securities that are in an unrealized loss position to full value recovery at maturity.
The Company recorded no gross realized gains or losses on the sale of debt securities during the three-month and six-month periods ended July 2, 2023. The Company recorded gross realized gains on the sale of debt securities totaling $15,000 and $133,000 during the three-month and six-month periods ended July 3, 2022, respectively, and gross realized losses on the sale of debt securities totaling $3,000 and $157,000 during the three-month and six-month periods ended July 3, 2022, respectively. Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 2, 2023 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$165,539	$129,096	$95,060	$56,128	$81,073	$456	$527,352
Treasury bills	9,961	3,362	16,263	20,408	22,715	—	72,709
Asset-backed securities	15,339	11,622	11,093	7,227	—	7,059	52,340
Sovereign bonds	—	974	958	—	—	—	1,932
Municipal bonds	635	—	—	—	—	—	635
	$191,474	$145,054	$123,374	$83,763	$103,788	$7,515	$654,968

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	July 2, 2023	December 31, 2022
Raw materials	$72,327	$71,720
Work-in-process	1,339	906
Finished goods	52,560	49,854
	$126,226	$122,480

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion.
As of July 2, 2023, there were no options to terminate and twenty options to extend that were accounted for in the determination of the lease term for outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of July 2, 2023.
The total operating lease expense for the three-month and six-month periods ended July 2, 2023 was $2,639,000 and $5,031,000, respectively. The total operating lease cash payments for the three-month and six-month periods ended July 2, 2023 were $2,364,000 and $4,768,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and six-month periods ended July 2, 2023 was $136,000 and $160,000, respectively.
The total operating lease expense for the three-month and six-month periods ended July 3, 2022 was $2,215,000 and $4,444,000, respectively. The total operating lease cash payments for the three-month and six-month periods ended July 3, 2022 were $2,227,000 and $4,306,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and six-month periods ended July 3, 2022 was $37,000 and $75,000, respectively.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2023	$4,863
2024	11,026
2025	9,237
2026	7,722
2027	7,144
2028	6,922
Thereafter	56,108
$103,022
The discounted present value of the future lease cash payments resulted in a total lease liability of $70,040,000 and $39,752,000 as of July 2, 2023 and December 31, 2022, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of July 2, 2023.
In June 2023, the Company entered into a lease for a 115,000 square-foot building in Singapore to serve as a new distribution center for customers in Asia. The lease contains two components, including a 88,000 square-foot premises with a term of ten years, six months. The Company has the right and option to extend the term of this lease component for an additional period of five years, commencing upon the expiration of the original term. This lease component commenced during the second quarter of 2023, and therefore the Company recorded approximately $29,684,000, which reflects an estimated extension period of five years, within "Operating lease assets" and "Operating lease liabilities" on the Consolidated Balance Sheets on the commencement date. The second component of this Singapore lease is for a 27,000 square-foot premises with a term of eight years. The commencement date for this lease component is in the fourth quarter of 2025, and therefore it was not yet recorded on the Consolidated Balance Sheets, nor did it create any significant rights and obligations as of July 2, 2023. The Company has the right and option to extend the term of this lease component for an additional period of five years, commencing upon the expiration of the original term. Future payment obligations associated with this lease component total $13,231,000, none of which is payable in 2023 and which reflects an estimated extension period of five years. Future payment obligations related to this lease component are not included in the future operating lease cash payments table above.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In December 2021, the Company entered into a lease for a 65,000 square-foot building in Southborough, Massachusetts for a term of ten years to serve as a new distribution center for customers in the Americas. The Company has the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original ten-year term. This lease commenced during the first quarter of 2022, and therefore the Company recorded approximately $9,271,000, which does not reflect an estimated extension period, within "Operating lease assets" and "Operating lease liabilities" on the Consolidated Balance Sheets on the commencement date.
The weighted-average discount rate was 5.3% and 3.3% for the leases outstanding as of July 2, 2023 and December 31, 2022, respectively. The weighted-average remaining lease term was 11.0 and 7.8 years for the leases outstanding as of July 2, 2023 and December 31, 2022, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2022	$242,630
Foreign exchange rate changes	(1,048)
Balance as of July 2, 2023	$241,582
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Completed technologies	$28,017	$(19,041)	$8,976
Customer relationships	5,838	(4,220)	1,618
Non-compete agreements	340	(205)	135
Balance as of July 2, 2023	$34,195	$(23,466)	$10,729

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Completed technologies	$28,017	$(17,744)	$10,273
Customer relationships	5,838	(3,860)	1,978
Non-compete agreements	340	(177)	163
Balance as of December 31, 2022	$34,195	$(21,781)	$12,414
As of July 2, 2023, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2023	$1,452
2024	2,623
2025	2,300
2026	1,995
2027	1,273
2028	543
Thereafter	543
$10,729

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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2022	$4,375
Provisions for warranties issued during the period	1,163
Fulfillment of warranty obligations	(1,537)
Balance as of July 2, 2023	$4,001
NOTE 10: Commitments and Contingencies
As of July 2, 2023, the Company had outstanding purchase orders totaling $40,388,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of July 2, 2023, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company had the following outstanding forward contracts (in thousands):

	July 2, 2023		December 31, 2022
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	32,500	$35,371	60,000	$64,174
Chinese Renminbi	70,000	9,665	55,000	7,619
Mexican Peso	120,000	6,979	185,000	9,480
Hungarian Forint	1,950,000	5,671	1,590,000	4,238
British Pound	3,540	4,467	3,445	4,161
Japanese Yen	600,000	4,159	700,000	5,281
Canadian Dollar	1,750	1,321	1,730	1,278
Swiss Franc	—	—	1,120	1,218

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	July 2, 2023	December 31, 2022	Sheet Location	July 2, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$118	$27	Accrued expenses	$31	$479

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	July 2, 2023	December 31, 2022		July 2, 2023	December 31, 2022
Gross amounts of recognized assets	$118	$27	Gross amounts of recognized liabilities	$31	$479
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$118	$27	Net amount of liabilities presented	$31	$479

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$859	$6,191	$(612)	$7,930

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Americas	$82,297	$91,551	$162,911	$218,210
Europe	56,860	61,840	116,702	124,631
Greater China	72,351	78,616	105,351	127,021
Other Asia	31,004	42,621	58,672	87,173
	$242,512	$274,628	$443,636	$557,035

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Standard products and services	$194,944	$221,474	$385,727	$479,354
Application-specific customer solutions	47,568	53,154	57,909	77,681
	$242,512	$274,628	$443,636	$557,035
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $18,951,000 and $14,578,000 as of July 2, 2023 and December 31, 2022, respectively.
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
The following table summarizes the allowance for credit losses activity for the six-month period ended July 2, 2023 (in thousands):

Balance as of December 31, 2022	$730
Increases to the allowance for credit losses	350
Write-offs, net of recoveries	(477)
Foreign exchange rate changes	(1)
Balance as of July 2, 2023	$602

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the six-month period ended July 2, 2023 (in thousands):

Balance as of December 31, 2022	$40,787
Deferral of revenue billed in the current period, net of recognition	26,719
Recognition of revenue deferred in prior period	(14,154)
Returned customer deposit	(9,205)
Foreign exchange rate changes	(708)
Balance as of July 2, 2023	$43,439
As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). In May 2023, the shareholders of the Company approved the Cognex Corporation 2023 Stock Option and Incentive Plan (the “2023 Plan”). The 2023 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, RSUs, and PRSUs. Up to 8,100,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2023 Plan. In connection with the approval of the 2023 Plan, no further awards will be made under the Cognex Corporation 2001 General Stock Option Plan, as amended and restated (the “2001 Plan”), and the Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (the “2007 Plan”). With the approval of the 2023 Plan, the 10,610,800 shares of common stock subject to awards granted under the 2001 Plan and the 2007 Plan that were outstanding as of May 3, 2023 may become eligible for issuance under the 2023 Plan if such awards are forfeited, cancelled or otherwise terminated (other than by exercise) (the “Carryover Shares”). As of July 2, 2023, forfeits, cancellations, and other terminations from the 2001 Plan and the 2007 Plan have resulted in 147,585 Carryover Shares, raising the authorized total shares that may be issued under the 2023 Plan to 8,247,585.
As of July 2, 2023, the Company had 8,183,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three or four years of continuous employment or incrementally over such three or four-year periods. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on stock options, RSUs, or PRSUs.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options
The following table summarizes the Company’s stock option activity for the six-month period ended July 2, 2023:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	8,467	$51.56
Granted	1,266	47.28
Exercised	(299)	33.87
Forfeited or expired	(515)	58.22
Outstanding as of July 2, 2023	8,919	$51.16	6.31	$70,411
Exercisable as of July 2, 2023	5,213	$47.62	4.90	$52,631
Options vested or expected to vest as of July 2, 2023 (1)	8,416	$50.95	6.17	$67,670
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Risk-free rate	3.5%	1.9%	3.9%	1.9%
Expected dividend yield	0.56%	0.53%	0.59%	0.40%
Expected volatility	39%	37%	39%	37%
Expected term (in years)	5.9	6.1	4.9	5.2
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
The weighted-average grant-date fair values of stock options granted during the three-month and six-month periods ended July 2, 2023 were $20.09 and $17.86, respectively, and during the three-month and six-month periods ended July 3, 2022 were $18.21 and $22.33, respectively.
The total intrinsic values of stock options exercised for the three-month and six-month periods ended July 2, 2023 were $2,123,000 and $5,562,000, respectively, and for the three-month and six-month periods ended July 3, 2022 were $934,000 and $3,099,000, respectively. The total fair values of stock options vested for the three-month and

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
six-month periods ended July 2, 2023 were $892,000 and $32,073,000, respectively, and for the three-month and six-month periods ended July 3, 2022 were $1,188,000 and $26,723,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the six-month period ended July 2, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,269	$61.74
Granted	663	46.86
Vested	(482)	59.40
Forfeited or expired	(65)	61.52
Nonvested as of July 2, 2023	1,385	$55.44
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month and six-month periods ended July 2, 2023 were $52.53 and $46.86, respectively, and during the three-month and six-month periods ended July 3, 2022 were $45.25 and $63.37, respectively. There were 29,000 and 482,000 RSUs that vested during the three-month and six-month periods ended July 2, 2023, respectively, and 20,000 and 74,000 that vested during the three-month and six-month periods ended July 3, 2022, respectively.
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the six-month period ended July 2, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	33	$62.49
Granted	46	44.86
Vested	—	—
Forfeited or expired	—	—
Nonvested as of July 2, 2023	79	$52.23
The fair value of PRSUs is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant. There were 0 and 46,000 PRSUs granted during the three-month and six-month periods ended July 2, 2023, respectively, and 0 and 33,000 PRSUs granted during the three-month and six-month periods ended July 3, 2022, respectively. No PRSUs vested during the three-month and six-month periods ended July 2, 2023 and July 3, 2022.
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
As of July 2, 2023, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $76,162,000, which is expected to be recognized over a weighted-average period of 2.2 years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 2, 2023 were $12,574,000 and $1,892,000, respectively, and for the six-month period ended July 2, 2023 were $29,153,000 and $4,200,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 3, 2022 were $12,997,000 and $2,044,000, respectively, and for the six-month period ended July 3, 2022 were $28,053,000 and $4,363,000, respectively. No compensation expense was capitalized as of July 2, 2023 or December 31, 2022.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenue	$441	$482	$1,062	$1,045
Research, development, and engineering	3,308	3,851	9,198	8,299
Selling, general, and administrative	8,825	8,664	18,893	18,709
	$12,574	$12,997	$29,153	$28,053
NOTE 14: Stock Repurchase Program
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this March 2020 program, in addition to repurchases made in prior years, the Company repurchased 1,677,000 shares at a cost of $117,000,000 during the six-month period ended July 3, 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 590,000 shares at a cost of $37,317,000 during the six-month period ended July 3, 2022. Under this same March 2022 program, in addition to repurchases made in the prior year, the Company repurchased 966,000 shares at a total cost of $49,163,000 during the six-month period ended July 2, 2023 leaving a remaining balance of $363,523,000 as of July 2, 2023. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15: Income Taxes
The Company's effective tax rate was 15% and 12% for the three-month and six-month periods ended July 2, 2023, respectively, and 9% and 17% for the three-month and six-month periods ended July 3, 2022, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 22% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a net decrease to the effective tax rate for both the three-month and six-month periods ended July 2, 2023 and July 3, 2022.
The Company recorded a net discrete tax expense totaling $399,000 and a net discrete tax benefit totaling $3,195,000 for the three-month and six-month periods ended July 2, 2023, and a net discrete tax benefit totaling $2,352,000 and a net discrete tax expense totaling $3,986,000 for the same periods in 2022.
Discrete tax items for the six-month period ended July 2, 2023 included (1) an increase in tax expense of $1,766,000 related to stock-based compensation; (2) a net decrease in tax expense of $3,051,000 due primarily to the release of tax reserves on state tax credits and foreign audit settlements; (3) a decrease in tax expense of $2,198,000 for adjustments to certain deferred tax assets; and (4) a net increase in tax expense of $288,000 for return-to-provision adjustments.
Discrete tax items for the six-month period ended July 3, 2022 included (1) an increase in tax expense of $176,000 related to stock-based compensation; (2) a decrease in tax expense of $1,577,000 arising from audit settlements; (3) an increase in tax expense of $2,316,000 to establish a reserve against certain deferred tax assets; and (4) an increase in tax expense of $3,071,000 consisting primarily of transfer pricing and return-to-provision adjustments.
The Company’s reserve for income taxes, including gross interest and penalties, was $19,239,000 as of July 2, 2023, which was classified as a non-current liability. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2019 through 2021 remain open to examination by the IRS, and 2018 through 2021 remain open to examination by various state tax authorities. The tax years 2017 through 2022 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic weighted-average common shares outstanding	172,429	173,507	172,527	173,830
Effect of dilutive equity awards	1,193	1,486	1,264	2,044
Weighted-average common and common-equivalent shares outstanding	173,622	174,993	173,791	175,874
Stock options to purchase 6,890,000 and 6,713,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 2, 2023, respectively, and 4,048,000 and 1,818,000 for the same periods in 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 3,000 and 1,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 2, 2023, respectively, and 480,000 and 21,000 for the same periods in 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No PRSUs were excluded in the calculation of dilutive net income per share for the three-month and six-month periods ended July 2, 2023, as PRSUs were not anti-dilutive on a weighted-average basis. PRSUs totaling 33,000 and 0 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended July 3, 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17: Loss (Recovery) from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia. The fire destroyed a significant amount of Cognex-owned consigned inventories, as well as component inventories owned by the contract manufacturer that were designated for Cognex products. There was no significant damage to the Company's production equipment. Since the date of the fire, the Company has worked with the contract manufacturer to resume production, maintain standards of product quality, and replenish inventories destroyed by the fire. The Company has also been working to ramp up an additional contract manufacturer to further mitigate risk, diversify the supply chain, and expand production capacity.
During the three-month period ended July 3, 2022, the Company recorded a net loss related to the fire of $17,403,000, consisting primarily of losses from inventories and other assets of $44,903,000, partially offset by an estimated insurance recovery of $27,500,000. The net loss is presented in the caption “Loss (recovery) from fire” on the Consolidated Statements of Operations. The Company received insurance proceeds of $27,560,000 from the Company's insurance carrier in the fourth quarter of 2022, and gross losses recorded during 2022 related to the fire were further reduced by the proceeds received in excess of the original estimated insurance recovery.
During the three-month period ended July 2, 2023, the Company recorded a recovery related to the fire of $2,500,000 for proceeds received from the Company's insurance carrier in relation to a business interruption claim. This recovery amount is presented in the caption “Loss (recovery) from fire” on the Consolidated Statements of Operations.
As of July 2, 2023 and through the date of financial statement issuance, management cannot yet estimate additional recoveries that could be available from the contract manufacturer. Any future, additional recoveries in excess of recognized losses will be treated as gain contingencies and will be recognized when the gain is realized or realizable. There can be no assurance, however, that the insurance coverage and/or recoveries from the contract manufacturer will be available to cover the losses from the fire.
NOTE 18: Restructuring Charges
On December 7, 2022, the Company acquired all of the outstanding shares of SAC Sirius Advanced Cybernetics GmbH ("SAC"), a leader in computational lighting technology based in Germany. Following its acquisition of SAC, the Company performed restructuring activities to align the cost and operating structure of the acquired business with the Company's business strategy. As of December 31, 2022, the majority of these restructuring actions were completed. No additional charges were recorded during the three-month and six-month periods ended July 2, 2023, or are expected to be incurred in future periods in relation to this restructuring plan.
The following table summarizes the activity in the Company’s restructuring reserve related to these restructuring activities, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Total
Balance as of December 31, 2022	$964	$75	$1,039
Cash payments	(703)	(48)	(751)
Foreign exchange rate changes	9	1	10
Balance as of July 2, 2023	$270	$28	$298
NOTE 19: Subsequent Events
On August 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on September 1, 2023 to all shareholders of record as of the close of business on August 18, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “potential,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the expected impact of the fire at our primary contract manufacturer's plant on our assets, business, and results of operations and related recoveries, customer demand and order rates and timing of related revenue, managing supply shortages, delivery lead times, future product mix, research and development activities, sales and marketing activities, new product offerings and product development activities, cost management, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities (including our "Emerging Customer" sales initiative, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the reliance on key suppliers, such as our primary contract manufacturer, to manufacture and deliver products; (2) delays in the delivery of our products, the failure to meet delivery schedules, and resulting customer dissatisfaction or loss of sales; (3) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (4) the failure to effectively manage product transitions or accurately forecast customer demand; (5) the inability to manage disruptions to our distribution centers or to our key suppliers; (6) the expected impact of the fire at our primary contract manufacturer's plant and related recoveries; (7) the inability to design and manufacture high-quality products; (8) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (9) information security breaches; (10) the failure to comply with laws or regulations relating to data privacy or data protection; (11) the inability to protect our proprietary technology and intellectual property; (12) the inability to attract and retain skilled employees and maintain our unique corporate culture; (13) the technological obsolescence of current products and the inability to develop new products; (14) the failure to properly manage the distribution of products and services, including the management of lead times and delivery dates; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses; (17) potential disruptions in our business systems; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) unfavorable global economic conditions, including increases in interest rates and high inflation rates; (22) business disruptions from natural or man-made disasters, such as fire, or public health issues; (23) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes with China and the war in Ukraine; (24) exposure to potential liabilities, increased costs, reputational harm, and other adverse effects associated with expectations relating to environmental, social, and governance considerations; (25) stock price volatility; and (26) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex Corporation (the “Company”) invents and commercializes technologies that address some of the most critical manufacturing and distribution challenges. We are a leading global provider of machine vision products and solutions that improve efficiency and quality in high-growth potential businesses across attractive industrial end markets. In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
Machine vision is used in a variety of industries where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision; thus, our applications have a broad base of customers across a variety of industries, including automotive, logistics, consumer electronics, medical-related, semiconductor, consumer products, and food and beverage.
Revenue for the second quarter of 2023 totaled $242,512,000, representing a decrease of 12% from the second quarter of 2022. The decrease was driven by three main factors: (i) lower revenue from the logistics industry primarily as a result of the continued pause in investments by a few large e-commerce customers; (ii) slower spending trends across our broader factory automation business, most notably in the consumer electronics and semiconductor industries; and (iii) the unfavorable impact of foreign currency exchange rate changes on revenue. Gross margin as a percentage of revenue was 74% for the second quarter of 2023 as compared to 72% for the second quarter of 2022. The increase in gross margin as a percent of revenue was due to lower inventory costs resulting from a reduction in premiums paid to brokers for the purchase of components in response to global supply chain constraints.
Operating expenses for the second quarter of 2023 totaled $114,508,000, representing a decrease of 13% from the second quarter of 2022. On June 7, 2022, our primary contract manufacturer suffered a fire at its Indonesian plant destroying a large portion of the Company's component inventories (refer to Note 17 of the consolidated financial statements). In the second quarter of 2022, the Company recorded a net loss related to the fire of $17,403,000, consisting primarily of losses from inventories and other assets of $44,903,000, partially offset by an estimated insurance recovery of $27,500,000. In the second quarter of 2023, the Company recorded a recovery related to the fire of $2,500,000 for proceeds received from the Company's insurance carrier in relation to a business interruption claim. Excluding the impact of losses and recoveries related to the fire, operating expenses for the second quarter of 2023 increased 3% from the second quarter of 2022, primarily due to headcount to support our "Emerging Customer" sales initiative, annual merit increases provided to employees, and increased travel expenses. These higher expenses were partially offset by lower incentive compensation and the favorable impact of foreign currency exchange rate changes on expenses.
Operating income increased to 27% of revenue for the second quarter of 2023 as compared to 24% of revenue for the second quarter of 2022. Excluding the impact of losses and recoveries related to the fire, operating income decreased to 26% of revenue for the second quarter of 2023 as compared to 30% of revenue for the second quarter of 2022 primarily as a result of the lower revenue levels. Tax expense increased from the second quarter of 2022 primarily due to less favorable discrete tax adjustments. Net income as percentage of revenue was 24%, or $0.33 per diluted share, for the second quarter of 2023 and 21% of revenue, or $0.34 per diluted share, for the second quarter of 2022.
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
Revenue
Revenue decreased by $32,116,000, or 12%, for the three-month period and decreased by $113,399,000, or 20%, for the six-month period as compared to the same periods in 2022. Changes in foreign currency exchange rates resulted in a lower level of reported revenue for both the three-month and six-month periods in 2023 as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue decreased by 10% for the three-month period and decreased by 18% for the six-month period as compared to the same periods in 2022.
The largest factor contributing to the decreases in total revenue for both the three-month and six-month periods was a decline in logistics revenue primarily as a result of the continued pause in investments by a few large e-commerce customers. Slower spending trends across our broader factory automation business further contributed to the decrease in revenue.

The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and six-month periods ended July 2, 2023 and July 3, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended				Six-months Ended
	July 2, 2023	July 3, 2022	$ Change	% Change	July 2, 2023	July 3, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$82,297	$91,551	$(9,254)	(10)%	$162,911	$218,210	$(55,299)	(25)%
Percentage of total revenue	34%	33%			37%	39%
Europe	$56,860	$61,840	$(4,980)	(8)%	$116,702	$124,631	$(7,929)	(6)%
Percentage of total revenue	23%	23%			26%	22%
Greater China	$72,351	$78,616	$(6,265)	(8)%	$105,351	$127,021	$(21,670)	(17)%
Percentage of total revenue	30%	29%			24%	23%
Other Asia	$31,004	$42,621	$(11,617)	(27)%	$58,672	$87,173	$(28,501)	(33)%
Percentage of total revenue	13%	16%			13%	16%
Total revenue	$242,512	$274,628	$(32,116)	(12)%	$443,636	$557,035	$(113,399)	(20)%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas decreased by 10% for the three-month period and decreased by 25% for the six-month period as compared to the same periods in 2022. The decreases were primarily driven by lower revenue from customers in the logistics industry.
•Revenue from customers based in Europe decreased by 8% for the three-month period and decreased by 6% for the six-month period as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe decreased by 9% for the three-month period and decreased by 5% for the six-month period as compared to the same periods in 2022. On both a U.S. GAAP and constant-currency basis, the decreases were primarily driven by lower revenue from customers in the logistics and consumer electronics industries.
•Revenue from customers based in Greater China decreased by 8% for the three-month period and decreased by 17% for the six-month period as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China decreased by 4% for the three-month period and decreased by 12% for the six-month period as compared to the same periods in 2022. On both a U.S. GAAP and constant-currency basis, the decreases resulted from broad-based declines in revenue from customers across multiple industries, partially offset by increases in revenue from large projects in the consumer products industry.
•Revenue from customers based in other countries in Asia decreased by 27% for the three-month period and decreased by 33% for the six-month period as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in other countries in Asia decreased by 23% for the three-month period and 28% for the six-month period as compared to the same periods in 2022. On both a U.S. GAAP and constant-currency basis, the decreases resulted from broad-based declines in revenue from customers across multiple industries, most notably the semiconductor industry.

Gross Margin
The following table sets forth our gross margin (in thousands) for the three-month and six-month periods ended July 2, 2023 and July 3, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended				Six-months Ended
	July 2, 2023	July 3, 2022	$ Change	% Change	July 2, 2023	July 3, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Gross margin	$179,683	$196,485	$(16,802)	(9)%	$323,423	$400,102	$(76,679)	(19)%
Percentage of total revenue	74%	72%			73%	72%
Gross margin as a percentage of revenue was 74% and 73% for the three-month and six-month periods in 2023, respectively, as compared to 72% and 72% for the same periods in 2022, respectively. The increases in gross margin as a percent of revenue were primarily due to lower inventory costs resulting from a reduction in premiums paid to brokers for the purchase of components in response to global supply chain constraints. These increases were partially offset by the unfavorable impact of foreign currency exchange rates on revenue, and reduced cost efficiencies from the lower sales volume.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and six-month periods ended July 2, 2023 and July 3, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended				Six-months Ended
	July 2, 2023	July 3, 2022	$ Change	% Change	July 2, 2023	July 3, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$33,585	$33,991	$(406)	(1)%	$72,127	$70,045	$2,082	3%
Percentage of total revenue	14%	12%			16%	13%
Selling, general, and administrative expenses	$83,423	$79,950	$3,473	4%	$166,460	$160,785	$5,675	4%
Percentage of total revenue	34%	29%			38%	29%
Loss (recovery) from fire	$(2,500)	$17,403	$(19,903)	(114)%	$(2,500)	$17,403	$(19,903)	(114)%
Percentage of total revenue	(1)%	6%			(1)%	3%
Total operating expenses	$114,508	$131,344	$(16,836)	(13)%	$236,087	$248,233	$(12,146)	(5)%
Percentage of total revenue	47%	48%			53%	45%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $406,000, or 1%, for the three-month period and increased by $2,082,000, or 3%, for the six-month period as compared to the same periods in 2022. For both the three-month and six-month periods, personnel-related costs increased as a result of headcount additions to support new product initiatives and compensation increases provided to employees as part of our annual merit process. Incentive compensation expenses for both the three-month and six-month periods in 2023 were lower than the prior year comparable periods in 2022 based on the Company's expected performance against relevant full-year goals. Foreign currency exchange rate changes further offset the increases to personnel-related costs, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate. For the three-month period in 2023, increases in personnel-related costs did not offset the decreases in incentive compensation and foreign currency exchange rate changes which drove the slight overall decrease to total RD&E expenses.
RD&E expenses as a percentage of revenue were 14% and 16% for the three-month and six-month periods in 2023, respectively, as compared to 12% and 13% for the same periods in 2022, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. These percentages are impacted by revenue levels and investing cycles.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $3,473,000, or 4%, for the three-month period and increased by $5,675,000, or 4%, for the six-month period as compared to the same periods in 2022. SG&A expenses increased due to costs related to our “Emerging Customer” sales initiative, including primarily compensation for additional headcount, travel expenses, and sales demonstration equipment. We launched this initiative towards the end of 2022 to broaden the reach of our sales force to customers who are relatively new to factory automation and have not fully realized the advantages of machine vision.
Unrelated to our "Emerging Customer" sales initiative, for both the three-month and six-month periods in 2023, we also had higher personnel-related costs resulting primarily from compensation increases provided to employees as part of our annual merit process. Travel expenses also increased due primarily to a higher level of travel activity now that restrictions related to the COVID-19 pandemic have eased or been eliminated.
These increases to total SG&A expenses were partially offset by lower incentive compensation expenses than the prior year, which included sales commissions and incentive bonuses, due to lower revenue levels and based on the Company's expected performance against relevant full-year goals. Foreign currency exchange rate changes further offset increases to total SG&A expenses, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.
Loss (Recovery) from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia. The fire destroyed a significant amount of Cognex-owned consigned inventories, as well as component inventories owned by the contract manufacturer that were designated for Cognex products. There was no significant damage to the Company's production equipment. Since the date of the fire, the Company has worked with the contract manufacturer to resume production, maintain standards of product quality, and replenish inventories destroyed by the fire. The Company has also been working to ramp up an additional contract manufacturer to further mitigate risk, diversify the supply chain, and expand production capacity.
In the second quarter of 2022, the Company recorded a net loss related to the fire of $17,403,000, consisting primarily of losses from inventories and other assets of $44,903,000, partially offset by an estimated insurance recovery of $27,500,000. In the second quarter of 2023, the Company recorded a recovery related to the fire of $2,500,000 for proceeds received from the Company's insurance carrier in relation to a business interruption claim.
As of July 2, 2023 and through the date of financial statement issuance, management cannot yet estimate additional recoveries that could be available from the contract manufacturer. Any future, additional recoveries in excess of recognized losses will be treated as gain contingencies and will be recognized when the gain is realized or realizable. There can be no assurance, however, that additional insurance coverage and/or recoveries from the contract manufacturer will be available to cover the net loss from the fire.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and six-month periods ended July 2, 2023 and July 3, 2022 with the dollar and percentage changes between the corresponding periods.

	Three-months Ended				Six-months Ended
	July 2, 2023	July 3, 2022	$ Change	% Change	July 2, 2023	July 3, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$(1,605)	$(2,043)	$438	(21)%	$(1,211)	$(2,487)	$1,276	(51)%
Investment income	$4,095	$1,505	$2,590	172%	$7,682	$2,973	$4,709	158%
Other income (expense)	$112	$(188)	$300	(160)%	$185	$(236)	$421	(178)%
Total non-operating income (expense)	$2,602	$(726)	$3,328	(458)%	$6,656	$250	$6,406	2,562%

The Company recorded foreign currency losses of $1,605,000 and $1,211,000 for the three-month and six-month periods in 2023, respectively, and $2,043,000 and $2,487,000 for the three-month and six-month periods in 2022, respectively. Foreign currency gains and losses result primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income for the three-month and six-month periods in 2023 was $4,095,000 and $7,682,000, respectively, representing increases of $2,590,000 and $4,709,000, respectively, from the prior comparable periods in 2022. The increases were primarily due to higher yields on the Company's portfolio of debt securities, and to a lesser extent, higher investment balances.
The Company recorded other income of $112,000 and $185,000 for the three-month and six-month periods in 2023, respectively, compared to other expense of $188,000 and $236,000 for the three-month and six-month periods in 2022, respectively.
Income Tax Expense
The following table sets forth our effective income tax rate reconciliation (in thousands) for the three-month and six-month periods ended July 2, 2023 and July 3, 2022 with the dollar and percentage changes between the corresponding periods.

	Three-months Ended				Six-months Ended
	July 2, 2023	July 3, 2022	$ Change	% Change	July 2, 2023	July 3, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$67,777	$64,415	$3,362	5%	$93,992	$152,119	$(58,127)	(38)%
Income tax expense	$10,303	$5,514	$4,789	87%	$10,903	$25,885	$(14,982)	(58)%
Effective income tax rate	15%	9%			12%	17%
The Company’s effective tax rate was 15% and 12% for the three-month and six-month periods ended July 2, 2023, respectively, and 9% and 17% for the same periods in 2022, respectively.
The increase in the effective tax rate from 9% to 15% for the three-month period primarily resulted from the impact of discrete tax items. Compared to a net discrete tax expense recorded for the three-month period in 2023, the Company recorded a net discrete tax benefit for the three-month period in 2022 primarily driven by audit settlements which decreased income tax expense.
The decrease in the effective tax rate from 17% to 12% for the six-month period primarily resulted from the impact of discrete tax items. The Company recorded a net discrete tax benefit for the six-month period in 2023 due primarily to the release of tax reserves on state tax credits, foreign audit settlements, and adjustments to certain deferred tax assets. The Company recorded a net discrete tax expense for the six-month period in 2022 primarily driven by an increase in valuation allowance as well as transfer pricing and return-to-provision adjustments which were partially offset by a decrease in tax expense from audit settlements.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $832,453,000 as of July 2, 2023. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain the liquidity and safety of the investment portfolio.
As of July 2, 2023, the Company's portfolio of debt securities was in a net unrealized loss position of $21,823,000. The Company currently does not intend to sell debt securities in an unrealized loss position to meet current liquidity needs as it has the ability and intention to hold these investments until full value recovery at maturity. However, if the Company is required to sell these debt securities to meet future liquidity needs, for example, to acquire new businesses or technologies, it is prepared to sell these investments at a loss.

	Six-months Ended
	July 2, 2023	July 3, 2022	$ Change	% Change
	(unaudited)
Net cash provided by (used in) operating activities	$57,402	$93,629	$(36,227)	(39)%
Net cash provided by (used in) investing activities	$11,494	$75,597	$(64,103)	(85)%
Net cash provided by (used in) financing activities	$(70,668)	$(172,476)	$101,808	(59)%
Operating activities
Net cash provided by operating activities decreased by $36,227,000 during the six-month period ended 2023 as compared to the same period in 2022. This decrease was driven by a decline in net income of $43,145,000 resulting primarily from lower revenue year-over-year. Cash outlays from operating activities in both the six-month periods ended July 2, 2023 and July 3, 2022 consisted of incentive compensation payments that were earned and accrued in 2022 and 2021, respectively.
Investing activities
Net cash provided by investing activities decreased by $64,103,000 during the six-month period ended 2023 as compared to the same period in 2022. This decrease was driven by a $48,849,000 decline in cash provided by the maturities and sales of investments and a $16,300,000 increase in cash used in the purchases of investments. Capital expenditures for the six-month period in 2023 totaled $10,207,000 and consisted primarily of continued investments in business systems related to the Company's sales process, manufacturing test equipment related to new product introductions, and leasehold improvements related to one of the Company's offices in Shanghai, China.
Financing activities
Net cash used in financing activities decreased by $101,808,000 during the six-month period ended 2023 as compared to the same period in 2022. This decrease was driven by a $105,154,000 decline in cash used to repurchase common stock.
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this March 2020 program, in addition to repurchases made in prior years, the Company repurchased 1,677,000 shares at a cost of $117,000,000 during the six-month period ended July 3, 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 590,000 shares at a cost of $37,317,000 during the six-month period ended July 3, 2022. Under this same March 2022 program, in addition to repurchases made in the prior year, the Company repurchased 966,000 shares at a total cost of $49,163,000 during the six-month period ended July 2, 2023 leaving a remaining balance of $363,523,000 as of July 2, 2023. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.070 per share for the first and second quarters of 2023, totaling $24,160,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
The Company's future material cash requirements include contractual obligations related to inventory purchase commitments and leases. As of July 2, 2023, the Company had inventory purchase commitments of $40,388,000, with the majority payable during 2023, and lease payment obligations of $116,253,000, with $4,863,000 payable during 2023. During 2023, we also expect significant cash outlays related to the Company's "Emerging Customer" sales initiative as we continue to grow our sales force in order to reach customers who may not be utilizing machine vision to its full potential.
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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended July 2, 2023 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended July 2, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2023 - April 30, 2023	158,000	$48.51	158,000	$380,851,000
May 1, 2023 - May 28, 2023	161,000	50.06	161,000	372,792,000
May 29, 2023 - July 2, 2023	168,000	55.13	168,000	363,523,000
Total	487,000	$51.31	487,000	$363,523,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended July 2, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

 ITEM 6. EXHIBITS

Exhibit Number
10.1	Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2023)
10.2
Form of Non-Qualified Stock Option Agreement under the Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2023)

10.3
Form of Restricted Stock Unit Award Agreement under the Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2023)

10.4
Form of Performance Restricted Stock Unit Award Agreement under the Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2023)

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

Date:	August 3, 2023	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)