Form 10-Q
period 2023-10-01
COGNEX CORP
filed 2023-10-31
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2023 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 1, 2023, there were 172,142,092 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(unaudited)		(unaudited)
Revenue	$197,241	$209,622	$640,877	$766,657
Cost of revenue	54,467	57,383	174,680	214,316
Gross margin	142,774	152,239	466,197	552,341
Research, development, and engineering expenses	32,580	33,954	104,707	103,999
Selling, general, and administrative expenses	82,307	75,371	248,767	236,156
Loss (recovery) from fire (Note 17)	(2,750)	2,891	(5,250)	20,294
Operating income	30,637	40,023	117,973	191,892
Foreign currency gain (loss)	(8,699)	(1,880)	(9,910)	(4,367)
Investment income	4,891	1,416	12,573	4,389
Other income (expense)	173	(214)	358	(450)
Income before income tax expense	27,002	39,345	120,994	191,464
Income tax expense	8,086	5,365	18,989	31,250
Net income	$18,916	$33,980	$102,005	$160,214

Net income per weighted-average common and common-equivalent share:
Basic	$0.11	$0.20	$0.59	$0.92
Diluted	$0.11	$0.19	$0.59	$0.91

Weighted-average common and common-equivalent shares outstanding:
Basic	172,169	173,256	172,408	173,640
Diluted	173,354	174,327	173,659	175,233

Cash dividends per common share	$0.070	$0.065	$0.210	$0.195

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(unaudited)		(unaudited)
Net income	$18,916	$33,980	$102,005	$160,214
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $707 and $(1,564) in the three-month periods, and net of tax of $1,981 and $(6,298) in the nine-month periods, respectively	738	(5,315)	4,458	(21,185)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	624	79	624	103
Net change related to available-for-sale investments	1,362	(5,236)	5,082	(21,082)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(2,603)	(7,352)	(5,828)	(13,425)
Net change related to foreign currency translation adjustments	(2,603)	(7,352)	(5,828)	(13,425)

Other comprehensive income (loss), net of tax	(1,241)	(12,588)	(746)	(34,507)
Total comprehensive income	$17,675	$21,392	$101,259	$125,707

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$395,501	$181,374
Current investments, amortized cost of $120,831 and $223,545 in 2023 and 2022, respectively, allowance for credit losses of $0 in 2023 and 2022	117,147	218,759
Accounts receivable, allowance for credit losses of $580 and $730 in 2023 and 2022, respectively	130,542	125,417
Unbilled revenue	1,588	2,179
Inventories	133,866	122,480
Prepaid expenses and other current assets	68,347	67,490
Total current assets	846,991	717,699
Non-current investments, amortized cost of $349,060 and $476,148 in 2023 and 2022, respectively, allowance for credit losses of $0 in 2023 and 2022	332,991	454,117
Property, plant, and equipment, net	82,965	79,714
Operating lease assets	66,760	37,682
Goodwill	241,042	242,630
Intangible assets, net	9,986	12,414
Deferred income taxes	403,013	407,241
Other assets	6,151	6,643
Total assets	$1,989,899	$1,958,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,053	$27,103
Accrued expenses	79,121	93,235
Accrued income taxes	19,302	18,129
Deferred revenue and customer deposits	40,246	40,787
Operating lease liabilities	7,982	8,454
Total current liabilities	169,704	187,708
Non-current operating lease liabilities	60,450	31,298
Deferred income taxes	233,360	249,961
Reserve for income taxes	19,450	15,866
Non-current accrued income taxes	18,337	33,008
Other liabilities	—	1,905
Total liabilities	501,301	519,746

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2023 and 2022, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2023 and 2022, respectively; issued and outstanding: 172,142 and 172,631 shares in 2023 and 2022, respectively	344	345
Additional paid-in capital	1,023,960	979,167
Retained earnings	534,337	528,179
Accumulated other comprehensive loss, net of tax	(70,043)	(69,297)
Total shareholders’ equity	1,488,598	1,438,394
Total liabilities and shareholders' equity	$1,989,899	$1,958,140

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 1, 2023	October 2, 2022
	(unaudited)
Cash flows from operating activities:
Net income	$102,005	$160,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	41,518	41,419
Depreciation of property, plant, and equipment	12,557	12,176
(Gain) loss on disposal of property, plant, and equipment	(2)	12
Amortization of intangible assets	2,428	2,468
Excess and obsolete inventory charges	1,703	2,728
Non-cash impact of write-offs related to fire (Note 17)	—	45,827
Amortization of discounts or premiums on investments	1,347	3,976
Realized (gain) loss on sale of investments	624	103
Change in deferred income taxes	(14,691)	(14,799)
Change in operating assets and liabilities:
Accounts receivable	(6,488)	31,018
Unbilled revenue	534	1,760
Inventories	(12,954)	(35,815)
Prepaid expenses and other current assets	(2,007)	(46,817)
Accounts payable	(3,986)	(21,577)
Accrued expenses	(13,214)	(23,813)
Accrued income taxes	(13,513)	(6,644)
Deferred revenue and customer deposits	(151)	20,882
Other	2,715	4,031
Net cash provided by (used in) operating activities	98,425	177,149
Cash flows from investing activities:
Purchases of investments	(174,330)	(77,760)
Maturities and sales of investments	402,160	215,876
Purchases of property, plant, and equipment	(16,062)	(15,605)
Net cash provided by (used in) investing activities	211,768	122,511
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	3,276	4,225
Repurchase of common stock	(59,640)	(178,387)
Payment of dividends	(36,209)	(33,837)
Net cash provided by (used in) financing activities	(92,573)	(207,999)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,493)	(11,818)
Net change in cash and cash equivalents	214,127	79,843
Cash and cash equivalents at beginning of period	181,374	186,161
Cash and cash equivalents at end of period	$395,501	$266,004

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 2, 2023	172,293	$345	$1,010,973	$537,947	$(68,802)	$1,480,463
Net issuance of common stock under stock plans	40	—	622	—	—	622
Repurchase of common stock	(191)	(1)	—	(10,477)	—	(10,478)
Stock-based compensation expense	—	—	12,365	—	—	12,365
Payment of dividends ($0.070 per common share)	—	—	—	(12,049)	—	(12,049)
Net income	—	—	—	18,916	—	18,916
Net unrealized gain (loss) on available-for-sale investments, net of tax of $707	—	—	—	—	738	738
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	624	624
Foreign currency translation adjustment	—	—	—	—	(2,603)	(2,603)
Balance as of October 1, 2023 (unaudited)	172,142	$344	$1,023,960	$534,337	$(70,043)	$1,488,598

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 3, 2022	173,397	$347	$947,269	$512,230	$(69,861)	$1,389,985
Net issuance of common stock under stock plans	73	—	(189)	—	—	(189)
Repurchase of common stock	(540)	(1)	—	(24,069)	—	(24,070)
Stock-based compensation expense	—	—	13,366	—	—	13,366
Payment of dividends ($0.065 per common share)	—	—	—	(11,264)	—	(11,264)
Net income	—	—	—	33,980	—	33,980
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(1,564)	—	—	—	—	(5,315)	(5,315)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	79	79
Foreign currency translation adjustment	—	—	—	—	(7,352)	(7,352)
Balance as of October 2, 2022 (unaudited)	172,930	$346	$960,446	$510,877	$(82,449)	$1,389,220

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	172,631	$345	$979,167	$528,179	$(69,297)	$1,438,394
Net issuance of common stock under stock plans	668	1	3,275	—	—	3,276
Repurchase of common stock	(1,157)	(2)	—	(59,638)	—	(59,640)
Stock-based compensation expense	—	—	41,518	—	—	41,518
Payment of dividends ($0.210 per common share)	—	—	—	(36,209)	—	(36,209)
Net income	—	—	—	102,005	—	102,005
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,981	—	—	—	—	4,458	4,458
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	624	624
Foreign currency translation adjustment	—	—	—	—	(5,828)	(5,828)
Balance as of October 1, 2023 (unaudited)	172,142	$344	$1,023,960	$534,337	$(70,043)	$1,488,598

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2021	175,481	$351	$914,802	$562,882	$(47,942)	$1,430,093
Net issuance of common stock under stock plans	256	—	4,225	—	—	4,225
Repurchase of common stock	(2,807)	(5)	—	(178,382)	—	(178,387)
Stock-based compensation expense	—	—	41,419	—	—	41,419
Payment of dividends ($0.195 per common share)	—	—	—	(33,837)	—	(33,837)
Net income	—	—	—	160,214	—	160,214
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(6,298)	—	—	—	—	(21,185)	(21,185)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	103	103
Foreign currency translation adjustment	—	—	—	—	(13,425)	(13,425)
Balance as of October 2, 2022 (unaudited)	172,930	$346	$960,446	$510,877	$(82,449)	$1,389,220

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, adjustments related to losses and recoveries from the fire (Note 17), and financial statement reclassifications necessary to present fairly the Company’s financial position as of October 1, 2023, and the results of its operations for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended October 1, 2023 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of October 1, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$241,716	$—	$—
Corporate bonds	—	349,405	—
Treasury bills	—	61,742	—
Asset-backed securities	—	37,051	—
Sovereign bonds	—	1,940	—
Economic hedge forward contracts	—	196	—
Liabilities:
Economic hedge forward contracts	—	128	—
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
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month or nine-month periods ended October 1, 2023 or October 2, 2022.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	October 1, 2023	December 31, 2022
Cash	$153,785	$180,959
Money market instruments	241,716	415
Cash and cash equivalents	395,501	181,374
Corporate bonds	110,627	164,055
Asset-backed securities	3,084	26,890
Treasury bills	2,457	11,332
Sovereign bonds	979	—
Agency bonds	—	15,858
Municipal bonds	—	624
Current investments	117,147	218,759
Corporate bonds	238,778	374,440
Treasury bills	59,285	44,214
Asset-backed securities	33,967	33,539
Sovereign bonds	961	1,924
Non-current investments	332,991	454,117
	$845,639	$854,250
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury bills consist of debt securities issued by the U.S. government; sovereign bonds consist of direct debt issued by foreign governments; agency bonds consist of domestic or foreign obligations of government agencies and government-sponsored enterprises that have government backing; and municipal bonds consist of debt securities issued by state and local government entities. All of the Company's securities as of October 1, 2023 and December 31, 2022 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $4,094,000 and $3,620,000 as of October 1, 2023 and December 31, 2022, respectively.
The following table summarizes the Company’s available-for-sale investments as of October 1, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$114,188	$—	$(3,561)	$110,627
Asset-backed securities	3,128	—	(44)	3,084
Treasury bills	2,498	—	(41)	2,457
Sovereign bonds	1,017	—	(38)	979
Non-current:
Corporate bonds	251,635	9	(12,866)	238,778
Treasury bills	60,871	—	(1,586)	59,285
Asset-backed securities	35,512	—	(1,545)	33,967
Sovereign bonds	1,042	—	(81)	961
	$469,891	$9	$(19,762)	$450,138

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 1, 2023 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$103,100	$(2,900)	$244,535	$(13,527)	$347,635	$(16,427)
Treasury bills	56,878	(1,492)	4,864	(135)	61,742	(1,627)
Asset-backed securities	32,425	(1,465)	4,626	(124)	37,051	(1,589)
Sovereign bonds	—	—	1,940	(119)	1,940	(119)
	$192,403	$(5,857)	$255,965	$(13,905)	$448,368	$(19,762)

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of October 1, 2023 or December 31, 2022. There was no activity recorded in the allowance for credit losses during the three-month or nine-month periods ended October 1, 2023 or October 2, 2022.
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Gross realized gains	$109	$—	$109	$133
Gross realized losses	(733)	(79)	(733)	(236)
Net realized gains (losses)	$(624)	$(79)	$(624)	$(103)
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 1, 2023 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$110,627	$95,497	$65,409	$34,878	$42,539	$455	$349,405
Treasury bills	2,457	5,306	15,016	21,842	17,121	—	61,742
Asset-backed securities	3,084	12,722	10,584	3,978	—	6,683	37,051
Sovereign bonds	979	—	961	—	—	—	1,940
	$117,147	$113,525	$91,970	$60,698	$59,660	$7,138	$450,138

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	October 1, 2023	December 31, 2022
Raw materials	$80,091	$71,720
Work-in-process	1,712	906
Finished goods	52,063	49,854
	$133,866	$122,480
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion.
As of October 1, 2023, there were no options to terminate and twenty-nine options to extend that were accounted for in the determination of the lease term for outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of October 1, 2023.
The total operating lease expense for the three-month and nine-month periods ended October 1, 2023 was $5,512,000 and $8,151,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended October 1, 2023 were $5,168,000 and $7,532,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended October 1, 2023 was $132,000 and $292,000, respectively.
The total operating lease expense for the three-month and nine-month periods ended October 2, 2022 was $2,255,000 and $6,699,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended October 2, 2022 were $2,161,000 and $6,467,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended October 2, 2022 was $35,000 and $110,000, respectively.
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2023	$2,510
2024	11,580
2025	9,677
2026	7,799
2027	7,231
2028	6,992
Thereafter	46,421
$92,210
The discounted present value of the future lease cash payments resulted in a total lease liability of $68,432,000 and $39,752,000 as of October 1, 2023 and December 31, 2022, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of October 1, 2023.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In June 2023, the Company entered into a lease for a 115,000 square-foot building in Singapore to serve as a new distribution center for customers in Asia. The lease contains two components, including a 88,000 square-foot premises with a term of ten years, six months. The Company has the right and option to extend the term of this lease component for an additional period of five years, commencing upon the expiration of the original term. This lease component commenced during the second quarter of 2023, and therefore the Company recorded approximately $29,639,000, which reflects an estimated extension period of five years, within "Operating lease assets" and "Operating lease liabilities" on the Consolidated Balance Sheets on the commencement date. The second component of this Singapore lease is for a 27,000 square-foot premises with a term of eight years. The commencement date for this lease component is in the fourth quarter of 2025, and therefore it was not yet recorded on the Consolidated Balance Sheets, nor did it create any significant rights and obligations as of October 1, 2023. The Company has the right and option to extend the term of this lease component for an additional period of five years, commencing upon the expiration of the original term. Future payment obligations associated with this lease component total $13,231,000, none of which is payable in 2023 and which reflects an estimated extension period of five years. Future payment obligations related to this lease component are not included in the future operating lease cash payments table above.
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
The weighted-average discount rate was 5.4% and 3.3% for the leases outstanding as of October 1, 2023 and December 31, 2022, respectively. The weighted-average remaining lease term was 10.8 and 7.8 years for the leases outstanding as of October 1, 2023 and December 31, 2022, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2022	$242,630
Foreign exchange rate changes	(1,588)
Balance as of October 1, 2023	$241,042
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Completed technologies	$28,017	$(19,590)	$8,427
Customer relationships	5,838	(4,400)	1,438
Non-compete agreements	340	(219)	121
Balance as of October 1, 2023	$34,195	$(24,209)	$9,986

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Completed technologies	$28,017	$(17,744)	$10,273
Customer relationships	5,838	(3,860)	1,978
Non-compete agreements	340	(177)	163
Balance as of December 31, 2022	$34,195	$(21,781)	$12,414

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of October 1, 2023, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2023	$709
2024	2,623
2025	2,300
2026	1,995
2027	1,273
2028	543
Thereafter	543
$9,986
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2022	$4,375
Provisions for warranties issued during the period	1,722
Fulfillment of warranty obligations	(2,292)
Balance as of October 1, 2023	$3,805
NOTE 10: Commitments and Contingencies
As of October 1, 2023, the Company had outstanding purchase orders totaling $70,635,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of October 1, 2023, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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
Additionally, during the three-month period ended October 1, 2023, the Company entered into a foreign currency forward contract to exchange U.S. Dollars for ¥40,000,000,000 to hedge the Japanese Yen purchase price of the acquisition of Moritex Corporation (refer to Note 19 of the consolidated financial statements). Upon the settlement of this contract, the Company recorded a foreign currency loss of $8,456,000, which was recorded in "Foreign currency gain (loss)" on the Consolidated Statements of Operations for the three-month period ended October 1, 2023.
The Company had the following outstanding forward contracts (in thousands):

	October 1, 2023		December 31, 2022
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Japanese Yen	40,600,000	$272,499	700,000	$5,281
Euro	37,500	39,741	60,000	64,174
Singapore Dollar	40,500	29,747	—	—
Chinese Renminbi	200,000	27,445	55,000	7,619
Mexican Peso	100,000	5,722	185,000	9,480
Hungarian Forint	1,930,000	5,221	1,590,000	4,238
British Pound	3,230	3,956	3,445	4,161
Canadian Dollar	1,650	1,225	1,730	1,278
Swiss Franc	—	—	1,120	1,218

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	October 1, 2023	December 31, 2022	Sheet Location	October 1, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$196	$27	Accrued expenses	$128	$479

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	October 1, 2023	December 31, 2022		October 1, 2023	December 31, 2022
Gross amounts of recognized assets	$196	$27	Gross amounts of recognized liabilities	$128	$479
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$196	$27	Net amount of liabilities presented	$128	$479

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(7,527)	$7,161	$(8,139)	$15,091

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Americas	$80,156	$65,847	$243,067	$284,057
Europe	51,827	48,930	168,529	173,561
Greater China	34,485	66,460	139,837	193,481
Other Asia	30,773	28,385	89,444	115,558
	$197,241	$209,622	$640,877	$766,657

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Standard products and services	$170,104	$158,244	$555,831	$637,598
Application-specific customer solutions	27,137	51,378	85,046	129,059
	$197,241	$209,622	$640,877	$766,657
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $17,827,000 and $14,578,000 as of October 1, 2023 and December 31, 2022, respectively.
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
The following table summarizes the allowance for credit losses activity for the nine-month period ended October 1, 2023 (in thousands):

Balance as of December 31, 2022	$730
Increases to the allowance for credit losses	350
Write-offs, net of recoveries	(500)
Foreign exchange rate changes	—
Balance as of October 1, 2023	$580

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended October 1, 2023 (in thousands):

Balance as of December 31, 2022	$40,787
Deferral of revenue billed in the current period, net of recognition	28,249
Recognition of revenue deferred in prior period	(18,809)
Returned customer deposit	(9,205)
Foreign exchange rate changes	(776)
Balance as of October 1, 2023	$40,246
As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). In May 2023, the shareholders of the Company approved the Cognex Corporation 2023 Stock Option and Incentive Plan (the “2023 Plan”). The 2023 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, RSUs, and PRSUs. Up to 8,100,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2023 Plan. In connection with the approval of the 2023 Plan, no further awards will be made under the Cognex Corporation 2001 General Stock Option Plan, as amended and restated (the “2001 Plan”), and the Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (the “2007 Plan”). With the approval of the 2023 Plan, the 10,610,800 shares of common stock subject to awards granted under the 2001 Plan and the 2007 Plan that were outstanding as of May 3, 2023 may become eligible for issuance under the 2023 Plan if such awards are forfeited, cancelled or otherwise terminated (other than by exercise) (the “Carryover Shares”). As of October 1, 2023, forfeits, cancellations, and other terminations from the 2001 Plan and the 2007 Plan have resulted in 214,024 Carryover Shares, raising the authorized total shares that may be issued under the 2023 Plan to 8,314,024.
As of October 1, 2023, the Company had 8,035,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three or four years of continuous employment or incrementally over such three or four-year periods. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on stock options, RSUs, or PRSUs.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options
The following table summarizes the Company’s stock option activity for the nine-month period ended October 1, 2023:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	8,467	$51.56
Granted	1,395	47.49
Exercised	(325)	33.87
Forfeited or expired	(562)	57.71
Outstanding as of October 1, 2023	8,975	$51.19	6.13	$17,396
Exercisable as of October 1, 2023	5,182	$47.67	4.67	$17,378
Options vested or expected to vest as of October 1, 2023 (1)	8,493	$51.01	5.98	$17,396
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Risk-free rate	4.1%	2.7%	4.0%	2.1%
Expected dividend yield	0.57%	0.54%	0.59%	0.44%
Expected volatility	39%	37%	39%	37%
Expected term (in years)	5.9	6.4	4.9	5.5
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
The weighted-average grant-date fair values of stock options granted during the three-month and nine-month periods ended October 1, 2023 were $20.55 and $18.11, respectively, and during the three-month and nine-month periods ended October 2, 2022 were $18.81 and $21.40, respectively.
The total intrinsic values of stock options exercised for the three-month and nine-month periods ended October 1, 2023 were $557,000 and $6,119,000, respectively, and for the three-month and nine-month periods ended

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 2, 2022 were $516,000 and $3,615,000, respectively. The total fair values of stock options vested for the three-month and nine-month periods ended October 1, 2023 were $962,000 and $33,035,000, respectively, and for the three-month and nine-month periods ended October 2, 2022 were $1,159,000 and $27,882,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the nine-month period ended October 1, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,269	$61.74
Granted	748	46.78
Vested	(500)	59.43
Forfeited or expired	(86)	60.65
Nonvested as of October 1, 2023	1,431	$54.79
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month and nine-month periods ended October 1, 2023 were $46.17 and $46.78, respectively, and during the three-month and nine-month periods ended October 2, 2022 were $47.12 and $58.44, respectively. There were 18,000 and 500,000 RSUs that vested during the three-month and nine-month periods ended October 1, 2023, respectively, and 67,000 and 141,000 that vested during the three-month and nine-month periods ended October 2, 2022, respectively.
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the nine-month period ended October 1, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	33	$62.49
Granted	46	44.86
Vested	—	—
Forfeited or expired	—	—
Nonvested as of October 1, 2023	79	$52.23
The fair value of PRSUs is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant. There were no PRSUs granted during the three-month periods ended October 1, 2023 and October 2, 2022. There were 46,000 and 33,000 PRSUs granted during the nine-month periods ended October 1, 2023 and October 2, 2022, respectively. No PRSUs vested during the three-month and nine-month periods ended October 1, 2023 and October 2, 2022.
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
As of October 1, 2023, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $68,509,000, which is expected to be recognized over a weighted-average period of 2.0 years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 1, 2023 were $12,365,000 and $1,971,000, respectively, and for the nine-month period ended October 1, 2023 were $41,518,000 and $6,053,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 2, 2022 were $13,366,000 and $2,133,000, respectively, and for the nine-month period ended October 2, 2022 were $41,419,000 and $6,496,000, respectively. No compensation expense was capitalized as of October 1, 2023 or December 31, 2022.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenue	$435	$468	$1,497	$1,513
Research, development, and engineering	3,459	4,209	12,657	12,508
Selling, general, and administrative	8,471	8,689	27,364	27,398
	$12,365	$13,366	$41,518	$41,419
NOTE 14: Stock Repurchase Program
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this March 2020 program, in addition to repurchases made in prior years, the Company repurchased 1,677,000 shares, and an additional 5,000 shares that were repurchased in 2021 and settled in 2022, at a cost of $117,000,000 during the nine-month period ended October 2, 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 1,125,000 shares at a total cost of $61,387,000 during the nine-month period ended October 2, 2022. Under this same March 2022 program, in addition to repurchases made in the prior year, the Company repurchased 1,157,000 shares at a total cost of $59,640,000 during the nine-month period ended October 1, 2023, leaving a remaining balance of $353,046,000 as of October 1, 2023. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15: Income Taxes
The Company's effective tax rate was 30% and 16% for the three-month and nine-month periods ended October 1, 2023, respectively, and 14% and 16% for the three-month and nine-month periods ended October 2, 2022, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, and 22% in Korea compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a net decrease to the effective tax rate for both the three-month and nine-month periods ended October 1, 2023 and October 2, 2022.
The Company recorded a net discrete tax expense totaling $4,035,000 and $840,000 for the three-month and nine-month periods ended October 1, 2023, respectively and a net discrete tax benefit totaling $2,000 and a net discrete tax expense totaling $3,984,000 for the same periods in 2022.
Discrete tax items for the nine-month period ended October 1, 2023 included (1) a net decrease in tax expense of $3,043,000 due primarily to the release of tax reserves on state tax credits and foreign audit settlements; (2) a decrease in tax expense of $2,198,000 for adjustments to certain deferred tax assets; (3) an increase in tax expense of $2,178,000 for an adjustment related to deferred state taxes due to a reduction in the Company's blended state rate; (4) a net increase in tax expense of $2,134,000 for return-to-provision adjustments; and (5) an increase in tax expense of $1,769,000 related to stock-based compensation.
Discrete tax items for the nine-month period ended October 2, 2022 included (1) a net increase in tax expense of $3,822,000 primarily for return-to-provision adjustments; (2) a net decrease in tax expense of $2,461,000 arising primarily from audit settlements and releases of reserves; (3) an increase in tax expense of $2,316,000 to establish a reserve against certain deferred tax assets; and (4) an increase in tax expense of $307,000 related to stock-based compensation;
The Company’s reserve for income taxes, including gross interest and penalties, was $19,450,000 as of October 1, 2023, which was classified as a non-current liability. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2019 through 2022 remain open to examination by the IRS, and 2018 through 2022 remain open to examination by various state tax authorities. The tax years 2017 through 2022 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Basic weighted-average common shares outstanding	172,169	173,256	172,408	173,640
Effect of dilutive equity awards	1,185	1,071	1,251	1,593
Weighted-average common and common-equivalent shares outstanding	173,354	174,327	173,659	175,233
Stock options to purchase 6,893,000 and 6,775,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 1, 2023, respectively, and 6,167,000 and 3,297,000 for the same periods in 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 3,000 and 1,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 1, 2023, respectively, and 607,000 and 26,000 for the same periods in 2022, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No PRSUs were excluded in the calculation of dilutive net income per share for the three-month and nine-month periods ended October 1, 2023, as PRSUs were not anti-dilutive on a weighted-average basis. PRSUs totaling 33,000 shares of common stock, on a weighted average basis, were outstanding during the three-month period ended October 2,

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2022, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No PRSUs were excluded in the calculation of dilutive net income per share for the nine-month period ended October 2, 2022 as PRSUs were not anti-dilutive on a weighted-average basis.
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
During the nine-month period ended October 2, 2022, the Company recorded a net loss related to the fire of $20,294,000, consisting primarily of losses from inventories and other assets of $47,794,000, including $2,891,000 during the three-month period ended October 2, 2022, partially offset by an estimated insurance recovery of $27,500,000. These losses are presented in the caption “Loss (recovery) from fire” on the Consolidated Statements of Operations. The Company received insurance proceeds of $27,560,000 from the Company's insurance carrier in the fourth quarter of 2022, and gross losses recorded during 2022 related to the fire were further reduced by the proceeds received in excess of the original estimated insurance recovery.
During the nine-month period ended October 1, 2023, the Company recorded recoveries related to the fire of $5,250,000, consisting of $2,500,000 during the three-month period ended July 2, 2023 for proceeds received from the Company's insurance carrier in relation to a business interruption claim and $2,750,000 during the three-month period ended October 1, 2023 for proceeds received as part of a financial settlement for lost inventory and other losses incurred as a result of the fire. The Company expects to receive an additional $2,750,000 by the end of 2023. These recovery amounts are presented in the caption “Loss (recovery) from fire” on the Consolidated Statements of Operations.
As of October 1, 2023 and through the date of financial statement issuance, management does not anticipate additional recoveries other than disclosed.
NOTE 18: Restructuring Charges
On December 7, 2022, the Company acquired all of the outstanding shares of SAC Sirius Advanced Cybernetics GmbH ("SAC"), a leader in computational lighting technology based in Germany. Following its acquisition of SAC, the Company performed restructuring activities to align the cost and operating structure of the acquired business with the Company's business strategy. As of December 31, 2022, the majority of these restructuring actions were completed. No additional charges were recorded during the three-month and nine-month periods ended October 1, 2023, or are expected to be incurred in future periods in relation to this restructuring plan.
The following table summarizes the activity in the Company’s restructuring reserve related to these restructuring activities, which is included in “Accrued expenses” on the Consolidated Balance Sheets (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Total
Balance as of December 31, 2022	$964	$75	$1,039
Cash payments	(973)	(56)	(1,029)
Foreign exchange rate changes	9	1	10
Balance as of October 1, 2023	$—	$20	$20

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 19: Subsequent Events
On October 18, 2023, the Company acquired all of the outstanding shares of Moritex Corporation, a leading global provider of optics components with a strong presence in Japan, for an enterprise value of ¥40 billion, or approximately $270 million based on closing-date foreign exchange rates, in an all-cash transaction. Given the timing of this acquisition, the Company is in the process of completing the purchase price allocation for the consideration paid. Transaction costs incurred to date were not material and were expensed as incurred. The financial results of Moritex Corporation prior to the acquisition date are not material to the consolidated financial results of the Company.
On October 31, 2023, the Company’s Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable on December 1, 2023 to all shareholders of record as of the close of business on November 17, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “potential,” “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the integration and expected results from acquired businesses, including Moritex Corporation, customer demand and order rates and timing of related revenue, managing supply shortages, delivery lead times, future product mix, research and development activities, sales and marketing activities, new product offerings and product development activities, cost management, capital expenditures, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities (including our "Emerging Customer" sales initiative), and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the reliance on key suppliers, such as our primary contract manufacturer, to manufacture and deliver products; (2) delays in the delivery of our products, the failure to meet delivery schedules, and resulting customer dissatisfaction or loss of sales; (3) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (4) the failure to effectively manage product transitions or accurately forecast customer demand which could result in excess or obsolete inventory and resulting charges; (5) the inability to manage disruptions to our distribution centers or to our key suppliers; (6) the expected impact of the fire at our primary contract manufacturer's plant and related recoveries; (7) the inability to design and manufacture high-quality products; (8) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (9) information security breaches; (10) the failure to comply with laws or regulations relating to data privacy or data protection; (11) the inability to protect our proprietary technology and intellectual property; (12) the inability to attract and retain skilled employees and maintain our unique corporate culture; (13) the inability to keep pace with the rapid rate of technological change and customer demands in the high-technology marketplace, the inability to develop and introduce new products to the market in a successful and timely manner, and the technological obsolescence of current products; (14) the failure to properly manage the distribution of products and services, including the management of lead times and delivery dates; (15) the impact of competitive pressures; (16) the challenges in integrating and achieving expected results from acquired businesses, including Moritex Corporation; (17) potential disruptions in our business systems; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) unfavorable global economic conditions, including increases in interest rates and high inflation rates; (22) business disruptions from natural or man-made disasters, such as fire, or public health issues; (23) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes with China, the Russia-Ukraine war, and the Israel-Hamas war; (24) exposure to potential liabilities, increased costs, reputational harm, and other adverse effects associated with expectations relating to environmental, social, and governance considerations; (25) stock price volatility; and (26) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the third quarter of 2023 totaled $197,241,000, representing a decrease of 6% from the third quarter of 2022. The decrease was driven primarily by lower revenue from the consumer electronics industry due to weaker demand and the quarterly timing of large customer deployments. Gross margin as a percentage of revenue was 72% for the third quarter of 2023 as compared to 73% for the third quarter of 2022, as the impact of a less favorable revenue mix was partially offset by lower inventory costs.
Operating expenses for the third quarter of 2023 totaled $112,137,000 and were relatively consistent with operating expenses for the third quarter of 2022. On June 7, 2022, our primary contract manufacturer suffered a fire at its Indonesian plant destroying a large portion of the Company's component inventories (refer to Note 17 of the consolidated financial statements). Excluding the impact of losses and recoveries related to the fire, operating expenses for the third quarter of 2023 increased 5% from the third quarter of 2022, primarily due to additional headcount and expenses incurred to support our "Emerging Customer" sales initiative, partially offset by lower incentive compensation expenses based on the Company's expected performance against relevant full-year goals and lower revenue levels.
Operating income decreased to 16% of revenue for the third quarter of 2023 as compared to 19% of revenue for the third quarter of 2022. Excluding the impact of losses and recoveries related to the fire, operating income decreased to 14% of revenue for the third quarter of 2023 as compared to 20% of revenue for the third quarter of 2022, primarily as a result of the lower revenue levels and continued investment in our "Emerging Customer" sales initiative. Net income as a percentage of revenue was 10%, or $0.11 per diluted share, for the third quarter of 2023, and 16% of revenue, or $0.19 per diluted share, for the third quarter of 2022.
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
Revenue
Revenue decreased by $12,381,000, or 6%, for the three-month period and decreased by $125,780,000, or 16%, for the nine-month period as compared to the same periods in 2022. Changes in foreign currency exchange rates resulted in a lower level of total reported revenue for both the three-month and nine-month periods in 2023 as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue decreased by 5% for the three-month period and decreased by 14% for the nine-month period as compared to the same periods in 2022.
For the three-month period, the decrease in revenue was driven primarily by lower revenue from the consumer electronics industry due to weaker demand and the quarterly timing of large customer deployments. This decrease was partially offset by increases in revenue from other industries, most notably logistics and automotive. Revenue for the third quarter of 2022 was negatively impacted by the fire at our primary contract manufacturer’s plant in Indonesia in June of 2022, which destroyed a large amount of component inventory limiting our ability to fulfill certain orders.
For the nine-month period, the decrease in revenue was due primarily to lower spending trends across our factory automation business, most notably in the consumer electronics and semiconductor industries, and the continued pause in investments by a few large e-commerce logistics customers. Although this trend in logistics was a primary driver of the overall revenue decrease for the nine-month period, logistics revenue for the three-month period was higher than the prior year comparable quarter due to project timing and the negative impact the fire had on revenue across multiple industries, including logistics, specifically for the third quarter of 2022.

The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended				Nine-months Ended
	October 1, 2023	October 2, 2022	$ Change	% Change	October 1, 2023	October 2, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$80,156	$65,847	$14,309	22%	$243,067	$284,057	$(40,990)	(14)%
Percentage of total revenue	41%	31%			38%	37%
Europe	$51,827	$48,930	$2,897	6%	$168,529	$173,561	$(5,032)	(3)%
Percentage of total revenue	26%	23%			26%	23%
Greater China	$34,485	$66,460	$(31,975)	(48)%	$139,837	$193,481	$(53,644)	(28)%
Percentage of total revenue	17%	32%			22%	25%
Other Asia	$30,773	$28,385	$2,388	8%	$89,444	$115,558	$(26,114)	(23)%
Percentage of total revenue	16%	14%			14%	15%
Total revenue	$197,241	$209,622	$(12,381)	(6)%	$640,877	$766,657	$(125,780)	(16)%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 22% for the three-month period and decreased by 14% for the nine-month period as compared to the same periods in 2022. For the three-month period, the increase was driven primarily by higher revenue from the logistics and automotive industries due to the negative impact that the fire had on revenue for these industries during the third quarter of 2022, as well as logistics project timing. For the nine-month period, the decrease was primarily driven by lower revenue from the logistics industry, mainly attributable to the continued pause in investments by a few large e-commerce customers.
•Revenue from customers based in Europe increased by 6% for the three-month period and decreased by 3% for the nine-month period as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe remained flat for the three-month period and decreased by 3% for the nine-month period as compared to the same periods in 2022. For the three-month period, the increase in revenue on a U.S. GAAP basis was driven primarily by higher revenue from the automotive industry, partially offset by lower revenue from the consumer electronics industry. For the nine-month period, the decrease in revenue on a U.S. GAAP basis was driven primarily by lower revenue from the logistics and consumer electronics industries, partially offset by increases in revenue from the automotive industry.
•Revenue from customers based in Greater China decreased by 48% for the three-month period and decreased by 28% for the nine-month period as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China decreased by 41% for the three-month period and decreased by 22% for the nine-month period as compared to the same periods in 2022. These decreases in revenue were driven primarily by lower revenue from the consumer electronics industry due to weaker demand, and for the three-month period specifically, the quarterly timing of large customer deployments. Challenging business conditions in China also resulted in broad-based declines in revenue from customers across multiple industries, further contributing to the overall decreases in revenue for the nine-month period.
•Revenue from customers based in other countries in Asia increased by 8% for the three-month period and decreased by 23% for the nine-month period as compared to the same periods in 2022. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in other countries in Asia increased by 10% for the three-month period and decreased by 18% for the nine-month period as compared to the same periods in 2022. For the three-month period, the increases were driven by higher revenue from the automotive and logistics industries. For the nine-month period, the decreases resulted from broad-based declines in revenue from customers across multiple industries, most notably the semiconductor industry.

Gross Margin
The following table sets forth our gross margin (in thousands) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended				Nine-months Ended
	October 1, 2023	October 2, 2022	$ Change	% Change	October 1, 2023	October 2, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Gross margin	$142,774	$152,239	$(9,465)	(6)%	$466,197	$552,341	$(86,144)	(16)%
Percentage of total revenue	72%	73%			73%	72%
Gross margin as a percentage of revenue was 72% and 73% for the three-month and nine-month periods in 2023, respectively, as compared to 73% and 72% for the same periods in 2022. Gross margin as a percentage of revenue remained relatively flat for these periods, as the impact of a less favorable revenue mix was offset by lower inventory costs. These lower costs were driven by a reduction in premiums paid to brokers for the purchase of components in response to global supply chain constraints and the replenishment of inventory after the fire at our primary contract manufacturer’s plant in Indonesia in June of 2022.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 with the dollar and percentage changes between the corresponding periods, and the line item as a percentage of total revenue.

	Three-months Ended				Nine-months Ended
	October 1, 2023	October 2, 2022	$ Change	% Change	October 1, 2023	October 2, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$32,580	$33,954	$(1,374)	(4)%	$104,707	$103,999	$708	1%
Percentage of total revenue	17%	16%			16%	14%
Selling, general, and administrative expenses	$82,307	$75,371	$6,936	9%	$248,767	$236,156	$12,611	5%
Percentage of total revenue	42%	36%			39%	31%
Loss (recovery) from fire	$(2,750)	$2,891	$(5,641)	(195)%	$(5,250)	$20,294	$(25,544)	(126)%
Percentage of total revenue	(1)%	1%			(1)%	3%
Total operating expenses	$112,137	$112,216	$(79)	—%	$348,224	$360,449	$(12,225)	(3)%
Percentage of total revenue	57%	54%			54%	47%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $1,374,000, or 4%, for the three-month period and increased by $708,000, or 1%, for the nine-month period as compared to the same periods in 2022. For both the three-month and nine-month periods, personnel-related costs increased as a result of headcount additions to support new product initiatives and compensation increases provided to employees as part of our annual merit process, although this increase moderated for the three-month period as headcount levels were realigned to the lower business levels. These increases were offset by lower incentive compensation expenses for both the three-month and nine-month periods based on the Company's expected performance against relevant full-year goals.
RD&E expenses as a percentage of revenue were 17% and 16% for the three-month and nine-month periods in 2023, respectively, as compared to 16% and 14% for the same periods in 2022, respectively. We believe that a continued commitment to RD&E activities is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. These percentages are impacted by revenue levels and investing cycles.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $6,936,000, or 9%, for the three-month period and increased by $12,611,000, or 5%, for the nine-month period as compared to the same periods in 2022. SG&A expenses increased due to costs related to our “Emerging Customer” sales initiative, including additional headcount, travel expenses, and sales demonstration equipment. We launched this initiative towards the end of 2022 to broaden the reach of our sales force to customers who are relatively new to factory automation and have not fully realized the advantages of machine vision.
Unrelated to our "Emerging Customer" sales initiative, for both the three-month and nine-month periods, we also had higher personnel-related costs resulting primarily from compensation increases provided to employees as part of our annual merit process. Transaction costs related to the acquisition of Moritex Corporation (refer to Note 19 of the consolidated financial statements) further contributed to the increases to total SG&A expenses.
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
In the third quarter of 2022, the Company recorded a loss of $2,891,000 primarily related to the deleveraging of fixed costs of distribution centers and inventory write-offs for products deemed to have a net realizable value of zero as a result of the fire. In the third quarter of 2023, the Company recorded a recovery related to the fire of $2,750,000 for proceeds received as part of a financial settlement for lost inventory and other losses incurred as a result of the fire. The Company expects to receive an additional $2,750,000 by the end of 2023.
As of October 1, 2023 and through the date of financial statement issuance, management does not anticipate additional recoveries other than disclosed.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 with the dollar and percentage changes between the corresponding periods.

	Three-months Ended				Nine-months Ended
	October 1, 2023	October 2, 2022	$ Change	% Change	October 1, 2023	October 2, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$(8,699)	$(1,880)	$(6,819)	363%	$(9,910)	$(4,367)	$(5,543)	127%
Investment income	$4,891	$1,416	$3,475	245%	$12,573	$4,389	$8,184	186%
Other income (expense)	$173	$(214)	$387	(181)%	$358	$(450)	$808	(180)%
Total non-operating income (expense)	$(3,635)	$(678)	$(2,957)	436%	$3,021	$(428)	$3,449	(806)%

The Company recorded foreign currency losses of $8,699,000 and $9,910,000 for the three-month and nine-month periods in 2023, respectively, and $1,880,000 and $4,367,000 for the three-month and nine-month periods in 2022, respectively. In the third quarter of 2023, the Company recorded a foreign currency loss of $8,456,000 on the settlement of a foreign currency forward contract entered into to hedge the Japanese Yen purchase price of the acquisition of Moritex Corporation (refer to Note 19 of the consolidated financial statements). Remaining foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income for the three-month and nine-month periods in 2023 was $4,891,000 and $12,573,000, respectively, representing increases of $3,475,000 and $8,184,000, respectively, from the prior comparable periods in 2022. The increases were primarily due to higher yields on the Company's portfolio of debt securities, and to a lesser extent, higher investment balances.
The Company recorded other income of $173,000 and $358,000 for the three-month and nine-month periods in 2023, respectively, compared to other expense of $214,000 and $450,000 for the three-month and nine-month periods in 2022, respectively.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 with the dollar and percentage changes between the corresponding periods.

	Three-months Ended				Nine-months Ended
	October 1, 2023	October 2, 2022	$ Change	% Change	October 1, 2023	October 2, 2022	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$27,002	$39,345	$(12,343)	(31)%	$120,994	$191,464	$(70,470)	(37)%
Income tax expense	$8,086	$5,365	$2,721	51%	$18,989	$31,250	$(12,261)	(39)%
Effective income tax rate	30%	14%			16%	16%
The Company’s effective tax rate was 30% and 16% for the three-month and nine-month periods in 2023, respectively, and 14% and 16% for the same periods in 2022.
The increase in the effective tax rate from 14% to 30% for the three-month period primarily resulted from the impact of discrete tax items. Compared to a net discrete tax benefit recorded for the three-month period in 2022, the Company recorded a net discrete tax expense for the three-month period in 2023 primarily driven by return-to-provision adjustments and an adjustment related to deferred state taxes due to a reduction in our blended state rate.
The effective tax rate remained at 16% for both the nine-month periods in 2023 and 2022.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $845,639,000 as of October 1, 2023. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain the liquidity and safety of the investment portfolio.
As of October 1, 2023, the Company's portfolio of debt securities was in a net unrealized loss position of $19,753,000. Although the Company typically holds investments in an unrealized loss position until full value recovery at maturity, if the Company is required to sell debt securities to meet liquidity needs, it may sell these investments at a loss. In preparation for the acquisition of Moritex Corporation (refer to Note 19 of the consolidated financial statements), the Company liquidated certain debt securities in an unrealized loss position and recorded gross realized losses of approximately $733,000 in the third quarter of 2023, and approximately $1,332,000 in the fourth quarter of 2023 prior to the October 18, 2023 purchase date.

Operating activities
Net cash provided by operating activities totaled $98,425,000 for the nine-month period in 2023. Significant uses of cash for the nine-month period consisted of payments made to build up inventory levels, as well as incentive compensation payments made in the first quarter that were earned and accrued in 2022.
Investing activities
Net cash provided by investing activities totaled $211,768,000 for the nine-month period in 2023. Investing activities included proceeds from the maturities and sales of investments to fund the acquisition of Moritex Corporation. Investing activities also included capital expenditures, which totaled $16,062,000 for the nine-month period in 2023 and consisted primarily of continued investments in business systems related to the Company's sales process, manufacturing test equipment related to new product introductions, and leasehold improvements.
Financing activities
Net cash used in financing activities totaled $92,573,000 for the nine-month period in 2023.
On March 12, 2020, the Company's Board of Directors authorized the repurchase of $200,000,000 of the Company's common stock. Under this March 2020 program, in addition to repurchases made in prior years, the Company repurchased 1,677,000 shares, and an additional 5,000 shares that were repurchased in 2021 and settled in 2022, at a cost of $117,000,000 during the nine-month period ended October 2, 2022, which completed purchases under this program. On March 3, 2022, the Company's Board of Directors authorized the repurchase of an additional $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 1,125,000 shares at a total cost of $61,387,000 during the nine-month period ended October 2, 2022. Under this same March 2022 program, in addition to repurchases made in the prior year, the Company repurchased 1,157,000 shares at a total cost of $59,640,000 during the nine-month period ended October 1, 2023, leaving a remaining balance of $353,046,000 as of October 1, 2023. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.070 per share for the first, second, and third quarters of 2023, totaling $36,209,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
The Company's future material cash requirements include contractual obligations related to inventory purchase commitments and leases. As of October 1, 2023, the Company had inventory purchase commitments of $70,635,000, with the majority payable in the next twelve months, and lease payment obligations of $105,441,000, with $11,255,000 payable in the next twelve months.
Other significant and/or expected cash outlays for 2023 are as follows:
•On October 18, 2023, the Company acquired all of the outstanding shares of Moritex Corporation, a leading global provider of optics components with a strong presence in Japan, for an enterprise value of ¥40 billion, or approximately $270 million based on closing-date foreign exchange rates, in an all-cash transaction. The payment related to this acquisition was made in full during the fourth quarter of 2023.
•On October 16, 2019, the Company acquired all the outstanding shares of Sualab Co., Ltd., a provider of deep learning-based vision software for industrial image analysis based in Korea. The total consideration for the acquisition included deferred payments of $24,040,000 contingent on the continued employment of key talent that had been accrued over the term of employment. These payments were made in full during the fourth quarter of 2023.
•For the remainder of 2023, we expect significant cash outlays related to the Company's "Emerging Customer" sales initiative as we continue to grow our sales force in order to reach customers who may not be utilizing machine vision to its full potential.
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
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 1, 2023 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 1, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 3, 2023 - July 30, 2023	144,000	$56.00	144,000	$355,464,000
July 31, 2023 - August 27, 2023	47,000	52.09	47,000	353,046,000
August 28, 2023 - October 1, 2023	—	—	—	—
Total	191,000	$55.05	191,000	$353,046,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended October 1, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

 ITEM 6. EXHIBITS

Exhibit Number
3.1
Amended and Restated By-laws of Cognex Corporation, effective August 2, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on August 3, 2023)

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

Date:	October 31, 2023	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul D. Todgham
Paul D. Todgham
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)