Form 10-Q
period 2024-06-30
COGNEX CORP
filed 2024-08-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of June 30, 2024, there were 171,500,835 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(unaudited)		(unaudited)
Revenue	$239,292	$242,512	$450,089	$443,636
Cost of revenue	72,693	62,829	141,553	120,213
Gross margin	166,599	179,683	308,536	323,423
Research, development, and engineering expenses	34,962	33,585	72,067	72,127
Selling, general, and administrative expenses	93,180	83,423	183,808	166,460
Loss (recovery) from fire (Note 17)	—	(2,500)	—	(2,500)
Operating income	38,457	65,175	52,661	87,336
Foreign currency gain (loss)	(181)	(1,605)	(135)	(1,211)
Investment income	3,116	4,095	6,236	7,682
Other income (expense)	176	112	372	185
Income before income tax expense	41,568	67,777	59,134	93,992
Income tax expense	5,356	10,303	10,900	10,903
Net income	$36,212	$57,474	$48,234	$83,089

Net income per weighted-average common and common-equivalent share:
Basic	$0.21	$0.33	$0.28	$0.48
Diluted	$0.21	$0.33	$0.28	$0.48

Weighted-average common and common-equivalent shares outstanding:
Basic	171,568	172,429	171,630	172,527
Diluted	172,733	173,622	172,699	173,791

Cash dividends per common share	$0.075	$0.070	$0.150	$0.140

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(unaudited)		(unaudited)
Net income	$36,212	$57,474	$48,234	$83,089
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $336 and $(584) in the three-month periods, and net of tax of $453 and $1,274 in the six-month periods, respectively	1,020	(1,706)	1,379	3,720
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	10	—	8	—
Net change related to available-for-sale investments	1,030	(1,706)	1,387	3,720

Foreign currency translation adjustments:
Foreign currency translation adjustments	(10,247)	(2,866)	(26,403)	(3,225)
Net change related to foreign currency translation adjustments	(10,247)	(2,866)	(26,403)	(3,225)

Other comprehensive income (loss), net of tax	(9,217)	(4,572)	(25,016)	495
Total comprehensive income (loss)	$26,995	$52,902	$23,218	$83,584

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,626	$202,655
Current investments, amortized cost of $114,177 and $132,799 in 2024 and 2023, respectively, allowance for credit losses of $0 in 2024 and 2023	112,449	129,392
Accounts receivable, allowance for credit losses of $665 and $583 in 2024 and 2023, respectively	159,305	114,164
Unbilled revenue	1,858	2,402
Inventories	157,255	162,285
Prepaid expenses and other current assets	73,524	68,099
Total current assets	681,017	678,997
Non-current investments, amortized cost of $272,613 and $250,790 in 2024 and 2023, respectively, allowance for credit losses of $0 in 2024 and 2023	266,214	244,230
Property, plant, and equipment, net	102,997	105,849
Operating lease assets	71,283	75,115
Goodwill	381,042	393,181
Intangible assets, net	98,548	112,952
Deferred income taxes	396,723	400,400
Other assets	6,260	7,088
Total assets	$2,004,084	$2,017,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,617	$21,454
Accrued expenses	75,405	72,374
Accrued income taxes	20,827	16,907
Deferred revenue and customer deposits	40,529	31,525
Operating lease liabilities	9,405	9,624
Total current liabilities	168,783	151,884
Non-current operating lease liabilities	64,778	68,977
Deferred income taxes	233,798	246,877
Reserve for income taxes	28,826	26,685
Non-current accrued income taxes	—	18,338
Other liabilities	1,169	299
Total liabilities	497,354	513,060

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2024 and 2023, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2024 and 2023, respectively; issued and outstanding: 171,501 and 171,599 shares in 2024 and 2023, respectively	343	343
Additional paid-in capital	1,061,597	1,037,202
Retained earnings	515,142	512,543
Accumulated other comprehensive loss, net of tax	(70,352)	(45,336)
Total shareholders’ equity	1,506,730	1,504,752
Total liabilities and shareholders' equity	$2,004,084	$2,017,812

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	June 30, 2024	July 2, 2023
	(unaudited)
Cash flows from operating activities:
Net income	$48,234	$83,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	26,266	29,153
Depreciation of property, plant, and equipment	10,472	8,177
(Gain) loss on disposal of property, plant, and equipment	—	(8)
Amortization of intangible assets	5,540	1,685
Excess and obsolete inventory charges	1,343	1,443
Fair value adjustment on acquired inventories (Note 18)	1,224	—
Amortization of discounts or premiums on investments	562	1,200
Realized (gain) loss on sale of investments	8	—
Change in deferred income taxes	(7,538)	(14,158)
Change in operating assets and liabilities:
Accounts receivable	(47,784)	(24,420)
Unbilled revenue	527	(104)
Inventories	1,145	(4,981)
Prepaid expenses and other current assets	(6,590)	(5,289)
Accounts payable	2,786	(989)
Accrued expenses	6,234	(9,219)
Accrued income taxes	(14,305)	(13,684)
Deferred revenue and customer deposits	9,374	3,160
Other	3,908	2,347
Net cash provided by (used in) operating activities	41,406	57,402
Cash flows from investing activities:
Purchases of investments	(269,860)	(94,060)
Maturities and sales of investments	266,090	115,761
Purchases of property, plant, and equipment	(8,571)	(10,207)
Net payments related to business acquisitions (Note 18)	(1,444)	—
Net cash provided by (used in) investing activities	(13,785)	11,494
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(1,871)	2,655
Repurchase of common stock	(19,879)	(49,163)
Payment of dividends	(25,756)	(24,160)
Net cash provided by (used in) financing activities	(47,506)	(70,668)
Effect of foreign exchange rate changes on cash and cash equivalents	(6,144)	(2,117)
Net change in cash and cash equivalents	(26,029)	(3,889)
Cash and cash equivalents at beginning of period	202,655	181,374
Cash and cash equivalents at end of period	$176,626	$177,485

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of March 31, 2024	171,662	$343	$1,047,643	$502,338	$(61,135)	$1,489,189
Net issuance of common stock under stock plans	81	—	990	—	—	990
Repurchase of common stock	(242)	—	—	(10,540)	—	(10,540)
Stock-based compensation expense	—	—	12,964	—	—	12,964
Payment of dividends ($0.075 per common share)	—	—	—	(12,868)	—	(12,868)
Net income	—	—	—	36,212	—	36,212
Net unrealized gain (loss) on available-for-sale investments, net of tax of $336	—	—	—	—	1,020	1,020
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	(10,247)	(10,247)
Balance as of June 30, 2024 (unaudited)	171,501	$343	$1,061,597	$515,142	$(70,352)	$1,506,730

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of April 2, 2023	172,601	$345	$992,690	$517,526	$(64,230)	$1,446,331
Net issuance of common stock under stock plans	179	1	5,709	—	—	5,710
Repurchase of common stock	(487)	(1)	—	(24,984)	—	(24,985)
Stock-based compensation expense	—	—	12,574	—	—	12,574
Payment of dividends ($0.070 per common share)	—	—	—	(12,069)	—	(12,069)
Net income	—	—	—	57,474	—	57,474
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(584)	—	—	—	—	(1,706)	(1,706)
Foreign currency translation adjustment	—	—	—	—	(2,866)	(2,866)
Balance as of July 2, 2023 (unaudited)	172,293	$345	$1,010,973	$537,947	$(68,802)	$1,480,463

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	171,599	$343	$1,037,202	$512,543	$(45,336)	$1,504,752
Net issuance of common stock under stock plans	375	—	(1,871)	—	—	(1,871)
Repurchase of common stock	(473)	—	—	(19,879)	—	(19,879)
Stock-based compensation expense	—	—	26,266	—	—	26,266
Payment of dividends ($0.150 per common share)	—	—	—	(25,756)	—	(25,756)
Net income	—	—	—	48,234	—	48,234
Net unrealized gain (loss) on available-for-sale investments, net of tax of $453	—	—	—	—	1,379	1,379
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	(26,403)	(26,403)
Balance as of June 30, 2024 (unaudited)	171,501	$343	$1,061,597	$515,142	$(70,352)	$1,506,730

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	172,631	$345	$979,167	$528,179	$(69,297)	$1,438,394
Net issuance of common stock under stock plans	628	2	2,653	—	—	2,655
Repurchase of common stock	(966)	(2)	—	(49,161)	—	(49,163)
Stock-based compensation expense	—	—	29,153	—	—	29,153
Payment of dividends ($0.140 per common share)	—	—	—	(24,160)	—	(24,160)
Net income	—	—	—	83,089	—	83,089
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,274	—	—	—	—	3,720	3,720
Foreign currency translation adjustment	—	—	—	—	(3,225)	(3,225)
Balance as of July 2, 2023 (unaudited)	172,293	$345	$1,010,973	$537,947	$(68,802)	$1,480,463

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, adjustments related to losses and recoveries from the fire at the Company's primary contract manufacturer (Note 17), and financial statement reclassifications necessary to present fairly the Company’s financial position as of June 30, 2024, and the results of its operations for the three-month and six-month periods ended June 30, 2024 and July 2, 2023, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures"
The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes. The amendments require public business entities to disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. They also require all entities to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions in which income taxes paid, net of refunds received, are equal to or greater than five percent of total income taxes paid. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis. Management does not expect ASU 2023-09 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures"
The amendments in this ASU apply to all public entities, including public entities with a single reportable segment, that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments require public business entities to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the amendments require disclosure of significant segment expenses and other segment items, as well as incremental qualitative disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in the ASU should be applied on a retrospective basis. We did not early adopt ASU 2023-07. Management does not expect ASU 2023-07 to have a material impact on the Company's financial statements and disclosures.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$583	$—	$—
Corporate bonds	—	316,342	—
Treasury notes	—	45,042	—
Treasury bills	—	26,394	—
Asset-backed securities	—	15,304	—
Certificate of deposit	—	7,601	—
Sovereign bonds	—	1,975	—

Economic hedge forward contracts	—	57	—
Liabilities:
Economic hedge forward contracts	—	152	—
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
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month or six-month periods ended June 30, 2024 or July 2, 2023.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$141,508	$183,242
Treasury bills	26,934	—
Certificate of deposit	7,601	—
Money market instruments	583	19,413
Cash and cash equivalents	176,626	202,655
Corporate bonds	103,654	124,851
Asset-backed securities	5,346	3,551
Treasury notes	2,449	—
Sovereign bonds	1,000	990
Current investments	112,449	129,392
Corporate bonds	212,688	183,965
Treasury notes	42,593	43,523
Asset-backed securities	9,958	15,763
Sovereign bonds	975	979
Non-current investments	266,214	244,230
	$555,289	$576,277
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury notes consist of debt securities issued by the U.S. government; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of June 30, 2024 and December 31, 2023 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $4,383,000 and $3,169,000 as of June 30, 2024 and December 31, 2023, respectively.
The following table summarizes the Company’s available-for-sale investments as of June 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$105,250	$—	$(1,596)	$103,654
Asset-backed securities	5,426	—	(80)	5,346
Treasury notes	2,500		(51)	2,449
Sovereign bonds	1,001	—	(1)	1,000
Non-current:
Corporate bonds	217,537	73	(4,922)	212,688
Treasury notes	43,362	—	(769)	42,593
Asset-backed securities	10,689	—	(731)	9,958
Sovereign bonds	1,025	—	(50)	975
	$386,790	$73	$(8,200)	$378,663

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s available-for-sale investments as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$128,150	$—	$(3,299)	$124,851
Asset-backed securities	3,637	—	(86)	3,551
Sovereign bonds	1,012	—	(22)	990
Non-current:
Corporate bonds	189,326	506	(5,867)	183,965
Treasury notes	43,654	82	(213)	43,523
Asset-backed securities	16,773	—	(1,010)	15,763
Sovereign bonds	1,037	—	(58)	979
	$383,589	$588	$(10,555)	$373,622
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of June 30, 2024 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$93,328	$(962)	$203,251	$(5,556)	$296,579	$(6,518)
Treasury notes	22,107	(284)	22,936	(536)	45,043	(820)
Asset-backed securities	9,599	(716)	5,705	(95)	15,304	(811)
Sovereign bonds	—	—	1,974	(51)	1,974	(51)
	$125,034	$(1,962)	$233,866	$(6,238)	$358,900	$(8,200)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of June 30, 2024 or December 31, 2023. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month periods ended June 30, 2024 and July 2, 2023 (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Gross realized gains	$6	$—	$8	$—
Gross realized losses	(16)	—	(16)	—
Net realized gains (losses)	$(10)	$—	$(8)	$—
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of June 30, 2024 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$103,654	$59,638	$57,273	$61,410	$34,367	$—	$316,342
Treasury notes	2,449	987	18,909	22,697	—		45,042
Asset-backed securities	5,346	4,060	—	—	2,162	3,736	15,304
Sovereign bonds	1,000	975	—	—	—	—	1,975
	$112,449	$65,660	$76,182	$84,107	$36,529	$3,736	$378,663

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$97,031	$93,201
Work-in-process	4,344	5,747
Finished goods	55,880	63,337
	$157,255	$162,285
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of June 30, 2024, there were no options to terminate and twenty options to extend that were accounted for in the determination of the lease term for the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of June 30, 2024.
The total operating lease expense for the three-month and six-month periods ended June 30, 2024 was $3,474,000 and $7,037,000, respectively. The total operating lease cash payments for the three-month and six-month periods ended June 30, 2024 were $3,406,000 and $6,614,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and six-month periods ended June 30, 2024 was $57,000 and $139,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2024	$6,876
2025	12,011
2026	9,944
2027	9,107
2028	8,659
2029	8,078
Thereafter	44,328
$99,003
The discounted present value of the future lease cash payments resulted in a total lease liability of $74,183,000 and $78,601,000 as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of June 30, 2024.
The Company leases a building in Singapore that serves as a distribution center for customers in Asia. The lease contains two components: an 88,000 square-foot premises that had a commencement date in June of 2023 and a second 27,000 square-foot premises that does not commence until the fourth quarter of 2025. Accordingly, the second component of the lease has not yet been recorded on the Consolidated Balance Sheets, nor has it created any significant rights and obligations as of June 30, 2024. This second lease component has an original term of eight years and the Company has the right and option to extend this term by an additional five years, commencing upon the expiration of the original term. Future payment obligations associated with this lease component total $13,231,000, none of which is payable in 2024 and which reflects the estimated extension period of five years. Future payment obligations related to this lease component are not included in the future operating lease cash payments table above.
The weighted-average discount rate was 5.7% for the leases outstanding as of both June 30, 2024 and December 31, 2023. The weighted-average remaining lease term was 10.2 and 10.5 years for the leases outstanding as of June 30, 2024 and December 31, 2023, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2023	$393,181
Foreign exchange rate changes	(12,139)
Balance as of June 30, 2024	$381,042

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$70,394	$(7,753)	$62,641
Completed technologies	58,612	(23,401)	35,211
Trademarks	792	(176)	616
Non-compete agreements	340	(260)	80
Balance as of June 30, 2024	$130,138	$(31,590)	$98,548

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$75,965	$(5,352)	$70,613
Completed technologies	62,123	(20,745)	41,378
Trademarks	903	(50)	853
Non-compete agreements	340	(232)	108
Balance as of December 31, 2023	$139,331	$(26,379)	$112,952
As of June 30, 2024, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2024	$5,247
2025	10,267
2026	9,918
2027	8,976
2028	8,246
2029	8,246
Thereafter	47,648
$98,548
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2023	$4,244
Provisions for warranties issued during the period	2,120
Fulfillment of warranty obligations	(1,990)
Foreign exchange rate changes	(20)
Balance as of June 30, 2024	$4,354

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Commitments and Contingencies
As of June 30, 2024, the Company had outstanding purchase orders totaling $43,078,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of June 30, 2024, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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
The Company had the following outstanding forward contracts (in thousands):

	June 30, 2024		December 31, 2023
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	40,700	$30,041	39,700	$30,136
Euro	22,000	23,577	40,000	44,302
Chinese Renminbi	100,000	13,711	50,000	7,025
Mexican Peso	215,000	11,663	145,000	8,505
Hungarian Forint	2,180,000	5,883	2,240,000	6,466
British Pound	3,245	4,112	3,345	4,258
Japanese Yen	600,000	3,750	600,000	4,255
Swiss Franc	1,675	1,875	—	—
Canadian Dollar	1,660	1,212	1,470	1,112

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	June 30, 2024	December 31, 2023	Sheet Location	June 30, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$57	$151	Accrued expenses	$152	$106

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Gross amounts of recognized assets	$57	$151	Gross amounts of recognized liabilities	$152	$106
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$57	$151	Net amount of liabilities presented	$152	$106

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Six-months Ended
		June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$876	$859	$631	$(612)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Americas	$85,162	$82,297	$168,297	$162,911
Europe	57,151	56,860	109,505	116,702
Greater China	54,410	72,351	84,459	105,351
Other Asia	42,569	31,004	87,828	58,672
	$239,292	$242,512	$450,089	$443,636

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Standard products and services	$200,856	$194,944	$388,488	$385,727
Application-specific customer solutions	38,436	47,568	61,601	57,909
	$239,292	$242,512	$450,089	$443,636
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $11,310,000 and $13,265,000 as of June 30, 2024 and December 31, 2023, respectively.
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
The following table summarizes the allowance for credit losses activity for the six-month period ended June 30, 2024 (in thousands):

Balance as of December 31, 2023	$583
Increases to the allowance for credit losses	100
Write-offs, net of recoveries	(19)
Foreign exchange rate changes	1
Balance as of June 30, 2024	$665

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the six-month period ended June 30, 2024 (in thousands):

Balance as of December 31, 2023	$31,525
Deferral of revenue billed in the current period, net of recognition	30,777
Recognition of revenue deferred in prior period	(21,271)
Foreign exchange rate changes	(502)
Balance as of June 30, 2024	$40,529
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
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). In May 2023, the shareholders of the Company approved the Cognex Corporation 2023 Stock Option and Incentive Plan (the “2023 Plan”). The 2023 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, RSUs, and PRSUs. Up to 8,100,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2023 Plan. In connection with the approval of the 2023 Plan, no further awards will be made under the Cognex Corporation 2001 General Stock Option Plan, as amended and restated (the “2001 Plan”), and the Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (the “2007 Plan”). With the approval of the 2023 Plan, the 10,610,800 shares of common stock subject to awards granted under the 2001 Plan and the 2007 Plan that were outstanding as of May 3, 2023 may become eligible for issuance under the 2023 Plan if such awards are forfeited, cancelled or otherwise terminated (other than by exercise) (the “Carryover Shares”). As of June 30, 2024, forfeitures, cancellations, and other terminations from the 2001 Plan and the 2007 Plan have resulted in 777,455 Carryover Shares, raising the authorized total shares that may be issued under the 2023 Plan to 8,877,455.
As of June 30, 2024, the Company had 5,958,000 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three or four years of continuous employment or incrementally over such three or four-year periods. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on stock options, RSUs, or PRSUs.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options
The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2024:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	9,008	$50.87
Granted	1,620	39.74
Exercised	(112)	23.52
Forfeited or expired	(397)	56.39
Outstanding as of June 30, 2024	10,119	$49.17	6.10	$35,881
Exercisable as of June 30, 2024	5,880	$49.22	4.31	$22,854
Options vested or expected to vest as of June 30, 2024 (1)	9,413	$49.36	5.89	$33,342
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The total cash received as a result of stock option exercises for the three-month and six-month periods ended June 30, 2024 was $1,516,000 and $2,637,000, respectively, and for the three-month and six-month periods ended July 2, 2023 was $6,141,000 and $10,118,000, respectively. In connection with these exercises, the tax expense realized by the Company for the three-month and six-month periods ended June 30, 2024 was $2,043,000 and $2,072,000, respectively, and for the three-month and six-month periods ended July 2, 2023 was $2,426,000 and $3,893,000, respectively.

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Risk-free rate	4.5%	3.5%	4.3%	3.9%
Expected dividend yield	0.67%	0.56%	0.75%	0.59%
Expected volatility	39%	39%	39%	39%
Expected term (in years)	4.7	5.9	4.7	4.9
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
The weighted-average grant-date fair values of stock options granted during the three-month and six-month periods ended June 30, 2024 were $18.46 and $14.89, respectively, and during the three-month and six-month periods ended July 2, 2023 were $20.09 and $17.86, respectively.
The total intrinsic values of stock options exercised for the three-month and six-month periods ended June 30, 2024 were $994,000 and $2,049,000, respectively, and for the three-month and six-month periods ended July 2, 2023 were $2,123,000 and $5,562,000, respectively. The total fair values of stock options vested for the three-month and six-month periods ended June 30, 2024 were $698,000 and $26,209,000, respectively, and for the three-month and six-month periods ended July 2, 2023 were $892,000 and $32,073,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the six-month period ended June 30, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,429	$54.22
Granted	797	39.03
Vested	(375)	65.58
Forfeited or expired	(55)	49.86
Nonvested as of June 30, 2024	1,796	$45.23
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month and six-month periods ended June 30, 2024 were $43.97 and $39.03, respectively, and during the three-month and six-month periods ended July 2, 2023 were $52.53 and $46.86, respectively. There were 36,000 and 375,000 RSUs that vested during the three-month and six-month periods ended June 30, 2024, respectively, and 29,000 and 482,000 that vested during the three-month and six-month periods ended July 2, 2023, respectively.
Tax obligations for vested RSUs are settled by withholding a portion of the shares prior to distribution to the shareholder. The total cash used by the Company to fund the tax payments for the three-month and six-month periods ended June 30, 2024 was $526,000 and $4,507,000, respectively, and for the three-month and six-month periods ended July 2, 2023 was $432,000 and $7,464,000, respectively. In connection with these vested RSUs, the tax expense realized by the Company for the three-month and six-month periods ended June 30, 2024 was $2,074,000 and $6,867,000, respectively, and for the three-month and six-month periods ended July 2, 2023 was $150,000 and $3,476,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the six-month period ended June 30, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023	79	$52.23
Granted	55	39.05
Vested	—	—
Forfeited or expired	—	—
Nonvested as of June 30, 2024	134	$46.82
The fair value of PRSUs is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant. There were 0 and 55,000 PRSUs granted during the three-month and six-month periods ended June 30, 2024, respectively, and 0 and 46,000 granted during the three-month and six-month periods ended July 2, 2023, respectively. No PRSUs vested during the three-month and six-month periods ended June 30, 2024 and July 2, 2023.
Stock-Based Compensation Expense
The Company stratifies its employee population into three groups: one consisting of the CEO, one consisting of senior management, and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 0% to all stock-based awards for the CEO, 9% to all stock-based awards for senior management, and a rate of 13% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. This resulted in a decrease to compensation expense of $1,832,000 in 2024 and $234,000 in 2023.
As of June 30, 2024, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $75,507,000, which is expected to be recognized over a weighted-average period of 1.9 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended June 30, 2024 were $12,964,000 and $2,027,000, respectively, and for the six-month period ended June 30, 2024 were $26,266,000 and $3,772,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended July 2, 2023 were $12,574,000 and $1,892,000, respectively, and for the six-month period ended July 2, 2023 were $29,153,000 and $4,200,000, respectively. No compensation expense was capitalized as of June 30, 2024 or December 31, 2023.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of revenue	$413	$441	$1,018	$1,062
Research, development, and engineering	3,540	3,308	7,929	9,198
Selling, general, and administrative	9,011	8,825	17,319	18,893
	$12,964	$12,574	$26,266	$29,153

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Stock Repurchase Program
In March 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. Under this March 2022 program, in addition to repurchases made in prior years, the Company repurchased 966,000 shares at a total cost of $49,163,000 during the six-month period ended July 2, 2023 and 473,000 shares at a total cost of $19,879,000 during the six-month period ended June 30, 2024, leaving a remaining balance of $313,013,000 as of June 30, 2024. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
NOTE 15: Income Taxes
The Company's effective tax rate was 13% and 18% for the three-month and six-month periods ended June 30, 2024, respectively, and 15% and 12% for the three-month and six-month periods ended July 2, 2023, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.6% in Japan, and 21% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month and six-month periods ended June 30, 2024 and July 2, 2023.
The Company recorded a net discrete tax benefit totaling $463,000 and a net discrete tax expense totaling $2,622,000 for the three-month and six-month periods ended June 30, 2024, and a net discrete tax expense totaling $399,000 and a net discrete tax benefit totaling $3,195,000 for the same periods in 2023.
Discrete tax items for the six-month period ended June 30, 2024 included (1) an increase in tax expense of $1,371,000 related to stock-based compensation; (2) an increase in tax expense of $477,000 related to state tax matters; (3) an increase in tax expense of $922,000 for interest expense related to tax reserves; (4) a net decrease in tax expense of $1,278,000 related to return-to-provision adjustments; and (5) an increase in tax expense of $1,130,000 for other tax matters.
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
The Company’s reserve for income taxes, including gross interest and penalties, was $31,193,000 as of June 30, 2024, of which $28,826,000 was classified as a non-current liability and $2,367,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2020 through 2022 remain open to examination by the IRS, and 2019 through 2022 remain open to examination by various state tax authorities. The tax years 2017 through 2023 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a "two-pillar" international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15%. The OECD published "Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two)" in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have now enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that more countries will follow suit throughout 2024. As of June 30, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Basic weighted-average common shares outstanding	171,568	172,429	171,630	172,527
Effect of dilutive equity awards	1,165	1,193	1,069	1,264
Weighted-average common and common-equivalent shares outstanding	172,733	173,622	172,699	173,791
Stock options to purchase 8,325,000 and 8,415,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended June 30, 2024, respectively, and 6,890,000 and 6,713,000 during the three-month and six-month periods ended July 2, 2023, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. Restricted stock units totaling 1,000 and 9,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and six-month periods ended June 30, 2024, respectively, and 3,000 and 1,000 during the three-month and six-month periods ended July 2, 2023, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No PRSUs were excluded in the calculation of dilutive net income per share for the three-month and six-month periods ended June 30, 2024 and July 2, 2023, respectively, as PRSUs were not anti-dilutive on a weighted-average basis.
NOTE 17: Loss (Recovery) from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia, destroying a significant amount of Cognex-owned consigned inventories.
During the three-month period ended July 2, 2023, the Company recorded a recovery related to the fire of $2,500,000 for proceeds received from the Company's insurance carrier in relation to a business interruption claim. This recovery amount is presented in the caption “Loss (recovery) from fire” on the Consolidated Statements of Operations.
NOTE 18: Business Combinations
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

NOTE 19: Subsequent Events
On July 31, 2024, the Company’s Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable on August 29, 2024 to all shareholders of record as of the close of business on August 15, 2024.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” "potential," “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” "opportunity," "goal" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, customer demand and order rates and timing of related revenue, managing supply challenges, delivery lead times, future product or revenue mix, research and development activities, sales and marketing activities (including our 'Emerging Customer' sales initiative), new product offerings and product development activities, customer acceptance of our products, capital expenditures, cost management activities, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products, particularly in connection with emerging artificial intelligence technologies; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees and maintain our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the economic climate in China, and the wars in Ukraine and Israel; (6) the challenges in integrating and achieving expected results from acquired businesses, including our acquisition of Moritex Corporation; (7) information security breaches and other cybersecurity risks; (8) the failure to comply with laws or regulations relating to data privacy or data protection; (9) the inability to protect our proprietary technology and intellectual property; (10) the failure to manufacture and deliver products in a timely manner; (11) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (12) the failure to effectively manage product transitions or accurately forecast customer demand; (13) the inability to manage disruptions to our distribution centers or to our key suppliers; (14) the inability to design and manufacture high-quality products; (15) the loss of, or curtailment of or delays in purchases by, large customers in the logistics, consumer electronics, or automotive industries; (16) potential impairment charges with respect to our investments or acquired intangible assets; (17) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (18) fluctuations in foreign currency exchange rates and the use of derivative instruments; (19) unfavorable global economic conditions, including high interest rates and fluctuating inflation rates; (20) business disruptions from natural or man-made disasters, such as fire, or public health issues; (21) exposure to potential liabilities, increased costs (including regulatory compliance costs), reputational harm, and other potential impacts associated with expectations relating to environmental, social, and governance considerations; (22) stock price volatility; and (23) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the second quarter of 2024 totaled $239,292,000 and was relatively flat compared to the second quarter of 2023. Incremental revenue arising from the acquisition of Moritex Corporation ("Moritex") that closed in the fourth quarter of 2023 and higher revenue from customers in the logistics and semiconductor industries, was partially offset by lower spending trends across our factory automation business. Gross margin as a percentage of revenue was 70% for the second quarter of 2024 as compared to 74% for the second quarter of 2023 due primarily to the impact of a less favorable revenue mix and the amortization of Moritex acquired technologies.
Operating expenses for the second quarter of 2024 increased 12% from the second quarter of 2023. Investments in our “Emerging Customer” sales initiative focused on broadening our customer base and incremental costs related to the acquisition of Moritex were partially offset by the impact of cost management activities.
Operating income decreased to 16% of revenue for the second quarter of 2024 as compared to 27% of revenue for the second quarter of 2023 driven by the lower gross margin percentage and continued investment in our "Emerging Customer" sales initiative. This lower level of operating income resulted in net income of 15% of revenue, or $0.21 per diluted share, for the second quarter of 2024, as compared to 24% of revenue, or $0.33 per diluted share, for the second quarter of 2023.
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
Revenue
Revenue decreased by $3,220,000, or 1%, for the three-month period and increased by $6,453,000, or 1%, for the six-month period as compared to the same periods in 2023. Revenue from the acquisition of Moritex that closed in the fourth quarter of 2023 represented approximately 7% of total revenue for both periods in 2024.
In addition to the contribution of Moritex, revenue from customers in the logistics and semiconductor industries increased for both the three-month and six-month periods in 2024 from the prior year. These increases were offset by lower spending trends across our factory automation business, most notably in the automotive and consumer electronics industries. The decrease in automotive revenue was due to continued softness across the automotive business, as well as delayed spending from electric vehicle battery manufacturers. The decrease in consumer electronics revenue was also impacted by the timing of large customer deployments that were completed late in the second quarter of 2023.

The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and six-month periods ended June 30, 2024 and July 2, 2023.

	Three-months Ended				Six-months Ended
	June 30, 2024	July 2, 2023	$ Change	% Change	June 30, 2024	July 2, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$85,162	$82,297	$2,865	3%	$168,297	$162,911	$5,386	3%
Percentage of total revenue	36%	34%			37%	37%
Europe	$57,151	$56,860	$291	1%	$109,505	$116,702	$(7,197)	(6)%
Percentage of total revenue	24%	23%			24%	26%
Greater China	$54,410	$72,351	$(17,941)	(25)%	$84,459	$105,351	$(20,892)	(20)%
Percentage of total revenue	23%	30%			19%	24%
Other Asia	$42,569	$31,004	$11,565	37%	$87,828	$58,672	$29,156	50%
Percentage of total revenue	18%	13%			20%	13%
Total revenue	$239,292	$242,512	$(3,220)	(1)%	$450,089	$443,636	$6,453	1%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 3% for both the three-month and six-month periods. The increase was primarily driven by higher revenue from customers in the logistics industry, partially offset by continued softness across our factory automation business. The increase in logistics revenue for the six-month period in 2024 included a strategic logistics project completed in the first quarter.
•Revenue from customers based in Europe increased by 1% for the three-month period and decreased by 6% for the six-month period. Similar to the Americas, the Europe region continued to experience softness across our factory automation business. Although logistics revenue was higher for both periods in 2024, this increase was not enough to offset declines in factory automation revenue for the six-month period.
•Revenue from customers based in Greater China decreased by 25% for the three-month period and decreased by 20% for the six-month period. The Greater China region continued to experience a challenging business environment. The impact of lower spending trends, as well as the timing of certain deployments related to a large consumer electronics customer that were completed late in the second quarter of 2023, was partially offset by the revenue contribution from the Moritex acquisition.
•Revenue from customers based in other countries in Asia increased by 37% for the three-month period and increased by 50% for the six-month period. The increase was primarily driven by incremental revenue related to the acquisition of Moritex, for which the majority of revenue currently comes from customers based in Japan, as well as higher revenue from customers in the semiconductor and logistics industries.
Gross Margin
The following table sets forth our gross margin (in thousands) for the three-month and six-month periods ended June 30, 2024 and July 2, 2023.

	Three-months Ended				Six-months Ended
	June 30, 2024	July 2, 2023	$ Change	% Change	June 30, 2024	July 2, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Gross margin	$166,599	$179,683	$(13,084)	(7)%	$308,536	$323,423	$(14,887)	(5)%
Percentage of total revenue	70%	74%			69%	73%

Gross margin as a percentage of revenue was 70% and 69% for the three-month and six-month periods in 2024, respectively, as compared to 74% and 73% for the same periods in 2023. The decrease was due to a less favorable revenue mix in 2024 that included products with relatively low gross margins from the Moritex acquisition that closed in the fourth quarter of 2023, as well as the amortization of Moritex acquired technologies. The decrease for the six-month period was also due to a strategic logistics project completed in the first quarter that had lower-than-average gross margins, as well as charges related to the final sell-through of Moritex acquired inventories in the first quarter that were written up to fair value. These decreases were partially offset by lower inventory costs driven by a reduction in premiums paid to brokers for the purchase of components as supply chain constraints eased.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and six-month periods ended June 30, 2024 and July 2, 2023.

	Three-months Ended				Six-months Ended
	June 30, 2024	July 2, 2023	$ Change	% Change	June 30, 2024	July 2, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$34,962	$33,585	$1,377	4%	$72,067	$72,127	$(60)	—%
Percentage of total revenue	15%	14%			16%	16%
Selling, general, and administrative expenses	$93,180	$83,423	$9,757	12%	$183,808	$166,460	$17,348	10%
Percentage of total revenue	39%	34%			41%	38%
Loss (recovery) from fire	$—	$(2,500)	$2,500	(100)%	$—	$(2,500)	$2,500	(100)%
Percentage of total revenue	—%	(1)%			—%	(1)%
Total operating expenses	$128,142	$114,508	$13,634	12%	$255,875	$236,087	$19,788	8%
Percentage of total revenue	54%	47%			57%	53%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $1,377,000, or 4%, for the three-month period and remained relatively flat for the six-month period as compared to the same periods in 2023. Higher incentive compensation expenses were offset by lower stock-based compensation expenses for the six-month period due to the impact of forfeiture adjustments in the first quarter. Personnel-related costs remained relatively flat, as the additional costs associated with a new team of optical engineers that joined Cognex with the acquisition of Moritex in the fourth quarter of 2023 were offset by lower deferred compensation costs related to the 2019 acquisition of Sualab Co, Ltd. that were fully paid in October 2023 and cost management activities that included the realignment of headcount to business levels.
RD&E expenses as a percentage of revenue were 15% and 16% for the three-month and six-month periods in 2024, respectively, as compared to 14% and 16% for the same periods in 2023. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. These percentages are impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $9,757,000, or 12%, for the three-month period and increased by $17,348,000, or 10%, for the six-month period as compared to the same periods in 2023. The increase was primarily due to increased costs related to our “Emerging Customer” sales initiative, including additional headcount, travel expenses, and marketing costs. We launched this initiative in 2023 to serve a broader customer base and deepen penetration of less served markets, and are continuing to increase our investment in 2024.
Costs related to the acquisition of Moritex that closed in the fourth quarter of 2023 also contributed to the higher SG&A expenses. These costs included additional sales and support personnel-related costs, the amortization of acquired customer relationships and trademarks, and integration costs.
Lower stock-based compensation expense and cost management activities helped to offset the increase in SG&A expenses, including the realignment of headcount to support the Emerging Customer sales initiative.

Loss (Recovery) from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia, destroying a significant amount of Cognex inventories. In the second quarter of 2023, the Company recorded a recovery related to the fire of $2,500,000 for proceeds received from the Company’s insurance carrier in relation to a business interruption claim.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and six-month periods ended June 30, 2024 and July 2, 2023.

	Three-months Ended				Six-months Ended
	June 30, 2024	July 2, 2023	$ Change	% Change	June 30, 2024	July 2, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$(181)	$(1,605)	$1,424	(89)%	$(135)	$(1,211)	$1,076	(89)%
Investment income	$3,116	$4,095	$(979)	(24)%	$6,236	$7,682	$(1,446)	(19)%
Other income (expense)	$176	$112	$64	57%	$372	$185	$187	101%
Total non-operating income (expense)	$3,111	$2,602	$509	20%	$6,473	$6,656	$(183)	(3)%
The Company recorded foreign currency losses of $181,000 and $135,000 for the three-month and six-month periods in 2024, respectively, and $1,605,000 and $1,211,000 for the corresponding periods in 2023, primarily resulting from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income decreased by $979,000, or 24%, for the three-month period and decreased by $1,446,000, or 19%, for the six-month period in 2024 as compared to the corresponding periods in 2023. The decrease was primarily due to lower average investment balances, partially offset by higher yields on the Company's portfolio of debt securities. During the fourth quarter of 2023, net cash payments related to the acquisition of Moritex reduced cash available to invest by approximately $257 million, which resulted in lower investment income for 2024.
The Company recorded other income of $176,000 and $372,000 for the three-month and six-month periods in 2024, respectively, and $112,000 and $185,000 for the corresponding periods in 2023.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and six-month periods ended June 30, 2024 and July 2, 2023.

	Three-months Ended				Six-months Ended
	June 30, 2024	July 2, 2023	$ Change	% Change	June 30, 2024	July 2, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$41,568	$67,777	$(26,209)	(39)%	$59,134	$93,992	$(34,858)	(37)%
Income tax expense	$5,356	$10,303	$(4,947)	(48)%	$10,900	$10,903	$(3)	—%
Effective income tax rate	13%	15%			18%	12%
The Company’s effective tax rate was 13% and 18% for the three-month and six-month periods in 2024, respectively, and 15% and 12% for the same periods in 2023.
The Company recorded a net discrete tax benefit of $463,000 for the three-month period in 2024 and a net discrete tax expense of $2,622,000 for the six-month period in 2024, as compared to a net discrete tax expense of $399,000 in the three-month period in 2023 and a net discrete tax benefit of $3,195,000 for the six-month period in 2023. The higher level of discrete tax expense for the six-month period in 2024 was driven by unfavorable adjustments to certain tax assets and reserves, while the higher level of discrete tax benefits for the six-month period in 2023 was driven by the release of tax reserves on state tax credits and favorable adjustments to certain deferred tax assets.
Excluding the impact of all discrete tax items, the Company's effective tax rate was 14% for both the three-month and six-month periods in 2024, as compared to 15% for the corresponding periods in 2023. The decrease was primarily due to more of the Company's profits being taxed in relatively lower tax rate jurisdictions.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $555,289,000 as of June 30, 2024. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain the liquidity and safety of the investment portfolio.
As of June 30, 2024, the Company's portfolio of debt securities was in a net unrealized loss position of $8,127,000. Although the Company typically holds investments in an unrealized loss position until full value recovery at maturity, if the Company is required to sell debt securities to meet liquidity needs, it may sell these investments at a loss.

Operating activities
Net cash provided by operating activities totaled $41,406,000 for the six-month period in 2024. Significant uses of cash consisted of an increase in accounts receivable primarily related to the seasonality of large consumer electronics orders.
Investing activities
Net cash used in investing activities totaled $13,785,000 for the six-month period in 2024. Investing activities included capital expenditures that totaled $8,571,000 and consisted primarily of continued investments in business systems, manufacturing test equipment related to new product introductions, as well as building and leasehold improvements.
Financing activities
Net cash used in financing activities totaled $47,506,000 for the six-month period in 2024.
In March 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 473,000 shares at a total cost of $19,879,000 during the six-month period in 2024, leaving a remaining balance of $313,013,000 as of June 30, 2024. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.075 per share for the first and second quarters of 2024, totaling $25,756,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
The Company's future material cash requirements include contractual obligations related to inventory purchase commitments and leases. As of June 30, 2024, the Company had inventory purchase commitments of $43,078,000, with the majority payable in the next twelve months, and lease payment obligations of $112,234,000, with $13,364,000 payable in the next twelve months.
Other significant and/or expected cash outlays for 2024 are as follows:
•We expect to continue to make significant cash outlays related to our Emerging Customer sales initiative as we continue to grow our sales force to serve a broader customer base and deepen penetration of less served markets.
•The Tax Cuts and Jobs Act of 2017 subjected unrepatriated foreign earnings to a one-time transition tax. As of June 30, 2024, the Company had a remaining balance payable of $18,338,000 through 2025.
We believe that the Company's existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months. In addition, the Company has no long-term debt. We believe that our balance sheet condition currently gives us a strong position with respect to anticipated longer-term liquidity needs.

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

ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, except as described below relating to the acquisition of Moritex Corporation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date.
The Company closed the acquisition of Moritex Corporation on October 18, 2023. The new acquisition's total assets and revenues constituted approximately 5% and 7%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended June 30, 2024. As the acquisition occurred during the fourth quarter of 2023, the Company excluded Moritex Corporation from the scope of the assessment of the effectiveness of the Company’s internal control over financial reporting and, with respect to the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Moritex Corporation, the Company's disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope for the one-year period following the acquisition if specified conditions are satisfied.
Except as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 28, 2024	88,000	$40.69	88,000	$319,986,000
April 29, 2024 - May 26, 2024	71,000	44.95	71,000	316,817,000
May 27, 2024 - June 30, 2024	83,000	45.63	83,000	313,013,000
Total	242,000	$43.64	242,000	$313,013,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, the following executive officer adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c):

•On June 7, 2024, Carl Gerst, the Executive Vice President of ID and Vision Products of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Mr. Gerst’s Rule 10b5-1 Trading Plan, which has a term ending on April 1, 2025, provides for the sale of up to 16,302 shares of common stock pursuant to the terms of the plan.

During the quarter ended June 30, 2024, no 10b5-1 trading arrangements were modified or terminated, and no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

 ITEM 6. EXHIBITS

Exhibit Number
10.1+	Relocation Letter Agreement, effective as of April 22, 2024, by and between Cognex Corporation and Dennis Fehr*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2024	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)