Form 10-Q
period 2024-09-29
COGNEX CORP
filed 2024-10-31
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2024 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of September 29, 2024, there were 171,515,279 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(unaudited)		(unaudited)
Revenue	$234,742	$197,241	$684,831	$640,877
Cost of revenue	75,343	54,467	216,896	174,680
Gross margin	159,399	142,774	467,935	466,197
Research, development, and engineering expenses	35,210	32,580	107,277	104,707
Selling, general, and administrative expenses	92,625	82,307	276,433	248,767
Loss (recovery) from fire (Note 17)	—	(2,750)	—	(5,250)
Operating income	31,564	30,637	84,225	117,973
Foreign currency gain (loss)	1,221	(8,699)	1,086	(9,910)
Investment income	3,561	4,891	9,797	12,573
Other income (expense)	209	173	581	358
Income before income tax expense	36,555	27,002	95,689	120,994
Income tax expense	6,964	8,086	17,864	18,989
Net income	$29,591	$18,916	$77,825	$102,005

Net income per weighted-average common and common-equivalent share:
Basic	$0.17	$0.11	$0.45	$0.59
Diluted	$0.17	$0.11	$0.45	$0.59

Weighted-average common and common-equivalent shares outstanding:
Basic	171,519	172,169	171,588	172,408
Diluted	172,753	173,354	172,733	173,659

Cash dividends per common share	$0.075	$0.070	$0.225	$0.210

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(unaudited)		(unaudited)
Net income	$29,591	$18,916	$77,825	$102,005
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $2,040 and $707 in the three-month periods, and net of tax of $2,493 and $1,981 in the nine-month periods, respectively	6,252	738	7,631	4,458
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	—	624	8	624
Net change related to available-for-sale investments	6,252	1,362	7,639	5,082

Foreign currency translation adjustments:
Foreign currency translation adjustments	26,511	(2,603)	108	(5,828)
Net change related to foreign currency translation adjustments	26,511	(2,603)	108	(5,828)

Other comprehensive income (loss), net of tax	32,763	(1,241)	7,747	(746)
Total comprehensive income (loss)	$62,354	$17,675	$85,572	$101,259

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,075	$202,655
Current investments, amortized cost of $91,658 and $132,799 in 2024 and 2023, respectively, allowance for credit losses of $0 in 2024 and 2023	90,803	129,392
Accounts receivable, allowance for credit losses of $604 and $583 in 2024 and 2023, respectively	157,968	114,164
Unbilled revenue	2,117	2,402
Inventories	155,278	162,285
Prepaid expenses and other current assets	68,841	68,099
Total current assets	672,082	678,997
Non-current investments, amortized cost of $318,268 and $250,790 in 2024 and 2023, respectively, allowance for credit losses of $0 in 2024 and 2023	319,287	244,230
Property, plant, and equipment, net	103,177	105,849
Operating lease assets	72,433	75,115
Goodwill	391,673	393,181
Intangible assets, net	102,550	112,952
Deferred income taxes	395,205	400,400
Other assets	6,840	7,088
Total assets	$2,063,247	$2,017,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,984	$21,454
Accrued expenses	76,675	72,374
Accrued income taxes	24,226	16,907
Deferred revenue and customer deposits	30,045	31,525
Operating lease liabilities	9,806	9,624
Total current liabilities	170,736	151,884
Non-current operating lease liabilities	67,375	68,977
Deferred income taxes	230,368	246,877
Reserve for income taxes	26,491	26,685
Non-current accrued income taxes	—	18,338
Other liabilities	1,251	299
Total liabilities	496,221	513,060

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2024 and 2023, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2024 and 2023, respectively; issued and outstanding: 171,515 and 171,599 shares in 2024 and 2023, respectively	343	343
Additional paid-in capital	1,076,363	1,037,202
Retained earnings	527,909	512,543
Accumulated other comprehensive loss, net of tax	(37,589)	(45,336)
Total shareholders’ equity	1,567,026	1,504,752
Total liabilities and shareholders' equity	$2,063,247	$2,017,812

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	September 29, 2024	October 1, 2023
	(unaudited)
Cash flows from operating activities:
Net income	$77,825	$102,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	39,367	41,518
Depreciation of property, plant, and equipment	15,904	12,557
(Gain) loss on disposal of property, plant, and equipment	—	(2)
Amortization of intangible assets	8,926	2,428
Excess and obsolete inventory charges	1,968	1,703
Fair value adjustment on acquired inventories (Note 18)	1,224	—
Amortization of discounts or premiums on investments	437	1,347
Realized (gain) loss on sale of investments	8	624
Change in deferred income taxes	(13,440)	(14,691)
Change in operating assets and liabilities:
Accounts receivable	(43,669)	(6,488)
Unbilled revenue	298	534
Inventories	3,424	(12,954)
Prepaid expenses and other current assets	(1,420)	(2,007)
Accounts payable	9,567	(3,986)
Accrued expenses	5,342	(13,214)
Accrued income taxes	(11,060)	(13,513)
Deferred revenue and customer deposits	(1,703)	(151)
Other	4,679	2,715
Net cash provided by (used in) operating activities	97,677	98,425
Cash flows from investing activities:
Purchases of investments	(649,020)	(174,330)
Maturities and sales of investments	622,240	402,160
Purchases of property, plant, and equipment	(12,970)	(16,062)
Net payments related to business acquisitions (Note 18)	(1,444)	—
Net cash provided by (used in) investing activities	(41,194)	211,768
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(205)	3,276
Repurchase of common stock	(23,841)	(59,640)
Payment of dividends	(38,619)	(36,209)
Net cash provided by (used in) financing activities	(62,665)	(92,573)
Effect of foreign exchange rate changes on cash and cash equivalents	602	(3,493)
Net change in cash and cash equivalents	(5,580)	214,127
Cash and cash equivalents at beginning of period	202,655	181,374
Cash and cash equivalents at end of period	$197,075	$395,501

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 30, 2024	171,501	$343	$1,061,597	$515,142	$(70,352)	$1,506,730
Net issuance of common stock under stock plans	96	1	1,665	—	—	1,666
Repurchase of common stock	(82)	(1)	—	(3,961)	—	(3,962)
Stock-based compensation expense	—	—	13,101	—	—	13,101
Payment of dividends ($0.075 per common share)	—	—	—	(12,863)	—	(12,863)
Net income	—	—	—	29,591	—	29,591
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,040	—	—	—	—	6,252	6,252
Foreign currency translation adjustment	—	—	—	—	26,511	26,511
Balance as of September 29, 2024 (unaudited)	171,515	$343	$1,076,363	$527,909	$(37,589)	$1,567,026

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 2, 2023	172,293	$345	$1,010,973	$537,947	$(68,802)	$1,480,463
Net issuance of common stock under stock plans	40	—	622	—	—	622
Repurchase of common stock	(191)	(1)	—	(10,477)	—	(10,478)
Stock-based compensation expense	—	—	12,365	—	—	12,365
Payment of dividends ($0.070 per common share)	—	—	—	(12,049)	—	(12,049)
Net income	—	—	—	18,916	—	18,916
Net unrealized gain (loss) on available-for-sale investments, net of tax of $707	—	—	—	—	738	738
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	624	624
Foreign currency translation adjustment	—	—	—	—	(2,603)	(2,603)
Balance as of October 1, 2023 (unaudited)	172,142	$344	$1,023,960	$534,337	$(70,043)	$1,488,598

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	171,599	$343	$1,037,202	$512,543	$(45,336)	$1,504,752
Net issuance of common stock under stock plans	471	1	(206)	—	—	(205)
Repurchase of common stock	(555)	(1)	—	(23,840)	—	(23,841)
Stock-based compensation expense	—	—	39,367	—	—	39,367
Payment of dividends ($0.225 per common share)	—	—	—	(38,619)	—	(38,619)
Net income	—	—	—	77,825	—	77,825
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,493	—	—	—	—	7,631	7,631
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	108	108
Balance as of September 29, 2024 (unaudited)	171,515	$343	$1,076,363	$527,909	$(37,589)	$1,567,026

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	172,631	$345	$979,167	$528,179	$(69,297)	$1,438,394
Net issuance of common stock under stock plans	668	1	3,275	—	—	3,276
Repurchase of common stock	(1,157)	(2)	—	(59,638)	—	(59,640)
Stock-based compensation expense	—	—	41,518	—	—	41,518
Payment of dividends ($0.210 per common share)	—	—	—	(36,209)	—	(36,209)
Net income	—	—	—	102,005	—	102,005
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,981	—	—	—	—	4,458	4,458
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	624	624
Foreign currency translation adjustment	—	—	—	—	(5,828)	(5,828)
Balance as of October 1, 2023 (unaudited)	172,142	$344	$1,023,960	$534,337	$(70,043)	$1,488,598

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
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, adjustments related to losses and recoveries from the fire at the Company's primary contract manufacturer (Note 17), and financial statement reclassifications necessary to present fairly the Company’s financial position as of September 29, 2024, and the results of its operations for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 29, 2024 are not necessarily indicative of the results to be expected for the full year.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities required to be measured at fair value on a recurring basis as of September 29, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$662	$—	$—
Corporate bonds	—	349,198	—
Treasury notes	—	46,372	—
Certificate of deposit	—	13,811	—
Asset-backed securities	—	13,529	—
Treasury bills	—	7,122	—
Sovereign bonds	—	991	—

Economic hedge forward contracts	—	234	—
Liabilities:
Economic hedge forward contracts	—	152	—
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
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record impairment charges related to non-financial assets during the three-month or nine-month periods ended September 29, 2024 or October 1, 2023.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Cash	$175,480	$183,242
Certificate of deposit	13,811	—
Treasury bills	7,122	—
Money market instruments	662	19,413
Cash and cash equivalents	197,075	202,655
Corporate bonds	84,503	124,851
Asset-backed securities	3,821	3,551
Treasury notes	2,479	—
Sovereign bonds	—	990
Current investments	90,803	129,392
Corporate bonds	264,695	183,965
Treasury notes	43,893	43,523
Asset-backed securities	9,708	15,763
Sovereign bonds	991	979
Non-current investments	319,287	244,230
	$607,165	$576,277
Corporate bonds consist of debt securities issued by both domestic and foreign companies; asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement; treasury notes consist of debt securities issued by the U.S. government; and sovereign bonds consist of direct debt issued by foreign governments. All of the Company's securities as of September 29, 2024 and December 31, 2023 were denominated in U.S. Dollars.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $4,749,000 and $3,169,000 as of September 29, 2024 and December 31, 2023, respectively.
The following table summarizes the Company’s available-for-sale investments as of September 29, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$85,309	$10	$(816)	$84,503
Asset-backed securities	3,848	—	(27)	3,821
Treasury notes	2,501	—	(22)	2,479
Non-current:
Corporate bonds	263,582	2,978	(1,865)	264,695
Treasury notes	43,465	428	—	43,893
Asset-backed securities	10,202	11	(505)	9,708
Sovereign bonds	1,019	—	(28)	991
	$409,926	$3,427	$(3,263)	$410,090

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s available-for-sale investments as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$128,150	$—	$(3,299)	$124,851
Asset-backed securities	3,637	—	(86)	3,551
Sovereign bonds	1,012	—	(22)	990
Non-current:
Corporate bonds	189,326	506	(5,867)	183,965
Treasury notes	43,654	82	(213)	43,523
Asset-backed securities	16,773	—	(1,010)	15,763
Sovereign bonds	1,037	—	(58)	979
	$383,589	$588	$(10,555)	$373,622
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 29, 2024 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$30,018	$(80)	$127,990	$(2,601)	$158,008	$(2,681)
Asset-backed securities	—	—	10,019	(532)	10,019	(532)
Treasury notes	—	—	2,479	(22)	2,479	(22)
Sovereign bonds	—	—	991	(28)	991	(28)
	$30,018	$(80)	$141,479	$(3,183)	$171,497	$(3,263)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of September 29, 2024 or December 31, 2023. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023 (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Gross realized gains	$—	$109	$8	$109
Gross realized losses	—	(733)	(16)	(733)
Net realized gains (losses)	$—	$(624)	$(8)	$(624)
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 29, 2024 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$84,503	$63,389	$72,754	$68,795	$59,757	$—	$349,198
Treasury notes	2,479	1,967	23,982	17,944	—	—	46,372
Asset-backed securities	3,821	3,974	—	—	2,104	3,630	13,529
Sovereign bonds	—	991	—	—	—	—	991
	$90,803	$70,321	$96,736	$86,739	$61,861	$3,630	$410,090

NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Raw materials	$89,141	$93,201
Work-in-process	4,568	5,747
Finished goods	61,569	63,337
	$155,278	$162,285
NOTE 6: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its operations. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of September 29, 2024, there were no options to terminate and twenty options to extend that were accounted for in the determination of the lease term for the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of September 29, 2024.
The total operating lease expense for the three-month and nine-month periods ended September 29, 2024 was $3,610,000 and $10,647,000, respectively. The total operating lease cash payments for the three-month and nine-month periods ended September 29, 2024 were $3,516,000 and $10,130,000, respectively. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability for the three-month and nine-month periods ended September 29, 2024 was $52,000 and $191,000, respectively.

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
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2024	$3,657
2025	13,148
2026	11,064
2027	9,966
2028	9,389
2029	8,786
Thereafter	46,700
$102,710
The discounted present value of the future lease cash payments resulted in a total lease liability of $77,181,000 and $78,601,000 as of September 29, 2024 and December 31, 2023, respectively. The Company did not have any leases that had not yet commenced but that created significant rights and obligations as of September 29, 2024.
The Company leases a building in Singapore that serves as a distribution center for customers in Asia. The lease contains two components: an 88,000 square-foot premises that had a commencement date in June of 2023 and a second 27,000 square-foot premises that does not commence until the fourth quarter of 2025. Accordingly, the second component of the lease has not yet been recorded on the Consolidated Balance Sheets, nor has it created any significant rights and obligations as of September 29, 2024. This second lease component has an original term of eight years and the Company has the right and option to extend this term by an additional five years, commencing upon the expiration of the original term. Future payment obligations associated with this lease component total $13,992,000, none of which is payable in 2024 and which reflects the estimated extension period of five years. Future payment obligations related to this lease component are not included in the future operating lease cash payments table above.
The weighted-average discount rate was 5.8% and 5.7% for leases outstanding as of September 29, 2024 and December 31, 2023, respectively. The weighted-average remaining lease term was 10.0 and 10.5 years for the leases outstanding as of September 29, 2024 and December 31, 2023, respectively.
NOTE 7: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2023	$393,181
Foreign exchange rate changes	(1,508)
Balance as of September 29, 2024	$391,673

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Intangible Assets
Amortized intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$75,370	$(9,675)	$65,695
Completed technologies	61,521	(25,319)	36,202
Trademarks	880	(293)	587
Non-compete agreements	340	(274)	66
Balance as of September 29, 2024	$138,111	$(35,561)	$102,550

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$75,965	$(5,352)	$70,613
Completed technologies	62,123	(20,745)	41,378
Trademarks	903	(50)	853
Non-compete agreements	340	(232)	108
Balance as of December 31, 2023	$139,331	$(26,379)	$112,952
As of September 29, 2024, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,	Amount
Remainder of fiscal 2024	$2,623
2025	10,267
2026	9,955
2027	8,976
2028	8,246
2029	8,246
Thereafter	54,237
$102,550
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2023	$4,244
Provisions for warranties issued during the period	3,214
Fulfillment of warranty obligations	(2,845)
Foreign exchange rate changes	4
Balance as of September 29, 2024	$4,617

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Commitments and Contingencies
As of September 29, 2024, the Company had outstanding purchase orders totaling $38,153,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of September 29, 2024, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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
Additionally, during the three-month period ended October 1, 2023, the Company entered into a foreign currency forward contract to exchange U.S. Dollars for ¥40,000,000,000 to hedge the purchase of Moritex Corporation (refer to Note 18 of the consolidated financial statements), which was paid in Japanese Yen. Upon the settlement of this contract, the Company recorded a foreign currency loss of $8,456,000, which was recorded in "Foreign currency gain (loss)" on the Consolidated Statements of Operations for the three-month period ended October 1, 2023.
The Company had the following outstanding forward contracts (in thousands):

	September 29, 2024		December 31, 2023
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	38,500	$30,055	39,700	$30,136
Chinese Renminbi	200,000	28,709	50,000	7,025
Euro	20,800	23,245	40,000	44,302
Mexican Peso	238,000	12,016	145,000	8,505
Hungarian Forint	2,040,000	5,723	2,240,000	6,466
Japanese Yen	600,000	4,161	600,000	4,255
British Pound	2,900	3,894	3,345	4,258
Swiss Franc	1,205	1,429	—	—
Canadian Dollar	1,680	1,248	1,470	1,112

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 29, 2024	December 31, 2023	Sheet Location	September 29, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	$234	$151	Accrued expenses	$152	$106

The following table presents the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	September 29, 2024	December 31, 2023		September 29, 2024	December 31, 2023
Gross amounts of recognized assets	$234	$151	Gross amounts of recognized liabilities	$152	$106
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$234	$151	Net amount of liabilities presented	$152	$106

Information regarding the effect of derivative instruments on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Three-months Ended		Nine-months Ended
		September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$944	$(7,527)	$1,575	$(8,139)

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Americas	$82,293	$80,156	$250,590	$243,067
Europe	57,246	51,827	166,751	168,529
Greater China	45,301	34,485	129,760	139,837
Other Asia	49,902	30,773	137,730	89,444
	$234,742	$197,241	$684,831	$640,877

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Standard products and services	$203,182	$170,104	$591,670	$555,831
Application-specific customer solutions	31,560	27,137	93,161	85,046
	$234,742	$197,241	$684,831	$640,877
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $11,261,000 and $13,265,000 as of September 29, 2024 and December 31, 2023, respectively.
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
The following table summarizes the allowance for credit losses activity for the nine-month period ended September 29, 2024 (in thousands):

Balance as of December 31, 2023	$583
Increases to the allowance for credit losses	100
Write-offs, net of recoveries	(77)
Foreign exchange rate changes	(2)
Balance as of September 29, 2024	$604

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended September 29, 2024 (in thousands):

Balance as of December 31, 2023	$31,525
Deferral of revenue billed in the current period, net of recognition	22,192
Recognition of revenue deferred in prior period	(23,720)
Foreign exchange rate changes	48
Balance as of September 29, 2024	$30,045
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
NOTE 13: Stock-Based Compensation Expense
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). In May 2023, the shareholders of the Company approved the Cognex Corporation 2023 Stock Option and Incentive Plan (the “2023 Plan”). The 2023 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, RSUs, and PRSUs. Up to 8,100,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2023 Plan. In connection with the approval of the 2023 Plan, no further awards will be made under the Cognex Corporation 2001 General Stock Option Plan, as amended and restated (the “2001 Plan”), and the Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (the “2007 Plan”). With the approval of the 2023 Plan, the 10,610,800 shares of common stock subject to awards granted under the 2001 Plan and the 2007 Plan that were outstanding as of May 3, 2023 may become eligible for issuance under the 2023 Plan if such awards are forfeited, cancelled or otherwise terminated (other than by exercise) (the “Carryover Shares”). As of September 29, 2024, forfeitures, cancellations, and other terminations from the 2001 Plan and the 2007 Plan have resulted in 889,329 Carryover Shares, raising the authorized total shares that may be issued under the 2023 Plan to 8,989,329.
As of September 29, 2024, the Company had 6,049,613 shares available for grant under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four or five years based upon continuous service and expire ten years from the grant date. RSUs generally vest upon three or four years of continuous employment or incrementally over such three or four-year periods. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on stock options, RSUs, or PRSUs.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options
The following table summarizes the Company’s stock option activity for the nine-month period ended September 29, 2024:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	9,008	$50.87
Granted	1,641	39.72
Exercised	(186)	25.19
Forfeited or expired	(512)	54.76
Outstanding as of September 29, 2024	9,951	$49.31	5.89	$13,032
Exercisable as of September 29, 2024	5,781	$49.49	4.12	$10,997
Options vested or expected to vest as of September 29, 2024 (1)	9,318	$49.52	5.71	$12,609
 (1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The total cash received as a result of stock option exercises for the three-month and nine-month periods ended September 29, 2024 was $2,034,000 and $4,671,000, respectively, and for the three-month and nine-month periods ended October 1, 2023 was $889,000 and $11,006,000, respectively. In connection with these exercises, the tax expense realized by the Company for the three-month and nine-month periods ended September 29, 2024 was $559,000 and $2,631,000, respectively, and for the three-month and nine-month periods ended October 1, 2023 was $100,000 and $3,993,000, respectively.

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Risk-free rate	3.7%	4.1%	4.3%	4.0%
Expected dividend yield	0.80%	0.57%	0.76%	0.59%
Expected volatility	39%	39%	39%	39%
Expected term (in years)	5.8	5.9	4.7	4.9
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
The weighted-average grant-date fair values of stock options granted during the three-month and nine-month periods ended September 29, 2024 were $14.75 and $14.89, respectively, and during the three-month and nine-month periods ended October 1, 2023 were $20.55 and $18.11, respectively.
The total intrinsic values of stock options exercised for the three-month and nine-month periods ended September 29, 2024 were $1,628,000 and $3,677,000, respectively, and for the three-month and nine-month periods ended October 1, 2023 were $557,000 and $6,119,000, respectively. The total fair values of stock options vested for the three-month and nine-month periods ended September 29, 2024 were $1,023,000 and $27,232,000, respectively, and for the three-month and nine-month periods ended October 1, 2023 were $962,000 and $33,035,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity for the nine-month period ended September 29, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,429	$54.22
Granted	838	38.90
Vested	(408)	64.63
Forfeited or expired	(92)	48.06
Nonvested as of September 29, 2024	1,767	$44.86
The fair value of RSUs is determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair values of RSUs granted during the three-month and nine-month periods ended September 29, 2024 were $36.40 and $38.90, respectively, and during the three-month and nine-month periods ended October 1, 2023 were $46.17 and $46.78, respectively. There were 33,000 and 408,000 RSUs that vested during the three-month and nine-month periods ended September 29, 2024, respectively, and 18,000 and 500,000 that vested during the three-month and nine-month periods ended October 1, 2023, respectively.
Tax obligations for vested RSUs are settled by withholding a portion of the shares prior to distribution to the shareholder. The total cash used by the Company to fund the tax payments for the three-month and nine-month periods ended September 29, 2024 was $369,000 and $4,876,000, respectively, and for the three-month and nine-month periods ended October 1, 2023 was $267,000 and $7,731,000, respectively. In connection with these vested RSUs, the tax expense realized by the Company for the three-month and nine-month periods ended September 29, 2024 was $452,000 and $7,319,000, respectively, and for the three-month and nine-month periods ended October 1, 2023 was $317,000 and $3,793,000, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity for the nine-month period ended September 29, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023	79	$52.23
Granted	55	39.05
Vested	—	—
Forfeited or expired	—	—
Nonvested as of September 29, 2024	134	$46.82
The fair value of PRSUs is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant. There were 0 and 55,000 PRSUs granted during the three-month and nine-month periods ended September 29, 2024, respectively, and 0 and 46,000 granted during the three-month and nine-month periods ended October 1, 2023, respectively. No PRSUs vested during the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.
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
As of September 29, 2024, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $63,930,000, which is expected to be recognized over a weighted-average period of 1.7 years.
The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended September 29, 2024 were $13,101,000 and $2,287,000, respectively, and for the nine-month period ended September 29, 2024 were $39,367,000 and $6,059,000, respectively. The total stock-based compensation expense and the related income tax benefit recognized for the three-month period ended October 1, 2023 were $12,365,000 and $1,971,000, respectively, and for the nine-month period ended October 1, 2023 were $41,518,000 and $6,053,000, respectively. No compensation expense was capitalized as of September 29, 2024 or December 31, 2023.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of revenue	$442	$435	$1,460	$1,497
Research, development, and engineering	3,707	3,459	11,636	12,657
Selling, general, and administrative	8,952	8,471	26,271	27,364
	$13,101	$12,365	$39,367	$41,518

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Stock Repurchase Program
In March 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. Under this March 2022 program, in addition to repurchases made in other periods, the Company repurchased 1,157,000 shares at a total cost of $59,640,000 during the nine-month period ended October 1, 2023 and 555,000 shares at a total cost of $23,841,000 during the nine-month period ended September 29, 2024, leaving a remaining balance of $309,051,000 as of September 29, 2024. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
NOTE 15: Income Taxes
The Company's effective tax rate was 19% for the three-month and nine-month periods ended September 29, 2024, respectively, and 30% and 16% for the three-month and nine-month periods ended October 1, 2023, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.6% in Japan, and 21% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.
The Company recorded a net discrete tax expense totaling $889,000 and $3,511,000 for the three-month and nine-month periods ended September 29, 2024, and a net discrete tax expense totaling $4,035,000 and $840,000 for the same periods in 2023.
Discrete tax items for the nine-month period ended September 29, 2024 included (1) an increase in tax expense of $1,645,000 related to stock-based compensation; (2) an increase in tax expense of $320,000 related to state tax matters; (3) an increase in tax expense of $1,270,000 for interest expense related to tax reserves; (4) a net decrease in tax expense of $854,000 related to return-to-provision adjustments; and (5) an increase in tax expense of $1,130,000 for other tax matters.
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
The Company’s reserve for income taxes, including gross interest and penalties, was $28,858,000 as of September 29, 2024, of which $26,491,000 was classified as a non-current liability and $2,367,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2020 through 2023 remain open to examination by the IRS, and 2019 through 2023 remain open to examination by various state tax authorities. The tax years 2017 through 2023 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a "two-pillar" international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15%. The OECD published "Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two)" in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have now enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that more countries will follow suit throughout 2024. As of September 29, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16: Weighted-Average Shares
Weighted-average shares were calculated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Basic weighted-average common shares outstanding	171,519	172,169	171,588	172,408
Effect of dilutive equity awards	1,234	1,185	1,145	1,251
Weighted-average common and common-equivalent shares outstanding	172,753	173,354	172,733	173,659
Stock options to purchase 8,640,000 and 8,490,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended September 29, 2024, respectively, and 6,893,000 and 6,775,000 during the three-month and nine-month periods ended October 1, 2023, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No RSUs were excluded in the calculation of dilutive net income per share for the three-month and nine-month periods ended September 29, 2024 because they were anti-dilutive. RSUs totaling 3,000 and 1,000 shares of common stock, on a weighted-average basis, were outstanding during the three-month and nine-month periods ended October 1, 2023, respectively, but were not included in the calculation of dilutive net income per share because they were anti-dilutive. No PRSUs were excluded in the calculation of dilutive net income per share for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023, respectively, as PRSUs were not anti-dilutive on a weighted-average basis.
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
The cash-free, debt-free enterprise value was adjusted by cash acquired, debt assumed, and final working capital balances to arrive at total consideration to be allocated to assets acquired and liabilities assumed of ¥44,376,245,000 ($296,138,000 based on the closing date foreign exchange rate), of which ¥44,227,414,000 ($295,144,000) was paid in cash on the closing date and ¥148,831,000 ($994,000) was paid during the three-month period ended March 31, 2024 as a purchase price adjustment based on the closing balance sheet.

NOTE 19: Subsequent Events
On October 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on November 29, 2024 to all shareholders of record as of the close of business on November 14, 2024.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” "potential," “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” "opportunity," "goal" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities (including our "Emerging Customer" sales initiative), new product offerings, innovation and product development activities, customer acceptance of our products, capital expenditures, cost and working capital management activities, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products, particularly in connection with emerging artificial intelligence technologies; (2) the impact of competitive pressures, including the potential decrease in demand or prices for our products; (3) the inability to attract and retain skilled employees and maintain our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the economic climate in China, and the wars involving Ukraine and Israel; (6) the challenges in integrating and achieving expected results from acquired businesses, including our acquisition of Moritex Corporation; (7) information security breaches and other cybersecurity risks; (8) the failure to comply with laws or regulations relating to data privacy or data protection; (9) the inability to protect our proprietary technology and intellectual property; (10) the failure to manufacture and deliver products in a timely manner; (11) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (12) the failure to effectively manage product transitions or accurately forecast customer demand; (13) the inability to manage disruptions to our distribution centers or to our key suppliers; (14) the inability to design and manufacture high-quality products; (15) the loss of, or curtailment of or delays in purchases by, large customers in the logistics, consumer electronics, or automotive industries; (16) potential impairment charges with respect to our investments or acquired intangible assets; (17) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (18) fluctuations in foreign currency exchange rates and the use of derivative instruments; (19) unfavorable global economic conditions, including high interest rates and fluctuating inflation rates; (20) business disruptions from natural or man-made disasters, such as fire, floods, or public health issues; (21) exposure to potential liabilities, increased costs (including regulatory compliance costs), reputational harm, and other potential impacts associated with expectations relating to environmental, social, and governance considerations; (22) stock price volatility; and (23) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the third quarter of 2024 totaled $234,742,000, representing an increase of 19% over the third quarter of 2023. The increase was due to incremental revenue arising from the acquisition of Moritex Corporation ("Moritex") that closed in the fourth quarter of 2023, higher revenue from customers in the logistics and semiconductor industries, and the timing of certain large consumer electronics deployments that were completed late in the second quarter in 2023 compared to early in the third quarter in 2024. These increases were partially offset by continued softness across our broader factory automation business, particularly in the automotive industry.
Gross margin as a percentage of revenue was 68% for the third quarter of 2024 as compared to 72% for the third quarter of 2023. The decrease was primarily due to the contribution of Moritex products with relatively lower gross margins, the amortization of Moritex acquired technologies, and the impact of competitive pricing pressures.
Operating expenses for the third quarter of 2024 increased 14% from the third quarter of 2023. Investments in our “Emerging Customer” sales initiative, incremental costs related to the acquisition of Moritex, and higher incentive compensation expenses, were partially offset by the impact of disciplined cost management. Cost recoveries recorded in 2023 related to the June 2022 fire at the Company’s contract manufacturer also contributed to the increase.
Operating income decreased to 13% of revenue for the third quarter of 2024 as compared to 16% of revenue for the third quarter of 2023 driven by the lower gross margin percentage and continued investment in our "Emerging Customer" sales initiative. Net income increased to 13% of revenue, or $0.17 per diluted share, for the third quarter of 2024, as compared to 10% of revenue, or $0.11 per diluted share, for the third quarter of 2023 due, in part, to foreign currency losses and a higher level of discrete tax expenses in the third quarter of 2023.
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
Revenue
Revenue increased by $37,501,000, or 19%, for the three-month period and increased by $43,954,000, or 7%, for the nine-month period as compared to the same periods in 2023. Revenue from the acquisition of Moritex that closed in the fourth quarter of 2023 represented approximately 10% of total revenue for the three-month period and 8% of total revenue for the nine-month period in 2024. The third quarter of 2024 included an additional month of Moritex operations to eliminate the one-month lag in consolidating Moritex financial results that had been in place since the acquisition closed. Excluding the contribution of Moritex, revenue increased by 7% for the three-month period and decreased by 2% for the nine-month period as compared to the same periods in 2023.
Revenue from customers in the logistics and semiconductor industries increased for both the three-month and nine-month periods in 2024 from the prior year. Higher revenue in the consumer electronics industry also contributed to the increase for the three-month period due to the timing of certain large deployments that were completed late in the second quarter in 2023 compared to early in the third quarter in 2024; however, revenue from customers in the consumer electronics industry decreased for the nine-month period. In addition, revenue from customers in the automotive industry decreased for both the three-month and nine-month periods in 2024 as compared to the prior year, and we continued to experience softness across our broader factory automation business during these periods.

The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.

	Three-months Ended				Nine-months Ended
	September 29, 2024	October 1, 2023	$ Change	% Change	September 29, 2024	October 1, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$82,293	$80,156	$2,137	3%	$250,590	$243,067	$7,523	3%
Percentage of total revenue	35%	41%			37%	38%
Europe	$57,246	$51,827	$5,419	10%	$166,751	$168,529	$(1,778)	(1)%
Percentage of total revenue	24%	26%			24%	26%
Greater China	$45,301	$34,485	$10,816	31%	$129,760	$139,837	$(10,077)	(7)%
Percentage of total revenue	19%	17%			19%	22%
Other Asia	$49,902	$30,773	$19,129	62%	$137,730	$89,444	$48,286	54%
Percentage of total revenue	21%	16%			20%	14%
Total revenue	$234,742	$197,241	$37,501	19%	$684,831	$640,877	$43,954	7%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 3% for both the three-month and nine-month periods. The increase was primarily driven by higher revenue from customers in the logistics industry, partially offset by continued softness across our factory automation business, particularly in the automotive industry.
•Revenue from customers based in Europe increased by 10% for the three-month period and decreased by 1% for the nine-month period. Although logistics revenue was higher for both periods in 2024, this increase was not enough to offset declines in factory automation revenue for the nine-month period.
•Revenue from customers based in Greater China increased by 31% for the three-month period and decreased by 7% for the nine-month period. The increase for the three-month period was due primarily to higher revenue in the consumer electronics industry due to the timing of certain large deployments that were completed late in the second quarter in 2023 compared to early in the third quarter in 2024. The revenue contribution from the Moritex acquisition that benefited both periods was not enough to offset declines in factory automation revenue for the nine-month period.
•Revenue from customers based in other countries in Asia increased by 62% for the three-month period and increased by 54% for the nine-month period. The increase was primarily driven by incremental revenue related to the acquisition of Moritex, for which the majority of revenue currently comes from customers based in Japan, as well as higher revenue from customers in the semiconductor and logistics industries.
Gross Margin
The following table sets forth our gross margin (in thousands) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.

	Three-months Ended				Nine-months Ended
	September 29, 2024	October 1, 2023	$ Change	% Change	September 29, 2024	October 1, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Gross margin	$159,399	$142,774	$16,625	12%	$467,935	$466,197	$1,738	—%
Percentage of total revenue	68%	72%			68%	73%

Gross margin as a percentage of revenue was 68% for both the three-month and nine-month periods in 2024, respectively, as compared to 72% and 73% for the same periods in 2023. The decrease was due to a less favorable revenue mix in 2024 that included products with relatively lower gross margins from the Moritex acquisition that closed in the fourth quarter of 2023, as well as the amortization of Moritex acquired technologies. The third quarter of 2024 included an additional month of Moritex operations to eliminate the one-month lag in consolidating Moritex financial results. Lower average selling prices due to competitive pricing pressures also contributed to the lower gross margin percentage in 2024, and we expect this trend to continue in the fourth quarter of 2024.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.

	Three-months Ended				Nine-months Ended
	September 29, 2024	October 1, 2023	$ Change	% Change	September 29, 2024	October 1, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$35,210	$32,580	$2,630	8%	$107,277	$104,707	$2,570	2%
Percentage of total revenue	15%	17%			16%	16%
Selling, general, and administrative expenses	$92,625	$82,307	$10,318	13%	$276,433	$248,767	$27,666	11%
Percentage of total revenue	39%	42%			40%	39%
Loss (recovery) from fire	$—	$(2,750)	$2,750	(100)%	$—	$(5,250)	$5,250	(100)%
Percentage of total revenue	—%	(1)%			—%	(1)%
Total operating expenses	$127,835	$112,137	$15,698	14%	$383,710	$348,224	$35,486	10%
Percentage of total revenue	54%	57%			56%	54%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $2,630,000, or 8%, for the three-month period and increased by $2,570,000, or 2%, for the nine-month period. The increase for both periods was due primarily to higher incentive compensation expenses in 2024. Disciplined cost management helped to offset the increase in RD&E expenses, including a reduction in headcount excluding the addition of Moritex engineers. The additional costs associated with a new team of optical engineers that joined Cognex with the acquisition of Moritex in the fourth quarter of 2023 were offset by lower deferred compensation costs related to the 2019 acquisition of Sualab Co, Ltd. that were fully paid in October 2023. The third quarter of 2024 included an additional month of Moritex operations to eliminate the one-month lag in consolidating Moritex financial results.
RD&E expenses as a percentage of revenue were 15% and 16% for the three-month and nine-month periods in 2024, respectively, as compared to 17% and 16% for the same periods in 2023. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. These percentages are impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $10,318,000, or 13%, for the three-month period and increased by $27,666,000, or 11%, for the nine-month period as compared to the same periods in 2023. The increase was primarily due to additional sales and marketing resources dedicated to our “Emerging Customer” sales initiative that was launched in 2023 with the goal to serve a broader customer base and deepen penetration of less served markets. Costs related to the acquisition of Moritex that closed in the fourth quarter of 2023 also contributed to the higher SG&A expenses, including additional sales and support personnel-related costs, the amortization of acquired customer relationships and trademarks, and integration costs. The third quarter of 2024 included an additional month of Moritex operations to eliminate the one-month lag in consolidating Moritex financial results. In addition, incentive compensation expenses were higher in 2024. Disciplined cost management helped to offset the increase in SG&A expenses, including the realignment of headcount to support the "Emerging Customer" sales initiative.
Loss (Recovery) from Fire
On June 7, 2022, the Company’s primary contract manufacturer experienced a fire at its plant in Indonesia,

destroying a significant amount of Cognex inventories. During the nine-month period in 2023, the Company recorded recoveries related to the fire including $2,750,000 for proceeds received from a financial settlement in the third quarter of 2023 and $2,500,000 for proceeds received from business interruption insurance in the second quarter of 2023.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.

	Three-months Ended				Nine-months Ended
	September 29, 2024	October 1, 2023	$ Change	% Change	September 29, 2024	October 1, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$1,221	$(8,699)	$9,920	(114)%	$1,086	$(9,910)	$10,996	(111)%
Investment income	$3,561	$4,891	$(1,330)	(27)%	$9,797	$12,573	$(2,776)	(22)%
Other income (expense)	$209	$173	$36	21%	$581	$358	$223	62%
Total non-operating income (expense)	$4,991	$(3,635)	$8,626	(237)%	$11,464	$3,021	$8,443	279%
The Company recorded foreign currency gains of $1,221,000 and $1,086,000 for the three-month and nine-month periods in 2024, respectively, and foreign currency losses of $8,699,000 and $9,910,000 for the corresponding periods in 2023. In the third quarter of 2023, the Company recorded a foreign currency loss of $8,456,000 on the settlement of a foreign currency forward contract entered into to the hedge the purchase price for Moritex, which was paid in Japanese Yen. Remaining foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income decreased by $1,330,000, or 27%, for the three-month period and decreased by $2,776,000, or 22%, for the nine-month period in 2024 as compared to the corresponding periods in 2023. The decrease was primarily due to lower average investment balances, partially offset by higher yields on the Company's portfolio of debt securities. During the fourth quarter of 2023, net cash payments related to the acquisition of Moritex reduced cash available to invest by approximately $257 million, which resulted in lower investment income for 2024.
The Company recorded other income of $209,000 and $581,000 for the three-month and nine-month periods in 2024, respectively, and $173,000 and $358,000 for the corresponding periods in 2023.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023.

	Three-months Ended				Nine-months Ended
	September 29, 2024	October 1, 2023	$ Change	% Change	September 29, 2024	October 1, 2023	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$36,555	$27,002	$9,553	35%	$95,689	$120,994	$(25,305)	(21)%
Income tax expense	$6,964	$8,086	$(1,122)	(14)%	$17,864	$18,989	$(1,125)	(6)%
Effective income tax rate	19%	30%			19%	16%
The Company’s effective tax rate was 19% for each of the three-month and nine-month periods in 2024, and 30% and 16%, respectively, for the same periods in 2023. The Company recorded a net discrete tax expense of $889,000 and $3,511,000 for the three-month and nine-month periods in 2024, respectively, and $4,036,000 and $840,000 for the corresponding periods in 2023. Excluding the impact of discrete tax items, the Company’s effective tax rate was 15% for both nine-month periods in 2024 and 2023.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and has resulted in an accumulated cash and investment balance of $607,165,000 as of September 29, 2024. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain the liquidity and safety of the investment portfolio.
As of September 29, 2024, the Company's portfolio of debt securities was in a net unrealized gain position of $164,000. Although the Company typically holds investments in an unrealized loss position until full value recovery at maturity, if the Company is required to sell debt securities to meet liquidity needs, it may sell these investments at a loss.

Operating activities
Net cash provided by operating activities totaled $97,677,000 for the nine-month period in 2024. Significant uses of cash consisted of an increase in accounts receivable to support sales initiatives.
Investing activities
Net cash used in investing activities totaled $41,194,000 for the nine-month period in 2024. Investing activities included capital expenditures that totaled $12,970,000 and consisted primarily of continued investments in business systems, manufacturing equipment related to new product introductions and building improvements.
Financing activities
Net cash used in financing activities totaled $62,665,000 for the nine-month period in 2024.
In March 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. Under this March 2022 program, the Company repurchased 555,000 shares at a total cost of $23,841,000 during the nine-month period in 2024, leaving a remaining balance of $309,051,000 as of September 29, 2024. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.075 per share for the first, second and third quarters of 2024, totaling $38,619,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
The Company's future material cash requirements include contractual obligations related to inventory purchase commitments and leases. As of September 29, 2024, the Company had inventory purchase commitments of $38,153,000, with the majority payable in the next twelve months, and lease payment obligations of $116,702,000, with $13,558,000 payable in the next twelve months.
Other significant and/or expected cash outlays for 2024 are as follows:
•We expect to continue to make significant cash outlays related to our "Emerging Customer" sales initiative as we continue to grow our sales force to serve a broader customer base and deepen penetration of less served markets.
•The Tax Cuts and Jobs Act of 2017 subjected unrepatriated foreign earnings to a one-time transition tax. As of September 29, 2024, the Company had a remaining balance payable of $18,338,000 through 2025.
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
The Company closed the acquisition of Moritex Corporation on October 18, 2023. The new acquisition's total assets and revenues constituted approximately 5% and 8%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the nine-month period ended September 29, 2024. As the acquisition occurred during the fourth quarter of 2023, the Company excluded Moritex Corporation from the scope of the assessment of the effectiveness of the Company’s internal control over financial reporting and, with respect to the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Moritex Corporation, the Company's disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope for the one-year period following the acquisition if specified conditions are satisfied.
Except as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 29, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended September 29, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 28, 2024	61,000	$49.44	61,000	$310,002,000
July 29, 2024 - August 25, 2024	21,000	45.36	21,000	309,051,000
August 26, 2024 - September 29, 2024	—	—	—	309,051,000
Total	82,000	$48.39	82,000	$309,051,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date:	October 31, 2024	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)