Form 10-Q
period 2025-03-30
COGNEX CORP
filed 2025-05-01
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2025 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of March 30, 2025, there were 167,864,778 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	March 30, 2025	March 31, 2024
	(unaudited)
Revenue	$216,036	$210,797
Cost of revenue	71,713	68,860
Gross profit	144,323	141,937
Research, development, and engineering expenses	34,727	37,105
Selling, general, and administrative expenses	83,504	90,628
Operating income	26,092	14,204
Foreign currency gain (loss)	(2,453)	46
Investment income	3,990	3,120
Other income (expense)	169	196
Income before income tax expense	27,798	17,566
Income tax expense	4,195	5,544
Net income	$23,603	$12,022

Net income per weighted-average common and common-equivalent share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

Weighted-average common and common-equivalent shares outstanding:
Basic	169,265	171,692
Diluted	170,391	172,594

Cash dividends per common share	$0.080	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended
	March 30, 2025	March 31, 2024
	(unaudited)
Net income	$23,603	$12,022
Other comprehensive income (loss), net of tax

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $875 and $117 in the three-month periods, respectively	2,711	359
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	(27)	(2)
Net change related to available-for-sale investments	2,684	357

Foreign currency translation adjustments:
Foreign currency translation adjustments	11,447	(16,156)
Net change related to foreign currency translation adjustments	11,447	(16,156)

Other comprehensive income (loss), net of tax	14,131	(15,799)
Total comprehensive income (loss)	$37,734	$(3,777)

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,744	$186,094
Current investments, allowance for credit losses of $0 in 2025 and 2024	56,703	59,956
Accounts receivable, allowance for credit losses of $598 and $827 in 2025 and 2024, respectively	161,185	143,359
Unbilled revenue	2,755	3,055
Inventories	152,113	157,527
Prepaid expenses and other current assets	61,179	63,376
Total current assets	577,679	613,367
Non-current investments, respectively, allowance for credit losses of $0 in 2025 and 2024	312,310	340,898
Property, plant, and equipment, net	95,979	98,445
Operating lease assets	70,212	67,326
Goodwill	389,929	384,937
Intangible assets, net	91,134	90,684
Deferred income taxes	390,170	392,166
Other assets	5,090	5,027
Total assets	$1,932,503	$1,992,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,303	$38,046
Accrued expenses	67,849	71,760
Accrued income taxes	22,677	25,685
Deferred revenue and customer deposits	39,858	25,035
Operating lease liabilities	10,277	8,854
Total current liabilities	183,964	169,380
Non-current operating lease liabilities	63,425	61,363
Deferred income taxes	212,205	217,155
Reserve for income taxes	27,194	26,365
Other liabilities	87	1,082
Total liabilities	486,875	475,345

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2025 and 2024, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2025 and 2024, respectively; issued and outstanding: 167,865 and 170,434 shares in 2025 and 2024, respectively	336	341
Additional paid-in capital	1,097,989	1,090,638
Retained earnings	405,949	499,303
Accumulated other comprehensive loss, net of tax	(58,646)	(72,777)
Total shareholders’ equity	1,445,628	1,517,505
Total liabilities and shareholders' equity	$1,932,503	$1,992,850

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	March 30, 2025	March 31, 2024
	(unaudited)
Cash flows from operating activities:
Net income	$23,603	$12,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,939	13,302
Depreciation of property, plant, and equipment	5,306	5,279
Amortization of intangible assets	2,628	2,813
Excess and obsolete inventory charges	197	471
Fair value adjustment on acquired inventories (Note 7)	—	1,224
Amortization of discounts or premiums on investments	(161)	306
Realized (gain) loss on sale of investments	(27)	(2)
Change in deferred income taxes	(4,689)	(3,333)
Change in operating assets and liabilities:
Accounts receivable	(17,183)	(25,669)
Unbilled revenue	307	(347)
Inventories	5,474	(10,938)
Prepaid expenses and other current assets	2,526	(3,395)
Accounts payable	4,996	7,398
Accrued expenses	(6,055)	(470)
Accrued income taxes	(3,153)	5,258
Deferred revenue and customer deposits	14,761	8,737
Other	2,033	987
Net cash provided by (used in) operating activities	40,502	13,643
Cash flows from investing activities:
Purchases of investments	(113,297)	(233,726)
Maturities and sales of investments	148,885	189,758
Purchases of property, plant, and equipment	(2,501)	(4,061)
Net payments related to business acquisitions (Note 7)	—	(994)
Net cash provided by (used in) investing activities	33,087	(49,023)
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(2,587)	(2,861)
Repurchase of common stock	(102,233)	(9,339)
Payment of dividends	(13,550)	(12,888)
Net cash provided by (used in) financing activities	(118,370)	(25,088)
Effect of foreign exchange rate changes on cash and cash equivalents	2,431	(3,328)
Net change in cash and cash equivalents	(42,350)	(63,796)
Cash and cash equivalents at beginning of period	186,094	202,655
Cash and cash equivalents at end of period	$143,744	$138,859

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	478	1	(2,588)	—	—	(2,587)
Repurchase of common stock	(3,047)	(6)	—	(103,407)	—	(103,413)
Stock-based compensation expense	—	—	9,939	—	—	9,939
Payment of dividends ($0.080 per common share)	—	—	—	(13,550)	—	(13,550)
Net income	—	—	—	23,603	—	23,603
Net unrealized gain (loss) on available-for-sale investments, net of tax of $875	—	—	—	—	2,711	2,711
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	11,447	11,447
Balance as of March 30, 2025 (unaudited)	167,865	$336	$1,097,989	$405,949	$(58,646)	$1,445,628

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	171,599	$343	$1,037,202	$512,543	$(45,336)	$1,504,752
Net issuance of common stock under stock plans	294	—	(2,861)	—	—	(2,861)
Repurchase of common stock	(231)	—	—	(9,339)	—	(9,339)
Stock-based compensation expense	—	—	13,302	—	—	13,302
Payment of dividends ($0.075 per common share)	—	—	—	(12,888)	—	(12,888)
Net income	—	—	—	12,022	—	12,022
Net unrealized gain (loss) on available-for-sale investments, net of tax of $117	—	—	—	—	359	359
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	(16,156)	(16,156)
Balance as of March 31, 2024 (unaudited)	171,662	$343	$1,047,643	$502,338	$(61,135)	$1,489,189

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles ("GAAP"). Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a full description of other significant accounting policies.
In the opinion of the management of Cognex Corporation (the "Company"), the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of March 30, 2025, and the results of its operations for the three-month periods ended March 30, 2025 and March 31, 2024, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Financial Instruments
Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments as of March 30, 2025 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$121,283	$—	$—	$121,283	$121,283	$—	$—
Money market instruments	Level 1	482	—	—	482	482	—	—
Certificate of deposit	Level 2	20,979	—	—	20,979	20,979	—	—
Treasury bills	Level 2	1,000	—	—	1,000	1,000	—	—
Corporate bonds	Level 2	317,385	1,193	(2,041)	316,537	—	47,220	269,317
Treasury notes	Level 2	33,827	43	(77)	33,793	—	2,495	31,298
Asset-backed securities	Level 2	18,139	25	(474)	17,690	—	5,995	11,695
Sovereign bonds	Level 2	1,007	—	(14)	993	—	993	—
Total		$514,102	$1,261	$(2,606)	$512,757	$143,744	$56,703	$312,310
The following table summarizes the Company’s cash, cash equivalents, and investments as of December 31, 2024 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$170,852	$—	$—	$170,852	$170,852	$—	$—
Money market instruments	Level 1	15,242	—	—	15,242	15,242	—	—
Corporate bonds	Level 2	344,804	411	(4,299)	340,916	—	55,742	285,174
Treasury notes	Level 2	46,071	2	(439)	45,634	—	2,487	43,147
Asset-backed securities	Level 2	13,870	—	(556)	13,314	—	737	12,577
Sovereign bonds	Level 2	1,013	—	(23)	990	—	990	—
Total		$591,852	$413	$(5,317)	$586,948	$186,094	$59,956	$340,898
The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1.
The Company’s debt securities are reported at fair value based on model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial assets and liabilities, and in doing so, considers valuations provided by a large, third-party pricing service. This service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $3,284,000 and $4,144,000 as of March 30, 2025 and December 31, 2024, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized Gains (Losses) on Debt Securities
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month periods ended March 30, 2025 and March 31, 2024 (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Gross realized gains	$27	$2
Gross realized losses	—	—
Net realized gains (losses)	$27	$2
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
Unrealized Losses on Debt Securities
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of March 30, 2025 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$123,585	$(1,562)	$31,418	$(479)	$155,003	$(2,041)
Treasury notes	16,340	(78)	—	—	16,340	(78)
Asset-backed securities	11,064	(474)	—	—	11,064	(474)
Sovereign bonds	—	—	993	(13)	993	(13)
	$150,989	$(2,114)	$32,411	$(492)	$183,400	$(2,606)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of March 30, 2025 or December 31, 2024. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Securities Maturities
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of March 30, 2025 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$47,220	$66,394	$89,734	$74,522	$38,667	$—	$316,537
Treasury notes	2,495	10,179	16,297	4,822	—	—	33,793
Asset-backed securities	5,995	—	3,216	3,409	4,944	126	17,690
Sovereign bonds	993	—	—	—	—	—	993
	$56,703	$76,573	$109,247	$82,753	$43,611	$126	$369,013
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
The Company had the following outstanding forward contracts (in thousands):

	March 30, 2025		December 31, 2024
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	35,000	$26,143	40,000	$29,457
Euro	20,000	21,682	25,000	26,029
Japanese Yen	1,500,000	10,015	2,000,000	12,789
Chinese Renminbi	70,000	9,632	95,000	12,990
Hungarian Forint	2,200,000	5,913	2,360,000	5,951
British Pound	3,000	3,879	3,200	4,008
Swiss Franc	1,000	1,137	2,200	2,432
Canadian Dollar	1,500	1,050	2,000	1,390
Mexican Peso	—	—	220,000	10,701

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Balance Sheet Location	Fair Value Level	March 30, 2025	December 31, 2024	Balance Sheet Location	Fair Value Level	March 30, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$188	$324	Accrued expenses	Level 2	$23	$211
Activity:
Gross amounts recognized			$188	$324			$23	$211
Gross amounts offset			—	—			—	—
Net amounts presented			$188	$324			$23	$211
The Company’s forward contracts are reported at fair value based on model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. The Company's forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks.
Information regarding the effect of derivative instruments on the Consolidated Statement of Operations was as follows (in thousands):

	Statement of Operations Location	Three-months Ended
		March 30, 2025	March 31, 2024
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(547)	$(245)
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	March 30, 2025	December 31, 2024
Raw materials	$80,628	$86,917
Work-in-process	5,500	5,544
Finished goods	65,985	65,066
	$152,113	$157,527
NOTE 5: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its business. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of March 30, 2025, there were no options to terminate and nineteen options to extend that were accounted for in the determination of the applicable lease term for the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of March 30, 2025. The Company did not have any leases that had not yet commenced but that created significant rights and/or obligations as of March 30, 2025.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The components of lease expense were as follows (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Operating lease expense	$3,471	$3,563
Short-term lease expense (1)	209	82
(1) Leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability
Supplemental balance sheet information related to leases was as follows:

	March 30, 2025	December 31, 2024
Weighted average remaining lease term	9.4 years	9.9 years
Weighted average discount rate	5.9%	5.9%
Supplemental cash flow information related to leases was as follows (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,422	$3,208
Maturities of lease liabilities as of March 30, 2025 were as follows (in thousands):

Amount
Remainder of fiscal 2025	$11,179
2026	12,337
2027	10,792
2028	9,528
2029	8,371
2030	7,854
Thereafter	36,597
Total undiscounted lease payments	$96,658
Less: imputed interest	22,956
Total operating lease liabilities	$73,702
The Company leases a building in Singapore that serves as a distribution center for customers in Asia. The lease contains two components: an 88,000 square-foot premises that had a commencement date in June of 2023 and a second 27,000 square-foot premises that does not commence until the fourth quarter of 2025. Accordingly, the second component of the lease has not yet been recorded on the Consolidated Balance Sheets, nor has it created any significant rights and obligations as of March 30, 2025. This second lease component has an original term of eight years and the Company has the right and option to extend this term by an additional five years, commencing upon the expiration of the original term. Future payment obligations associated with this lease component total $13,396,000, $163,000 of which is payable in the remainder of 2025 and which reflects the estimated extension period of five years. Future payment obligations related to this lease component are not included in the future operating lease cash payments table above.
The Company has entered into a lease for a 6,500 square-foot building in Aachen, Germany for a term of ten years. The commencement date for this lease is expected to be in the second quarter of 2025, and therefore it has not yet been recorded on the Consolidated Balance Sheets, nor has it created any significant rights and obligations as of March 30, 2025. The Company has the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original term. Future payment obligations associated with this lease total $9,142,000, $503,000 of which is payable in the remainder of 2025. Future payment obligations related to this lease are not included in the future operating lease cash payments table above.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: Goodwill and Intangible Assets
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2024	$384,937
Foreign exchange rate changes	4,992
Balance as of March 30, 2025	$389,929
Amortized intangible assets as of March 30, 2025 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$70,082	$(11,650)	$58,432
Completed technologies	59,520	(27,279)	32,241
Trademarks	844	(421)	423
Non-compete agreements	340	(302)	38
Balance as of March 30, 2025	$130,786	$(39,652)	$91,134
Amortized intangible assets as of December 31, 2024 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$67,781	$(10,229)	$57,552
Completed technologies	58,373	(25,766)	32,607
Trademarks	810	(337)	473
Non-compete agreements	340	(288)	52
Balance as of December 31, 2024	$127,304	$(36,620)	$90,684
Future amortization expense related to intangible assets as of March 30, 2025 is as follows (in thousands):

Amount
Remainder of fiscal 2025	$7,773
2026	10,064
2027	9,131
2028	8,401
2029	8,401
2030	7,858
Thereafter	39,506
$91,134
NOTE 7: Business Combinations
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2024	$5,140
Provisions for warranties issued during the period	1,453
Fulfillment of warranty obligations	(873)
Foreign exchange rate changes	8
Balance as of March 30, 2025	$5,728
NOTE 9: Commitments and Contingencies
As of March 30, 2025, the Company had outstanding purchase orders totaling $53,401,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of March 30, 2025, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
NOTE 10: Stockholder's Equity
Stock Repurchase Program
In March 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. Under this March 2022 program, in addition to repurchases made in other periods, the Company repurchased 231,000 shares at a total cost of $9,339,000 during the three-month period ended March 31, 2024 and 3,047,000 shares at a total cost of $103,413,000 during the three-month period ended March 30, 2025, including $1,180,000 of buyback Excise Tax in accordance with the Inflation Reduction Act of 2022, leaving a remaining balance of $164,020,000 as of March 30, 2025. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock-Based Compensation Expense
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs").
The following table summarizes the number of stock-based awards granted by the Company and the weighted-average grant-date fair value per unit for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three-months Ended
	March 30, 2025		March 31, 2024
	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value
Stock options	1,360	$12.32	1,523	$14.66
Restricted stock units	1,248	$32.35	765	$38.82
Performance restricted stock units	184	$32.14	55	$39.05
	2,792		2,343
During the three-month period ended March 30, 2025, the Company granted PRSUs that vest upon the achievement of (1) a service condition of three years of continuous employment and (2) a performance condition established by the Compensation Committee of our Board of Directors as of the grant date. The number of shares earned could range between 0% and 120% based on achievement of the performance condition, which includes certain financial targets over the three-year measurement period. The fair value of these PRSUs is calculated based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes. During the three-month period ended March 30, 2025, the Company recorded $152,000 in compensation expense based on the probable three-year financial target outcome for the PRSUs granted during the three-month period ended March 30, 2025.
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 11% to all stock-based awards for senior management and a rate of 13% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. Credits of $4,789,000 and $1,832,000 were recorded in 2025 and 2024, respectively, to true up previously recorded compensation expense for this forfeiture rate revision.
As of March 30, 2025, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $80,214,000, which is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Cost of revenue	$668	$605
Research, development, and engineering	4,696	4,389
Selling, general, and administrative	4,575	8,308
Total stock-based compensation expense	$9,939	$13,302
No compensation expense was capitalized as of March 30, 2025 or December 31, 2024.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Americas	$99,374	$83,135
Europe	46,790	52,354
Greater China	26,946	30,049
Other Asia	42,926	45,259
	$216,036	$210,797

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Standard products and services	$204,510	$187,632
Application-specific customer solutions	11,526	23,165
	$216,036	$210,797
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $12,326,000 and $10,705,000 as of March 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes the allowance for credit losses activity for the three-month period ended March 30, 2025 (in thousands):

Balance as of December 31, 2024	$827
Increases to the allowance for credit losses	—
Write-offs, net of recoveries	(223)
Foreign exchange rate changes	(6)
Balance as of March 30, 2025	$598

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the three-month period ended March 30, 2025 (in thousands):

Balance as of December 31, 2024	$25,035
Deferral of revenue billed in the current period, net of recognition	22,175
Recognition of revenue deferred in prior period	(7,414)
Foreign exchange rate changes	62
Balance as of March 30, 2025	$39,858
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
NOTE 12: Income Taxes
The Company's effective tax rate was 15% and 32% for the three-month periods ended March 30, 2025 and March 31, 2024, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.6% in Japan, and 21% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month periods ended March 30, 2025 and March 31, 2024.
The Company recorded a net discrete tax benefit totaling $307,000 for the three-month period ended March 30, 2025 and a net discrete tax expense totaling $3,085,000 for the three-month period ended March 31, 2024.
Discrete tax items for the three-month period ended March 30, 2025 included (1) an increase in tax expense of $1,616,000 related to stock-based compensation; (2) an increase in tax expense of $386,000 for interest expense related to tax reserves; (3) a net decrease in tax expense of $278,000 related to return-to-provision adjustments; and (4) a net decrease in tax expense of $2,031,000 related to an adjustment to the Company's deferred tax position.
Discrete tax items for the three-month period ended March 31, 2024 included (1) an increase in tax expense of $1,123,000 related to stock-based compensation; (2) an increase in tax expense of $458,000 related to state tax matters; (3) an increase in tax expense of $458,000 for interest expense related to tax reserves; and (4) a net increase in tax expense of $1,046,000 for other tax matters.
The Company’s reserve for income taxes, including gross interest and penalties, was $29,561,000 as of March 30, 2025, of which $27,194,000 was classified as a non-current liability and $2,367,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2021 through 2024 remain open to examination by the IRS, and 2020 through 2024 remain open to examination by various state tax authorities. The tax years 2013 through 2024 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the three-month periods ended March 30, 2025 and March 31, 2024 (in thousands, except per share amounts):

	Three-months Ended
	March 30, 2025	March 31, 2024
Net income	$23,603	$12,022
Basic weighted-average common shares outstanding	169,265	171,692
Effect of dilutive stock-based awards	1,126	902
Diluted weighted-average common shares outstanding	170,391	172,594
Earnings per share
Basic	$0.14	$0.07
Diluted	$0.14	$0.07
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding for the three-month periods ended March 30, 2025 and March 31, 2024 (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Stock options	9,765	8,176
Restricted stock units	—	1
Performance restricted stock units	—	—
Total weighted average anti-dilutive stock-based awards outstanding	9,765	8,177
NOTE 14: Segment and Geographic Information
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The measure of segment profit or loss for the Company's single segment is net income. Segment expenses were disaggregated based on the information the chief operating decision maker uses to assess performance and allocate resources considering both quantitative and qualitative factors. The following table summarizes significant segment expenses, which represents the difference between segment revenue and segment net income (in thousands):

	Three-months Ended
	March 30, 2025	March 31, 2024
Revenue	$216,036	$210,797
Less:
Cost of revenue (1)	71,713	68,860
Gross profit	144,323	141,937
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	18,274	19,717
Incentive compensation (2)	1,071	984
Stock-based compensation	4,696	4,389
Depreciation and amortization	755	823
Other segment expenses (3)	9,931	11,192
Total research, development, and engineering expenses	34,727	37,105
Selling, general, and administrative expenses
Salaries and fringe benefits	42,195	44,682
Incentive compensation (2)	10,882	11,060
Stock-based compensation	4,575	8,308
Depreciation and amortization	4,161	4,119
Other segment expenses (3)	21,691	22,459
Total selling, general, and administrative expenses	83,504	90,628
Operating income	26,092	14,204
Foreign currency gain (loss)	(2,453)	46
Investment income	3,990	3,120
Other income (expense)	169	196
Income before income tax expense	27,798	17,566
Income tax expense	4,195	5,544
Net income	$23,603	$12,022
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $3,018,000 and $3,150,000 for March 30, 2025 and March 31, 2024, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, and rent, among other less significant expenses.
Segment assets amounted to $1,932,503 and $1,992,850 as of March 30, 2025 and December 31, 2024, respectively.
NOTE 15: Subsequent Events
On April 30, 2025, the Company’s Board of Directors declared a cash dividend of $0.08 per share. The dividend is payable on May 29, 2025 to all shareholders of record as of the close of business on May 15, 2025.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” "potential," “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” "opportunity," "goal" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities, new product offerings, innovation and product development activities, customer acceptance of our products, capital expenditures, cost and working capital management activities, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees, effectively plan for succession including managing the change of our Chief Executive Officer, all while maintaining our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars involving Ukraine and Israel; (6) the challenges in integrating and achieving expected results from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) information security breaches and other cybersecurity threats; (9) the failure to comply with laws or regulations relating to data privacy or data protection; (10) the inability to protect our proprietary technology and intellectual property; (11) the failure to manufacture and deliver products in a timely manner; (12) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (13) the inability to design and manufacture high-quality products; (14) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (15) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (16) potential impairment charges with respect to our investments or acquired intangible assets; (17) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (18) fluctuations in foreign currency exchange rates and the use of derivative instruments; (19) unfavorable global economic conditions, including increases in interest rates, elevated inflation rates, and recession risks; (20) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (21) stock price volatility; and (22) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Machine vision is used in a variety of industries where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision. This results in a broad base of potential customers across a variety of industries, including logistics, automotive, consumer electronics, semiconductor, consumer products, medical-related, and food and beverage.

Revenue for the first quarter of 2025 totaled $216,036,000, representing an increase of 2% over the first quarter of 2024. The increase was due primarily to higher revenue from customers in the logistics and semiconductor industries, partially offset by continued weakness in the automotive industry and the unfavorable impact of foreign currency exchange rate changes on revenue.
Gross margin as a percentage of revenue was 67% for the first quarters of both 2025 and 2024.
Operating expenses for the first quarter of 2025 decreased 7% from the first quarter of 2024. The decrease was principally due to disciplined cost management, lower stock-based compensation expense, and the favorable impact of foreign currency exchange rate changes on expenses.
Operating income increased to 12% of revenue for the first quarter of 2025 as compared to 7% of revenue for the first quarter of 2024 due to revenue growth and lower operating expenses. Net income increased to 11% of revenue, or $0.14 per diluted share, for the first quarter of 2025, as compared to 6% of revenue, or $0.07 per diluted share, for the first quarter of 2024.
Results of Operations
As foreign currency exchange rates are a factor in understanding period-to-period comparisons, we believe the presentation of our results on a constant-currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We also use results on a constant-currency basis as one measure to evaluate our performance. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign currency exchange rate changes. Results on a constant-currency basis are not in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be considered in addition to, and not a substitute for, results prepared in accordance with U.S. GAAP.
Revenue
Revenue increased by $5,239,000, or 2%, for the three-month period in 2025 as compared to the same period in 2024. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in 2025 as compared to 2024. Excluding the impact of foreign currency exchange rate changes, revenue increased by 5% over the prior year. Higher revenue from the logistics and semiconductor industries was partially offset by continued weakness in the automotive industry, while broader factory automation revenue remained stable.
The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month periods ended March 30, 2025 and March 31, 2024.

	Three-months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(unaudited)
Americas	$99,374	$83,135	$16,239	20%
Percentage of total revenue	46%	39%
Europe	$46,790	$52,354	$(5,564)	(11)%
Percentage of total revenue	22%	25%
Greater China	$26,946	$30,049	$(3,103)	(10)%
Percentage of total revenue	12%	14%
Other Asia	$42,926	$45,259	$(2,333)	(5)%
Percentage of total revenue	20%	21%
Total revenue	$216,036	$210,797	$5,239	2%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 20% for the three-month period in 2025 as compared to the same period in 2024. Strong growth in logistics was partially offset by continued weakness in the automotive industry.
•Revenue from customers based in Europe decreased by 11% for the three-month period in 2025 as compared to the same period in 2024. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in the first quarter of 2025 as compared to the same period in 2024, as the U.S. Dollar was stronger on average versus the Euro and sales denominated in Euros were translated into U.S. Dollars at a lower rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe decreased by 7% for the three-month period due primarily to continued weakness in the automotive industry.
•Revenue from customers based in Greater China decreased by 10% for the three-month period in 2025 as compared to the same period in 2024. Changes in foreign currency exchange rates did not have a material impact on the three-month period. The decrease was primarily due to the timing of revenue from large electronics orders. Broader Greater China revenue increased in most other industries over the same period in the prior year.
•Revenue from customers based in other countries in Asia decreased by 5% for the three-month period in 2025 as compared to the same period in 2024. Changes in foreign currency exchange rates resulted in a lower level of reported revenue in 2025, primarily driven by a stronger U.S. Dollar versus the Japanese Yen and Korean Won as compared to the prior year. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in other countries in Asia was relatively flat with the prior year, as higher semiconductor revenue was offset by lower automotive revenue.
Gross Profit
The following table sets forth our gross profit (in thousands) for the three-month periods ended March 30, 2025 and March 31, 2024.

	Three-months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(unaudited)
Gross profit	$144,323	$141,937	$2,386	2%
Percentage of total revenue	67%	67%
Gross margin was 67% for the three-month periods in both 2025 and 2024. The gross margin in 2024 included the final sell-through of acquired Moritex Corporation inventories that were written up to fair value. This favorable year-over-year impact was offset by less favorable industry mix, as well as the unfavorable impact of changes in foreign currency exchange rates. The impact of pricing pressure was offset by productivity measures, including material cost reductions.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month periods ended March 30, 2025 and March 31, 2024.

	Three-months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(unaudited)
Research, development, and engineering expenses	$34,727	$37,105	$(2,378)	(6)%
Percentage of total revenue	16%	18%
Selling, general, and administrative expenses	$83,504	$90,628	$(7,124)	(8)%
Percentage of total revenue	39%	43%
Total operating expenses	$118,231	$127,733	$(9,502)	(7)%
Percentage of total revenue	55%	61%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $2,378,000, or 6%, for the three-month period in 2025 as compared to the same period in 2024. The decrease was due to disciplined cost management, including a reduction in RD&E headcount. Foreign currency exchange rate changes also contributed to the lower RD&E expenses, as costs denominated in foreign currencies were translated into U.S. Dollars at a lower rate.

RD&E expenses as a percentage of revenue were 16% and 18% for the three-month period in 2025 and 2024, respectively. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. These percentages are impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $7,124,000, or 8%, for the three-month period in 2025 as compared to the same period in 2024. The decrease was due to disciplined cost management, including a reduction in SG&A headcount. Lower stock-based compensation expense due to higher credits resulting from the annual true-up of forfeiture rate assumptions, as well as the favorable impact of foreign currency exchange rate changes, also contributed to the decrease in SG&A expenses.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month periods ended March 30, 2025 and March 31, 2024.

	Three-months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(unaudited)
Foreign currency gain (loss)	$(2,453)	$46	$(2,499)	(5433)%
Investment income	$3,990	$3,120	$870	28%
Other income (expense)	$169	$196	$(27)	(14)%
Total non-operating income (expense)	$1,706	$3,362	$(1,656)	(49)%
The Company recorded foreign currency losses of $2,453,000 for the three-month period in 2025 and foreign currency gains of $46,000 for the three-month period in 2024. Foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income increased by $870,000, or 28%, for the three-month period due primarily to higher yields on the Company's portfolio of debt securities.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month periods ended March 30, 2025 and March 31, 2024.

	Three-months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(unaudited)
Income before income tax expense	$27,798	$17,566	$10,232	58%
Income tax expense	$4,195	$5,544	$(1,349)	(24)%
Effective income tax rate	15%	32%
The Company’s effective tax rate was 15% for the three-month period in 2025 and 32% for the three-month period in 2024. The Company recorded a net discrete tax benefit of $307,000 in 2025 and a net discrete tax expense of $3,085,000 in 2024. Excluding the impact of discrete tax items, the Company's effective tax rate was 16% in 2025 compared to 14% in 2024. The increase was due to more of the Company's profits taxed in relatively higher tax rate jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $512,757,000 as of March 30, 2025. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.

Operating Activities
Net cash provided by operating activities totaled $40,502,000 in the first quarter of 2025 compared to $13,643,000 in the same period of 2024. Disciplined cost management and a reduction in inventories primarily drove the increase in operating cash flow from the prior year. In the second quarter of 2025, the Company will make the final payment totaling $15,503,000 related to a one-time transition tax on unrepatriated foreign earnings.
Investing Activities
Net cash provided by investing activities totaled $33,087,000 for the three-month period in 2025. Investing activities included capital expenditures that totaled $2,501,000 and consisted primarily of continued investments in business systems, manufacturing equipment related to new product introductions, and building and leasehold improvements.
Financing Activities
Net cash used in financing activities totaled $118,370,000 for the three-month period in 2025.
In March 2022, the Company's Board of Directors authorized the repurchase of $500,000,000 of the Company's common stock. Under this March 2022 program, in addition to repurchases made in prior periods, the Company repurchased 3,047,000 shares at a total cost of $103,413,000 during the three-month period in 2025. This cost included $1,180,000 of buyback excise tax in accordance with the Inflation Reduction Act of 2022. As of March 30, 2025, the remaining balance of the 2022 program was $164,020,000. The Company may repurchase shares under this program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Company’s Board of Directors declared and paid cash dividends of $0.080 per share in the first quarter of 2025, totaling $13,550,000. Future dividends will be declared at the discretion of the Company's Board of Directors and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of March 30, 2025, the Company had inventory purchase commitments of $53,401,000, with the majority payable within twelve months, and lease payment obligations of $119,196,000, with $15,238,000 payable within twelve months. As of March 30, 2025, the Company had a remaining balance of $18,338,000 payable related to a one-time transition tax on unrepatriated foreign earnings arising from the Tax Cuts and Jobs Act of 2017, of which $15,503,000 will be paid in the second quarter of 2025 and the remainder was satisfied through the application of prior-year federal tax overpayments.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2024.
ITEM 4: CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of that date.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended March 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 26, 2025	593,000	$36.68	593,000	$244,498,000
January 27, 2025 - February 23, 2025	388,000	34.34	388,000	231,175,000
February 24, 2025 - March 30, 2025	2,066,000	32.51	2,066,000	164,020,000
Total	3,047,000	$33.55	3,047,000	$164,020,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

During the quarter ended March 30, 2025, the following Section 16 officer adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c):

•On March 3, 2025, Sheila DiPalma, the Executive Vice President of Employee Services of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Ms. DiPalma’s Rule 10b5-1 Trading Plan, which has a term ending on December 31, 2025, provides for the exercise of vested stock options to sell up to 4,002 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan.

During the quarter ended March 30, 2025, no 10b5-1 trading arrangements were modified or terminated, and no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

 ITEM 6. EXHIBITS

Exhibit Number
3.1
Second Amended and Restated By-laws of Cognex Corporation, effective February 19, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 20, 2025)

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

Date:	May 1, 2025	COGNEX CORPORATION

		By:	/s/ Robert J. Willett
Robert J. Willett
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Laura MacDonald
Laura MacDonald
Vice President of Finance and Principal Accounting Officer
(Principal Accounting Officer)