Form 10-Q
period 2025-06-29
COGNEX CORP
filed 2025-07-31
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2025 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of June 29, 2025, there were 167,899,010 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(unaudited)		(unaudited)
Revenue	$249,093	$239,292	$465,129	$450,089
Cost of revenue	81,217	72,693	152,930	141,553
Gross profit	167,876	166,599	312,199	308,536
Research, development, and engineering expenses	33,102	34,962	67,829	72,067
Selling, general, and administrative expenses	91,341	93,180	174,845	183,808
Operating income	43,433	38,457	69,525	52,661
Foreign currency gain (loss)	(1,503)	(181)	(3,956)	(135)
Investment income	4,040	3,116	8,030	6,236
Other income (expense)	2,092	176	2,261	372
Income before income tax expense	48,062	41,568	75,860	59,134
Income tax expense	7,551	5,356	11,746	10,900
Net income	$40,511	$36,212	$64,114	$48,234

Net income per weighted-average common and common-equivalent share:
Basic	$0.24	$0.21	$0.38	$0.28
Diluted	$0.24	$0.21	$0.38	$0.28

Weighted-average common and common-equivalent shares outstanding:
Basic	167,886	171,568	168,568	171,630
Diluted	168,563	172,733	169,553	172,699

Cash dividends per common share	$0.080	$0.075	$0.160	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(unaudited)		(unaudited)
Net income	$40,511	$36,212	$64,114	$48,234
Other comprehensive income (loss), net of tax

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $1,435 and $336 in the three-month periods, respectively, and net of tax of $2,310 and $453 in the six-month periods, respectively	1,742	1,020	4,453	1,379
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	(27)	10	(54)	8
Net change related to available-for-sale investments	1,715	1,030	4,399	1,387

Foreign currency translation adjustments:
Foreign currency translation adjustments	19,154	(10,247)	30,601	(26,403)
Net change related to foreign currency translation adjustments	19,154	(10,247)	30,601	(26,403)

Other comprehensive income (loss), net of tax	20,869	(9,217)	35,000	(25,016)
Total comprehensive income (loss)	$61,380	$26,995	$99,114	$23,218

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 29, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,311	$186,094
Current investments, allowance for credit losses of $0 in 2025 and 2024	48,892	59,956
Accounts receivable, allowance for credit losses of $620 and $827 in 2025 and 2024, respectively	183,946	143,359
Unbilled revenue	2,176	3,055
Inventories	144,577	157,527
Prepaid expenses and other current assets	66,823	63,376
Total current assets	625,725	613,367
Non-current investments, allowance for credit losses of $0 in 2025 and 2024	324,348	340,898
Property, plant, and equipment, net	93,428	98,445
Operating lease assets	77,990	67,326
Goodwill	397,389	384,937
Intangible assets, net	92,135	90,684
Deferred income taxes	387,232	392,166
Other assets	5,294	5,027
Total assets	2,003,541	1,992,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,273	$38,046
Accrued expenses	78,344	71,760
Accrued income taxes	5,483	25,685
Deferred revenue and customer deposits	53,077	25,035
Operating lease liabilities	11,260	8,854
Total current liabilities	190,437	169,380
Non-current operating lease liabilities	71,925	61,363
Deferred income taxes	209,289	217,155
Reserve for income taxes	25,742	26,365
Other liabilities	91	1,082
Total liabilities	497,484	475,345

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2025 and 2024, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2025 and 2024, respectively; issued and outstanding: 167,899 and 170,434 shares in 2025 and 2024, respectively	336	341
Additional paid-in capital	1,110,458	1,090,638
Retained earnings	433,040	499,303
Accumulated other comprehensive loss, net of tax	(37,777)	(72,777)
Total shareholders’ equity	1,506,057	1,517,505
Total liabilities and shareholders' equity	$2,003,541	$1,992,850

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	June 29, 2025	June 30, 2024
	(unaudited)
Cash flows from operating activities:
Net income	$64,114	$48,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	22,233	26,266
Depreciation of property, plant, and equipment	10,627	10,472
(Gain) loss on disposal of property, plant, and equipment	6	—
Amortization of intangible assets	5,306	5,540
Excess and obsolete inventory charges	710	1,343
Fair value adjustment on acquired inventories	—	1,224
Amortization of discounts or premiums on investments	(314)	562
Realized (gain) loss on sale of investments	(54)	8
Change in deferred income taxes	(6,193)	(7,538)
Change in operating assets and liabilities:
Accounts receivable	(38,132)	(47,784)
Unbilled revenue	901	527
Inventories	12,944	1,145
Prepaid expenses and other current assets	(2,364)	(6,590)
Accounts payable	3,575	2,786
Accrued expenses	2,340	6,234
Accrued income taxes	(20,602)	(14,305)
Deferred revenue and customer deposits	27,399	9,374
Other	631	3,908
Net cash provided by (used in) operating activities	83,127	41,406
Cash flows from investing activities:
Purchases of investments	(214,754)	(269,860)
Maturities and sales of investments	248,570	266,090
Purchases of property, plant, and equipment	(4,695)	(8,571)
Net payments related to business acquisitions	—	(1,444)
Net cash provided by (used in) investing activities	29,121	(13,785)
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(2,412)	(1,871)
Repurchase of common stock	(102,233)	(19,879)
Payment of dividends	(26,981)	(25,756)
Net cash provided by (used in) financing activities	(131,626)	(47,506)
Effect of foreign exchange rate changes on cash and cash equivalents	12,595	(6,144)
Net change in cash and cash equivalents	(6,783)	(26,029)
Cash and cash equivalents at beginning of period	186,094	202,655
Cash and cash equivalents at end of period	$179,311	$176,626

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except unit and per unit data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of March 30, 2025	167,865	$336	$1,097,989	$405,949	$(58,646)	$1,445,628
Net issuance of common stock under stock plans	34	—	175	—	—	175
Excise tax on repurchase of common stock	—	—	—	11	—	11
Stock-based compensation expense	—	—	12,294	—	—	12,294
Payment of dividends ($0.080 per common share)	—	—	—	(13,431)	—	(13,431)
Net income	—	—	—	40,511	—	40,511
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,435	—	—	—	—	1,742	1,742
Reclassification of net realized (gain) loss on the sale of available-for-sale investments					(27)	(27)
Foreign currency translation adjustment	—	—	—	—	19,154	19,154
Balance as of June 29, 2025 (unaudited)	167,899	$336	$1,110,458	$433,040	$(37,777)	$1,506,057

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of March 31, 2024	171,662	$343	$1,047,643	$502,338	$(61,135)	$1,489,189
Net issuance of common stock under stock plans	81	—	990	—	—	990
Repurchase of common stock	(242)	—	—	(10,540)	—	(10,540)
Stock-based compensation expense	—	—	12,964	—	—	12,964
Payment of dividends ($0.075 per common share)	—	—	—	(12,868)	—	(12,868)
Net income	—	—	—	36,212	—	36,212
Net unrealized gain (loss) on available-for-sale investments, net of tax of $336	—	—	—	—	1,020	1,020
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	(10,247)	(10,247)
Balance as of June 30, 2024 (unaudited)	171,501	$343	$1,061,597	$515,142	$(70,352)	$1,506,730

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except unit and per unit data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	512	1	(2,413)	—	—	(2,412)
Repurchase of common stock	(3,047)	(6)	—	(102,227)	—	(102,233)
Excise tax on repurchase of common stock	—	—	—	(1,169)	—	(1,169)
Stock-based compensation expense	—	—	22,233	—	—	22,233
Payment of dividends ($0.160 per common share)	—	—	—	(26,981)	—	(26,981)
Net income	—	—	—	64,114	—	64,114
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,310	—	—	—	—	4,453	4,453
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(54)	(54)
Foreign currency translation adjustment	—	—	—	—	30,601	30,601
Balance as of June 29, 2025 (unaudited)	167,899	$336	$1,110,458	$433,040	$(37,777)	$1,506,057

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	171,599	$343	$1,037,202	$512,543	$(45,336)	$1,504,752
Net issuance of common stock under stock plans	375	—	(1,871)	—	—	(1,871)
Repurchase of common stock	(473)	—	—	(19,879)	—	(19,879)
Stock-based compensation expense	—	—	26,266	—	—	26,266
Payment of dividends ($0.150 per common share)	—	—	—	(25,756)	—	(25,756)
Net income	—	—	—	48,234	—	48,234
Net unrealized gain (loss) on available-for-sale investments, net of tax of $453	—	—	—	—	1,379	1,379
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	(26,403)	(26,403)
Balance as of June 30, 2024 (unaudited)	171,501	$343	$1,061,597	$515,142	$(70,352)	$1,506,730

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Reference should be made to the consolidated financial statements and related notes included in Cognex Corporation's ("Cognex" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2024 for a full description of other significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of June 29, 2025, and the results of its operations for the three-month and six-month periods ended June 29, 2025 and June 30, 2024, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and six-month periods ended June 29, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. This ASU mandates disclosures in the notes to financial statements detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. For public business entities, this ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption will result in disclosure changes only.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3: Financial Instruments
Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments as of June 29, 2025 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$151,362	$—	$—	$151,362	$151,362	$—	$—
Money market instruments	Level 1	656	—	—	656	656	—	—
Certificates of deposit	Level 2	25,293	—	—	25,293	25,293	—	—
Treasury bills	Level 2	2,000	—	—	2,000	2,000	—	—
Corporate bonds	Level 2	334,656	2,292	(1,023)	335,925	—	47,809	288,115
Treasury notes	Level 2	31,408	98	(23)	31,483	—	—	31,484
Asset-backed securities	Level 2	5,245	—	(409)	4,836	—	87	4,749
Sovereign bonds	Level 2	1,001	—	(5)	996	—	996	—
Total		$551,621	$2,390	$(1,460)	$552,551	$179,311	$48,892	$324,348
The following table summarizes the Company’s cash, cash equivalents, and investments as of December 31, 2024 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$170,852	$—	$—	$170,852	$170,852	$—	$—
Money market instruments	Level 1	15,242	—	—	15,242	15,242	—	—
Corporate bonds	Level 2	344,804	411	(4,299)	340,916	—	55,742	285,174
Treasury notes	Level 2	46,071	2	(439)	45,634	—	2,487	43,147
Asset-backed securities	Level 2	13,870	—	(556)	13,314	—	737	12,577
Sovereign bonds	Level 2	1,013	—	(23)	990	—	990	—
Total		$591,852	$413	$(5,317)	$586,948	$186,094	$59,956	$340,898
The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets, and are therefore classified as Level 1.
The Company’s debt securities are reported at fair value based on model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial instruments, and in doing so, considers valuations provided by a large, third-party pricing service. This service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $3,926,000 and $4,144,000 as of June 29, 2025 and December 31, 2024, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized Gains (Losses) on Debt Securities
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month and six-month periods ended June 29, 2025 and June 30, 2024 (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Gross realized gains	$30	$6	$57	$8
Gross realized losses	(3)	(16)	(3)	(16)
Net realized gains (losses)	$27	$(10)	$54	$(8)
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
Unrealized Losses on Debt Securities
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of June 29, 2025 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$54,076	$(282)	$52,136	$(741)	$106,212	$(1,023)
Treasury notes	9,708	(23)	—	—	9,708	(23)
Asset-backed securities	—	—	4,836	(409)	4,836	(409)
Sovereign bonds	—	—	996	(5)	996	(5)
	$63,784	$(305)	$57,968	$(1,155)	$121,752	$(1,460)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of June 29, 2025 or December 31, 2024. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Securities Maturities
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of June 29, 2025 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$47,809	$74,948	$106,924	$71,479	$34,765	$—	$335,925
Treasury notes	—	15,163	16,320	—	—	—	31,483
Asset-backed securities	87	—	—	1,774	—	2,975	4,836
Sovereign bonds	996	—	—	—	—	—	996
	$48,892	$90,111	$123,244	$73,253	$34,765	$2,975	$373,240
Derivative Instruments
The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company enters into economic hedges utilizing foreign currency forward contracts with maturities that do not exceed twelve months to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment.
The Company had the following outstanding forward contracts (in thousands):

	June 29, 2025		December 31, 2024
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	38,000	$29,317	40,000	$29,457
Chinese Renminbi	70,000	9,780	95,000	12,990
Mexican Peso	150,000	7,939	220,000	10,701
Hungarian Forint	2,500,000	7,344	2,360,000	5,951
Indian Rupee	500,000	5,844	—	—
British Pound	4,000	5,486	3,200	4,008
Korean Won	7,000,000	5,155	—	—
Japanese Yen	300,000	2,080	2,000,000	12,789
Euro	—	—	25,000	26,029
Swiss Franc	—	—	2,200	2,432
Canadian Dollar	—	—	2,000	1,390

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Balance Sheet Location	Fair Value Level	June 29, 2025	December 31, 2024	Balance Sheet Location	Fair Value Level	June 29, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$1,065	$689	Accrued expenses	Level 2	$766	$757
Activity:
Gross amounts recognized			$1,065	$689			$766	$757
Gross amounts offset			—	—			—	—
Net amounts presented on the Consolidated Balance Sheets			$1,065	$689			$766	$757
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
Information regarding the effect of derivative instruments on the Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Location	Three-months Ended		Six-months Ended
		June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(420)	$876	$(967)	$631
Activities related to derivative instruments are reflected within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	June 29, 2025	December 31, 2024
Raw materials	$78,836	$86,917
Work-in-process	6,441	5,544
Finished goods	59,300	65,066
	$144,577	$157,527

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its business. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of June 29, 2025, there were no options to terminate and twenty options to extend that were accounted for in the determination of the applicable lease term for the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of June 29, 2025. The Company did not have any leases that had not yet commenced but that created significant rights and/or obligations as of June 29, 2025.
The components of lease expense were as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease expense	$3,521	$3,474	$6,992	$7,037
Short-term lease expense (1)	211	$57	420	$139
(1) Leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability
Supplemental balance sheet information related to leases was as follows:

	June 29, 2025	December 31, 2024
Weighted average remaining lease term	9.3 years	9.9 years
Weighted average discount rate	6.3%	5.9%
Supplemental cash flow information related to leases was as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,412	$3,406	$6,834	$6,614
Maturities of lease liabilities as of June 29, 2025 were as follows (in thousands):

Amount
Remainder of fiscal 2025	$8,317
2026	15,043
2027	13,361
2028	11,859
2029	9,858
2030	8,816
Thereafter	42,857
Total undiscounted lease payments	$110,111
Less: imputed interest	26,926
Total operating lease liabilities	$83,185

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company leases a building in Singapore that serves as a distribution center for customers in Asia. The lease contains two components: an 88,000 square-foot premises that had a commencement date in June of 2023 and a second 27,000 square-foot premises that does not commence until the fourth quarter of 2025. Accordingly, the second component of the lease has not yet been recorded on the Consolidated Balance Sheets, nor has it created any significant rights and obligations as of June 29, 2025. This second lease component has an original term of eight years and the Company has the right and option to extend this term by an additional five years, commencing upon the expiration of the original term. Undiscounted lease payment obligations associated with this lease component total $14,084,000, $172,000 of which is payable in the remainder of 2025 and which reflects the estimated extension period of five years. Undiscounted lease payment obligations related to this lease component are not included in the lease liability maturity table above as the lease component has not yet commenced.
The Company has entered into a lease for a 6,500 square-foot building in Aachen, Germany for a term of ten years. The lease had a commencement date in June of 2025, and therefore, was recorded on the Consolidated Balance Sheet as of June 29, 2025. The Company has the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original term. Undiscounted lease payment obligations associated with this lease are included in the lease liability maturity table above and total $9,742,000, $464,000 of which is payable in the remainder of 2025.
NOTE 6: Goodwill and Intangible Assets
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2024	$384,937
Foreign exchange rate changes	12,452
Balance as of June 29, 2025	$397,389
Amortized intangible assets as of June 29, 2025 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$72,881	$(13,151)	$59,730
Completed technologies	60,916	(28,904)	32,012
Trademarks	883	(515)	368
Non-compete agreements	340	(315)	25
Balance as of June 29, 2025	$135,020	$(42,885)	$92,135
Amortized intangible assets as of December 31, 2024 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$67,781	$(10,229)	$57,552
Completed technologies	58,373	(25,766)	32,607
Trademarks	810	(337)	473
Non-compete agreements	340	(288)	52
Balance as of December 31, 2024	$127,304	$(36,620)	$90,684

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future amortization expense related to intangible assets as of June 29, 2025 is as follows (in thousands):

Amount
Remainder of fiscal 2025	$5,338
2026	10,415
2027	9,473
2028	8,743
2029	8,743
2030	8,200
Thereafter	41,223
$92,135
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2024	$5,140
Provisions for warranties issued during the period	2,401
Fulfillment of warranty obligations	(1,640)
Foreign exchange rate changes	17
Balance as of June 29, 2025	$5,918
NOTE 8: Commitments and Contingencies
As of June 29, 2025, the Company had outstanding purchase orders totaling $50,682,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of June 29, 2025, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9: Stockholders' Equity
Stock Repurchase Program
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 473,000 shares at a total cost of $19,879,000 during the six-month period ended June 30, 2024 and 3,047,000 shares at a total cost of $102,233,000 during the six-month period ended June 29, 2025, leaving a remaining balance of $164,020,000 as of June 29, 2025. The Company may repurchase shares under the Program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Stock-Based Compensation Expense
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs").
The following table summarizes the number of stock-based awards granted by the Company and the weighted-average grant-date fair value per unit for the three-month and six-month periods ended June 29, 2025 and June 30, 2024:

	Three-months Ended				Six-months Ended
	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value
Stock options	279	$10.75	97	$18.46	1,639	$12.05	1,620	$14.89
Restricted stock units	11	$28.51	32	$43.97	1,259	$32.31	797	$39.03
Performance restricted stock units	—	$—	—	$—	184	$32.14	55	$39.05
	290		129		3,082		2,472
During the first quarter of 2025, the Company granted PRSUs that vest upon the achievement of (1) a service condition of three years of continuous employment and (2) a performance condition established by the Compensation Committee of the Board as of the grant date. The number of shares earned could range between 0% and 120% based on achievement of the performance condition, which includes certain financial targets over the three-year measurement period. The fair value of these PRSUs is calculated based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes. During the three-month and six-month periods ended June 29, 2025, the Company recorded $344,000 and $496,000 in compensation expense based on the probable three-year financial target outcome for the PRSUs granted during the first quarter of 2025.
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
As of June 29, 2025, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $69,681,000, which is expected to be recognized over a weighted-average period of 1.9 years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenue	$537	$413	$1,205	$1,018
Research, development, and engineering	3,443	3,540	8,139	7,929
Selling, general, and administrative	8,314	9,011	12,889	17,319
Total stock-based compensation expense	$12,294	$12,964	$22,233	$26,266
No compensation expense was capitalized as of June 29, 2025 or December 31, 2024.
NOTE 10: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Americas	$92,137	$85,162	$191,867	$168,297
Europe	66,623	57,151	115,833	109,505
Greater China	45,025	54,410	71,815	84,459
Other Asia	45,308	42,569	85,614	87,828
	$249,093	$239,292	$465,129	$450,089

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Standard products and services	$216,035	$200,856	$420,545	$388,488
Application-specific customer solutions	33,058	38,436	44,584	61,601
	$249,093	$239,292	$465,129	$450,089
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $14,133,000 and $10,705,000 as of June 29, 2025 and December 31, 2024, respectively.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allowance for credit losses activity for the six-month period ended June 29, 2025 (in thousands):

Balance as of December 31, 2024	$827
Increases to the allowance for credit losses	80
Write-offs, net of recoveries	(267)
Foreign exchange rate changes	(20)
Balance as of June 29, 2025	$620
The following table summarizes the deferred revenue and customer deposits activity for the six-month period ended June 29, 2025 (in thousands):

Balance as of December 31, 2024	$25,035
Deferral of revenue billed in the current period, net of recognition	40,837
Recognition of revenue deferred in prior period	(13,450)
Foreign exchange rate changes	655
Balance as of June 29, 2025	$53,077
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11: Income Taxes
The Company's effective tax rate was 16% and 15% for the three-month and six-month periods ended June 29, 2025, respectively, and 13% and 18% for the three-month and six-month periods ended June 30, 2024, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.7% in Japan, and 21% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month and six-month periods ended June 29, 2025 and June 30, 2024.
The Company recorded a net discrete tax benefit totaling $211,000 and $518,000 for the three-month and six-month periods ended June 29, 2025, respectively, and a net discrete tax benefit totaling $463,000 and a net discrete tax expense totaling $2,622,000 for the three-month and six-month periods ended June 30, 2024, respectively.
Discrete tax items for the six-month period ended June 29, 2025 included (1) an increase in tax expense of $2,668,000 related to stock-based compensation; (2) an increase in tax expense of $884,000 for interest expense related to tax reserves; (3) an increase in tax expense of $669,000 related to taxability of payroll tax credit refunds received during the year; (4) a decrease in tax expense of $2,393,000 for release of tax reserves related to statute of limitation lapse; (5) a net decrease in tax expense of $2,013,000 related to an adjustment to the Company's deferred tax position; and (6) a net decrease in tax expense of $333,000 related to return-to-provision adjustments.
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
The Company’s reserve for income taxes, including gross interest and penalties, was $28,109,000 as of June 29, 2025, of which $25,742,000 was classified as a non-current liability and $2,367,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2021 through 2024 remain open to examination by the Internal Revenue Service, and 2020 through 2024 remain open to examination by various state tax authorities. The tax years 2013 through 2024 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.
On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA modifies certain international tax provisions such as the tax on Global Intangible Low Taxed Income ("GILTI") and renames GILTI as Net CFC Tested Income ("NCTI"). The Company records NCTI taxes on a deferred basis. The Company is in the early stages of evaluating the impact of U.S. tax law changes introduced by OBBBA on our consolidated financial statements and disclosures. As of the date of this filing, we expect OBBBA to materially increase our deferred tax liability and income tax expense in the third quarter of 2025, while also providing a cash tax benefit estimated between $12 million and $15 million for the full year. A full quantitative estimate of all specific financial impacts cannot be reasonably determined at this time due to the complexity of the changes in OBBBA and the need for further analysis.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12: Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the three-month and six-month periods ended June 29, 2025 and June 30, 2024 (in thousands, except per share amounts):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	40,511	36,212	$64,114	$48,234
Basic weighted-average common shares outstanding	167,886	171,568	168,568	171,630
Effect of dilutive stock-based awards	677	1,165	985	1,069
Diluted weighted-average common shares outstanding	168,563	172,733	169,553	172,699
Earnings per share
Basic	0.24	0.21	0.38	0.28
Diluted	0.24	0.21	0.38	0.28
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding for the three-month and six-month periods ended June 29, 2025 and June 30, 2024 (in thousands):

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Stock options	10,418	8,325	10,095	8,415
Restricted stock units	15	1	—	9
Performance restricted stock units	184	—	—	—
Total weighted average anti-dilutive stock-based awards outstanding	10,617	8,326	10,095	8,424
NOTE 13: Segment Information
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

	Three-months Ended		Six-months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$249,093	$239,292	$465,129	$450,089
Less:
Cost of revenue (1)	81,217	72,693	152,930	141,553
Gross profit	167,876	166,599	312,199	308,536
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	19,557	20,337	37,831	40,054
Incentive compensation (2)	2,368	1,801	3,439	2,785
Stock-based compensation	3,443	3,540	8,139	7,929
Depreciation and amortization	737	795	1,492	1,618
Other segment expenses (3)	6,997	8,489	16,928	19,681
Total research, development, and engineering expenses	33,102	34,962	67,829	72,067
Selling, general, and administrative expenses
Salaries and fringe benefits	44,440	45,212	86,635	89,894
Incentive compensation (2)	13,858	12,006	24,740	23,066
Stock-based compensation	8,314	9,011	12,889	17,319
Depreciation and amortization	4,118	4,137	8,279	8,256
Other segment expenses (3)	20,611	22,814	42,302	45,273
Total selling, general, and administrative expenses	91,341	93,180	174,845	183,808
Operating income	43,433	38,457	69,525	52,661
Foreign currency gain (loss)	(1,503)	(181)	(3,956)	(135)
Investment income	4,040	3,116	8,030	6,236
Other income (expense)	2,092	176	2,261	372
Income before income tax expense	48,062	41,568	75,860	59,134
Income tax expense	7,551	5,356	11,746	10,900
Net income	$40,511	$36,212	$64,114	$48,234
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $3,144,000 and $6,162,000 for the three-month and six-month periods ended June 29, 2025, respectively, and $2,988,000 and $6,138,000 for the three-month and six-month periods ended June 30, 2024, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, and rent, among other less significant expenses.
Segment assets amounted to $2,003,541 and $1,992,850 as of June 29, 2025 and December 31, 2024, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Subsequent Events
On July 30, 2025, the Board declared a cash dividend of $0.08 per share. The dividend is payable on August 28, 2025 to all shareholders of record as of the close of business on August 14, 2025.
In July 2025, the Company entered into a commercial partnership with a strategic channel partner (the “Partner”) to better serve Original Equipment Manufacturer (OEM) customers in the specialized field of medical lab automation. Through 2030, the Partner has exclusive rights to sell machine vision hardware into these applications in combination with licensed Company software, in exchange for annual minimum license fees paid to the Company. The Company expects to recognize the minimum license fees as revenue in the third quarter of 2025, at the point in time when the Partner receives access to the software. Although the license revenue will be recognized upfront, payments are expected to be received over the duration of the partnership, resulting in unbilled revenue. Also in the third quarter of 2025, the Company will transfer related inventories at cost to the Partner. As a result of the upfront recognition of the license revenue and transfer of inventories, the Company expects a one-time benefit ranging from $8 million to $14 million of revenue in the third quarter of 2025.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by Cognex Corporation ("Cognex", "we", "us", "our", or the "Company") from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” "potential," “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” "opportunity," "goal" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities, new product offerings, innovation and product development activities, customer acceptance of our products, commercial partnerships, capital expenditures, cost management activities, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses, changes in tax legislation, and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees, effectively plan for succession including managing the change of our Chief Executive Officer, all while maintaining our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars involving Ukraine and Israel; (6) the challenges in integrating and achieving expected results from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) information security breaches and other cybersecurity threats; (9) the failure to comply with laws or regulations relating to data privacy or data protection; (10) the inability to protect our proprietary technology and intellectual property; (11) the failure to manufacture and deliver products in a timely manner; (12) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (13) the inability to design and manufacture high-quality products; (14) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (15) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (16) potential impairment charges with respect to our investments or acquired intangible assets; (17) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (18) fluctuations in foreign currency exchange rates and the use of derivative instruments; (19) unfavorable global economic conditions, including, without limitation, increases in interest rates, elevated inflation rates, and recession risks; (20) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (21) stock price volatility; and (22) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
Executive Overview
Cognex invents and commercializes technologies that address some of the most critical manufacturing and distribution challenges. We are a leading global provider of machine vision products and solutions that seek to improve efficiency and quality in a wide range of businesses across attractive industrial end markets. In addition to product revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
Machine vision is used in a variety of industries where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision. This results in a broad base of potential customers across a variety of industries, including logistics, automotive, consumer electronics, semiconductor, and packaging.

Revenue for the second quarter of 2025 totaled $249,093,000, representing an increase of 4% over the second quarter of 2024 primarily due to strong growth in logistics and improved trends in broader factory automation markets, partially offset by continued weakness in the automotive industry. Gross margin as a percentage of revenue was 67% for the second quarter of 2025 as compared to 70% for the second quarter of 2024, primarily due to less favorable industry mix. Operating expenses for the second quarter of 2025 decreased 3% from the second quarter of 2024, principally due to disciplined cost management.
Operating income increased to 17% of revenue for the second quarter of 2025 as compared to 16% of revenue for the second quarter of 2024 due to revenue growth and lower operating expenses. Net income increased to 16% of revenue, or $0.24 per diluted share, for the second quarter of 2025, as compared to 15% of revenue, or $0.21 per diluted share, for the second quarter of 2024.
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
Revenue
Revenue increased by $9,801,000, or 4%, for the three-month period and increased $15,040,000, or 3%, for the six-month period as compared to the same periods in 2024. Strong growth in logistics and improved trends in broader factory automation markets was partially offset by continued weakness in the automotive industry. Although not material to total revenue or any geographic trend, revenue from customers in the semiconductor industry declined modestly for the three-month period but still showed growth for the six-month period.
The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024.

	Three-months Ended				Six-months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$92,137	$85,162	$6,975	8%	$191,867	$168,297	$23,570	14%
Percentage of total revenue	37%	36%			41%	37%
Europe	$66,623	$57,151	$9,472	17%	$115,833	$109,505	$6,328	6%
Percentage of total revenue	27%	24%			25%	24%
Greater China	$45,025	$54,410	$(9,385)	(17)%	$71,815	$84,459	$(12,644)	(15)%
Percentage of total revenue	18%	23%			15%	19%
Other Asia	$45,308	$42,569	$2,739	6%	$85,614	$87,828	$(2,214)	(3)%
Percentage of total revenue	18%	18%			18%	20%
Total revenue	$249,093	$239,292	$9,801	4%	$465,129	$450,089	$15,040	3%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 8% for the three-month period and increased by 14% for the six-month period as compared to the same periods in 2024. Strong growth in logistics and improved trends in the consumer electronics and packaging industries was partially offset by continued weakness in the automotive industry.
•Revenue from customers based in Europe increased by 17% for the three-month period and increased by 6% for the six-month period as compared to the same periods in 2024. The increase was due primarily to procurement changes made by consumer electronics customers to shift their purchases from entities based in China to Europe. Improved trends in the packaging industry also contributed to the increase in revenue. These increases were largely offset by weakness in the automotive industry for the six-month period.
•Revenue from customers based in Greater China decreased by 17% for the three-month period and decreased by 15% for the six-month period as compared to the same periods in 2024. The decrease was primarily due to the procurement change in Europe mentioned above, as well as shifts in business from consumer electronics customers from China to the Other Asia region. Outside of the procurement change, revenue from the Greater China region decreased slightly over the same periods in the prior year.
•Revenue from customers based in other countries in Asia increased by 6% for the three-month period and decreased by 3% for the six-month period as compared to the same periods in 2024. Other Asia regions benefited from the shift in consumer electronics business out of China noted above, offset by continued weakness in the automotive industry.
Gross Profit
The following table sets forth our gross profit (in thousands) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024.

	Three-months Ended				Six-months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Gross profit	$167,876	$166,599	$1,277	1%	$312,199	$308,536	$3,663	1%
Percentage of total revenue	67%	70%			67%	69%
Gross margin was 67% for both the three-month and six-month periods in 2025 as compared to 70% and 69% for the same periods in 2024, respectively. The decrease was primarily due to less favorable industry mix, and, to a lesser extent, the impact from tariffs.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024.

	Three-months Ended				Six-months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$33,102	$34,962	$(1,860)	(5)%	$67,829	$72,067	$(4,238)	(6)%
Percentage of total revenue	13%	15%			15%	16%
Selling, general, and administrative expenses	$91,341	$93,180	$(1,839)	(2)%	$174,845	$183,808	$(8,963)	(5)%
Percentage of total revenue	37%	39%			38%	41%
Total operating expenses	$124,443	$128,142	$(3,699)	(3)%	$242,674	$255,875	$(13,201)	(5)%
Percentage of total revenue	50%	54%			52%	57%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses decreased by $1,860,000, or 5%, for the three-month period and decreased by $4,238,000, or 6%, for the six-month period as compared to the same periods in 2024. The decrease was primarily due to disciplined cost management, including a reduction in RD&E headcount.
RD&E expenses as a percentage of revenue were 13% and 15% for the three-month and six-month periods in 2025, respectively, as compared to 15% and 16% for the same periods in 2024, respectively. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate the time to market for new products to be critical to our revenue growth and competitive position. These percentages are impacted by revenue levels and investment cycles.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses decreased by $1,839,000, or 2%, and $8,963,000, or 5%, respectively, for the three-month and six-month periods in 2025 as compared to the same periods in 2024. The decrease was due to disciplined cost management, including a reduction in SG&A headcount. Lower stock-based compensation expense due to higher credits resulting from the annual true-up of forfeiture rate assumptions in the first quarter also contributed to the decrease in SG&A expenses for the six-month period. These decreases were partially offset by higher incentive compensation accruals.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024.

	Three-months Ended				Six-months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$(1,503)	$(181)	$(1,322)	730%	$(3,956)	$(135)	$(3,821)	2830%
Investment income	$4,040	$3,116	$924	30%	$8,030	$6,236	$1,794	29%
Other income (expense)	$2,092	$176	$1,916	1089%	$2,261	$372	$1,889	508%
Total non-operating income (expense)	$4,629	$3,111	$1,518	49%	$6,335	$6,473	$(138)	(2)%
The Company recorded foreign currency losses of $1,503,000 and $3,956,000 for the three-month and six-month periods in 2025, respectively, and $181,000 and $135,000 for the same periods in 2024, respectively. Foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income increased by $924,000, or 30%, for the three-month period and increased by $1,794,000, or 29%, for the six-month period as compared to the same periods in 2024 due primarily to higher yields on the Company's portfolio of debt securities.
Other income for the second quarter of 2025 included a one-time Employee Retention Credit from the U.S. Internal Revenue Service to refund payroll taxes paid during the COVID-19 pandemic.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024.

	Three-months Ended				Six-months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$48,062	$41,568	$6,494	16%	$75,860	$59,134	$16,726	28%
Income tax expense	$7,551	$5,356	$2,195	41%	$11,746	$10,900	$846	8%
Effective income tax rate	16%	13%			15%	18%
The Company’s effective tax rate was 16% and 15% for the three-month and six-month periods in 2025, respectively, and 13% and 18% for the same periods in 2024, respectively. The Company recorded net discrete tax benefits of $211,000 and $518,000 for the three-month and six-month periods in 2025, respectively, compared to a net discrete tax benefit of $463,000 for the three-month period in 2024 and a net discrete tax expense of $2,622,000 for the six-month period in 2024. Excluding the impact of discrete tax items, the Company's effective tax rate was 16% for both the three-month and six-month periods in 2025 compared to 14% for the same periods in 2024. The increase was due to more of the Company's profits taxed in relatively higher tax rate jurisdictions.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA modifies certain international tax provisions such as the tax on Global Intangible Low Taxed Income ("GILTI") and renames GILTI as Net CFC Tested Income ("NCTI"). The Company records NCTI taxes on a deferred basis. The Company is in the early stages of evaluating the impact of U.S. tax law changes introduced by OBBBA on our consolidated financial statements and disclosures. As of the date of this filing, we expect OBBBA to materially increase our deferred tax liability and income tax expense in the third quarter of 2025, while also providing a cash tax benefit estimated between $12 million and $15 million for the full year. A full quantitative estimate of all specific financial impacts cannot be reasonably determined at this time due to the complexity of the changes in OBBBA and the need for further analysis.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $552,551,000 as of June 29, 2025. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.

Operating Activities
Net cash provided by operating activities totaled $83,127,000 for the six-month period in 2025 as compared to $41,406,000 in the same period of 2024. Disciplined cost management and a reduction in inventories primarily drove the increase in operating cash flow from the prior year. In the second quarter of 2025, the Company made the final payment totaling $15,503,000 related to a one-time transition tax on unrepatriated foreign earnings arising from the Tax Cuts and Jobs Act of 2017.
Investing Activities
Net cash provided by investing activities totaled $29,121,000 for the six-month period in 2025. Investing activities included capital expenditures that totaled $4,695,000 and consisted primarily of continued investments in business systems, manufacturing equipment related to new product introductions, and building and leasehold improvements.
Financing Activities
Net cash used in financing activities totaled $131,626,000 for the six-month period in 2025.
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 3,047,000 shares at a total cost of $102,233,000 during the six-month period in 2025. As of June 29, 2025, the remaining balance of the Program was $164,020,000. The Company may repurchase shares under the Program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Board declared and paid cash dividends of $0.08 per share for the first and second quarters of 2025, totaling $26,981,000. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of June 29, 2025, the Company had inventory purchase commitments of $50,682,000, with the majority payable within twelve months, and lease payment obligations of $124,195,000, with $16,653,000 payable within twelve months.
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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 29, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended June 29, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2025 - April 27, 2025	—	$—	—	$164,020,000
April 28, 2025 - May 25, 2025	—	—	—	164,020,000
May 26, 2025 - June 29, 2025	—	—	—	164,020,000
Total	—	$—	—	$164,020,000
(1) In March 2022, the Company's Board of Directors authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Purchases under the Program commenced in March 2022. The Company may repurchase shares under the Program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

During the quarter ended June 29, 2025, the following executive officer and director adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c):

•On May 6, 2025, Robert Willett, the then-Chief Executive Officer of the Company and a director of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Mr. Willett’s Rule 10b5-1 Trading Plan, which has a term ending on August 4, 2026, provides for the exercise of vested stock options to sell up to 1,161,076 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan.

During the quarter ended June 29, 2025, no 10b5-1 trading arrangements were modified or terminated, and no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

 ITEM 6. EXHIBITS

Exhibit Number
10.1 +	Transition Agreement, effective as of April 30, 2025, by and between Cognex Corporation and Robert Willett*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2025	COGNEX CORPORATION

		By:	/s/ Matthew Moschner
Matthew Moschner
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Laura MacDonald
Laura MacDonald
Vice President of Finance and Principal Accounting Officer
(Principal Accounting Officer)