Form 10-Q
period 2025-09-28
COGNEX CORP
filed 2025-10-30
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2025 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of October 26, 2025 there were 167,598,049 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(unaudited)		(unaudited)
Revenue	$276,892	$234,742	$742,021	$684,831
Cost of revenue	89,602	75,343	242,532	216,896
Gross profit	187,290	159,399	499,489	467,935
Research, development, and engineering expenses	35,081	35,210	102,910	107,277
Selling, general, and administrative expenses	94,444	92,625	269,289	276,433
Operating income	57,765	31,564	127,290	84,225
Foreign currency gain (loss)	840	1,221	(3,116)	1,086
Investment income	4,197	3,561	12,227	9,797
Other income (expense)	61	209	2,322	581
Income before income tax expense	62,863	36,555	138,723	95,689
Income tax expense	45,199	6,964	56,945	17,864
Net income	$17,664	$29,591	$81,778	$77,825

Net income per weighted-average common and common-equivalent share:
Basic	$0.11	$0.17	$0.49	$0.45
Diluted	$0.10	$0.17	$0.48	$0.45

Weighted-average common and common-equivalent shares outstanding:
Basic	167,840	171,519	168,324	171,588
Diluted	169,323	172,753	169,507	172,733

Cash dividends per common share	$0.080	$0.075	$0.240	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(unaudited)		(unaudited)
Net income	$17,664	$29,591	$81,778	$77,825
Other comprehensive income (loss), net of tax

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $232 and $2,040 in the three-month periods, respectively, and net of tax of $1,667 and $2,493 in the nine-month periods, respectively	805	6,252	5,258	7,631
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	(96)	—	(150)	8
Net change related to available-for-sale investments	709	6,252	5,108	7,639

Foreign currency translation adjustments:
Foreign currency translation adjustments	(9,112)	26,511	21,489	108
Net change related to foreign currency translation adjustments	(9,112)	26,511	21,489	108

Other comprehensive income (loss), net of tax	(8,403)	32,763	26,597	7,747
Total comprehensive income (loss)	$9,261	$62,354	$108,375	$85,572

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 28, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,898	$186,094
Current investments, allowance for credit losses of $0 in 2025 and 2024	54,368	59,956
Accounts receivable, allowance for credit losses of $732 and $827 in 2025 and 2024, respectively	154,612	143,359
Unbilled revenue	16,909	3,055
Inventories	143,679	157,527
Prepaid expenses and other current assets	55,453	63,376
Total current assets	670,919	613,367
Non-current investments, allowance for credit losses of $0 in 2025 and 2024	300,078	340,898
Property, plant, and equipment, net	89,868	98,445
Operating lease assets	74,182	67,326
Goodwill	392,084	384,937
Intangible assets, net	86,751	90,684
Deferred income taxes	383,611	392,166
Other assets	5,257	5,027
Total assets	2,002,750	1,992,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,480	$38,046
Accrued expenses	86,708	71,760
Accrued income taxes	2,705	25,685
Deferred revenue and customer deposits	23,767	25,035
Operating lease liabilities	10,613	8,854
Total current liabilities	169,273	169,380
Non-current operating lease liabilities	68,312	61,363
Deferred income taxes	249,082	217,155
Reserve for income taxes	26,359	26,365
Other liabilities	88	1,082
Total liabilities	513,114	475,345

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2025 and 2024, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2025 and 2024, respectively; issued and outstanding: 167,549 and 170,434 shares in 2025 and 2024, respectively	335	341
Additional paid-in capital	1,123,134	1,090,638
Retained earnings	412,347	499,303
Accumulated other comprehensive loss, net of tax	(46,180)	(72,777)
Total shareholders’ equity	1,489,636	1,517,505
Total liabilities and shareholders' equity	$2,002,750	$1,992,850

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	September 28, 2025	September 29, 2024
	(unaudited)
Cash flows from operating activities:
Net income	$81,778	$77,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	34,649	39,367
Depreciation of property, plant, and equipment	15,521	15,904
(Gain) loss on disposal of property, plant, and equipment	6	—
Amortization of intangible assets	7,945	8,926
Excess and obsolete inventory charges	2,582	1,968
Fair value adjustment on acquired inventories	—	1,224
Amortization of discounts or premiums on investments	(439)	437
Realized (gain) loss on sale of investments	(150)	8
Change in deferred income taxes	37,741	(13,440)
Change in operating assets and liabilities:
Accounts receivable	(9,414)	(43,669)
Unbilled revenue	(13,816)	298
Inventories	11,878	3,424
Prepaid expenses and other current assets	8,855	(1,420)
Accounts payable	6,927	9,567
Accrued expenses	10,529	5,342
Accrued income taxes	(23,238)	(11,060)
Deferred revenue and customer deposits	(1,500)	(1,703)
Other	758	4,679
Net cash provided by (used in) operating activities	170,612	97,677
Cash flows from investing activities:
Purchases of investments	(249,471)	(649,020)
Maturities and sales of investments	303,242	622,240
Purchases of property, plant, and equipment	(6,147)	(12,970)
Net payments related to business acquisitions	—	(1,444)
Net cash provided by (used in) investing activities	47,624	(41,194)
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(2,152)	(205)
Repurchase of common stock	(126,233)	(23,841)
Payment of excise tax on prior year common stock repurchases	(388)	—
Payment of dividends	(40,424)	(38,619)
Net cash provided by (used in) financing activities	(169,197)	(62,665)
Effect of foreign exchange rate changes on cash and cash equivalents	10,765	602
Net change in cash and cash equivalents	59,804	(5,580)
Cash and cash equivalents at beginning of period	186,094	202,655
Cash and cash equivalents at end of period	$245,898	$197,075

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except unit and per unit data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 29, 2025	167,899	$336	$1,110,458	$433,040	$(37,777)	$1,506,057
Net issuance of common stock under stock plans	197	—	260	—	—	260
Repurchase of common stock	(547)	(1)	—	(23,999)	—	(24,000)
Excise tax on repurchase of common stock	—	—	—	(915)	—	(915)
Stock-based compensation expense	—	—	12,416	—	—	12,416
Payment of dividends ($0.080 per common share)	—	—	—	(13,443)	—	(13,443)
Net income	—	—	—	17,664	—	17,664
Net unrealized gain (loss) on available-for-sale investments, net of tax of $232	—	—	—	—	805	805
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	—	—	—	—	(9,112)	(9,112)
Balance as of September 28, 2025 (unaudited)	167,549	$335	$1,123,134	$412,347	$(46,180)	$1,489,636

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 30, 2024	171,501	$343	$1,061,597	$515,142	$(70,352)	$1,506,730
Net issuance of common stock under stock plans	96	1	1,665	—	—	1,666
Repurchase of common stock	(82)	(1)	—	(3,961)	—	(3,962)
Stock-based compensation expense	—	—	13,101	—	—	13,101
Payment of dividends ($0.075 per common share)	—	—	—	(12,863)	—	(12,863)
Net income	—	—	—	29,591	—	29,591
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,040	—	—	—	—	6,252	6,252
Foreign currency translation adjustment	—	—	—	—	26,511	26,511
Balance as of September 29, 2024 (unaudited)	171,515	$343	$1,076,363	$527,909	$(37,589)	$1,567,026

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except unit and per unit data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	709	1	(2,153)	—	—	(2,152)
Repurchase of common stock	(3,594)	(7)	—	(126,226)	—	(126,233)
Excise tax on repurchase of common stock	—	—	—	(2,084)	—	(2,084)
Stock-based compensation expense	—	—	34,649	—	—	34,649
Payment of dividends ($0.240 per common share)	—	—	—	(40,424)	—	(40,424)
Net income	—	—	—	81,778	—	81,778
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,667	—	—	—	—	5,258	5,258
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(150)	(150)
Foreign currency translation adjustment	—	—	—	—	21,489	21,489
Balance as of September 28, 2025 (unaudited)	167,549	$335	$1,123,134	$412,347	$(46,180)	$1,489,636

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	171,599	$343	$1,037,202	$512,543	$(45,336)	$1,504,752
Net issuance of common stock under stock plans	471	1	(206)	—	—	(205)
Repurchase of common stock	(555)	(1)	—	(23,840)	—	(23,841)
Stock-based compensation expense	—	—	39,367	—	—	39,367
Payment of dividends ($0.225 per common share)	—	—	—	(38,619)	—	(38,619)
Net income	—	—	—	77,825	—	77,825
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,493	—	—	—	—	7,631	7,631
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	108	108
Balance as of September 29, 2024 (unaudited)	171,515	$343	$1,076,363	$527,909	$(37,589)	$1,567,026

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
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of September 28, 2025, and the results of its operations for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month and nine-month periods ended September 28, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Accounting Standards Update (ASU) 2025-05 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
This ASU provides a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. The amendments allow entities to assume that current conditions at the balance sheet date will persist over the life of these assets, eliminating the need to develop forward-looking forecasts required under the current expected credit loss ("CECL") model. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. Management does not expect ASU 2025-05 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this ASU updates the accounting and disclosure guidance for internal-use software to better reflect modern, iterative development practices. The amendments replace the former “development stage” model with a judgment-based framework and require entities to evaluate whether significant development uncertainty exists before capitalizing costs. The ASU also incorporates website development guidance into Subtopic 350-40

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and aligns disclosures for capitalized software with those for property, plant, and equipment. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. Management is currently evaluating the impact that adopting ASU 2025-06 would have on the Company's financial statements and disclosures.
NOTE 3: Financial Instruments
Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments as of September 28, 2025 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$152,453	$—	$—	$152,453	$152,453	$—	$—
Money market instruments	Level 1	57,023	—	—	57,023	57,023	—	—
Certificates of deposit	Level 2	36,422	—	—	36,422	36,422	—	—
Corporate bonds	Level 2	315,660	2,697	(592)	317,765	—	51,879	265,886
Treasury notes	Level 2	29,604	113	(7)	29,710	—	—	29,710
Asset-backed securities	Level 2	4,822	—	(340)	4,482	—	—	4,482
Treasury bills	Level 2	1,489	—	—	1,489	—	1,489	—
Sovereign bonds	Level 2	1,000	—	—	1,000	—	1,000	—
Total		$598,473	$2,810	$(939)	$600,344	$245,898	$54,368	$300,078
The following table summarizes the Company’s cash, cash equivalents, and investments as of December 31, 2024 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$170,852	$—	$—	$170,852	$170,852	$—	$—
Money market instruments	Level 1	15,242	—	—	15,242	15,242	—	—
Corporate bonds	Level 2	344,804	411	(4,299)	340,916	—	55,742	285,174
Treasury notes	Level 2	46,071	2	(439)	45,634	—	2,487	43,147
Asset-backed securities	Level 2	13,870	—	(556)	13,314	—	737	12,577
Sovereign bonds	Level 2	1,013	—	(23)	990	—	990	—
Total		$591,852	$413	$(5,317)	$586,948	$186,094	$59,956	$340,898
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
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $3,268,000 and $4,144,000 as of September 28, 2025 and December 31, 2024, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized Gains (Losses) on Debt Securities
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024 (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Gross realized gains	$116	$—	$173	$8
Gross realized losses	(20)	—	(23)	(16)
Net realized gains (losses)	$96	$—	$150	$(8)
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
Unrealized Losses on Debt Securities
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of September 28, 2025 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$72,812	$(190)	$33,955	$(403)	$106,767	$(593)
Treasury notes	11,075	(6)	—	—	11,075	(6)
Asset-backed securities	—	—	4,483	(340)	4,483	(340)
Sovereign bonds	—	—	1,000	—	1,000	—
	$83,887	$(196)	$39,438	$(743)	$123,325	$(939)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of September 28, 2025 or December 31, 2024. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Securities Maturities
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of September 28, 2025 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$51,879	$73,474	$93,202	$70,619	$28,591	$—	$317,765
Treasury notes	—	18,690	11,020	—	—	—	29,710
Asset-backed securities	—	—	—	1,713	—	2,769	4,482
Treasury bills	1,489	—	—	—	—	—	1,489
Sovereign bonds	1,000	—	—	—	—	—	1,000
	$54,368	$92,164	$104,222	$72,332	$28,591	$2,769	$354,446
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
The Company had the following outstanding forward contracts (in thousands):

	September 28, 2025		December 31, 2024
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	38,000	$29,317	40,000	$29,457
Chinese Renminbi	90,000	12,628	95,000	12,990
Mexican Peso	100,000	5,417	220,000	10,701
Hungarian Forint	2,500,000	7,466	2,360,000	5,951
British Pound	4,000	5,362	3,200	4,008
Japanese Yen	200,000	1,341	2,000,000	12,789
Euro	—	—	25,000	26,029
Swiss Franc	—	—	2,200	2,432
Canadian Dollar	—	—	2,000	1,390

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Balance Sheet Location	Fair Value Level	September 28, 2025	December 31, 2024	Balance Sheet Location	Fair Value Level	September 28, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$262	$689	Accrued expenses	Level 2	$316	$757
Activity:
Gross amounts recognized			$262	$689			$316	$757
Gross amounts offset			—	—			—	—
Net amounts presented on the Consolidated Balance Sheets			$262	$689			$316	$757
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
Information regarding the effect of derivative instruments on the Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Location	Three-months Ended		Nine-months Ended
		September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(447)	$944	$(1,414)	$1,575
Activities related to derivative instruments are reflected within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	September 28, 2025	December 31, 2024
Raw materials	$79,683	$86,917
Work-in-process	5,011	5,544
Finished goods	58,985	65,066
	$143,679	$157,527

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its business. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of September 28, 2025, there were no options to terminate and nineteen options to extend that were accounted for in the determination of the applicable lease term for the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for outstanding leases as of September 28, 2025. The Company did not have any leases that had not yet commenced but that created significant rights and/or obligations as of September 28, 2025.
The components of lease expense were as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease expense	$3,637	$3,610	$10,629	$10,647
Short-term lease expense (1)	290	$52	710	$191
(1) Leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability
Supplemental balance sheet information related to leases was as follows:

	September 28, 2025	December 31, 2024
Weighted average remaining lease term	9.2 years	9.9 years
Weighted average discount rate	6.3%	5.9%
Supplemental cash flow information related to leases was as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,594	$3,516	$10,428	$10,130
Maturities of lease liabilities as of September 28, 2025 were as follows (in thousands):

Amount
Remainder of fiscal 2025	$4,044
2026	14,688
2027	13,063
2028	11,650
2029	9,846
2030	8,774
Thereafter	42,171
Total undiscounted lease payments	$104,236
Less: imputed interest	25,311
Total operating lease liabilities	$78,925

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company leases a building in Singapore that serves as a distribution center for customers in Asia. The lease contains two components: an 88,000 square-foot premises that had a commencement date in June of 2023 and a second 27,000 square-foot premises that does not commence until the fourth quarter of 2025. Accordingly, the second component of the lease has not yet been recorded on the Consolidated Balance Sheets, nor has it created any significant rights and obligations as of September 28, 2025. This second lease component has an original term of eight years. Undiscounted lease payment obligations associated with this lease component total $8,420,000, $169,000 of which is payable in the remainder of 2025. Undiscounted lease payment obligations related to this lease component are not included in the lease liability maturity table above as the lease component has not yet commenced.
The Company has entered into a lease for a 6,500 square-foot building in Aachen, Germany for a term of ten years. The lease was recorded on the Consolidated Balance Sheet upon commencement in June of 2025. The Company has the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original term. Undiscounted lease payment obligations associated with this lease are included in the lease liability maturity table above and total $9,128,000, $223,000 of which is payable in the remainder of 2025.
NOTE 6: Goodwill and Intangible Assets
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2024	$384,937
Foreign exchange rate changes	7,147
Balance as of September 28, 2025	$392,084
Amortized intangible assets as of September 28, 2025 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$70,730	$(14,058)	$56,672
Completed technologies	59,843	(30,058)	29,785
Trademarks	851	(567)	284
Non-compete agreements	340	(330)	10
Balance as of September 28, 2025	$131,764	$(45,013)	$86,751
Amortized intangible assets as of December 31, 2024 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$67,781	$(10,229)	$57,552
Completed technologies	58,373	(25,766)	32,607
Trademarks	810	(337)	473
Non-compete agreements	340	(288)	52
Balance as of December 31, 2024	$127,304	$(36,620)	$90,684

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future amortization expense related to intangible assets as of September 28, 2025 is as follows (in thousands):

Amount
Remainder of fiscal 2025	$2,596
2026	10,145
2027	9,210
2028	8,480
2029	8,480
2030	7,937
Thereafter	39,903
$86,751
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
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2024	$5,140
Provisions for warranties issued during the period	2,771
Fulfillment of warranty obligations	(2,457)
Foreign exchange rate changes	10
Balance as of September 28, 2025	$5,464
NOTE 8: Commitments and Contingencies
As of September 28, 2025, the Company had outstanding purchase orders totaling $42,597,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of September 28, 2025, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9: Stockholders' Equity
Stock Repurchase Program
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 555,000 shares at a total cost of $23,841,000 during the nine-month period ended September 29, 2024 and 3,594,000 shares at a total cost of $126,233,000 during the nine-month period ended September 28, 2025, leaving a remaining balance of $140,020,000 as of September 28, 2025. The Company may repurchase shares under the Program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Stock-Based Compensation Expense
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs").
The following table summarizes the number of stock-based awards granted by the Company and the weighted-average grant-date fair value per unit for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024:

	Three-months Ended				Nine-months Ended
	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value
Stock options	30	$17.03	21	$14.75	1,669	$12.14	1,641	$14.89
Restricted stock units	54	$43.51	41	$36.40	1,313	$32.77	838	$38.90
Performance restricted stock units	—	$—	—	$—	184	$32.14	55	$39.05
	84		62		3,166		2,534
During the first quarter of 2025, the Company granted PRSUs that vest upon the achievement of (1) a service condition of three years of continuous employment and (2) a performance condition established by the Compensation Committee of the Board as of the grant date. The number of shares earned could range between 0% and 120% based on achievement of the performance condition, which includes certain financial targets over the three-year measurement period. The fair value of these PRSUs is calculated based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes. During the three-month and nine-month periods ended September 28, 2025, the Company recorded $345,000 and $841,000 in compensation expense based on the probable three-year financial target outcome for the PRSUs granted during the first quarter of 2025.
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
As of September 28, 2025, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $59,613,000, which is expected to be recognized over a weighted-average period of 1.7 years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of revenue	$489	$442	$1,694	$1,460
Research, development, and engineering	3,794	3,707	11,933	11,636
Selling, general, and administrative	8,133	8,952	21,022	26,271
Total stock-based compensation expense	$12,416	$13,101	$34,649	$39,367
No compensation expense was capitalized as of September 28, 2025 or December 31, 2024.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Americas	$104,513	$82,293	$296,499	$250,590
Europe	74,687	57,246	190,640	166,751
Greater China	49,708	45,301	121,502	129,760
Other Asia	47,984	49,902	133,380	137,730
	276,892	234,742	742,021	684,831

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Standard products and services (1)	232,619	203,182	653,164	591,670
Application-specific customer solutions	44,273	31,560	88,857	93,161
	276,892	234,742	742,021	684,831
(1) In July 2025, the Company entered into a commercial partnership with a strategic channel partner (the “Partner”) to better serve Original Equipment Manufacturer (OEM) customers in the specialized field of medical lab automation. Through 2030, the Partner has exclusive rights to sell machine vision hardware into these applications in combination with licensed Company software, in exchange for annual minimum license fees paid to the Company. The contract includes a substantive termination penalty if the contract is cancelled by the Partner. As such, the Company recognized the minimum license fees as revenue in the third quarter of 2025, at the point in time when the Partner received access to the software. Although the license revenue was recognized upfront, payments are expected to be received over the duration of the partnership, resulting in unbilled revenue. Also in the third quarter of 2025, the Company transferred related inventories at cost to the Partner. As a result of the upfront recognition of the license revenue and transfer of inventories, the Company recognized one-time revenue of approximately $13 million in the third quarter of 2025, which is included in the "Standard products and services" amount in the table above for the three-month and nine-month periods ended September 28, 2025.

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet and amounted to $11,467,000 and $10,705,000 as of September 28, 2025 and December 31, 2024, respectively.
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
The following table summarizes the allowance for credit losses activity for the nine-month period ended September 28, 2025 (in thousands):

Balance as of December 31, 2024	$827
Increases to the allowance for credit losses	227
Write-offs, net of recoveries	(303)
Foreign exchange rate changes	(19)
Balance as of September 28, 2025	$732

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the nine-month period ended September 28, 2025 (in thousands):

Balance as of December 31, 2024	$25,035
Deferral of revenue billed in the current period, net of recognition	18,103
Recognition of revenue deferred in prior period	(19,956)
Foreign exchange rate changes	585
Balance as of September 28, 2025	$23,767
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
NOTE 11: Income Taxes
The Company's effective tax rate was 72% and 41% for the three-month and nine-month periods ended September 28, 2025, respectively, and 19% for the three-month and nine-month periods ended September 29, 2024, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.7% in Japan, and 21% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month and nine-month periods ended September 28, 2025 and September 29, 2024.
The Company recorded a net discrete tax expense totaling $33,650,000 and $33,132,000 for the three-month and nine-month periods ended September 28, 2025, respectively, and a net discrete tax expense totaling $889,000 and $3,511,000 for the three-month and nine-month periods ended September 29, 2024, respectively.
Discrete tax items for the nine-month period ended September 28, 2025 included (1) an increase in tax expense accrual of $33,265,000 related to changes in the accrual of the Company's deferred tax position upon a change in tax rates from the newly enacted One Big Beautiful Bill Act ("OBBBA"); (2) an increase in tax expense of $2,955,000 related to stock-based compensation; (3) an increase in tax expense of $1,286,000 for interest expense related to tax reserves; (4) an increase in tax expense of $669,000 related to taxability of payroll tax credit refunds received during the year; (5) a decrease in tax expense of $2,748,000 for release of tax reserves related to statute of limitation lapse; (6) a net decrease in tax expense of $2,013,000 related to an adjustment to the Company's deferred tax position; and (7) a net decrease in tax expense of $282,000 related to return-to-provision adjustments.
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
The Company’s reserve for income taxes, including gross interest and penalties, was $28,478,000 as of September 28, 2025, of which $26,359,000 was classified as a non-current liability and $2,119,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA modifies certain international tax provisions such as the tax on Global Intangible Low Taxed Income ("GILTI") and renames GILTI as Net CFC Tested Income ("NCTI"). The Company records NCTI taxes on a deferred basis, and as a result of OBBBA's enactment, accrued a discrete tax expense of approximately $33,265,000 to increase its deferred tax liability during the third quarter of 2025. The legislation is expected to result in a full-year cash tax benefit estimated between $12 million and $15 million, primarily driven by the Company's ability to immediately expense research and development costs. However, this benefit does not directly impact the Company's effective tax rate.
NOTE 12: Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024 (in thousands, except per share amounts):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	17,664	29,591	$81,778	$77,825
Basic weighted-average common shares outstanding	167,840	171,519	168,324	171,588
Effect of dilutive stock-based awards	1,483	1,234	1,183	1,145
Diluted weighted-average common shares outstanding	169,323	172,753	169,507	172,733
Earnings per share
Basic	0.11	0.17	0.49	0.45
Diluted	0.10	0.17	0.48	0.45
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024 (in thousands):

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Stock options	9,352	8,640	10,206	8,490
Restricted stock units	9	—	4	—
Performance restricted stock units	—	—	—	—
Total weighted average anti-dilutive stock-based awards outstanding	9,361	8,640	10,210	8,490
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

	Three-months Ended		Nine-months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	0	September 29, 2024
Revenue	$276,892	$234,742	$742,021		$684,831
Less:
Cost of revenue (1)	89,602	75,343	242,532		216,896
Gross profit	187,290	159,399	499,489		467,935
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	18,921	19,789	56,752		59,843
Incentive compensation (2)	3,350	1,492	6,789		4,277
Stock-based compensation	3,794	3,707	11,933		11,636
Depreciation and amortization	612	828	2,104		2,446
Other segment expenses (3)	8,404	9,394	25,332		29,075
Total research, development, and engineering expenses	35,081	35,210	102,910		107,277
Selling, general, and administrative expenses
Salaries and fringe benefits	43,645	44,803	130,280		134,697
Incentive compensation (2)	15,747	11,994	40,487		35,060
Stock-based compensation	8,133	8,952	21,022		26,271
Depreciation and amortization	3,816	4,616	12,095		12,872
Other segment expenses (3)	23,103	22,260	65,405		67,533
Total selling, general, and administrative expenses	94,444	92,625	269,289		276,433
Operating income	57,765	31,564	127,290		84,225
Foreign currency gain (loss)	840	1,221	(3,116)		1,086
Investment income	4,197	3,561	12,227		9,797
Other income (expense)	61	209	2,322		581
Income before income tax expense	62,863	36,555	138,723		95,689
Income tax expense	45,199	6,964	56,945		17,864
Net income	$17,664	$29,591	$81,778		$77,825
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $3,105,000 and $9,267,000 for the three-month and nine-month periods ended September 28, 2025, respectively, and $3,374,000 and $9,512,000 for the three-month and nine-month periods ended September 29, 2024, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, and rent, among other less significant expenses.
Segment assets amounted to $2,002,750 and $1,992,850 as of September 28, 2025 and December 31, 2024, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Subsequent Events
On October 29, 2025, the Board declared a cash dividend of $0.085 per share. The dividend is payable on November 28, 2025 to all shareholders of record as of the close of business on November 13, 2025.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by Cognex Corporation ("Cognex", "we", "us", "our", or the "Company") from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” "potential," “believes,” “projects,” “intends,” “plans,” “will,” “may,” “shall,” “could,” “should,” "opportunity," "goal" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance and financial targets, the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities, new product offerings, innovation and product development activities, customer acceptance of our products, commercial partnerships, capital expenditures, cost management activities, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses, changes in tax legislation, and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees, effectively plan for succession including managing the change of our Chief Executive Officer, all while maintaining our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars involving Ukraine and Israel; (6) the challenges in integrating and achieving expected results from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) information security breaches and other cybersecurity threats; (9) the failure to comply with laws or regulations relating to data privacy or data protection; (10) the inability to protect our proprietary technology and intellectual property; (11) the inability to manage direct and indirect disruptions to our supply chain, which could cause delays in obtaining components for our products at reasonable prices; (12) the failure to manufacture and deliver products in a timely manner; (13) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (14) the inability to design and manufacture high-quality products; (15) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (16) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (17) potential impairment charges with respect to our investments or acquired intangible assets; (18) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (19) fluctuations in foreign currency exchange rates and the use of derivative instruments; (20) unfavorable global economic conditions, including, without limitation, increases in interest rates, elevated inflation rates, and recession risks; (21) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (22) stock price volatility; and (23) our involvement in time-consuming and costly litigation or activist shareholder activities. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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

Revenue for the third quarter of 2025 totaled $276,892,000, representing an increase of 18% over the third quarter of 2024 primarily due to higher revenue in the logistics and consumer electronics industries, as well as one-time revenue related to a strategic channel partnership in the medical lab automation industry. Gross margin as a percentage of revenue was 68% for the third quarters of both 2025 and 2024. Operating expenses for the third quarter of 2025 increased 1% from the third quarter of 2024, as higher incentive compensation accruals due to stronger business performance, the unfavorable impact of foreign exchange rates, and reorganization charges incurred to further drive efficiencies across the organization were partially offset by savings from cost management.
Operating income increased to 21% of revenue for the third quarter of 2025 as compared to 13% of revenue for the third quarter of 2024 due to the leverage achieved from revenue growth on relatively flat operating expenses. Net income decreased to 6% of revenue, or $0.10 per diluted share, for the third quarter of 2025, as compared to 13% of revenue, or $0.17 per diluted share, for the third quarter of 2024, primarily due to a $33 million discrete tax expense accrued in connection with the enactment of United States tax legislation known as the One Big Beautiful Bill Act ("OBBBA") in the third quarter of 2025 (refer to Note 11 to the Consolidated Financial Statements).
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
Revenue
Revenue increased by $42,150,000, or 18%, for the three-month period and increased $57,190,000, or 8%, for the nine-month period as compared to the same periods in 2024. The increase was primarily due to higher revenue in the logistics and consumer electronics industries. Additionally, in the third quarter of 2025, the Company recognized $13 million of one-time revenue related to a strategic channel partnership in the medical lab automation industry upon the transfer of software access and inventories to this partner. In the third quarter of 2024, the Company recorded an additional month of Moritex revenue of approximately $5 million to eliminate the one-month lag in consolidating Moritex financial results that had been in place during the integration of this acquisition. The Company acquired Moritex Corporation, a Japanese provider of optics components, in October 2023. This effect did not repeat in the third quarter of 2025, but was offset by the favorable impact of foreign currency exchange rate changes.

The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024.

	Three-months Ended				Nine-months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$104,513	$82,293	$22,220	27%	$296,499	$250,590	$45,909	18%
Percentage of total revenue	38%	35%			40%	37%
Europe	$74,687	$57,246	$17,441	30%	$190,640	$166,751	$23,889	14%
Percentage of total revenue	27%	24%			26%	24%
Greater China	$49,708	$45,301	$4,407	10%	$121,502	$129,760	$(8,258)	(6)%
Percentage of total revenue	18%	19%			16%	19%
Other Asia	$47,984	$49,902	$(1,918)	(4)%	$133,380	$137,730	$(4,350)	(3)%
Percentage of total revenue	17%	21%			18%	20%
Total revenue	$276,892	$234,742	$42,150	18%	$742,021	$684,831	$57,190	8%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 27% for the three-month period and increased by 18% for the nine-month period as compared to the same periods in 2024. The increase was primarily due to strong growth in logistics and one-time revenue from our new strategic channel partnership mentioned above, which primarily impacted the Americas region.
•Revenue from customers based in Europe increased by 30% for the three-month period and increased by 14% for the nine-month period as compared to the same periods in 2024. The increase was primarily due to procurement changes made by consumer electronics customers to shift their purchases from entities based in China to Europe. Improved trends in the packaging industry, the favorable impact of foreign currency exchange rates, and one-time revenue from our new strategic channel partnership also contributed to the increase in revenue for both the three-month and nine-month periods. These increases were partially offset by weakness in the automotive industry.
•Revenue from customers based in Greater China increased by 10% for the three-month period and decreased by 6% for the nine-month period as compared to the same periods in 2024. The procurement change in Europe mentioned above, as well as shifts in business from consumer electronics customers from China to the Other Asia region, negatively impacted results for both the three-month and nine-month periods. However, for the three-month period, these negative impacts were offset by both increased demand within the consumer electronics industry, as well as a timing shift in large customer deployments from the second quarter into the third quarter of 2025. For these reasons, outside of the procurement change, revenue from Greater China increased year-over-year for both periods.
•Revenue from customers based in other countries in Asia decreased by 4% for the three-month period and decreased by 3% for the nine-month period as compared to the same periods in 2024. Although Other Asia regions benefited from the shift in consumer electronics business out of China noted above, this benefit was offset by the impact of recording an additional month of Moritex revenue in 2024 mentioned previously.
Gross Profit
The following table sets forth our gross profit (in thousands) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024.

	Three-months Ended				Nine-months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Gross profit	$187,290	$159,399	$27,891	17%	$499,489	$467,935	$31,554	7%
Percentage of total revenue	68%	68%			67%	68%

Gross margin was 68% and 67% for the three-month and nine-month periods in 2025, respectively, as compared to 68% for both periods in 2024. The decrease for the nine-month period was primarily due to less favorable industry mix, and to a lesser extent, the impact from tariffs, partially offset by a relatively higher margin from the one-time revenue from our new strategic channel partnership mentioned above.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024.

	Three-months Ended				Nine-months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$35,081	$35,210	$(129)	—%	$102,910	$107,277	$(4,367)	(4)%
Percentage of total revenue	13%	15%			14%	16%
Selling, general, and administrative expenses	$94,444	$92,625	$1,819	2%	$269,289	$276,433	$(7,144)	(3)%
Percentage of total revenue	34%	39%			36%	40%
Total operating expenses	$129,525	$127,835	$1,690	1%	$372,199	$383,710	$(11,511)	(3)%
Percentage of total revenue	47%	54%			50%	56%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses remained relatively flat for the three-month period and decreased by $4,367,000, or 4%, for the nine-month period as compared to the same periods in 2024. The decrease was primarily due to cost management, including a reduction in RD&E headcount, and the impact of recording an additional month of Moritex expenses in 2024 mentioned previously, partially offset by higher incentive compensation accruals and the unfavorable impact of foreign currency exchange rates.
RD&E expenses as a percentage of revenue were 13% and 14% for the three-month and nine-month periods in 2025, respectively, as compared to 15% and 16% for the same periods in 2024, respectively. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. Having moved towards unified software architecture across various products lines over the last years, however, enabled us to deliver innovation with less RD&E expenses as a percentage of revenue. These percentages are additionally impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $1,819,000, or 2%, and decreased by $7,144,000, or 3%, respectively, for the three-month and nine-month periods in 2025 as compared to the same periods in 2024. Savings from cost management, including a reduction in SG&A headcount, lower stock-based compensation expenses, and the impact of recording an additional month of Moritex expenses in 2024 mentioned previously were offset by higher incentive compensation accruals, the unfavorable impact of foreign currency exchange rates, and reorganization charges. For the three-month period, the higher incentive compensation accruals, foreign currency impact, and reorganization charges offset the savings.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024.

	Three-months Ended				Nine-months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$840	$1,221	$(381)	(31)%	$(3,116)	$1,086	$(4,202)	(387)%
Investment income	$4,197	$3,561	$636	18%	$12,227	$9,797	$2,430	25%
Other income (expense)	$61	$209	$(148)	(71)%	$2,322	$581	$1,741	300%
Total non-operating income (expense)	$5,098	$4,991	$107	2%	$11,433	$11,464	$(31)	—%

The Company recorded foreign currency gains of $840,000 and losses of $3,116,000 for the three-month and nine-month periods in 2025, respectively, and gains of $1,221,000 and $1,086,000 for the same periods in 2024, respectively. Foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income increased by $636,000, or 18%, for the three-month period and increased by $2,430,000, or 25%, for the nine-month period as compared to the same periods in 2024 due primarily to higher yields on the Company's portfolio of debt securities.
Other income for the nine-month period included a one-time Employee Retention Credit from the U.S. Internal Revenue Service to refund payroll taxes paid during the COVID-19 pandemic.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024.

	Three-months Ended				Nine-months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$62,863	$36,555	$26,308	72%	$138,723	$95,689	$43,034	45%
Income tax expense	$45,199	$6,964	$38,235	549%	$56,945	$17,864	$39,081	219%
Effective income tax rate	72%	19%			41%	19%
The Company’s effective tax rate was 72% and 41% for the three-month and nine-month periods in 2025, respectively, and 19% for the same periods in 2024, respectively. The Company recorded a net discrete tax expense of $33,650,000 and $33,132,000 for the three-month and nine-month periods in 2025, respectively, compared to a net discrete tax expense of $889,000 and $3,511,000 for the three-month and nine-month periods in 2024.
On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA modifies certain international tax provisions such as the tax on Global Intangible Low Taxed Income ("GILTI") and renames GILTI as Net CFC Tested Income ("NCTI"). The Company records NCTI taxes on a deferred basis, and as a result of OBBBA's enactment, accrued a discrete tax expense of approximately $33,265,000 to increase its deferred tax liability during the third quarter of 2025, increasing the Company's effective tax rate significantly. The legislation is expected to result in a full-year cash tax benefit estimated between $12 million and $15 million, primarily driven by the Company's ability to immediately expense research and development costs. However, this benefit does not directly impact the Company's effective tax rate.
Excluding the impact of discrete tax items, the Company's effective tax rate was 18% and 17% for the three-month and nine-month periods in 2025, respectively, compared to 17% and 15% for the same periods in 2024, respectively. The year-over-year increases were due to more of the Company's profits taxed in relatively higher tax rate jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $600,344,000 as of September 28, 2025. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.
Operating Activities
Net cash provided by operating activities totaled $170,612,000 for the nine-month period in 2025 as compared to $97,677,000 in the same period of 2024. The increase in operating cash flow from the prior year was primarily driven by stronger business performance.
Investing Activities
Net cash provided by investing activities totaled $47,624,000 for the nine-month period in 2025. Investing activities included capital expenditures that totaled $6,147,000 and consisted primarily of continued investments in business systems, test equipment related to new product introductions, and building and leasehold improvements.

Financing Activities
Net cash used in financing activities totaled $169,197,000 for the nine-month period in 2025.
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 3,594,000 shares at a total cost of $126,233,000 during the nine-month period in 2025. As of September 28, 2025, the remaining balance of the Program was $140,020,000. The Company may repurchase shares under the Program in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Board declared and paid cash dividends of $0.08 per share for the first, second, and third quarters of 2025, totaling $40,424,000. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of September 28, 2025, the Company had inventory purchase commitments of $42,597,000, with the majority payable within twelve months, and lease payment obligations of $112,656,000, with $16,024,000 payable within twelve months.
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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 28, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended September 28, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2025 - July 27, 2025	—	—	—	164,020,000
July 28, 2025 - August 24, 2025	121,000	42.52	121,000	158,875,000
August 25, 2025 - September 28, 2025	425,741	44.29	425,741	140,020,000
Total	546,741	$—	546,741	$140,020,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

During the quarter ended September 28, 2025, the following officers (as defined in Exchange Act Rule 16a-1(f)) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c):
•On August 6, 2025, Laura MacDonald, the Vice President and Principal Accounting Officer of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Ms. MacDonald’s Rule 10b5-1 Trading Plan, which has a term ending on August 7, 2026, provides for the exercise of vested stock options to sell up to 12,500 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan. Additionally, Ms. MacDonald's Rule 10b5-1 Trading Plan provides for the sale of 5,047 shares of common stock pursuant to the terms of the plan.
•On September 10, 2025, Carl Gerst, the Executive Vice President of Vision and ID Products of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. Gerst’s Rule 10b5-1 Trading Plan, which has a term ending on April 1, 2026, provides for the sale of up to 21,207 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan.

During the quarter ended September 28, 2025, no 10b5-1 trading arrangements were modified or terminated, and no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

Date:	October 30, 2025	COGNEX CORPORATION

		By:	/s/ Matthew Moschner
Matthew Moschner
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Laura MacDonald
Laura MacDonald
Vice President of Finance and Principal Accounting Officer
(Principal Accounting Officer)