Form 10-K
period 2025-12-31
COGNEX CORP
filed 2026-02-12
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to           .
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
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2025: $5,267,183,673
Common stock, par value $.002 per share, outstanding as of February 1, 2026: 165,707,920 shares
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

COGNEX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
ITEM 1: BUSINESS
Our Company
Founded in 1981, Cognex Corporation (the "Company” or “Cognex”) makes advanced machine vision easy, paving the way for manufacturing and distribution companies to become faster, smarter, and more efficient through automation. We are a global technology leader in industrial machine vision systems that seek to improve efficiency and help solve critical manufacturing and distribution challenges, providing support across a diverse set of industrial end markets. Our solutions blend hardware and software to capture and analyze visual information, aiding the automation of manufacturing and distribution tasks for customers worldwide. Machine vision products are used to automate the manufacturing and distribution of discrete items, such as mobile phones, automotive components, and consumer goods, by locating, identifying, inspecting, and measuring them. Machine vision can be particularly valuable for applications in which human vision is inadequate to meet requirements for size, accuracy, or speed, or in instances where substantial cost savings can be obtained through the reduction of labor costs or improved product quality.
Cognex sells to customers in nearly all major industries in which discrete items are manufactured on an assembly line or moved through a distribution center or warehouse. Our largest end markets by revenue are the logistics, packaging, consumer electronics, and automotive industries, which combined represented approximately 85% of our total revenue in 2025.
Our Industry and Market Opportunity
Machine vision is used in a variety of industries where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or logistics provider can achieve better quality and efficiency by using machine vision. This results in a broad base of customers across a variety of industries, including logistics, packaging, consumer electronics, automotive, and semiconductor.
Our End Markets
Logistics
The logistics industry demands high-speed, efficient throughput combined with end-to-end supply chain traceability. Consumers expect fast and cost-effective fulfillment. Our logistics customers, including e-commerce and parcel companies, are facing challenging labor market conditions, increased demand, and increased costs. To address these challenges, our customers are increasingly deploying automated traceability, dimensioning, and detection solutions featuring Cognex machine vision, including barcode reading and artificial intelligence ("AI")-enabled vision technology, either directly or with the help of partners, such as original equipment manufacturers ("OEM"), machine builders, and system integrators. We believe our e-commerce logistics business is differentiated by the high performance of our barcode reading and that potential growth will be driven by retailers investing in online fulfillment and their stated desire to reduce cost.
From an automation perspective, we believe the logistics industry is currently in its early stages, relying on human labor and a low rate of robotic automation. Today, most applications in logistics are centered around barcode reading. Beyond barcode reading, we expect vision applications in logistics to grow and become a more substantial part of our business. Vision applications include tasks such as side-by-side detection, inspecting packages for damage, object and symbol recognition, and dimensioning. In 2025, we launched our first line of Solutions Experience ("SLX") devices designed for the logistics sector. SLX reflects our mission to make advanced machine vision easy by integrating industry-leading AI with intuitive deployment workflows. This combination is intended to enable customers to address critical logistics challenges with minimal training and rapid implementation. By leveraging our latest AI vision tools, we strive to deliver powerful, scalable solutions, helping customers improve efficiency and accuracy in complex logistics environments.
Geographically, our logistics business started primarily in the United States, but has diversified into Europe and Asia, where we believe customers are beginning to catch up with the United States in logistics automation technology. Our leading e-commerce customers invested significantly into floor space capacity in late 2020 through early 2022, then took a post-pandemic “time out” to absorb excess capacity from early 2022 into 2023, and began investing at a steadier pace in 2024 with continued growth in 2025, focusing primarily on optimizing cost of existing facilities. We believe that logistics has the potential to be our highest-growth end market over the mid to long-term.
Packaging
The packaging market spans both fast-moving consumer goods and healthcare-related industries. We believe growth in the packaging market will be driven by increasingly stringent regulations around traceability, quality, and compliance, making machine vision solutions valuable for manufacturers. We believe these regulatory requirements are accelerating the adoption of advanced inspection technologies to help ensure product integrity and regulatory compliance across diverse packaging applications.
We believe the packaging market presents opportunities for growth through increased market penetration, supported by our ongoing salesforce transformation aimed at reaching a broader cross-section of customers. We believe many potential customers in this market can benefit from our portfolio of AI-driven products, which are designed for ease of setup and deployment and are intended to address critical needs for accuracy, speed, and compliance in high-volume production environments. We believe these dynamics present long-term growth potential as packaging manufacturers continue to prioritize automation and quality assurance.
Consumer Electronics
Given size and quality requirements, electronic components and devices are difficult to manufacture without machine vision. Machine vision has helped make it possible to achieve the density of today’s integrated circuits and to manufacture them cost-effectively. Many electronics producers and leading OEMs rely on Cognex machine vision, including AI-enabled vision technology, 3D vision, and barcode reading, to build, inspect, and track electronic hardware and consumer devices. However, we still observe a significant amount of visual inspection in consumer electronics being performed manually. As labor becomes more costly, these customers are looking for productivity initiatives to automate their processes.
We anticipate the next wave of innovation in consumer electronics to be driven by emerging product categories such as wearable devices, foldable devices, and other AI-centric consumer hardware. These next-generation devices are expected to be produced at significant scale and will likely involve increasingly complex manufacturing processes. As a result, we expect precision and reliability in production to become more critical, creating opportunities for advanced inspection and machine vision solutions that align with our core capabilities. Cognex has close relationships with some of the largest and most sophisticated companies in the consumer electronics market, and we expect to partner with them as they bring new products to market.
Automotive
The automotive market has historically been one of our largest markets. Machine vision is used in almost every step of vehicle manufacturing, from measuring inbound parts, to guiding robot assembly, to inspecting the stitching on leather seats. We currently expect the proliferation of electronics in automobiles to be a growth driver in both internal combustion engine vehicles and electric vehicles over the long term. For example, innovations in safety, driver assist, and entertainment features will increase the number of items to be placed, tracked, measured, and inspected by machine vision.
We observed the automotive market continue to experience significant headwinds in 2025, driven in part by geopolitical and trade uncertainty. However, we anticipate industry trends such as increasing vehicle complexity, heightened inspection requirements, and the transition to electric and autonomous vehicles to create opportunities that align with our core capabilities. These trends would increase the need for high-precision machine vision systems to support complex assembly processes, battery production, and sensor integration. Additionally, we have seen regulatory pressures and consumer expectations for safety and reliability contributing to higher inspection standards across the industry. We believe these industry dynamics position our products to play an important role in enabling manufacturers to meet evolving requirements efficiently.
Semiconductor
Machine vision has made it possible to achieve the density in today’s integrated circuits and to manufacture them cost-effectively. Many semiconductor manufacturers rely on Cognex machine vision, including AI-based technology, to help ensure precise alignment of wafers during masking and etching processes, to increase traceability of wafers and die as they move through the front and back-end processes, and to help improve product quality through advanced inspection procedures.
As AI continues to drive demand for high-end logic process chips with our OEM customers, we believe the overall semiconductor market has the potential for outsized growth in the coming years.
Other
The number of end markets that can benefit from machine vision applications is expanding. Other end market uses of Cognex machine vision include regulated manufacturers reducing counterfeiting, manufacturers using 3D measurement for robotic guidance, and manufacturers serving the aerospace and defense industry.
Our Business Strategies
Our strategy is anchored in our commitment to profitable growth, generating strong free cash flow, and allocating capital with rigor to create long-term shareholder value. We believe that we are positioning Cognex for sustained success through three core strategic objectives. First, we aim to be the leading provider of AI technology for industrial machine vision applications. With nearly a decade of experience in this area, we are building cutting-edge tools that unlock new applications and dramatically simplify the user experience. Second, we remain focused on delivering the best customer experience in our industry by prioritizing reliability, efficiency and ease of doing business. Our commitment spans the full customer lifecycle - from initial engagement through post-sale support. Third, we aim to double our customer base within five years. We expect to achieve this by continuing to advance our salesforce transformation, alongside investments in improved lead generation tools.
Growth through innovation
We invest heavily in research and development to maintain our position as a technology leader in machine vision. We seek to accelerate innovation through continuous investment in AI technology, product development, and platform capabilities to stay ahead of customer needs and industry trends. We invest in technology that we believe makes advanced machine vision easy to use and more affordable, and therefore, available to a broader base of customers, such as our edge learning products that enable customers with less technical capabilities to use machine vision while reducing installation and application support. We also continue to invest in technology that seeks to address the most challenging vision applications, such as our deep learning vision software that is intended to solve complex applications with unpredictable defects and deviations.
Salesforce transformation
Historically, Cognex has been a leader in providing the most powerful machine vision technology to the most sophisticated customers and solving their most challenging automation problems. There are thousands of such customers. There is also a larger segment of customers with less complex applications and less automation engineering capacity that is looking for more standardized products that are easy to implement and easy to use. This segment has not traditionally been served by us. Our goal is to expand our business with these customers by offering tailored products and increasing our sales coverage as part of our strategic objective to double our customer base.
Beginning in 2025, we have evolved our emerging customer initiative to a comprehensive salesforce transformation strategy. While both strategies share the objective of expanding beyond our core customer base and increasing overall customer count, the current strategy represents a fundamentally different model focused on efficiency, scalability, and a better customer experience.
The emerging customer initiative primarily emphasized adding headcount and deploying easy-to-use products through a stand-alone sales organization. In contrast, the salesforce transformation centers on leveraging process improvements, data-driven analytics, and advanced tools to create a more efficient and integrated sales organization. This approach includes changes in management practices, the adoption of performance metrics and KPIs, and the use of dashboards and leaderboards to drive accountability and productivity. Beyond product simplicity, the strategy emphasizes delivering an industry-leading customer experience, which is intended to differentiate Cognex in the marketplace and support attractive growth and margin expansion. And finally, we are collaborating more intentionally with our global network of systems integrators, machine builders, and services partners to find and fulfill new business more effectively.
Expansion of market position
We continue to invest in our core markets, such as logistics, packaging, consumer electronics, and automotive, where we are a leading provider of vision and ID products for warehouse and factory automation. Within these markets, we are making investments to focus on what we believe to be the fastest-growing applications and use cases. In the logistics market for example, we are moving beyond barcode reading into more complex applications in distribution centers and parcel and post warehouses.
Inorganic growth
We view inorganic growth as a complement to our core organic growth strategy, and we intend to pursue acquisitions that represent a strong strategic fit and deliver meaningful synergies while enhancing long-term growth and profitability. We plan to drive inorganic growth through deeper penetration of our served machine vision market and expansion into adjacent markets. We are focusing specifically on markets in which we expect our products and solutions, application expertise, and customer and industry relationships to enable us to provide value to end users.
We intend to leverage our strong balance sheet and cash generation to execute acquisitions that align with our strategic priorities, including leadership in AI technology, delivering best-in-class customer experience, and expanding our customer base. Potential transactions may include smaller acquisitions or larger opportunities exceeding the size of our previous acquisitions, such as Moritex Corporation ("Moritex"), which we acquired in 2023, with an enterprise value of approximately $270 million.
In evaluating potential inorganic opportunities, we apply a disciplined framework focusing on businesses with attractive growth profiles, strategic alignment, and opportunities to expand our product lines, customer base, or technical talent. Through acquisitions, we aim to enhance our market position, accelerate innovation, and create shareholder value over the long term.
Culture
Our strong and unique corporate culture reinforces our values of customer first and innovation, and enables us to attract and retain smart, enthusiastic, and creative talent who are motivated to solve vision tasks for customers and improve efficiency and quality throughout our served markets.
Products and Technology
Cognex offers a range of machine vision systems and sensors, vision software, and barcode readers designed to meet customer needs at different performance and price points. Our products range from deep learning solutions that solve complex applications with unpredictable defects and deviations, to lower-cost vision sensors that conduct simple presence/absence inspections. Our products have a variety of physical forms, depending on the user's needs. For example, customers can purchase vision software to use with their own camera and processor, or they can purchase a standalone system that combines imager, processor, and software into a single package.
Vision Systems and Sensors
Vision systems combine smart cameras and software to perform a wide range of tasks, including part location, identification, measurement, assembly verification, and robotic guidance. Vision sensors can deliver an easy-to-use, low-cost, reliable solution for simple pass/fail inspections, such as checking the presence and size of parts. In-Sight® vision systems and sensors include our 2D and 3D vision systems. These products leverage various forms of AI, including rule-based coding, as well as deep learning and edge learning technology leveraging pre-trained models powered by neural networks. Our product portfolio is intended to meet the varying price and performance requirements of our broad base of industrial customers. Our deep learning-based systems automate and solve complex inline inspections that typically require human judgment for defect detection, optical character recognition ("OCR"), assembly verification, or classification. Similar to our deep learning-based systems, our edge learning-based systems use pre-trained models, but on simpler applications that prioritize ease of use and have a broader appeal with easier and faster implementation and training.

OneVision
In 2025, we launched OneVision™, a cloud-based platform designed to transform how manufacturers build, train, and scale AI-powered vision applications. OneVision enables customers to integrate advanced AI models into vision jobs with increased ease, combining the performance of deep learning with the simplicity of edge-based solutions.
The OneVision™ platform is designed to support global manufacturing requirements by offering cloud-based advantages alongside edge computing for low-latency inference. Key capabilities include accelerated AI model training on multi-GPU clusters, access to advanced architectures optimized for deployment on Cognex embedded products, and tools for cross-site project management to help streamline collaboration. OneVision™ helps accelerate customer adoption by removing traditional barriers to deploying AI-powered vision solutions. Its cloud-based architecture combined with edge computing capabilities simplifies the lifecycle - from data curation and model training to validation and deployment - making advanced AI more accessible to a broader range of manufacturers, while easily integrating with our In-Sight product portfolio.
Vision Software
Vision software offers customers the flexibility of the Cognex vision tools library to use with third-party cameras, frame grabbers, and peripheral equipment. Cognex VisionPro® software offers a suite of patented vision tools, including both traditional rule-based tools and deep learning-enabled tools, for advanced programming. Its QuickBuild™ prototyping environment is intended to allow customers to build vision applications with the simplicity of a graphical flowchart-based programming interface.
Barcode Readers
Cognex industrial image-based barcode readers read 1D, 2D, label-based, and direct part mark ("DPM") codes found in nearly every industry including logistics, automotive, consumer products, and medical-related. The DataMan® product line, which includes fixed-mount and handheld models, as well as barcode verifiers, help organizations improve performance, increase throughput, and help control traceability.
Vision Accessories
Cognex vision accessories are designed for easy integration with Cognex products and applications. Cameras are available in both area scan and line scan formats to address a variety of applications. Lenses and lighting are also available in both embedded and component formats to support image acquisition, including a range of optical components that were added to the Company's vision accessory portfolio with the acquisition of Moritex. From value solutions to high-performance hardware, Cognex offers industrial cameras, lenses, lighting, vision controllers, frame grabbers, and I/O cards to help meet customer requirements.
Research, Development, and Engineering
Cognex engages in research, development, and engineering ("RD&E") to enhance our existing products and to develop new products and functionality to address market opportunities. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. We incurred RD&E costs of approximately $139 million (14% of revenue), $140 million (15% of revenue), and $139 million (17% of revenue), for the years ended December 31, 2025, 2024, and 2023, respectively.
We expect to continue our commitment to RD&E to introduce new platforms, products, and solutions throughout economic cycles. Over the past several years, we have designed and launched a comprehensive product ecosystem, with hardware, software, services, and support, designed to help customers standardize on the Cognex vision platform globally. We expect to realize productivity gains in research and development through our new platform strategy, which will help enable greater engineering efficiency and accelerated product development cycles. In addition, we have introduced AI-assisted coding tools for our software engineers, further enhancing development speed and reducing complexity. These advancements are expected to improve scalability, optimize resource utilization, and support our long-term innovation objectives which we believe will enable us to reduce RD&E costs as a percentage of revenue.
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

Operations
Most of Cognex’s hardware products, including our vision systems, vision sensors, and barcode readers, are manufactured utilizing third-party contractors, whereby the majority of component procurement, system assembly, and initial testing are performed by electronics manufacturing services suppliers. Cognex’s primary contract manufacturers are located in Indonesia and Malaysia. We purchase assembled goods from our contract manufacturers, who use specified components sourced from vendor lists approved by Cognex and assembly/test processes created and controlled by Cognex. After the completion of initial testing, assembled products from our contract manufacturers are routed to our distribution centers where trained Cognex personnel load Cognex software onto the products, provide additional assembly and image alignment as needed, and perform quality control procedures. Cognex manufactures optical components, including our lenses and lighting, at our in-house production plants located in China and Vietnam that are then stocked in our distribution centers in the United States, Europe, and Asia. Cognex ships finished products for customers from these distribution centers.
Sales Channels and Support Services
Our go-to-market strategy has evolved through our salesforce transformation into an integrated global organization supported by a unified product ecosystem and a strong focus on delivering a holistic customer experience. As part of this transformation, we have aligned our sales teams around three distinct selling approaches, each with a dedicated mission.
•Market Creation and Expansion – a team focused on acquiring new customers and deepening relationships with existing accounts by promoting AI-enabled, easy-to-use products;
•Market Penetration – more advanced sales engineers dedicated to increasing share of wallet within existing accounts by leveraging the full Cognex ecosystem and supporting new accounts requiring more sophisticated vision solutions; and
•Partner Enablement – experienced sales engineers who manage relationships with value-added partners, including machine builders, system integrators, and automation solution providers, helping to ensure integration and coordination between partners and end users.
This structured approach is intended to enhance customer engagement and expand market reach across diverse customer segments.
Sales to customers based outside of the United States represented approximately 67% of our total revenue in 2025, with approximately 25% from customers based in Europe, approximately 16% from customers based in Greater China, and approximately 26% from customers based in other regions outside the United States. Sales to customers based in Europe are denominated in Euros and U.S. Dollars, sales to customers based in Greater China are denominated in Renminbi for sales within Mainland China and U.S. Dollars in other territories, and sales to customers based in other regions are denominated in U.S. Dollars, Japanese Yen, Korean Won, Indian Rupee, and Mexican Pesos.
Cognex’s service offerings represent less than 10% of our total revenue and include maintenance and support, consulting, and training services. Maintenance and support programs include hardware support programs that entitle customers to have products repaired, as well as software support programs that provide customers with application support and software updates to the latest software releases. Application support is provided by technical support personnel located at Cognex regional offices, as well as by field service engineers that provide support at the customer’s production site. We also provide consulting services that range from a specific area of functionality to a completely integrated installed application. Training services include a variety of product courses that are available at our offices worldwide, at customer facilities, and online. We are committed to delivering the industry’s best customer experience. We believe that this is achieved through a direct sales model, a unified product ecosystem, and enhanced customer support capabilities, all designed to provide simplicity, speed, and reliability for customers worldwide.
Competition
Cognex is one of the leading machine vision companies in the world. Our competitors include other vendors of machine vision systems, controllers, and components; manufacturers of image processing systems, sensors, and components; and system integrators. We also compete with internal engineering departments of current or prospective customers, as well as open-source tools available from various companies, including tools using AI.
Human Capital
Our employees are our most valuable asset and are critical to our success. We create and maintain an environment where “Cognoids,” a unique name for our employees, can engage with each other, perform their best work, develop their careers, and be creative. As of December 31, 2025, Cognex employed 2,745 Cognoids globally, including 1,600 in selling, general, and administrative activities, 575 in research, development, and engineering, and 570 in manufacturing, quality assurance, and service activities. Of our 2,745 Cognoids, 1,876 are based outside of the United States.
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
Available Information
Cognex maintains a website at www.cognex.com. We make available, free of charge, on our website in the “Company” section under the caption “Investor” followed by “Financials” and then “SEC Filings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Cognex’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Cognex has used, and intends to continue to use, its investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K or in any other document or report that Cognex files with the SEC, and any references to Cognex's website are intended to be inactive textual references only.
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
The market for our products is characterized by rapidly changing technology and increasingly capable competitors. Accordingly, we believe that our future success will depend on our ability to accelerate time-to-market for new products with improved functionality, ease-of-use, performance, and price. This includes continuing to introduce products embedded with AI technology that augments rule-based machine vision with image-based analysis. There can be no assurance that we will be able to introduce new products in accordance with scheduled release dates or that new products will achieve market acceptance. Our inability to keep pace with the rapid rate of technological change and customer demands in the high-technology marketplace could have a material adverse effect on our operating results. In addition, we may not achieve significant revenue from new product investments for several years, if at all. Moreover, new products, if introduced, may not generate the gross margins that we have experienced historically.

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
Advancements in the availability of sophisticated AI algorithms and open-source machine vision platforms may lower barriers to enter our market in the future. A further fragmentation of the market could intensify pricing pressures and challenge our ability to differentiate our products on performance or features. Additionally, large technology companies and other competitors with substantial financial and technological resources may continue to develop and distribute free or low-cost solutions. If we fail to effectively respond to these trends through innovation, customer experience improvements, cost management, or other strategies, our competitive position could weaken. This could result in decreased market share and have a material adverse effect on our revenue, gross margins, and operating results.
Further, companies in our industry could attempt to strengthen their market positions through consolidation. Such industry consolidation may result in stronger competition and may be accompanied by pressure from customers for lower prices. This could have a material adverse effect on our revenue, gross margins, and operating results.
If we fail to attract and retain key talent, effectively plan for and execute management succession, and maintain our unique corporate culture, our business and operating results could suffer.
To support our growth and execute our operating plans and strategic initiatives, we must effectively attract, train, develop, motivate, and retain skilled employees, while maintaining our unique corporate culture. Technical personnel with experience in machine vision, and AI technology, are in high demand. We rely on attracting and retaining talent with these skills to execute our product development plans. We use time-based and performance-based equity awards, including stock options and restricted stock units ("RSUs"), including performance restricted stock units ("PRSUs"), as a key component of compensation for our more senior employees to align employee interests with the interests of our shareholders, provide competitive compensation packages, and encourage employee retention. Our stock price volatility may cause periods of time during which option exercise prices might be less than the sale price of our common stock or the value of RSUs might be less competitive, which may lessen the retentive attributes of these awards. We are limited as to the number of stock options and RSUs that we may grant under our stock plans, and we are unsure how effective different stock-based awards with different vesting schedules will be to retain key talent. Accordingly, we may find it difficult to attract and retain employees, and any such difficulty could materially adversely affect our business.
With the appointment of our new Chief Executive Officer in June 2025, we are transitioning to a different management style and strategic focus. Navigating this transition is important to the near- and long-term success of the business. More generally, our success significantly depends on the continued contributions of our executive officers and other key management personnel. The loss of any of these individuals or the failure to successfully navigate succession could materially adversely affect our business, operating results, and financial condition. Effective succession planning is crucial to ensure smooth transitions and maintain business continuity. Failure to attract and retain executive officers and other key management personnel or to implement effective succession planning could have a material adverse effect on our business, reputation, and financial performance.
Our failure to properly manage the distribution of our products and services could result in the loss of revenues and profits.
We utilize a direct sales force, as well as a network of distribution, original equipment manufacturer, and integration partners, to sell our products and services. We are continually reviewing our go-to-market strategy to help ensure that we are reaching the most customers that we can and with the highest level of service. At times, this may require strategic changes to our sales organization or enlisting or dropping various partners in certain regions, which could result in additional costs or operational challenges.
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
In 2025, approximately 67% of our revenue was derived from customers located outside of the United States. In addition, we source components from suppliers located outside of the United States, including China, utilize third-party contract manufacturers, primarily located in Indonesia and Malaysia, to assemble certain of our products, and manufacture optical components at in-house production plants located in China and Vietnam. We intend to continue to expand our sales and operations outside of the United States and expand our presence in international emerging markets. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:
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
In addition to the above, we face several risks related to conducting business in China. An escalation of the China-Taiwan conflict could lead to challenges procuring integrated circuit chips from Taiwan-based vendors that are fundamental to the design of our products. Furthermore, in recent years, trade tariffs imposed by the United States on certain components imported from Chinese suppliers resulted in higher costs for our products, which, to date, have not been material to our total cost of revenue. In addition to trade tariffs, U.S. export controls that place restrictions on the exportation of our products or a subset of our products, including applicable regulations promulgated by the U.S. Commerce Department’s Bureau of Industry and Security, have had a negative impact on our revenue from customers based in China.
The recent expansion of U.S. sanctions on Chinese companies, including expanded restrictions with respect to Chinese semiconductor companies, has heightened the risks and complexities for U.S. companies conducting business in China. These sanctions have led to increased scrutiny and operational challenges, which may result in costly supply chain shifts and loss of customers and business opportunities. Adjusting our business and supply chain to comply with new or amended international trade restrictions, sanctions, or tariffs can be expensive, time-consuming, and operationally challenging and may cause our customers to find alternative providers of machine vision products and services. Such restrictions are often implemented with little or no advance notice, creating uncertainty and limiting our ability to mitigate their impact effectively. Furthermore, customers in China may perceive heightened risks in doing business with U.S. companies, which may reduce demand for our products. To date, the impact of these restrictions has been immaterial to our total revenue and costs; however, if disputes and conflicts continue or further escalate, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect our operating results.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenue or profitability and may otherwise adversely affect our business.
We have acquired, and may continue to acquire, new businesses and technologies. In 2023, we completed our largest acquisition to date by acquiring Moritex Corporation, a global provider of premium optical components based in Japan, for an enterprise value of approximately $270 million. The Moritex acquisition, and acquisitions in general, may involve significant risks and uncertainties, which could include, among others:
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
If we are unable to effectively scale our operations and salesforce to support a significantly expanded customer base, our growth strategy and customer experience may be adversely affected.
As part of our strategic priorities, we are focused on expanding our customer base and transforming our salesforce to better serve a broader range of customers. Successfully executing this strategy requires significant investments in sales, support, systems, processes, and personnel, as well as effective organizational change management.
Scaling our operations to support a larger and more diverse customer base presents operational and execution risks. If we are unable to recruit, train, and retain sufficient sales and support personnel, or if changes to our sales processes, tools, and operating model do not perform as intended, we may experience operational inefficiencies, inconsistent customer engagement, delays in responding to customer needs, or reduced effectiveness of our sales efforts. In addition, expanding into new customer segments and geographies may increase complexity in managing customer relationships, product requirements, and support expectations. Failure to maintain a consistently high-quality customer experience during this period of growth could result in customer dissatisfaction, reputational harm, and reduced demand for our products.

Any inability to effectively scale our operations and salesforce, or to manage the associated organizational and operational challenges, could increase costs, limit our ability to achieve anticipated growth, and materially adversely affect our business, financial condition, and results of operations.
The failure to effectively transform our operating model, manage our expenses, and achieve expected cost reductions could adversely affect our business and financial results.
We are implementing initiatives intended to improve our operating model and productivity across key functions, with the goal of enhancing efficiency, strengthening our cost structure, and supporting long‑term growth. These efforts include changes to processes, systems, and organizational design, and depend on effective execution and sustained discipline in managing our expenses.
Transforming our operating model presents operational and execution risks. If the changes we implement do not perform as intended, take longer than expected, or create disruptions to ongoing activities, we may not achieve the anticipated cost reductions or productivity benefits. Expected savings are based on various assumptions, including stable business conditions and successful adoption of new processes and tools. Unexpected challenges, such as higher‑than‑anticipated operating costs or delays in executing planned changes, could reduce or offset the expected benefits.
If we do not effectively transform our operating model, manage our expenses, or realize the expected cost efficiencies, our cost structure may remain higher than planned, which could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Information Technology and Intellectual Property
Information security breaches may adversely affect our business.
We rely on our information technology systems, including third-party services, to effectively run our business. We may be subject to information security failures or breaches caused by social engineering, hacking, malicious software, acts of vandalism or terrorism, or other events. The risk of a cyberattack continues to increase given rapid advancements in technologies, as well as the proliferation of diplomatic and armed conflict throughout the world. Our security measures or those of our third-party service providers may not detect or prevent such breaches.
Cybersecurity threats are becoming increasingly sophisticated and frequent, with attackers employing new and varied methods such as ransomware, phishing, and advanced persistent threats. These threats pose significant risks to our operations and potentially to our customer's operations, including:
•disruption of operations, system outages, data corruption, and other disruptions, impacting our ability to deliver products and services to our customers,
•disruption of customer operations, system outages, data corruption, and other disruptions, impacting customer's ability to conduct their business,
•the distraction of management and diversion of information technology resources,
•theft of our intellectual property, including software source code, trade secrets, and other confidential business or proprietary information,
•financial losses through fraud, theft of assets, or the costs associated with responding to and mitigating the effects of an attack,
•reputation damage and loss of trust among stakeholders as a result of breaches of customer, vendor, or employee data,
•litigation, regulatory penalties, and increased compliance costs as a result of data breaches and cybersecurity incidents.
We have experienced cybersecurity incidents in the past; however, to date, these incidents have not had a material impact on our operations or financial results. Future cybersecurity incidents could have a material adverse effect on our business, reputation, financial condition, or operating results. We continuously invest in and enhance our cybersecurity measures, including employee training, incident response planning, and collaboration with third-party experts, to attempt to mitigate these risks.
Changes in laws or regulations relating to data privacy, data protection, or product security, or any actual or perceived failure by us to comply with such laws and regulations, could harm our business.
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
Regions and countries are introducing new laws and regulations regarding the cybersecurity of the products being sold in their markets, such as the European Union's Cyber Resilience Act and Network and Information Systems Directive 2, a European Union regulation aimed at strengthening cybersecurity across member states. Both of these regulations establish cybersecurity requirements for products, including secure software development practices, vulnerability management and reporting, incident response and lifecycle support obligations. These new laws introduce new requirements in product security and software development and our ability to comply with these requirements to prescribed timescales could result in additional cost, inhibit market access and sales, and adversely affect our business, financial condition, and operating results.
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
Changes in laws or regulations relating to artificial intelligence, data usage, or automated technologies, or any actual or perceived failure to develop, deploy, or govern such technologies responsibly, could harm our business.
Our development and use of AI, machine learning, and related technologies may subject us to evolving legal, regulatory, operational, and cybersecurity risks. AI technologies are increasingly subject to regulatory scrutiny in the United States and internationally, including under emerging frameworks such as the European Union’s AI Act, which may impose requirements related to transparency, bias mitigation, data governance, and ethical deployment. Compliance with these requirements, by us or our customers, may increase costs, delay product development or commercialization, or require significant changes to our technologies or business practices.
The use of data to train, validate, and improve AI models presents additional risks related to data privacy, security, intellectual property rights, and contractual limitations on data usage. In addition, the integration of AI into our products and systems may increase exposure to cybersecurity threats, system vulnerabilities, and reputational harm if our technologies fail to perform as intended or are perceived to be used inappropriately.
Because AI regulations and standards are rapidly evolving and may be inconsistent across jurisdictions, we may face challenges in anticipating and complying with future requirements, which could materially adversely affect our business, financial condition, results of operations, or reputation.
If we fail to successfully protect our intellectual property, our competitive position and operating results could suffer.
We rely on our proprietary software technology and hardware designs, as well as the technical expertise, creativity, and knowledge of our personnel and third parties, to maintain our position as a leading provider of machine vision products. Software piracy and reverse engineering may result in counterfeit products that are misrepresented in the market as Cognex products or pirated products that contain stolen technology, such as software. Although we use a variety of methods to protect our intellectual property, we rely most heavily on patent, trademark, copyright, and trade secret protection, as well as non-disclosure agreements with customers, suppliers, employees, and consultants. We also attempt to protect our intellectual property by restricting access to our proprietary information by a combination of technical and internal security measures. These measures, however, may not be adequate to:
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
A significant portion of our products is manufactured by a third-party contractor located in Indonesia. In recent years we have taken steps to broaden our manufacturing base to attempt to further mitigate risk, diversify our supply chain, and expand our production capacity. With the acquisition of Moritex, we began in-house manufacturing of optical components, such as lenses and lighting, in production plants located in China and Vietnam. In-house manufacturing exposes us to various risks that could adversely impact our business operations and financial condition, including, but not limited to, (i) the health and safety of our employees engaged in manufacturing; (ii) the storage, use, and transportation of hazardous materials utilized in the manufacturing process; and (iii) legal risks related to environmental protection and health and safety laws in all applicable jurisdictions. Although our third-party and in-house manufacturers have the ability to shift production to plants in other regions when operations in their primary plant are disrupted, production and test equipment located at the plant that is unique to the manufacture of Cognex products creates practical challenges to doing so in a timely manner. Furthermore, the loss of a key supplier, or failure of a key supplier to access necessary credit to operate its business or otherwise remain in business, could have a material adverse impact on our operating results. Changes and additions to our supply chain require considerable time and resources and involve significant risks and uncertainties, and we can provide no assurance of return on, or success of, such investments.
We also rely on our third-party and in-house manufacturers to meet delivery schedules. We have experienced, and may continue to experience, delays in the delivery of our products from our suppliers due to the impact of global supply chain challenges or other factors. For example, in 2022, our primary contract manufacturer experienced a fire at its plant in Indonesia which destroyed a significant amount of Cognex inventories. The fire resulted in delayed shipments, loss of sales, and higher-than-normal purchase costs to replenish component inventories, which adversely impacted our business, financial condition, and results of operations through the first half of 2023. Challenges in obtaining components and maintaining production resulted in delays in meeting our delivery schedules that, as a result, delayed deliveries to our customers past their requested delivery date. Delays in customer orders also can result in delayed revenue recognition or loss of business which can impact our operating results in a particular reporting period.
Our inability to obtain components for our products could adversely affect our operating results.
Certain key electronic and mechanical components, such as integrated circuit chips, are fundamental to the design of Cognex products. Due to the impact of global supply chain challenges and other factors, we have experienced, and may continue to experience, disruptions to the supply of components for our products that have resulted, and may continue to result, in higher purchase costs, higher delivery costs, and manufacturing delays. An escalation of the China-Taiwan conflict could also lead to challenges procuring integrated circuit chips from Taiwan-based vendors that are fundamental to the design of our products.
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
At different times over the past few years, we have had one customer that represented a material portion of our total revenue. Large customers may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of sales from other customers. In addition, large customers may receive preferred pricing and a higher level of support, which may lower our gross margin. Furthermore, in certain instances, due to long supplier lead times, we may purchase inventory in advance of receipt of a large customer purchase order, which exposes us to an increased risk of excess or obsolete inventory and resulting charges. The loss of, or curtailment of purchases by, any one or more of our large customers, has had, and could in the future have a material adverse effect on our operating results.
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
As of December 31, 2025, we had approximately $379 million of debt securities in our investment portfolio. These debt securities are reported at fair value, with unrealized gains and losses, net of tax, included in shareholders’ equity as other comprehensive income (loss). As of December 31, 2025, our portfolio of debt securities had a net unrealized gain of $2,787,000. Included in this net gain, were gross unrealized losses totaling $529,000, of which $456,000 related to debt securities in a loss position for greater than twelve months. Management monitors its debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer that would be reported in current operations. While management currently intends to hold these securities to full value recovery at maturity, we may determine to sell these securities prior to maturity to fund our operations, complete acquisitions, or for other purposes, which may result in a loss. It is our policy to invest in investment-grade debt securities that minimize our exposure to credit losses; however, no assurances can be made that we will not incur credit losses with respect to our securities portfolio.

As of December 31, 2025, we had approximately $81 million in acquired intangible assets, consisting primarily of customer relationships and completed technologies. The majority of these intangible assets were recorded in 2023 when Cognex acquired Moritex. These assets are susceptible to changes in fair value due to a decrease in the historical or projected cash flows from the use of these assets, which may be negatively impacted by economic trends. We evaluate long-lived assets for impairment annually each fourth quarter and whenever events or changes in circumstances, referred to as "triggering events," indicate the carrying value may not be recoverable. If we determine that any of these investments or intangible assets are impaired, we will be required to take a related charge that could have a material adverse effect on our operating results.
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
Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world. Unfavorable economic conditions, such as inflation, slower growth or recession, higher interest rates, tighter credit, and labor shortages, may cause companies to delay or reduce spending for automation projects, including those with machine vision, amid weaker general manufacturing confidence and heightened uncertainty around global trade. Furthermore, customer confidence and capital investment can be materially adversely impacted as a result of financial market volatility, negative financial news, declines in income or asset values, tariffs and trade wars, energy shortages and cost increases, labor and healthcare costs, and other global economic conditions. When global economic conditions are unfavorable, our revenue and our ability to generate operating profits could be materially adversely affected.
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
As of December 31, 2025, we had approximately $642 million in cash and investments. In addition, we have no long-term debt. We believe that our strong cash position enhances our ability to weather any future economic downturns. Nevertheless, our operating results have been materially adversely affected in the past, and could be materially adversely affected in the future, as a result of unfavorable economic conditions and reduced capital spending by manufacturers and logistics companies worldwide.
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
Regulators, investors, customers, and other stakeholders may focus on environmental, social, and governance disclosures relating to business activities. Performance in this area is driven by transparency, goal setting, and third-party opinion. Any failure, or perceived failure, to further our initiatives, adhere to our public statements, comply with federal, state, or international environmental, social, and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could adversely affect our business, reputation, financial condition, operating results, stock price, and ability to operate in certain geographic regions.
Responding to changing environmental, social, and governance expectations and the implementation or modification of associated initiatives involves risks and uncertainties, may require investments, and may depend in part on third-party performance or data that is outside of our control. As stakeholder expectations and priorities continue to change, we cannot guarantee that we will achieve our environmental, social, and governance goals or commitments.
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
From time to time, we may be subject to various claims, demands, and lawsuits by competitors, shareholders, customers, distributors, patent trolls, former employees, or other parties arising in the ordinary course of business, including lawsuits charging patent infringement, or claims and lawsuits instituted by us to protect our intellectual property and confidential information, or for other reasons. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. In addition, activist investors may seek to influence our business strategy, capital allocation, governance, or leadership. While we evaluate all shareholder input, such activities can create increased costs, disruption, or uncertainty, including potential public campaigns, proxy contests, or proposals that may not align with our long-term objectives. These situations could divert management’s focus, lead to volatility in our stock price, and have a material adverse effect on our operating results and ability to execute our strategic plan.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 1C: CYBERSECURITY
Cybersecurity Risk Management
As part of our overall “Enterprise Risk Management” program, the Company has implemented a cybersecurity risk management program that is informed by recognized industry standards and frameworks. Our cybersecurity risk management program includes a number of components, including information security program assessments, penetration testing, and threat simulation exercises that are conducted periodically by both internal and external resources, such as cybersecurity industry vendors, consultants, and auditors, as well as continuous monitoring of critical risks from cybersecurity threats using automated tools. During onboarding and periodically thereafter, we conduct trainings for the Company’s employees and contractors about cybersecurity risks, including sending test phishing emails for training purposes to all users of the Company’s email system.
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
Governance
Our cybersecurity risk management program and related operations and processes are managed by our Information Security team (the “IS Team”), which is led by the Senior Director of Information Security and supported by internal resources and external vendors, auditors, and consulting engagements when appropriate. The Senior Director of Information Security role is currently held by an individual who has over twenty years of experience managing information security programs. The IS Team is responsible for assessing risks from cybersecurity threats, including their potential business impact and likelihood of occurrence, as well as implementing risk mitigations and remediations.
The IS Team provides reports on cybersecurity risk management processes to the Chief Financial Officer and other leaders of the Company on a quarterly basis, or as potentially critical risks from cybersecurity threats or incidents arise.
The IS Team provides reports on a semi-annual basis to the Audit Committee, which oversees cybersecurity risks pursuant to the Audit Committee Charter. The Audit Committee periodically reports on cybersecurity risk management to the full Board of Directors of the Company (the "Board"). The IS team also provides an annual direct report on cybersecurity risk management to the Board. The Board, as a whole and through its committees, has responsibility for the oversight of risk management.

ITEM 2: PROPERTIES
In 1994, Cognex purchased and renovated a 100,000 square-foot building located in Natick, Massachusetts that serves as our corporate headquarters and is occupied by employees primarily in research, development, and engineering, marketing, service, manufacturing and quality assurance, and administration functions. In 1997, Cognex completed construction of a 50,000 square-foot addition to this building.
In 1995, Cognex purchased an 83,000 square-foot office building adjacent to our corporate headquarters that is occupied by employees primarily in administration functions.
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
In connection with the acquisition of Moritex, we acquired a 162,000 square-foot building in Shenzhen, China and assumed a lease agreement for a 22,000 square-foot building in Bac Ninh, Vietnam, both of which serve as production plants for optical components.
In December 2025, we sold the 19,000 square-foot building adjacent to our corporate headquarters and the underlying land for approximately $7 million which resulted in approximately a $5 million gain on the sale of assets. This building was previously used as a training center for our sales function. Our new training center will be located inside our corporate headquarters.
Cognex conducts certain of its operations in other leased facilities, predominantly research, development, and engineering, sales, and administration functions. These lease agreements expire at various dates through 2035. Certain of these leases contain renewal options, leasehold improvement incentives, retirement obligations, escalation clauses, rent holidays, and variable payments tied to a consumer price index.
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

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Stock Market LLC, under the symbol CGNX. As of February 1, 2026, there were approximately 600 shareholders of record of the Company’s common stock. The Company believes the number of beneficial owners of the Company’s common stock on that date was substantially greater.
In March 2022, the Board authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in prior years, the Company repurchased 1,723,000 shares at a cost of $79,794,000 in 2023, 1,711,000 shares at a cost of $67,085,000 in 2024, and 4,234,000 shares at a cost of $151,233,000 in 2025, leaving a remaining balance of $115,020,000 as of December 31, 2025. On February 11, 2026, the Board authorized the repurchase of an additional $500,000,000 of the Company's common stock upon completion of the Program.
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
The following table sets forth information with respect to purchases by the Company of shares of its common stock pursuant to the Program during each fiscal month of the fourth quarter of 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2025 - October 26, 2025	—	—	—	140,020,000
October 27, 2025 - November 23, 2025	640,522	39.03	640,522	115,020,000
November 24, 2025 - December 31, 2025	—	—	—	115,020,000
Total	640,522	$—	640,522	$115,020,000

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
The Board declared and paid cash dividends of $0.070 per share in the first, second, and third quarters of 2023, $0.075 per share in the fourth quarter of 2023 and in the first, second, and third quarters of 2024, and $0.080 per share in the fourth quarter of 2024 and in the first, second, and third quarters of 2025. The dividend was increased to $0.085 per share in the fourth quarter of 2025.
Total dividends paid were $54,627,000 in 2025, $52,329,000 in 2024, and $49,079,000 in 2023. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.

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

*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
	12/20	12/21	12/22	12/23	12/24	12/25
Cognex Corporation	100.00	97.15	59.16	52.75	45.66	46.23
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Stocks	100.00	93.34	50.66	33.68	33.18	44.25
(SIC 3820-3829 U.S. Companies) Lab Apparatus & Analyt, Opt, Measuring, and Controlling Instrument)

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Readers can identify these forward-looking statements by our use of the words "expects," "anticipates," "estimates," "potential," "believes," "projects," "intends," "plans," "aims," "will," "may," "shall," "could," "should," "opportunity," "goal," "objective," "target," "milestone" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, financial targets, milestones and related timing expectations, the impacts of our strategic portfolio review, the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities including our salesforce transformation, new product offerings, innovation and product development activities, customer acceptance of our products, commercial partnerships, capital expenditures, cost management activities including expected annualized operating expense reductions, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses, changes in tax legislation, and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees and effectively plan for succession including managing the transition of our Chief Executive Officer, while maintaining our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars and conflicts involving Ukraine and Israel and those that may arise in the future in the geographies where we conduct business; (6) the challenges in integrating and achieving expected results from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) the inability to effectively scale our operations and salesforce to support a significantly expanded customer base; (9) information security breaches and other cybersecurity threats; (10) the failure to comply with laws or regulations relating to data privacy, data protection, AI, or other automated technologies; (11) the inability to protect our proprietary technology and intellectual property; (12) the inability to manage direct and indirect disruptions to our supply chain, which could cause delays in obtaining components for our products at reasonable prices; (13) the failure to manufacture and deliver products in a timely manner; (14) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices; (15) the inability to design and manufacture high-quality products; (16) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive industries; (17) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) unfavorable global economic conditions, including, without limitation, increases in interest rates, elevated inflation rates, and recession risks; (22) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (23) stock price volatility; (24) our involvement in time-consuming and costly litigation or activist shareholder activities; and (25) the failure to effectively transform our operating model, manage our expenses, and achieve expected cost reductions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of this Annual Report on Form 10-K. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
EXECUTIVE OVERVIEW
Cognex makes advanced machine vision easy, paving the way for manufacturing and distribution companies to become faster, smarter, and more efficient through automation. We are a global technology leader in industrial machine vision systems that seek to improve efficiency and help solve critical manufacturing and distribution challenges, providing support across a diverse set of industrial end markets. In addition to revenue derived from the sale of machine vision products, the Company also generates revenue by providing maintenance and support, consulting, and training services to its customers; however, service revenue accounted for less than 10% of total revenue for all periods presented.
Machine vision is used in a variety of industries where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision. This results in a broad base of potential customers across a variety of industries, including logistics, consumer electronics, automotive, packaging, and semiconductor.
In 2025, revenue was $994,359,000, representing an increase of 9% over the prior year. The increase was primarily due to higher revenue from the logistics and consumer electronics industries.
Gross margin was 67% in 2025 compared to 68% in 2024. The decrease was primarily due to higher charges for excess and obsolete inventory.
Operating expenses decreased 2% over the prior year primarily due to savings from cost management, including headcount reductions. The decrease was partially offset by higher incentive compensation accruals due to stronger business performance, as well as the unfavorable impact of foreign currency exchange rates.
Operating income increased to 16% of revenue in 2025 compared to 13% of revenue in 2024 due to the leverage achieved from revenue growth on lower operating expenses. Net income was 12% of revenue, or $0.68 per share, in 2025 compared to 12% of revenue, or $0.62 per share, in 2024. Net income as a percentage of revenue remained flat, as the operating leverage was offset by an increase in income tax expense driven by a $33 million discrete tax expense accrued in 2025 in connection with the enactment of United States tax legislation known as the One Big Beautiful Bill Act ("OBBBA") (refer to Note 18 to the Consolidated Financial Statements).
The following table sets forth certain consolidated financial data as a percentage of revenue:

	Year Ended December 31,
	2025(1)	2024(1)	2023(1)
Revenue	100%	100%	100%
Cost of revenue	33	32	28
Gross profit	67	68	72
Research, development, and engineering expenses	14	15	17
Selling, general, and administrative expenses	37	41	40
Loss (recovery) from fire	—	—	(1)
Operating income	16	13	16
Non-operating income	2	2	1
Income before income tax expense	18	14	16
Income tax expense	7	3	3
Net income	12%	12%	14%
(1) Amounts may not total properly due to rounding.
RESULTS OF OPERATIONS
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue
Revenue was $994,359,000 in 2025 compared to $914,515,000 in 2024, representing an increase of 9%. The increase was driven primarily by higher revenue from the logistics and consumer electronics industries. The Company recognized $13 million of one-time revenue during 2025 related to a strategic channel partnership in the medical lab automation industry upon the transfer of software access and inventories to this partner. The favorable impact of foreign currency exchange rates also contributed to the increase. These increases were partially offset by continued weakness in the automotive industry.

The following table sets forth our disaggregated revenue information by geographic area based on the customers' country of domicile (in thousands) for the years ended December 31, 2025 and 2024.

	Twelve-months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change
Americas	$407,288	$350,155	$57,133	16%
Percentage of total revenue	41%	38%
Europe	$251,638	$217,880	$33,758	15%
Percentage of total revenue	25%	24%
Greater China	$158,456	$164,147	$(5,691)	(3)%
Percentage of total revenue	16%	18%
Other Asia	$176,977	$182,333	$(5,356)	(3)%
Percentage of total revenue	18%	20%
Total revenue	$994,359	$914,515	$79,844	9%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 16% from the prior year. The increase came from all major industries outside of automotive, with particularly strong growth in logistics driven by increased sales to our large e-commerce customers. One-time revenue from our new strategic channel partnership mentioned above, which primarily impacted the Americas region, also contributed to the increase.
•Revenue from customers based in Europe increased by 15% from the prior year. The increase was primarily due to procurement changes made by consumer electronics customers to shift their purchases from entities based in China to Europe. Improved trends in the packaging industry during 2025 and the favorable impact of foreign currency exchange rates also contributed to the increase. These increases were partially offset by weakness in the automotive industry.
•Revenue from customers based in Greater China decreased by 3% from the prior year. The procurement change in Europe mentioned above, as well as shifts in business from consumer electronics customers from China to the Other Asia region, negatively impacted results for the current year. These negative impacts were partially offset by broader growth within the consumer electronics customer base, excluding the regional purchasing shifts, as well as higher revenue from customers in the semiconductor industry.
•Revenue from other countries in Asia decreased by 3% from the prior year. Although Other Asia regions benefited from the shift in consumer electronics business out of China noted above, this benefit was offset by the impact of recording an additional month of Moritex revenue in 2024 to eliminate the one-month lag in consolidating Moritex financial results that had been in place since the acquisition in 2023. Weakness in automotive also contributed to the decrease.
Gross Profit
The following table sets forth our gross profit (in thousands) for the years ended December 31, 2025 and 2024.

	Twelve-months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change

Gross profit	$665,393	$625,794	$39,599	6%
Percentage of total revenue	67%	68%
Gross margin decreased to 67% in 2025 compared to 68% in 2024. The decrease was primarily due to a $13 million charge recorded in the fourth quarter of 2025 for excess and obsolete inventory following a comprehensive strategic product portfolio review under our new leadership team. As part of this strategic review, the Company is reducing focus on certain legacy products, which increased the risk of excess and obsolete inventory. Less favorable industry mix and the impact from tariffs also contributed to the gross margin decline. These decreases were partially offset by the favorable impact of higher revenue volume, as well a relatively higher margin from the one-time revenue from our new strategic channel partnership mentioned above.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the years ended December 31, 2025 and 2024.

	Twelve-months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change

Research, development, and engineering expenses	$138,970	$139,815	$(845)	(1)%
Percentage of total revenue	14%	15%
Selling, general, and administrative expenses	$363,857	$370,914	$(7,057)	(2)%
Percentage of total revenue	37%	41%
Total operating expenses	$502,827	$510,729	$(7,902)	(2)%
Percentage of total revenue	51%	56%
Research, Development, and Engineering Expenses
Research, development, and engineering ("RD&E") expenses in 2025 decreased by 1% from the prior year. The decrease was primarily due to savings from cost management, including a reduction in RD&E headcount. The decrease was partially offset by higher incentive compensation accruals due to stronger business performance and the unfavorable impact of foreign currency exchange rates.
RD&E expenses as a percentage of revenue were 14% in 2025 compared to 15% in 2024. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. Our move towards unified software architecture across various products lines over the last few years enabled us to deliver innovation with less RD&E expenses as a percentage of revenue. These percentages are additionally impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative ("SG&A") expenses in 2025 decreased by 2% from the prior year. The decrease was primarily due to savings from cost management, including a reduction in SG&A headcount, and lower stock-based compensation expenses. These decreases were partially offset by higher incentive compensation accruals due to stronger business performance and the unfavorable impact of foreign currency exchange rates.
Actions related to optimizing our operating model are expected to deliver an additional $35 to $40 million in annualized operating expense reductions by the end of 2026.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the years ended December 31, 2025 and 2024.

	Twelve-months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change
Foreign currency gain (loss)	$(4,082)	$1,531	$(5,613)	(367)%
Investment income	$16,950	$13,971	$2,979	21%
Other income (expense)	$7,368	$922	$6,446	699%
Total non-operating income (expense)	$20,236	$16,424	$3,812	23%
Foreign currency gains and losses in each year resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income increased by $2,979,000, or 21%, from the prior year primarily due to higher yields on the Company's portfolio of debt securities.
Other income (expense) increased by $6,446,000 from the prior year primarily due to a $5,053,000 gain on the sale of the 19,000 square-foot building adjacent to our corporate headquarters and the underlying land. This building was previously used as a training center for our sales function. Our new training center will be located inside our corporate headquarters.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the years ended December 31, 2025 and 2024.

	Twelve-months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change
Income before income tax expense	$182,802	$131,489	$51,313	39%
Income tax expense	$68,360	$25,318	$43,042	170%
Effective income tax rate	37%	19%
The Company’s effective tax rate was 37% in 2025 and 19% in 2024. The Company recorded net discrete tax expenses of $36,533,000 in 2025 and $5,731,000 in 2024.
On July 4, 2025, the OBBBA was enacted in the United States. OBBBA modifies certain international tax provisions such as the tax on Global Intangible Low Taxed Income ("GILTI") and renames GILTI as Net CFC Tested Income ("NCTI"). The Company records NCTI taxes on a deferred basis, and as a result of OBBBA's enactment, accrued a discrete tax expense of $33,237,000 to increase its deferred tax liability during 2025, increasing the Company's effective tax rate significantly. The legislation is expected to result in a full-year cash tax benefit estimated between $12 million and $15 million, primarily driven by the Company's ability to immediately expense research and development costs. However, this benefit does not directly impact the Company's effective tax rate.
Excluding the impact of discrete tax items, which primarily consisted of the OBBBA discrete tax expense of $33,237,000 mentioned above, the Company's effective tax rate was 17% in 2025 and 15% in 2024. The year-over-year increase was primarily due to more of the Company's profits taxed in relatively higher tax rate jurisdictions.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of the Company’s fiscal 2024 results compared to fiscal 2023, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $642,301,000 as of December 31, 2025. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.
Operating Activities
Net cash provided by operating activities totaled $245,514,000 in 2025 and $149,081,000 in 2024. The increase in operating cash flow from the prior year was primarily driven by stronger business performance and optimization of working capital.
Investing Activities
Net cash provided by (used in) investing activities totaled $28,016,000 in 2025 and $(38,969,000) in 2024. The shift from net cash outflows in the prior year to inflows in the current year was due to the timing of when investments matured and were reinvested in each year, with a high percentage of our investment portfolio maturing during 2024. In 2025, certain investments that matured were reinvested in cash equivalents to maintain liquidity for our stock repurchase program.
Investing activities also included capital expenditures that totaled $8,743,000 in 2025 and $15,043,000 in 2024, which consisted primarily of investments in business systems, test equipment related to new product introductions, and building and leasehold improvements in both years. The decrease in capital expenditures from 2024 was primarily due to the timing of planned business systems projects associated with our sales processes.
On December 12, 2025, the Company sold the 19,000 square-foot building adjacent to our corporate headquarters and the underlying land, which resulted in proceeds of $6,704,000 and contributed to cash provided by investing activities.

Financing Activities
Net cash used in financing activities totaled $206,693,000 in 2025 and $118,420,000 in 2024. These activities primarily consisted of common stock repurchases and dividend payments in both periods presented. The increase in net cash used in financing activities from the prior period was driven by an increase in common stock repurchases to offset dilution from employee stock awards.
As discussed in Item 5 - Market for Registrant's Common Equity Related Stockholder Matters, and Issuer Purchases of Equity Securities, in March 2022, the Board authorized the Program, providing for the repurchase of $500,000,000 of the Company's common stock. Under the Program, in addition to repurchases made in other periods, the Company repurchased 4,234,000 shares at a cost of $151,233,000 in 2025, leaving a remaining balance of $115,020,000 as of December 31, 2025. On February 11, 2026, the Board authorized the repurchase of an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Board declared and paid cash dividends of $0.080 per share in the first, second, and third quarters of 2025 and $0.085 per share in the fourth quarter of 2025, totaling $54,627,000 in 2025. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of December 31, 2025, the Company had inventory purchase commitments of $57,690,000, with the majority payable within twelve months, and lease payment obligations of $93,418,000, with $15,843,000 payable within twelve months. As of December 31, 2025, the Company accrued incentive compensation payments of $35,688,000 that were earned during 2025, with the majority payable in the first quarter of 2026.
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
The Company accounts for the impact of Net CFC Tested Income (NCTI), formally known as Global Intangible Low-Taxed Income (GILTI), minimum tax in deferred taxes.
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
The Company enters into economic hedges utilizing foreign currency forward contracts with maturities of generally up to three months but not greater than one year to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables.

The Company had the following outstanding forward contracts as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025				December 31, 2024
Currency	Notional Value	USD Equivalent	High Rate	Low Rate	Notional Value	USD Equivalent	High Rate	Low Rate
Derivatives Not Designated as Hedging Instruments:
Mexican Peso	160,000	$8,881	18.02	18.02	220,000	$10,701	20.56	20.56
Hungarian Forint	2,500,000	7,600	328.95	328.95	2,360,000	5,951	396.59	396.59
Korean Won	9,000,000	6,239	1,442.50	1,442.50	—	—	—	—
British Pound	4,000	5,383	0.7432	0.7432	3,200	4,008	0.7983	0.7983
Indian Rupee	400,000	4,436	90.17	90.17	—	—	—	—
Chinese Renminbi	20,000	2,865	6.98	6.98	95,000	12,990	7.31	7.31
Japanese Yen	400,000	2,563	156.04	156.04	2,000,000	12,789	156.52	156.52
Singapore Dollar (1)	—	—	—	—	40,000	29,457	1.36	1.36
Euro	—	—	—	—	25,000	26,029	0.9605	0.9605
Swiss Franc	—	—	—	—	2,200	2,432	0.9047	0.9047
Canadian Dollar	—	—	—	—	2,000	1,390	1.44	1.44
(1) In January 2026, the Company entered into a forward contract for the Singapore Dollar with a notional value of S$34 million and a USD equivalent of $27 million, with a high and low rate of 1.24.
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
The Company’s functional currency/reporting currency exchange rate exposures result from revenues and expenses that are denominated in currencies other than the U.S. Dollar. In addition to the U.S. Dollar, a significant portion of our revenues and expenses are denominated in the Euro and Chinese Renminbi, and to a lesser extent the Japanese Yen, Korean Won, Indian Rupee, and Mexican Peso. We estimate that approximately 50% of our sales in 2025 were invoiced in currencies other than the U.S. Dollar, and we expect sales denominated in foreign currencies to continue to represent a significant portion of our total revenue. While we also have expenses denominated in these same foreign currencies, the impact on revenues has historically been, and is expected to continue to be, greater than the offsetting impact on expenses. Therefore, in times when the U.S. Dollar strengthens in relation to these foreign currencies, we would expect to report a net decrease in operating income. Conversely, in times when the U.S. Dollar weakens in relation to these foreign currencies, we would expect to report a net increase in operating income. Thus, changes in the relative strength of the U.S. Dollar may have a material impact on our operating results.
Interest Rate Risk
The Company’s investment portfolio of debt securities includes corporate bonds, treasury notes, and asset-backed securities. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value. As of December 31, 2025, the fair value of the Company’s portfolio of debt securities amounted to $379,376,000, with amortized cost amounts totaling $376,589,000, maturities that do not exceed five years, and a yield to maturity of 4.19%. Differences between the fair value and principal amounts of the Company’s portfolio of debt securities are primarily attributable to discounts and premiums arising at the acquisition date, as well as unrealized gains and losses as of the balance sheet date. Management currently intends to hold these securities to full value recovery at maturity.
It is the Company’s policy to invest in debt securities with maturities that do not exceed five years. As of December 31, 2025, 72% of the investment portfolio had effective maturity dates of less than three years. Given the relatively short maturities and investment-grade quality of the Company’s portfolio of debt securities as of

December 31, 2025, we do not expect a sharp rise in interest rates to have a material adverse effect on the fair value of these instruments. As a result, the Company does not currently hedge these interest rate exposures.
The following table presents the hypothetical change in the fair value of the Company’s portfolio of debt securities arising from selected potential changes in interest rates (in thousands). This modeling technique measures the change in fair value that would result from a parallel shift in the yield curve plus or minus 50 and 100 basis points (BP) over a twelve-month time horizon.

Type of security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
	(100 BP)	(50 BP)		50 BP	100 BP
Corporate bonds	$351,484	$348,418	$345,351	$342,284	$339,218
Treasury notes	30,373	30,108	29,843	29,578	29,313
Asset-backed securities	4,256	4,219	4,182	4,144	4,107
	$386,113	$382,745	$379,376	$376,006	$372,638

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cognex Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition – Application-Specific Customer Solutions
As described further in Notes 1 and 14 to the consolidated financial statements, the Company recognizes revenue from application-specific customer solutions. For these transactions, revenue is recognized at the point in time when the solution is validated, which is when the Company can reasonably determine that the agreed-upon specifications in the contract have been met and that the customer will accept the performance obligation in the contract. We identified revenue recognition related to application-specific customer solutions as a critical audit matter
The principal consideration for our determination that revenue recognition related to application-specific customer solutions is a critical audit matter is management’s use of significant judgment in determining when the solution is validated, which requires a higher degree of auditor judgment in designing, executing and evaluating the results of audit procedures. Accounting for application-specific customer solutions requires the Company to monitor and evaluate customer contracts on an ongoing basis to determine the point in time at which the solution is validated, which triggers revenue recognition.

Our audit procedures related to the revenue recognition of application-specific customer solutions included the following, among others.

•We tested the design and operating effectiveness of internal controls related to the monitoring of application-specific customer solution contracts, determination of validation and the timing of revenue recognition.
•We evaluated management’s significant accounting policies related to these customer contracts for appropriate revenue recognition based on the key terms and provisions.
•For a sample of contracts, we inspected source documents, including the customer contract or purchase order, third-party shipping information, invoice, and evidence of validation or acceptance to support the timing of revenue recognition.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Boston, Massachusetts
February 12, 2026

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)

Revenue	$994,359	$914,515	$837,547
Cost of revenue	328,966	288,721	236,306
Gross profit	665,393	625,794	601,241
Research, development, and engineering expenses	138,970	139,815	139,400
Selling, general, and administrative expenses	363,857	370,914	339,139
Loss (recovery) from fire (Note 22)	—	—	(8,000)
Operating income	162,566	115,065	130,702
Foreign currency gain (loss)	(4,082)	1,531	(10,039)
Investment income	16,950	13,971	14,093
Other income (expense)	7,368	922	592
Income before income tax expense	182,802	131,489	135,348
Income tax expense	68,360	25,318	22,114
Net income	$114,442	$106,171	$113,234

Net income per weighted-average common and common-equivalent share:
Basic	$0.68	$0.62	$0.66
Diluted	$0.68	$0.62	$0.65

Weighted-average common and common-equivalent shares outstanding:
Basic	168,049	171,438	172,249
Diluted	169,367	172,611	173,399

Cash dividends per common share	$0.325	$0.305	$0.286

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$114,442	$106,171	$113,234
Other comprehensive income (loss), net of tax:

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $1,885, $1,245, and $4,389 in 2025, 2024, and 2023, respectively	5,961	3,809	10,507
Reclassification of net realized (gain) loss into current operations	(156)	8	1,954
Net change related to available-for-sale investments	5,805	3,817	12,461

Foreign currency translation adjustments:
Foreign currency translation adjustments	13,476	(31,258)	11,500
Net change related to foreign currency translation adjustments	13,476	(31,258)	11,500

Other comprehensive income (loss), net of tax	19,281	(27,441)	23,961
Total comprehensive income (loss)	$133,723	$78,730	$137,195

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$262,925	$186,094
Current investments, amortized cost of $74,050 and $60,725 in 2025 and 2024, respectively, allowance for credit losses of $0 in 2025 and 2024	74,037	59,956
Accounts receivable, allowance for credit losses of $728 and $827 in 2025 and 2024, respectively	146,713	143,359
Unbilled revenue	16,980	3,055
Inventories	137,889	157,527
Prepaid expenses and other current assets	58,702	63,376
Total current assets	697,246	613,367
Non-current investments, amortized cost of $302,539 and $345,033 in 2025 and 2024, respectively, allowance for credit losses of $0 in 2025 and 2024	305,339	340,898
Property, plant, and equipment, net	86,015	98,445
Operating lease assets	72,310	67,326
Goodwill	386,279	384,937
Intangible assets, net	81,100	90,684
Deferred income taxes	383,272	392,166
Other assets	4,994	5,027
Total assets	$2,016,555	$1,992,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,203	$38,046
Accrued expenses	91,397	71,760
Accrued income taxes	9,141	25,685
Deferred revenue and customer deposits	21,094	25,035
Operating lease liabilities	11,716	8,854
Total current liabilities	183,551	169,380
Non-current operating lease liabilities	64,870	61,363
Deferred income taxes	250,512	217,155
Reserve for income taxes	24,269	26,365
Other liabilities	1,452	1,082
Total liabilities	524,654	475,345

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value - Authorized: 400 shares in 2025 and 2024, respectively, no shares issued and outstanding	—	—
Common stock, $0.002 par value – Authorized: 300,000 shares in 2025 and 2024, respectively, issued and outstanding: 166,997 and 170,434 shares in 2025 and 2024, respectively	334	341
Additional paid-in capital	1,138,708	1,090,638
Retained earnings	406,355	499,303
Accumulated other comprehensive loss, net of tax	(53,496)	(72,777)
Total shareholders’ equity	1,491,901	1,517,505
Total liabilities and shareholders' equity	$2,016,555	$1,992,850

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$114,442	$106,171	$113,234
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	48,517	52,443	54,768
Depreciation of property, plant, and equipment	20,289	21,271	17,270
Loss (gain) on disposal of property, plant, and equipment	164	88	229
Gain from sale of training center property	(5,053)	—	—
Amortization of intangible assets	10,504	11,418	4,610
Excess and obsolete inventory charges	15,643	2,505	3,775
Fair value adjustment on acquired inventories (Note 21)	—	1,224	2,829
Amortization of discounts or (premiums) on investments	(731)	306	1,745
Realized (gain) loss on sale of investments	(156)	8	1,954
Change in deferred income taxes	40,147	(21,507)	(19,779)
Changes in operating assets and liabilities:
Accounts receivable	(1,358)	(32,128)	23,346
Unbilled revenue	(13,869)	(693)	(255)
Inventories	4,863	(1,253)	(22,591)
Prepaid expenses and other current assets	5,655	1,514	2,469
Accounts payable	11,707	18,352	(13,744)
Accrued expenses	15,957	2,916	(35,309)
Accrued income taxes	(16,806)	(9,278)	(16,745)
Deferred revenue and customer deposits	(4,178)	(6,216)	(9,122)
Other	(223)	1,940	4,232
Net cash provided by operating activities	245,514	149,081	112,916
Cash flows from investing activities:
Purchases of investments	(290,224)	(850,852)	(184,056)
Maturities and sales of investments	320,279	828,370	496,462
Proceeds from sale of training center property	6,704	—	—
Purchases of property, plant, and equipment, net of proceeds from disposals	(8,743)	(15,043)	(23,077)
Net payments related to business acquisitions (Note 21)	—	(1,444)	(257,056)
Net cash provided by (used in) investing activities	28,016	(38,969)	32,273
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	(445)	994	3,268
Repurchase of common stock	(151,233)	(67,085)	(79,794)
Payment of excise tax on prior year common stock repurchases	(388)	—	—
Payment of dividends	(54,627)	(52,329)	(49,079)
Net cash used in financing activities	(206,693)	(118,420)	(125,605)
Effect of foreign exchange rate changes on cash and cash equivalents	9,994	(8,253)	1,697
Net change in cash and cash equivalents	76,831	(16,561)	21,281
Cash and cash equivalents at beginning of year	186,094	202,655	181,374
Cash and cash equivalents at end of year	$262,925	$186,094	$202,655

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands)	Shares	Par Value
Balance as of December 31, 2022	172,631	$345	$979,167	$528,179	$(69,297)	$1,438,394
Net issuance of common stock under stock plans	691	1	3,267	—	—	3,268
Repurchase of common stock	(1,723)	(3)	—	(79,791)	—	(79,794)
Stock-based compensation expense	—	—	54,768	—	—	54,768
Payment of dividends ($0.286 per common share)	—	—	—	(49,079)	—	(49,079)
Net income	—	—	—	113,234	—	113,234
Net unrealized gain (loss) on available-for-sale investments, net of tax of $4,389	—	—	—	—	10,507	10,507
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	1,954	1,954
Foreign currency translation adjustment	—	—	—	—	11,500	11,500
Balance as of December 31, 2023	171,599	$343	$1,037,202	$512,543	$(45,336)	$1,504,752
Net issuance of common stock under stock plans	546	1	993	—	—	994
Repurchase of common stock	(1,711)	(3)	—	(67,082)	—	(67,085)
Stock-based compensation expense	—	—	52,443	—	—	52,443
Payment of dividends ($0.305 per common share)	—	—	—	(52,329)	—	(52,329)
Net income	—	—	—	106,171	—	106,171
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,245	—	—	—	—	3,809	3,809
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	(31,258)	(31,258)
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	797	2	(447)	—	—	(445)
Repurchase of common stock	(4,234)	(9)	—	(151,224)	—	(151,233)
Excise tax on repurchase of common stock	—	—	—	(1,539)	—	(1,539)
Stock-based compensation expense	—	—	48,517	—	—	48,517
Payment of dividends ($0.325 per common share)	—	—	—	(54,627)	—	(54,627)
Net income	—	—	—	114,442	—	114,442
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,885	—	—	—	—	5,961	5,961
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(156)	(156)
Foreign currency translation adjustment	—	—	—	—	13,476	13,476
Balance as of December 31, 2025	166,997	$334	$1,138,708	$406,355	$(53,496)	$1,491,901

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies
The accompanying consolidated financial statements reflect the application of the significant accounting policies described below.
Nature of Operations
Cognex Corporation (the "Company" or "Cognex") makes advanced machine vision easy, paving the way for manufacturing and distribution companies to become faster, smarter, and more efficient through automation. The Company is a global technology leader in industrial machine vision systems that improve efficiency and solve critical manufacturing and distribution challenges, providing products and services across a diverse set of industrial end markets.
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
Cash, Cash Equivalents, and Investments
Money market instruments, as well as debt securities with original maturities of three months or less, are classified as cash equivalents and are stated at amortized cost. Debt securities with original maturities greater than three months and remaining maturities of one year or less are classified as current investments. Debt securities with remaining maturities greater than one year are classified as non-current investments. Bonds with call options are classified based on their original maturity date and asset-backed securities are classified based on their effective maturity date taking into account the expected timing of the underlying payments used as collateral. It is the Company’s policy to invest in debt securities with maturities that do not exceed five years.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Internal-use Software
Internal-use software is software acquired, internally developed, or modified solely to meet the Company's internal needs, and during the software's development no substantive plan exists to sell the software. The accounting treatment for computer software developed for internal use depends on the nature of activities performed at each stage of development. The preliminary project stage includes conceptual formulation of design alternatives, determination of system requirements, vendor demonstrations, and final selection of vendors, and during this stage costs are expensed as incurred. The application development stage includes software configuration, coding, hardware installation, and testing. During this stage, certain costs are capitalized, if material, including external direct costs of materials and services, as well as payroll and payroll-related costs for employees who are directly associated with the project, while certain costs are expensed as incurred, including training and data conversion costs. The post-implementation stage includes support and maintenance, and during this stage costs are expensed as incurred.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill is stated at cost. The Company evaluates the potential impairment of goodwill annually at the beginning of each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company performs a qualitative assessment of goodwill to determine whether further impairment testing is necessary. Factors that management considers in this assessment include general economic and industry conditions, overall financial performance (both current and projected), changes in strategy, changes in the composition or carrying amount of net assets, and market capitalization. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to perform a quantitative impairment test. Under this quantitative analysis, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit, the Company recognizes an impairment charge. The Company estimates the fair value of its reporting unit using the income approach based on a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar businesses, to support the conclusions based on the income approach.
Intangible Assets
Intangible assets are stated at cost and amortized over the assets’ estimated useful lives. Intangible assets are either amortized in relation to the relative cash flows anticipated from the intangible asset or using the straight-line method, depending on facts and circumstances. The useful lives of customer relationships range from seven to fifteen years, completed technologies range from five to nine years, non-compete agreements is seven years, and trademarks is three years. In-process technology is an indefinite-lived intangible asset until the technology is completed, at which point it is amortized over its estimated useful life.
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
If a contract includes a variable amount, such as consideration that may vary because of rebates, price concessions, or other similar items, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending on the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recognizing Revenue When (or As) the Performance Obligations are Satisfied
The Company recognizes revenue when it transfers the promised goods or services to the customer. Revenue for standard products is recognized at the point in time when the customer obtains control of the goods, which is typically upon shipment or delivery when the customer has legal title, physical possession of hardware or access to software, the risks and rewards of ownership, and an enforceable obligation to pay for the products. Revenue for services, which are not material, is typically recognized over the time the service is provided.
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
For the Company’s standard products and services, revenue recognition and billing typically occur at the same time. For application-specific customer solutions, however, the agreement with the customer may provide for billing terms which differ from the timing of revenue recognition, resulting in either deferred revenue or unbilled revenue. The Company also has a strategic channel partnership that provides the partner with access to Company software at a point in time, while payment terms extend beyond the period in which revenue is recognized. Under this arrangement, revenue is recognized when control of the license is transferred to the partner, and amounts recognized in advance of billing are recorded as unbilled revenue.
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
Management exercises judgment when determining the amount of revenue to be recognized each period. Such judgments include, but are not limited to, assessing the customer’s ability and intention to pay substantially all of the contract consideration when due, determining when two or more contracts should be combined and accounted for as a single contract, determining whether a contract modification has occurred, assessing whether promises are immaterial in the context of the contract, determining whether material promises in a contract represent distinct performance obligations, estimating the transaction price for a contract that contains variable consideration, determining the stand-alone selling price of each performance obligation, determining whether control is transferred over time or at a point in time for performance obligations, determining the timing of validation and that the agreed-upon specifications in the contract have been met, and assessing whether formal customer acceptance provisions are substantive.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
Advertising costs are expensed as incurred and totaled $1,432,000 in 2025, $1,286,000 in 2024, and $1,190,000 in 2023.
Stock-Based Compensation
The Company’s stock-based awards that result in compensation expense consist of stock options and restricted stock units ("RSUs"), including performance restricted stock units ("PRSUs"). The Company has reserved a specific number of shares of its authorized but unissued shares for issuance upon the exercise of stock options or the settlement of RSUs. When a stock option is exercised or an RSU is settled, the Company issues new shares from this pool. Management is responsible for determining the appropriate valuation model and estimating the fair value of stock-based awards, and in doing so, considers a number of factors, including information provided by an outside valuation advisor and the observable market price of the Company's common stock on the grant date. The fair value of RSUs is determined based on the observable market price of the Company's common stock on the grant date less the present value of expected future dividends. The fair value of PRSUs where the performance goal includes service and market conditions is calculated using a Monte Carlo simulation model to estimate the probability of satisfying the service and market conditions stipulated in the award grant. The fair value of PRSUs subject to service and non-market performance conditions is determined based on the observable market price of the Company’s common stock on the grant date, less the present value of expected future dividends. When determining the grant-date fair value of stock-based awards, management further considers whether an adjustment is required to the observable market price or volatility of the Company's common stock that is used in the valuation as a result of material non-public information if that information is expected to result in a material increase in share price.
The Company recognizes compensation expense related to stock-based awards using the graded attribution method, in which expense is recognized on a straight-line basis over the service period for each separately vesting portion of the stock option or RSU as if the award was, in substance, multiple awards. The amount of compensation expense recognized at the end of the vesting period is based on the number of awards for which the requisite service has been completed. Compensation expense for PRSUs subject to service and non-market performance conditions is recognized based on management’s assessment of the probable level of achievement, with cumulative catch-up adjustments recorded in the period in which that assessment changes.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for the impact of Net CFC Tested Income (NCTI), formally known as Global Intangible Low-Taxed Income (GILTI), tax in deferred taxes.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings. Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustment losses of $54,332,000, $67,808,000, and $36,550,000 as of December 31, 2025, 2024, and 2023, respectively; net unrealized gains on available-for-sale investments of $2,107,000 as of December 31, 2025, and net unrealized losses on available-for-sale investments of $3,698,000, and $7,515,000 as of December 31, 2024 and 2023, respectively; and losses on currency swaps, net of gains on long-term intercompany loans of $1,271,000 at each year end.
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
The Company sources components from preferred vendors that are selected based on price, quality and performance considerations. In the event of a supply disruption from a preferred vendor, these components typically may be purchased from alternative vendors, which may result in higher purchase costs and manufacturing delays based on the time required to identify and obtain sufficient quantities from an alternative source. Certain Cognex products utilize components that are available from only one source. If we are unable to secure adequate supply from these sources, we may have to redesign our products, which may lead to higher costs, delays in manufacturing, and loss of sales.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes. The amendments require public business entities to disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. They also require all entities to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions in which income taxes paid, net of refunds received, is equal to or greater than five percent of total income taxes paid. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024 and are applied on a prospective basis. The Company adopted ASU 2023-09 in 2025. Refer to Note 18 for the related disclosures.
Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
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
Accounting Standards Update (ASU) 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
This ASU provides a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. The amendments allow entities to assume that current conditions at the balance sheet date will persist over the life of these assets, eliminating the need to develop forward-looking forecasts required under the current expected credit loss ("CECL") model. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption is permitted. Management does not expect ASU 2025-05 to have a material impact on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this ASU update the accounting and disclosure guidance for internal-use software to better reflect modern, iterative development practices. The amendments replace the former “development stage” model with a judgment-based framework and require entities to evaluate whether significant development uncertainty exists before capitalizing costs. The ASU also incorporates website development guidance into Subtopic 350-40 and aligns disclosures for capitalized software with those for property, plant, and equipment. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. Management is currently evaluating the impact that adopting ASU 2025-06 would have on the Company's financial statements and disclosures.
Accounting Standards Update (ASU) 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
The amendments in this ASU provide targeted updates to align hedge accounting with the economics of an entity's risk‑management activities and resolve issues arising from the global reference rate reform initiative. Specifically,

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the ASU addresses similar risk assessments for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and foreign currency denominated debt instruments as hedging instruments and hedged items (dual hedge). For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. The Company currently does not utilize any of the hedging instruments impacted by this ASU.
Accounting Standards Update (ASU) 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements
The amendments in this ASU improve the navigability and clarity of interim reporting requirements without changing the fundamental nature or scope of existing disclosures. The ASU also clarifies when Topic 270 applies, specifies the form and content of interim financial statements and notes, and introduces a comprehensive list of required interim disclosures compiled from across the Codification. The ASU also adds a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. Management is currently evaluating the impact that adopting ASU 2025-11 would have on the Company's disclosures.
Accounting Standards Update (ASU) 2025-12 - Codification Improvements
The amendments in this ASU make incremental improvements to clarify, correct, and enhance the usability of the Accounting Standards Codification. The amendments address technical corrections, unintended application issues, and minor improvements across numerous topics, and are not expected to significantly affect current accounting practice. Key areas of clarification include diluted earnings per share calculations, disclosure requirements for lease receivables, guidance on beneficial interests, methods for accounting for treasury stock retirements, and the treatment of receivables transferred from contracts with customers. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. Management is currently evaluating the impact that adopting ASU 2025-10 would have on the Company's financial statements and disclosures.
NOTE 3: Fair Value Measurements
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market instruments	$63,170	$—	$—
Corporate bonds	—	345,351	—
Treasury notes	—	29,843	—
Asset-backed securities	—	4,182	—
Economic hedge forward contracts	—	791	—
Liabilities:
Economic hedge forward contracts	—	367	—
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
Non-financial Assets that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets, such as property, plant and equipment, operating lease assets, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances, referred to as "triggering events," indicate the carrying value may not be recoverable. Additionally, the Company evaluates the potential impairment of goodwill annually at the beginning of each fourth quarter. The Company did not record impairment charges related to non-financial assets in 2025, 2024, or 2023.
NOTE 4: Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 31,
	2025	2024
Cash	$199,755	$170,852
Money market instruments	63,170	15,242
Cash and cash equivalents	262,925	186,094
Corporate bonds	66,625	55,742
Treasury notes	7,412	2,487
Sovereign bonds	—	990
Asset-backed securities	—	737
Current investments	74,037	59,956
Corporate bonds	278,726	285,174
Treasury notes	22,431	43,147
Asset-backed securities	4,182	12,577
Non-current investments	305,339	340,898
	$642,301	$586,948
Money market instruments consist of treasury bills, corporate commercial paper, and certificates of deposit that are highly liquid and mature in three months or less. Corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury notes consist of debt securities issued by the U.S. government; sovereign bonds consist of direct debt issued by foreign governments; and asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement. All of the Company's securities as of December 31, 2025 and 2024 were denominated in U.S. Dollars.
The Company’s cash balance included foreign bank balances totaling $130,094,000 and $156,027,000 as of December 31, 2025 and 2024, respectively.
Accrued interest receivable is included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $3,852,000 and $4,144,000 as of December 31, 2025 and 2024, respectively.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s available-for-sale investments as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$66,661	$125	$(161)	$66,625
Treasury notes	7,389	23	—	7,412
Non-current:
Corporate bonds	275,781	3,024	(79)	278,726
Treasury notes	22,287	144	—	22,431
Asset-backed securities	4,471	—	(289)	4,182
	$376,589	$3,316	$(529)	$379,376
The following table summarizes the Company’s available-for-sale investments as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate bonds	$56,472	$3	$(733)	$55,742
Treasury notes	2,501	—	(14)	2,487
Sovereign bonds	1,013	—	(23)	990
Asset-backed securities	739	—	(2)	737
Non-current:
Corporate bonds	288,332	408	(3,566)	285,174
Treasury notes	43,570	2	(425)	43,147
Asset-backed securities	13,131	—	(554)	12,577
	$405,758	$413	$(5,317)	$400,854
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of December 31, 2025 (in thousands):

	Unrealized Loss Position For Less than 12 Months		Unrealized Loss Position For Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$30,602	$(73)	$22,412	$(167)	$53,014	$(240)
Asset-backed securities	—	—	4,182	(289)	4,182	(289)
	$30,602	$(73)	$26,594	$(456)	$57,196	$(529)
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of December 31, 2025, 2024, or 2023. Management currently intends to hold these securities to full value recovery at maturity.
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross realized gains	$180	$8	$111
Gross realized losses	(24)	(16)	(2,065)
Net realized gains (losses)	$156	$(8)	$(1,954)
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive loss.
The following table summarizes the effective maturity dates of the Company’s available-for-sale investments as of December 31, 2025 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$66,625	$77,129	$99,911	$68,109	$33,577	$345,351
Treasury notes	7,412	15,421	7,010	—	—	29,843
Asset-backed securities	—	—	—	1,624	2,558	4,182
	$74,037	$92,550	$106,921	$69,733	$36,135	$379,376
NOTE 5: Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$75,417	$86,917
Work-in-process	4,877	5,544
Finished goods	57,595	65,066
	$137,889	$157,527
In the fourth quarter of 2025, the Company recorded a charge of $13,067,000 for excess and obsolete inventory following a comprehensive strategic product portfolio review under our new leadership team. As part of this strategic review, the Company is reducing focus on certain legacy products, which increased the risk of excess and obsolete inventory.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$8,018	$8,711
Buildings	36,626	38,878
Building improvements	42,580	46,496
Leasehold improvements	22,702	21,642
Computer hardware and software	60,218	57,791
Manufacturing test equipment	49,465	45,523
Furniture and fixtures	6,406	6,468
	226,015	225,509
Less: accumulated depreciation	(140,000)	(127,064)
	$86,015	$98,445
In December 2025, the Company sold the 19,000 square-foot building adjacent to our corporate headquarters and the underlying land for $6,704,000. This building was previously used as a training center for our sales function. Our new training center will be located inside our corporate headquarters. In connection with the sale, the Company disposed of property, plant, and equipment with a cost basis of $6,044,000 and accumulated depreciation of $4,393,000, which resulted in a $5,053,000 gain on the sale of assets and is included in "Other income (expense)" on the Consolidated Statements of Operations.
The Company also disposed of additional property, plant, and equipment with a cost basis of $5,811,000 and accumulated depreciation of $5,647,000 in 2025, resulting in a loss of 164,000. The Company disposed of property, plant, and equipment with a cost basis of $9,580,000 and accumulated depreciation of $9,492,000 in 2024, resulting in a loss of $88,000.
NOTE 7: Leases
The Company's leases are primarily leased properties across different worldwide locations where the Company conducts its business. All of these leases are classified as operating leases. Certain leases may contain options to extend or terminate the lease at the Company's sole discretion. As of December 31, 2025, there were no options to terminate and nineteen options to extend that were accounted for in the determination of the lease term for the Company's outstanding leases. Certain leases contain leasehold improvement incentives, retirement obligations, escalating clauses, rent holidays, and variable payments tied to a consumer price index. There were no restrictions or covenants for the outstanding leases as of December 31, 2025. The Company did not have any leases that had not yet commenced but that created significant rights and/or obligations as of December 31, 2025.
The components of lease expense were as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expense	$14,002	$14,131	$11,598
Short-term lease expense (1)	1,008	$407	427
(1) Leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or lease liability
Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	7.2 years	9.9 years
Weighted average discount rate	5.9%	5.9%

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$14,000	$13,683	$10,148
Future operating lease cash payments are as follows (in thousands):

Year Ended December 31,	Amount
2026	$15,863
2027	14,506
2028	12,966
2029	11,158
2030	10,038
Thereafter	28,887
Total undiscounted lease payments	$93,418
Less: imputed interest	$16,832
Total operating lease liabilities	$76,586
The Company leases a building in Singapore that serves as a distribution center for customers in Asia. The lease contains two components: an 88,000 square-foot premises that commenced in June of 2023 and a second 27,000 square-foot premises that commenced in December of 2025. The second component of the lease was recorded on the Consolidated Balance Sheets in 2025 upon commencement. Undiscounted lease payment obligations associated with the second lease component, which has an original term of eight years, is included in the lease liability maturity table above and total $8,329,000, $936,000 of which is payable in 2026. Additionally, in December 2025, the Company entered into a sublease agreement for this second lease component for a term of eight years. The sublease also contains two components: a 15,000 square-foot premises that commenced in December of 2025 and a second 12,000 square-foot premises that has a commencement date in December of 2026. The Company recognized income of $33,000 related to this sublease agreement in 2025.
Future operating sublease receipts for both sublease components are as follows (in thousands):

Year Ended December 31,	Amount
2026	$541
2027	1,023
2028	1,046
2029	1,048
2030	1,072
Thereafter	3,204
Total undiscounted sublease receipts	$7,934
In 2025, the Company also entered into a lease for a 6,500 square-foot building in Aachen, Germany for a term of ten years. The lease was recorded on the Consolidated Balance Sheet upon commencement in June of 2025. The Company has the right and option to extend the term of this lease for an additional period of five years, commencing upon the expiration of the original term. Undiscounted lease payment obligations associated with this lease are included in the lease liability maturity table above and total $8,969,000, $897,000 of which is payable in 2026.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: Goodwill
The changes in the carrying value of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2023	$393,181
Moritex Corporation measurement period adjustments (refer to Note 21)	6,478
Foreign exchange rate changes	(14,722)
Balance as of December 31, 2024	384,937
Foreign exchange rate changes	1,342
Balance as of December 31, 2025	$386,279
For its 2025 annual analysis of goodwill, management elected to perform a qualitative assessment. Based on this assessment, management believes it is more likely than not that the fair value of the reporting unit exceeds its carrying value. The Company did not record impairment charges related to goodwill in 2025, 2024, or 2023.
NOTE 9: Intangible Assets
Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$68,241	$(14,843)	$53,398
Completed technologies	58,603	(31,110)	27,493
Trademarks	812	(610)	202
Non-compete agreements	60	(53)	7
Balance as of December 31, 2025	$127,716	$(46,616)	$81,100

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$67,781	$(10,229)	$57,552
Completed technologies	58,373	(25,766)	32,607
Trademarks	810	(337)	473
Non-compete agreements	340	(288)	52
Balance as of December 31, 2024	$127,304	$(36,620)	$90,684
The Company did not record impairment charges related to intangible assets in 2025, 2024, or 2023.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amount
2026	$9,832
2027	8,906
2028	8,176
2029	8,176
2030	7,633
Thereafter	38,377
$81,100

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Incentive compensation	$35,688	$18,735
Foreign retirement obligations	10,726	10,445
Salaries and payroll taxes	8,170	5,123
Warranty obligations	5,474	5,140
Vacation	5,162	3,945
Other	26,177	28,372
	$91,397	$71,760
The changes in the warranty obligation were as follows (in thousands):

Balance as of December 31, 2022	$4,375
Provisions for warranties issued during the period	2,940
Fulfillment of warranty obligations	(3,078)
Foreign exchange rate changes	7
Balance as of December 31, 2023	4,244
Provisions for warranties issued during the period	4,794
Fulfillment of warranty obligations	(3,883)
Foreign exchange rate changes	(15)
Balance as of December 31, 2024	5,140
Provisions for warranties issued during the period	3,468
Fulfillment of warranty obligations	(3,138)
Foreign exchange rate changes	4
Balance as of December 31, 2025	$5,474
NOTE 11: Commitments and Contingencies
As of December 31, 2025, the Company had outstanding purchase orders totaling $57,690,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in 2026.
A significant portion of the Company's outstanding inventory purchase orders as of December 31, 2025, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company purchased $5,042,000, $17,461,000, and $10,616,000 in 2025, 2024, or 2023, respectively, of inventories as a result of the Company's obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss.
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
NOTE 13: Derivative Instruments
The Company’s foreign currency risk management strategy is designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. The Company enters into economic hedges utilizing foreign currency forward contracts with maturities of generally up to three months but not greater than one year to manage the exposure to fluctuations in foreign currency exchange rates arising primarily from foreign-denominated receivables and payables. The gains and losses on these derivatives are intended to be offset by the changes in the fair value of the assets and liabilities being hedged. These economic hedges are not designated as hedging instruments for hedge accounting treatment.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had the following outstanding forward contracts (in thousands):

	December 31, 2025		December 31, 2024
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent

Derivatives Not Designated as Hedging Instruments:
Mexican Peso	160,000	$8,881	220,000	$10,701
Hungarian Forint	2,500,000	7,600	2,360,000	5,951
Korean Won	9,000,000	6,239	—	—
British Pound	4,000	5,383	3,200	4,008
Indian Rupee	400,000	4,436	—	—
Chinese Renminbi	20,000	2,865	95,000	12,990
Japanese Yen	400,000	2,563	2,000,000	12,789
Singapore Dollar (1)	—	—	40,000	29,457
Euro	—	—	25,000	26,029
Swiss Franc	—	—	2,200	2,432
Canadian Dollar	—	—	2,000	1,390
(1) In January 2026, the Company entered into a forward contract for the Singapore Dollar with a notional value of S$34 million and a USD equivalent of $27 million.
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location		Fair Value		Balance Sheet Location		Fair Value
		Fair Value Level	December 31, 2025	December 31, 2024		Fair Value Level	December 31, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$791	$689	Accrued expenses	Level 2	$367	$757
The following table summarizes the gross activity for all derivative assets and liabilities which were presented on a net basis on the Consolidated Balance Sheets due to the right of offset with each counterparty (in thousands):

Asset Derivatives			Liability Derivatives
	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Gross amounts of recognized assets	$791	$689	Gross amounts of recognized liabilities	$367	$757
Gross amounts offset	—	—	Gross amounts offset	—	—
Net amount of assets presented	$791	$689	Net amount of liabilities presented	$367	$757

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding the effect of derivative instruments, net of the underlying exposure, on the consolidated financial statements was as follows (in thousands):

	Location in Financial Statements	Year Ended December 31,
		2025	2024	2023
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$1,368	$1,945	$(10,023)

NOTE 14: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based on the customer's country of domicile (in thousands):

	Year Ended December 31,
	2025	2024	2023
Americas	$407,288	$350,155	$330,415
Europe	251,638	217,880	220,665
Greater China	158,456	164,147	164,115
Other Asia	176,977	182,333	122,352
	$994,359	$914,515	$837,547

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Year Ended December 31,
	2025	2024	2023
Standard products and services (1)	$880,015	$795,319	$734,140
Application-specific customer solutions	114,344	119,196	103,407
	$994,359	$914,515	$837,547
(1) In 2025, the Company entered into a commercial partnership with a strategic channel partner (the “Partner”) to better serve Original Equipment Manufacturer (OEM) customers in the specialized field of medical lab automation. Through 2030, the Partner has exclusive rights to sell machine vision hardware in combination with licensed Company software, in exchange for annual minimum license fees paid to the Company. The contract includes a substantive termination penalty if the contract is cancelled by the Partner. As such, the Company recognized the minimum license fees as revenue in 2025, at the point in time when the Partner received access to the software. Also in 2025, the Company transferred related inventories at cost to the Partner. As a result of the upfront recognition of the license revenue and transfer of inventories, the Company recognized one-time revenue of approximately $13 million in 2025, which is included in the "Standard products and services" amount in the table above.

Costs to Fulfill a Contract
Costs to fulfill customer contracts are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $10,592,000, $10,705,000, and $13,265,000 as of December 31, 2025, 2024, and 2023, respectively. Costs to fulfill customer contracts are amortized when the Company transfers the promised goods and services to the customer. The amount of amortization during 2025 related to costs deferred as of December 31, 2024 amounted to $9,831,000, and the amount of amortization during 2024 related to costs deferred as of December 31, 2023 amounted to $12,512,000.
Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains an allowance against its accounts receivable for credit losses.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in the allowance for credit losses (in thousands):

Amount
Balance as of December 31, 2023	$583
Increases to the allowance for credit losses	459
Write-offs, net of recoveries	(222)
Foreign exchange rate changes	7
Balance as of December 31, 2024	827
Increases to the allowance for credit losses	477
Write-offs, net of recoveries	(555)
Foreign exchange rate changes	(21)
Balance as of December 31, 2025	$728
Contract Assets
The following table summarizes the contract assets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unbilled revenue	$16,980	$3,055	$2,402
Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing primarily for certain application-specific customer solutions contracts, as well as for upfront license revenue recognized in connection with the strategic channel partnership mentioned above. Our rights to consideration are generally unconditional at the time our performance obligations are satisfied. The increase in unbilled revenue as of December 31, 2025 was primarily due to $10,365,000 of upfront license revenue recognized in 2025 in connection with the strategic channel partnership. Although the license revenue was recognized upfront, payments are expected to be received over the duration of the partnership, resulting in unbilled revenue.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.
The following table summarizes the deferred revenue and customer deposits activity (in thousands):

Amount
Balance as of December 31, 2023	$31,525
Deferral of revenue billed in the current period, net of recognition	21,998
Recognition of revenue deferred in prior period	(28,108)
Foreign exchange rate changes	(380)
Balance as of December 31, 2024	25,035
Deferral of revenue billed in the current period, net of recognition	18,100
Recognition of revenue deferred in prior period	(22,728)
Foreign exchange rate changes	687
Balance as of December 31, 2025	$21,094
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
Each outstanding share of common stock entitles the record holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are also entitled to dividends when and if declared by the Company’s Board of Directors (the "Board").
Stock Repurchases
In March 2022, the Board authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in prior years, the Company repurchased 1,723,000 shares at a cost of $79,794,000 in 2023, 1,711,000 shares at a cost of $67,085,000 in 2024, and 4,234,000 shares at a cost of $151,233,000 in 2025, leaving a remaining balance of $115,020,000 as of December 31, 2025. On February 11, 2026, the Board authorized the repurchase of an additional $500,000,000 of the Company's common stock upon completion of the Program.
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
Dividends
The Board declared and paid cash dividends of $0.070 per share in the first, second, and third quarters of 2023, $0.075 per share in the fourth quarter of 2023 and in the first, second, and third quarters of 2024, and $0.080 per share in the fourth quarter of 2024 and in the first, second, and third quarters of 2025. The dividend was increased to $0.085 per share in the fourth quarter of 2025.
Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
NOTE 16: Stock-Based Compensation
Stock Plans
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs"). In May 2023, the shareholders of the Company approved the Cognex Corporation 2023 Stock Option and Incentive Plan (the “2023 Plan”). The 2023 Plan permits awards of stock options (both incentive and non-qualified options), stock appreciation rights, RSUs, and PRSUs. Up to 8,100,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2023 Plan. In connection with the approval of the 2023 Plan, no further awards will be made under the Cognex Corporation 2001 General Stock Option Plan, as amended and restated (the “2001 Plan”), and the Cognex Corporation 2007 Stock Option and Incentive Plan, as amended and restated (the “2007 Plan”). With the approval of the 2023 Plan, the 10,610,800 shares of common stock subject to awards granted under the 2001 Plan and the 2007 Plan that were outstanding as of May 3, 2023 may become eligible for issuance under the 2023 Plan if such awards are forfeited, cancelled, or otherwise terminated (other than by exercise) (the “Carryover Shares”). As of December 31, 2025, forfeitures, cancellations, and other terminations from the 2001 Plan and the 2007 Plan have resulted in 1,584,542 Carryover Shares, raising the authorized total shares that may be issued under the 2023 Plan to 9,684,542.
As of December 31, 2025, the Company had 4,006,000 shares available for issuance under its stock plans. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over five years based on continuous employment and expire ten years from the grant date. RSUs generally vest upon three years of continuous employment or incrementally over such three year period. PRSUs generally vest upon three years of continuous employment and achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Participants are not entitled to dividends on stock options, RSUs, or PRSUs.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the Company’s stock option activity:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	9,543	$49.40
Granted	1,669	32.38
Exercised	(265)	24.36
Forfeited or expired	(557)	48.57
Outstanding as of December 31, 2025	10,390	$47.35	5.45	$9,725
Exercisable as of December 31, 2025	6,007	$51.47	3.55	$3,531
Options vested or expected to vest as of December 31, 2025 (1)	9,551	$48.17	5.18	$7,949
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
The total cash received as a result of stock option exercises was $6,432,000 in 2025, $6,011,000 in 2024, and $11,104,000 in 2023. In connection with these exercises, the tax benefit (expense) realized by the Company was $1,802,000 in 2025, $(4,021,000) in 2024, and $(4,691,000) in 2023.
The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free rate	4.3%	4.3%	4.0%
Expected dividend yield	0.99%	0.76%	0.61%
Expected volatility	39%	39%	39%
Expected term (in years)	5.1	4.7	5.0
Risk-free rate
The risk-free rate was based on a treasury instrument whose term was consistent with the contractual term of the option.
Expected dividend yield
The current dividend yield was calculated by annualizing the cash dividend declared by the Board and dividing that result by the closing stock price on the grant date.
Expected volatility
The expected volatility was based on a combination of historical volatility of the Company’s common stock over the contractual term of the option and implied volatility for traded options of the Company’s stock.
Expected term
The expected term was derived from the binomial lattice model from the impact of events that trigger exercises over time.
The weighted-average grant-date fair value of stock options granted was $12.14 in 2025, $14.89 in 2024, and $17.76 in 2023.
The total intrinsic value of stock options exercised was $4,179,000 in 2025, $4,626,000 in 2024, and $6,227,000 in 2023. The total fair value of stock options vested was $24,197,000 in 2025, $29,309,000 in 2024, and $34,751,000 in 2023.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units (RSUs)
The following table summarizes the Company's RSUs activity:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,690	$44.75
Granted	1,320	32.80
Vested	(731)	49.18
Forfeited or expired	(163)	37.58
Nonvested as of December 31, 2025	2,116	$36.32
The fair value of RSUs was determined based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. The weighted-average grant-date fair value of RSUs granted was $32.80 in 2025, $38.90 in 2024, and $46.14 in 2023. There were 731,000, 429,000, and 521,000 RSUs that vested in 2025, 2024, and 2023, respectively.
Tax obligations for vested RSUs are settled by withholding a portion of the shares prior to distribution to the shareholder. The total cash used by the Company to fund the tax payments was $6,877,000 in 2025, $5,017,000 in 2024, and $7,836,000 in 2023. In connection with these vested RSUs, the tax benefit (expense) realized by the Company was $(9,250,000) in 2025, $(7,401,000) in 2024, and $(3,229,000) in 2023.
Performance Restricted Stock Units (PRSUs)
The following table summarizes the Company's PRSUs activity:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2024	134	$46.82
Granted	184	32.14
Vested	—	—
Forfeited or expired	(33)	62.49
Nonvested as of December 31, 2025	285	$35.53
During 2025, the Company granted PRSUs that vest upon the achievement of (1) a service condition of three years of continuous employment and (2) a performance condition established by the Compensation Committee of the Board as of the grant date. The number of shares earned could range between 0% and 120% based on achievement of the performance condition, which includes certain financial targets over the three year measurement period. The fair value of these PRSUs is calculated based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes.
During 2023 and 2024, the Company granted PRSUs that vest upon the satisfaction of service and market conditions stipulated in the award grant. The fair value of these awards was determined using a Monte Carlo simulation model to estimate the probability of meeting those conditions.
The weighted average grant-date fair value of PRSUs granted was $32.14 in 2025, $39.05 in 2024, and $44.86 in 2023. No PRSUs vested in 2025, 2024, and 2023.
Stock-Based Compensation Expense
The Company stratifies its employee population into two groups: one consisting of senior management and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 11% to all stock-based awards for senior management and a rate of 13% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. Credits of $4,789,000, $1,832,000, and $234,000 were recorded in 2025, 2024, and 2023, respectively, to true up previously recorded compensation expense for this forfeiture rate revision.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock-based awards, including stock options, RSUs, and PRSUs, was $48,015,000, which is expected to be recognized over a weighted-average period of 1.5 years.
The total stock-based compensation expense and the related income tax benefit recognized was $48,517,000 and $6,820,000, respectively, in 2025, $52,443,000 and $8,387,000, respectively, in 2024, and $54,768,000 and $8,442,000, respectively, in 2023. No compensation expense was capitalized in 2025, 2024, or 2023.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,216	$1,966	$1,979
Research, development, and engineering	15,336	14,628	16,480
Selling, general, and administrative	30,965	35,849	36,309
	$48,517	$52,443	$54,768
NOTE 17: Employee Savings Plan
Under the Company's Employee Savings Plan, a defined contribution plan, all U.S. employees who have attained age 21 may contribute up to 100% of their pay on a pre-tax basis under the Company's Employee Savings Plan, subject to the annual dollar limitations established by the Internal Revenue Service ("IRS"). The Company matches 50% of the first 6% of pay an employee contributes. Company contributions vest 25%, 50%, 75%, and 100% after one, two, three, and four years of continuous employment with the Company, respectively. Company contributions totaled $3,590,000 in 2025, $3,535,000 in 2024, and $3,392,000 in 2023. Cognex stock is not an investment alternative and Company contributions are not made in the form of Cognex stock.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18: Income Taxes
In 2025, the Company adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require public business entities to disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. They also require all entities to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions in which income taxes paid, net of refunds received, is equal to or greater than five percent of total income taxes paid. These changes have been applied prospectively.
Income from continuing operations before income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	73,505	35,253	16,039
Foreign	109,297	96,236	119,309
	182,802	131,489	135,348
Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$4,576	$28,009	$29,084
State	4,440	4,524	3,544
Foreign	19,647	12,795	9,207
	28,663	45,328	41,835
Deferred:
Federal	30,481	(22,273)	(24,731)
State	668	(1,324)	(5,877)
Foreign	8,548	3,587	10,887
	39,697	(20,010)	(19,721)
	$68,360	$25,318	$22,114

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Tax Rate Reconciliation
A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, presented in accordance with the prospectively adopted ASU 2023-09, was as follows for the year ended December 31, 2025:

	Year Ended December 31, 2025
	$	%
U.S. federal statutory income tax rate	$38,397	21.0%
State and local tax effects (1)	3,629	2.0%
Foreign tax effects
Ireland
Foreign rate differential	(4,355)	(2.4)%
Transfer pricing adjustment	2,185	1.2%
Other	594	0.3%
Japan	1,325	0.7%
Germany	1,232	0.7%
China	2,421	1.3%
Other jurisdictions	688	0.4%
Tax on Unremitted Foreign Earnings	(414)	(0.2)%
Changes in tax rate due to new enacted law	33,237	18.2%
Cross-border tax laws
Net CFC Tested Income	4,112	2.2%
Foreign tax credits	(16,257)	(8.9)%
Other	302	0.2%
Tax credits
R&D tax credits	(3,186)	(1.7)%
Valuation allowance changes	272	0.1%
Non-taxable items
Share based compensation	4,370	2.4%
Other	576	0.3%
Unrecognized tax benefits	(1,055)	(0.6)%
All other adjustments not categorized	287	0.2%
Total worldwide effective tax expense and rate	68,360	37.4%
(1) State Taxes in California, Illinois, Massachusetts, Michigan, Minnesota, Pennsylvania, and Tennessee made up the majority (greater than 50%) of tax effect in this category.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense, or effective tax rate, was as follows for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Income tax expense at U.S. federal statutory corporate tax rate	21%	21%
State income taxes, net of federal benefit	2	1
Foreign tax rate differential	(4)	(6)
Tax credits	(3)	(3)
Taxation on multinational operations	(5)	(3)
Tax reserves	1	3
Limitation on deduction for executive compensation	1	2
Discrete tax expense related to employee stock-based compensation	2	1
Discrete tax benefit for audit settlements	1	—
Discrete tax expense for foreign earnings not indefinitely reinvested	1	—
Discrete tax expense related to tax return filings	—	2
Discrete tax expense related to rate revaluation on state tax assets	—	2
Discrete tax benefit related to GILTI adjustments	—	(2)
Discrete tax benefit for release of valuation allowance	—	(4)
Other	2	2
Income tax expense	19%	16%
Tax Reserves
The changes in gross amounts of unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

Balance of reserve for income taxes as of December 31, 2022	$13,647
Reductions as a result of tax positions taken in prior periods	(242)
Additions as a result of tax positions taken in prior periods	12,556
Additions as a result of tax positions taken in the current period	1,877
Reductions relating to settlements with taxing authorities	(1,230)
Reductions as a result of the expiration of the applicable statutes of limitations	(894)
Balance of reserve for income taxes as of December 31, 2023	25,714
Reductions as a result of tax positions taken in prior periods	(39)
Additions as a result of tax positions taken in prior periods	208
Additions as a result of tax positions taken in the current period	1,935
Reductions relating to settlements with taxing authorities	(2,751)
Reductions as a result of the expiration of the applicable statutes of limitations	(1,331)
Balance of reserve for income taxes as of December 31, 2024	23,736
Reductions as a result of tax positions taken in prior periods	(1,597)
Additions as a result of tax positions taken in prior periods	825
Additions as a result of tax positions taken in the current period	1,853
Reductions relating to settlements with taxing authorities	—
Reductions as a result of the expiration of the applicable statutes of limitations	(3,547)
Balance of reserve for income taxes as of December 31, 2025	$21,270
The Company’s reserve for income taxes, including gross interest and penalties, was $27,042,000 as of December 31, 2025, of which $24,269,000 was classified as a non-current liability and $2,773,000 was classified as an offset to deferred tax assets. The Company's reserve for income taxes, including gross interest and penalties, was $28,733,000 as of December 31, 2024, of which $26,365,000 was classified as a non-current liability and $2,368,000 was classified as an offset to deferred tax assets. The amount of gross interest and penalties included in these balances was $5,773,000 and $4,997,000 as of December 31, 2025 and 2024, respectively. If the Company’s

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.7% in Japan, and 20.9% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These differences resulted in a favorable impact to the effective tax rate for all periods presented as shown in the Effective Tax Rate Reconciliation section. Management has determined that earnings from its legal entities in China will be indefinitely reinvested to provide local funding for growth, and that earnings from all other jurisdictions will not be indefinitely reinvested. The Company recorded non-current deferred tax liabilities of $986,000 and $1,400,000 in 2025 and 2024, respectively, with respect to earnings that are not indefinitely reinvested.
In 2023, the Company qualified for a tax holiday in China, which can be renewed every three years. A portion of the Company's business in China operates under this tax incentive program, which expires at the end of fiscal year 2026. This tax incentive may be extended if specific conditions are met. The net impact of this tax incentive program was to increase the Company's net income by approximately $977,000 in 2025 ($0.01 per share, diluted) and by approximately $845,000 in 2024 ($0.01 per share, basic and diluted). The tax effect of this benefit on net income per share for 2023 was not material.
Within the United States, the tax years 2021 through 2024 remain open to examination by the Internal Revenue Service ("IRS") and various state taxing authorities. The tax years 2013 through 2024 remain open to examination by various taxing authorities in foreign jurisdictions in which the Company operates. Management believes the Company is adequately reserved for these audits. The final determination of tax audits could result in favorable or unfavorable changes in our estimates. Any reserves associated with this audit period will not be released until the issue is settled or the audit is concluded.
Interest and penalties included in income tax expense were $1,689,000 in 2025, $2,145,000 in 2024, and $1,032,000 in 2023.
Cash paid for income taxes for the year ended December 31, 2025 was as follows:

2025
U.S. federal	$23,586
State and local	2,417
Japan	6,669
China	2,106
Other	7,553
Total income taxes paid	$42,331
Cash paid for income taxes totaled $59,849,000 in 2024 and $56,618,000 in 2023.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
The tax effects of temporary differences and attributes that give rise to deferred income tax assets and liabilities as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Intangible asset in connection with change in tax structure	$361,385	$369,474
Capitalization of R&D expenses	26,620	35,948
Stock-based compensation expense	21,617	22,428
Tax credit carryforwards	10,849	10,186
Inventory and revenue related	8,583	8,355
Bonuses, commissions, and other compensation	8,894	6,949
Depreciation	—	2,877
Foreign net operating losses	645	1,306
Other	1,607	4,624
Total deferred tax assets	440,200	462,147
Valuation allowance	(2,737)	(2,515)
	$437,463	$459,632

Deferred tax liabilities:
NCTI (formerly GILTI) tax basis differences in connection with change in tax structure	$(274,026)	$(254,213)
Amortization	(27,958)	(29,008)
Depreciation	(1,744)	—
Reserve for unremitted foreign earnings	(986)	(1,400)
	$(304,714)	$(284,621)

Net deferred taxes	$132,749	$175,011
Change in Tax Structure and Net CFC Tested Income
In 2019, the Company made changes to its international tax structure due to legislation by the European Union regarding low tax structures that resulted in an intercompany sale of intellectual property. As a result, the Company recorded an associated deferred tax asset of $437,500,000 in Ireland based on the fair value of the intellectual property that is being realized over fifteen years as future tax deductions. From a United States perspective, the sale was disregarded, and any future deductions claimed in Ireland are added back to taxable income as part of Net CFC Tested Income ("NCTI", formerly, Global Intangible Low-Taxed Income) minimum tax. The Company recorded an associated deferred tax liability of $350,000,000, representing the NCTI minimum tax related to the fair value of the intellectual property. On July 4, 2025, tax legislation known as One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA modified certain international tax provisions such as NCTI. As a result of this legislation, in 2025, the Company accrued a discrete tax expense of $33,237,000 to increase its NCTI deferred tax liability.
Other Deferred Tax Assets and Liabilities
Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the period incurred and required taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code. Accordingly, the Company recorded deferred tax assets resulting from the capitalization of research and development expenditures. OBBBA modified the provisions contained in the Tax Cuts and Jobs Act to allow the deduction of domestic research and development expenditures in the period incurred beginning January 1, 2025. The Company has modified its deferred tax position accordingly.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company had foreign net operating loss carryforwards of $645,000, state tax credit carryforwards of $8,019,000 that will begin to expire for the 2033 tax return, and foreign tax credit carryforwards of $2,830,000, that will begin to expire for the 2028 tax return. As of December 31, 2024, the Company had foreign net operating loss carryforwards of $1,306,000, state tax credit carryforwards of $7,619,000, and foreign tax credit carryforwards of $2,567,000.
As of December 31, 2025, the Company had a valuation allowance for foreign net operation loss carryforwards of $549,000 and a valuation allowance for foreign tax credits of $2,188,000 that were not considered to be realized. As of December 31, 2024, the Company had a valuation allowance for foreign net operation loss carryforwards of 599,000 and a valuation allowance for foreign tax credits of $1,916,000 that was not considered to be realized. Should these credits be utilized in a future period, the reserve associated with these credits would be reversed in the period when it is determined that the credits can be utilized to offset future income tax liabilities.
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
NOTE 19: Earnings per Share
The following table shows the computation of basic and diluted earnings per share as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	114,442	106,171	113,234
Basic weighted-average common shares outstanding	168,049	171,438	172,249
Effect of dilutive stock options	1,318	1,173	1,150
Diluted weighted-average common and common-equivalent shares outstanding	169,367	172,611	173,399
Earnings per share
Basic	0.68	0.62	0.66
Diluted	0.68	0.62	0.65
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding as follows (in thousands):

	2025	2024	2023
Stock options	10,238	8,497	6,854
Restricted stock units	17	—	—
Performance restricted stock units	—	—	—
Total weighted average anti-dilutive stock-based awards outstanding	10,255	8,497	6,854

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
The following table summarizes information about geographic areas (in thousands):

	United States	Europe	Greater China	Other	Total
Year Ended December 31, 2025
Revenue	$329,125	$251,638	$158,456	$255,140	$994,359
Long-lived assets	48,838	14,112	13,631	14,428	$91,009
Year Ended December 31, 2024
Revenue	$306,766	$217,880	$164,147	$225,722	$914,515
Long-lived assets	56,948	15,655	14,844	16,025	$103,472
Year Ended December 31, 2023
Revenue	$288,324	$220,665	$164,115	$164,443	$837,547
Long-lived assets	62,946	17,005	17,028	15,958	$112,937
Revenue is presented geographically based on the customer’s country of domicile.
Revenue from a single customer accounted for 15% and 10% of total revenue in 2025 and 2024, respectively. Revenue from this customer was not greater than 10% of total revenue in 2023. Accounts receivable from this customer were not greater than 10% of total accounts receivable as of December 31, 2025 and was 10% of total accounts receivable as of December 31, 2024.

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
	2025	2024	2023
Revenue	$994,359	$914,515	$837,547
Less:
Cost of revenue (1)	328,966	288,721	236,306
Gross profit	665,393	625,794	601,241
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	75,690	79,544	78,762
Incentive compensation (2)	9,537	4,711	1,446
Stock-based compensation	15,336	14,628	16,480
Depreciation and amortization	2,628	3,229	3,056
Other segment expenses (3)	35,779	37,703	39,656
Total research, development, and engineering expenses	138,970	139,815	139,400
Selling, general, and administrative expenses
Salaries and fringe benefits	174,526	179,898	166,612
Incentive compensation (2)	55,932	45,565	35,513
Stock-based compensation	30,965	35,849	36,309
Depreciation and amortization	15,759	16,936	11,759
Other segment expenses (3)	86,675	92,666	88,946
Total selling, general, and administrative expenses	363,857	370,914	339,139
Loss (recovery) from fire	—	—	(8,000)
Operating income	162,566	115,065	130,702
Foreign currency gain (loss)	(4,082)	1,531	(10,039)
Investment income	16,950	13,971	14,093
Other income (expense)	7,368	922	592
Income before income tax expense	182,802	131,489	135,348
Income tax expense	68,360	25,318	22,114
Net income	$114,442	$106,171	$113,234
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $12,406,000, $12,524,000, and $7,065,000 for 2025, 2024, and 2023, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, rent, and allocations, among other less significant expenses.
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COGNEX CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23: Subsequent Events
On February 11, 2026, the Board declared a cash dividend of $0.085 per share. The dividend is payable March 12, 2026 to all shareholders of record as of the close of business on February 26, 2026.
On February 11, 2026, the Board authorized the repurchase of an additional $500,000,000 of the Company's common stock through open market purchases, privately negotiated transactions, or otherwise in compliance with applicable securities laws. The Board also reauthorized the Company to establish Rule 10b5-1 trading plans. Rule 10b5-1 trading plans allow companies to repurchase shares at times when they might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. The Company may repurchase shares pursuant to its repurchase program depending upon a variety of factors, including, among other things, the impact of dilution from equity-based awards, stock price, share availability, and cash requirements.
On February 11, 2026, the Company disclosed its intent to divest its Japan‑focused trading business, which was acquired as part of the Moritex acquisition, for a target purchase price between $10 million and $12 million, including the sale of related inventories. Divestiture of this business would not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. The Company is targeting a transaction close in the second quarter of 2026. Management is currently evaluating the financial statement impact; however, due the timing of related negotiations an estimate of such impact cannot be reasonably determined as of the date these financial statements were issued.
The Company evaluated subsequent events through February 12, 2026, the date the financial statements were issued. Other than the aforementioned items, there were no additional material recognized or unrecognized subsequent events identified.

COGNEX CORPORATION – SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Other		Balance at End of Period
	(In thousands)
Allowance for Credit Losses on Accounts Receivable:
2025	$827	$477	$—	$(555)	(1)	$(21)	(2)	$728
2024	$583	$459	$—	$(222)	(1)	$7	(2)	$827
2023	$730	$500	$—	$(645)	(1)	$(2)	(2)	$583
Reserve for Sales Returns:
2025	$2,518	$500	$—	$—	(1)	$—	(2)	$3,018
2024	$2,018	$500	$—	$—	(1)	$—	(2)	$2,518
2023	$1,518	$500	$—	$—	(1)	$—	(2)	$2,018
Deferred Tax Valuation Allowance:
2025	$2,515	$222	$—	$—		$—		$2,737
2024	$943	$1,572	$—	$—		$—		$2,515
2023	$7,661	$—	$—	$(6,718)		$—		$943
(1)Specific write-offs
(2)Foreign currency exchange rate changes

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting or financial disclosure during 2025 or 2024.
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
Based on our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting
The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Cognex Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cognex Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 12, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 12, 2026

ITEM 9B: OTHER INFORMATION
During the quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers of the Company and the other matters required by Item 10 shall be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company’s website, www.cognex.com under "Company-Investor Governance-Governance Documents". The Company intends to disclose on its website any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or The NASDAQ Stock Market LLC.
With respect to Item 408(b) of Regulation S-K, the Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company's personnel, including its officers, directors, employees of the Company and its subsidiaries, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K. It also is the Company's policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in Company securities.
ITEM 11: EXECUTIVE COMPENSATION
Information with respect to executive compensation and the other matters required by Item 11 shall be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
The following table provides information as of December 31, 2025 regarding shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of restricted stock units		Weighted-average exercise price of outstanding options, restricted stock units, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by shareholders (3)	12,791,000	(1)	$45.71	4,006,000	(2)
Equity compensation plans not approved by shareholders (3)	—		—	—
	12,791,000		$45.71	4,006,000
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
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and the other matters required by Item 13 shall be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services and the other matters required by Item 14 shall be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Not applicable.

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
Second Amended and Restated By-laws of Cognex Corporation, effective February 19, 2025 (incorporated by reference to Exhibit 3.1 of Cognex's Current Report on Form 8-K, as filed with the SEC on February 20, 2025 [File No. 1-34218])

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
Form of Indemnification Agreement with each of the Directors of Cognex Corporation (incorporated by reference to Exhibit 10R of Cognex's Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 1-34218])

10D *
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

10H *	Summary of Cognex Annual Bonus Program (filed herewith)
10J *
Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10U of Cognex's Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-34218])

10K *
Form of Performance Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10L of Cognex’s Annual Report on Form 10-K for the year ended December 31, 2021 [File No. 1-34218])

10L *	Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of Cognex's Current Report on Form 8-K, as filed with the SEC on May 4, 2023 [File No. 1-34218])
10M *
Form of Non-Qualified Stock Option Agreement under the Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of Cognex's Current Report on Form 8-K, as filed with the SEC on May 4, 2023 [File No. 1-34218])

10N *
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
Letter Agreement, dated January 3, 2024 between Cognex Corporation and Paul D. Todgham (incorporated by reference to Exhibit 10.1 Of Cognex's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 [File No. 1-34218])

10Q *
Relocation Letter Agreement, effective as of April 22, 2024, by and between Cognex Corporation and Dennis Fehr (incorporated by reference to Exhibit 10.1 of Cognex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 [File No. 1-34218])

10R *
Transition Agreement, effective as of April 30, 2025, by and between Cognex Corporation and Robert Willett (incorporated by reference to Exhibit 10.1 of Cognex's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 [File No. 1-34218])

19	Cognex Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 of Cognex's Annual Report on Form 10-K for the year ended December 31, 2024 [File No. 1-34218])
21	Subsidiaries of the registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (furnished herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (furnished herewith)
97
Policy Relating to Recovery of Erroneously Awarded Compensation (as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1) (incorporated by reference to Exhibit 97 of Cognex's Annual Report on Form 10-K for the year ended December 31, 2023 [File No. 1-34218])

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
* Indicated management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February 2026.

COGNEX CORPORATION

By:	/s/ Matthew Moschner
Matthew Moschner
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Moschner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Matthew Moschner

/s/ Dennis Fehr	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Dennis Fehr

/s/ Laura MacDonald	Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)	February 12, 2026
Laura MacDonald

/s/ Sachin Lawande	Director	February 12, 2026
Sachin Lawande

/s/ John Lee	Director	February 12, 2026
John Lee

/s/ Angelos Papadimitriou	Director	February 12, 2026
Angelos Papadimitriou

/s/ Marjorie Sennett	Director	February 12, 2026
Marjorie Sennett

/s/ Anthony Sun	Director	February 12, 2026
Anthony Sun

/s/ Robert J. Willett	Director	February 12, 2026
Robert J. Willett