Form 10-Q
period 2026-04-05
COGNEX CORP
filed 2026-05-07
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 5, 2026 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of May 3, 2026, there were 166,419,451 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended
	April 5, 2026	March 30, 2025
	(unaudited)
Revenue	$268,437	$216,036
Cost of revenue	77,498	71,713
Gross profit	190,939	144,323
Research, development, and engineering expenses	37,025	34,727
Selling, general, and administrative expenses	94,041	83,504
Operating income	59,873	26,092
Foreign currency gain (loss)	(1,345)	(2,453)
Investment income	4,836	3,990
Other income (expense)	(1,607)	169
Income before income tax expense	61,757	27,798
Income tax expense	10,053	4,195
Net income	$51,704	$23,603

Net income per weighted-average common and common-equivalent share:
Basic	$0.31	$0.14
Diluted	$0.31	$0.14

Weighted-average common and common-equivalent shares outstanding:
Basic	166,514	169,265
Diluted	168,386	170,391

Cash dividends per common share	$0.085	$0.080

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended
	April 5, 2026	March 30, 2025
	(unaudited)
Net income	$51,704	$23,603
Other comprehensive income (loss), net of tax

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(726) and $875 in the three-month periods, respectively	(2,227)	2,711
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	(28)	(27)
Net change related to available-for-sale investments	(2,255)	2,684

Net change related to foreign currency translation adjustments	(4,983)	11,447

Other comprehensive income (loss), net of tax	(7,238)	14,131
Total comprehensive income (loss)	$44,466	$37,734

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 5, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,343	$262,925
Current investments	59,413	74,037
Accounts receivable, net of allowance for credit losses of $781 and $728 in 2026 and 2025, respectively	170,721	146,713
Unbilled revenue	16,401	16,980
Inventories	135,549	137,889
Prepaid expenses and other current assets	70,922	58,702
Total current assets	690,349	697,246
Non-current investments	325,186	305,339
Property, plant, and equipment, net	84,291	86,015
Operating lease assets	69,709	72,310
Goodwill	382,818	386,279
Intangible assets, net	67,140	81,100
Deferred income taxes	381,100	383,272
Other assets	5,025	4,994
Total assets	2,005,618	2,016,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,551	$50,203
Accrued expenses	77,399	91,397
Accrued income taxes	6,172	9,141
Deferred revenue and customer deposits	34,053	21,094
Operating lease liabilities	12,310	11,716
Total current liabilities	189,485	183,551
Non-current operating lease liabilities	61,707	64,870
Deferred income taxes	252,230	250,512
Reserve for income taxes	21,336	24,269
Other liabilities	1,891	1,452
Total liabilities	526,649	524,654

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2026 and 2025, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2026 and 2025, respectively; issued and outstanding: 166,527 and 166,997 shares in 2026 and 2025, respectively	333	334
Additional paid-in capital	1,194,927	1,138,708
Retained earnings	344,443	406,355
Accumulated other comprehensive loss, net of tax	(60,734)	(53,496)
Total shareholders’ equity	1,478,969	1,491,901
Total liabilities and shareholders' equity	$2,005,618	$2,016,555

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	April 5, 2026	March 30, 2025
	(unaudited)
Cash flows from operating activities:
Net income	$51,704	$23,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,933	9,939
Depreciation of property, plant, and equipment	4,703	5,306
Amortization of intangible assets	2,532	2,628
Excess and obsolete inventory charges	364	197
Loss on sale of business, net of transaction costs	1,539	—
Deferred income taxes	4,740	(4,689)
Other adjustments	(380)	(188)
Change in operating assets and liabilities:
Accounts receivable	(23,711)	(17,183)
Unbilled revenue	593	307
Inventories	8	5,474
Prepaid expenses and other current assets	(12,212)	2,526
Accounts payable	9,390	4,996
Accrued expenses	(13,554)	(6,055)
Accrued income taxes	(2,905)	(3,153)
Deferred revenue and customer deposits	12,889	14,761
Other	(2,540)	2,033
Net cash provided by (used in) operating activities	45,093	40,502
Cash flows from investing activities:
Purchases of investments	(47,013)	(113,297)
Maturities and sales of investments	39,042	148,885
Net proceeds from sale of business	11,519	—
Purchases of property, plant, and equipment, net of proceeds	(2,757)	(2,501)
Net cash provided by (used in) investing activities	791	33,087
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	44,290	(2,587)
Repurchase of common stock	(98,995)	(102,233)
Payment of dividends	(14,196)	(13,550)
Net cash provided by (used in) financing activities	(68,901)	(118,370)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,565)	2,431
Net change in cash and cash equivalents	(25,582)	(42,350)
Cash and cash equivalents at beginning of period	262,925	186,094
Cash and cash equivalents at end of period	$237,343	$143,744

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2025	166,997	$334	$1,138,708	$406,355	$(53,496)	$1,491,901
Net issuance of common stock under stock plans	1,905	4	44,286	—	—	44,290
Repurchase of common stock	(2,375)	(5)	—	(98,990)	—	(98,995)
Excise tax on repurchase of common stock	—	—	—	(430)	—	(430)
Stock-based compensation expense	—	—	11,933	—	—	11,933
Payment of dividends ($0.085 per common share)	—	—	—	(14,196)	—	(14,196)
Net income	—	—	—	51,704	—	51,704
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(726)	—	—	—	—	(2,227)	(2,227)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	(4,983)	(4,983)
Balance as of April 5, 2026 (unaudited)	166,527	$333	$1,194,927	$344,443	$(60,734)	$1,478,969

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	478	1	(2,588)	—	—	(2,587)
Repurchase of common stock	(3,047)	(6)	—	(103,407)	—	(103,413)
Stock-based compensation expense	—	—	9,939	—	—	9,939
Payment of dividends ($0.080 per common share)	—	—	—	(13,550)	—	(13,550)
Net income	—	—	—	23,603	—	23,603
Net unrealized gain (loss) on available-for-sale investments, net of tax of $875	—	—	—	—	2,711	2,711
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	11,447	11,447
Balance as of March 30, 2025 (unaudited)	167,865	$336	$1,097,989	$405,949	$(58,646)	$1,445,628

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Reference should be made to the consolidated financial statements and related notes included in Cognex Corporation's ("Cognex" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2025 for a full description of other significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of April 5, 2026, and the results of its operations for the three-month periods ended April 5, 2026 and March 30, 2025, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month period ended April 5, 2026 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. ASU 2024-03 mandates disclosures in the notes to financial statements detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. For public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption will result in disclosure changes only. Management is currently evaluating the impact that adopting ASU 2024-03 would have on the Company's financial statement disclosures.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 3: Financial Instruments
Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments as of April 5, 2026 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$178,191	$—	$—	$178,191	$178,191	$—	$—
Money market instruments	Level 1	59,152	—	—	59,152	59,152	—	—
Corporate bonds	Level 2	360,314	1,399	(1,304)	360,409	—	58,428	301,981
Treasury notes	Level 2	20,365	26	(26)	20,365	—	985	19,380
Asset-backed securities	Level 2	4,116	—	(291)	3,825	—	—	3,825
Total		$622,138	$1,425	$(1,621)	$621,942	$237,343	$59,413	$325,186
The following table summarizes the Company’s cash, cash equivalents, and investments as of December 31, 2025 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$199,755	$—	$—	$199,755	$199,755	$—	$—
Money market instruments	Level 1	63,170	—	—	63,170	63,170	—	—
Corporate bonds	Level 2	342,442	3,149	(240)	345,351	—	66,625	278,726
Treasury notes	Level 2	29,676	167	—	29,843	—	7,412	22,431
Asset-backed securities	Level 2	4,471	—	(289)	4,182	—	—	4,182
Total		$639,514	$3,316	$(529)	$642,301	$262,925	$74,037	$305,339
The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets and are therefore classified as Level 1. Money market instruments consist of treasury bills, corporate commercial paper, and certificates of deposit that are highly liquid and mature in three months or less. Corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury notes consist of debt securities issued by the U.S. government; and asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement. All of the Company's securities as of April 5, 2026 and December 31, 2025 were denominated in U.S. Dollars, with the exception of certain certificates of deposit.
The Company’s debt securities are reported at fair value based on model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability and are therefore classified as Level 2. Management is responsible for estimating the fair value of these financial instruments, and in doing so, considers valuations provided by a large, third-party pricing service. This service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $3,793,000 and $3,852,000 as of April 5, 2026 and December 31, 2025,

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively.
Realized Gains (Losses) on Debt Securities
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month periods ended April 5, 2026 and March 30, 2025 (in thousands):

	Three-months Ended
	April 5, 2026	March 30, 2025
Gross realized gains	$28	$27
Gross realized losses	—	—
Net realized gains (losses)	$28	$27
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
Unrealized Losses on Debt Securities
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of April 5, 2026 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$138,944	$(1,242)	$11,537	$(62)	$150,481	$(1,304)
Treasury notes	7,167	(26)	—	—	7,167	(26)
Asset-backed securities	—	—	3,825	(291)	3,825	(291)
	$146,111	$(1,268)	$15,362	$(353)	$161,473	$(1,621)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of April 5, 2026 or December 31, 2025. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Securities Maturities
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of April 5, 2026 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
Corporate bonds	$58,428	$82,557	$115,212	$53,935	$50,277	$360,409
Treasury notes	985	17,389	1,991	—	—	20,365
Asset-backed securities	—	—	—	3,728	97	3,825
	$59,413	$99,946	$117,203	$57,663	$50,374	$384,599
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
The Company had the following outstanding forward contracts (in thousands):

	April 5, 2026		December 31, 2025
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	34,000	$27,335	—	$—
Chinese Renminbi	170,000	24,734	20,000	2,865
Euro	15,000	17,343	—	—
Mexican Peso	150,000	8,380	160,000	8,881
Hungarian Forint	2,500,000	7,517	2,500,000	7,600
British Pound	4,000	5,297	4,000	5,383
Japanese Yen	800,000	5,034	400,000	2,563
Swiss Franc	2,000	2,515	—	—
Indian Rupee	225,000	2,399	400,000	4,436
Korean Won	3,000,000	1,988	9,000,000	6,239

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Balance Sheet Location	Fair Value Level	April 5, 2026	December 31, 2025	Balance Sheet Location	Fair Value Level	April 5, 2026	December 31, 2025
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$985	$791	Accrued expenses	Level 2	$1,856	$367
Activity:
Gross amounts recognized			$985	$791			$1,856	$367
Gross amounts offset			—	—			—	—
Net amounts presented on the Consolidated Balance Sheets			$985	$791			$1,856	$367
The Company’s forward contracts are reported at fair value based on model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability and are therefore classified as Level 2. The Company's forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks.
Information regarding the effect of derivative instruments on the Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Location	Three-months Ended
		April 5, 2026	March 30, 2025
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$(761)	$(547)
Activities related to derivative instruments are reflected within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	April 5, 2026	December 31, 2025
Raw materials	$69,896	$75,417
Work-in-process	6,446	4,877
Finished goods	59,207	57,595
	$135,549	$137,889

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: Goodwill and Intangible Assets
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2025	$386,279
Business disposal (refer to Note 13)	(541)
Foreign exchange rate changes	(2,920)
Balance as of April 5, 2026	$382,818
Amortized intangible assets as of April 5, 2026 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$54,907	$(13,760)	$41,147
Completed technologies	58,175	(32,320)	25,855
Trademarks	799	(666)	133
Non-compete agreements	60	(55)	5
Balance as of April 5, 2026	$113,941	$(46,801)	$67,140
Amortized intangible assets as of December 31, 2025 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$68,241	$(14,843)	$53,398
Completed technologies	58,603	(31,110)	27,493
Trademarks	812	(610)	202
Non-compete agreements	60	(53)	7
Balance as of December 31, 2025	$127,716	$(46,616)	$81,100
Future amortization expense related to intangible assets as of April 5, 2026 is as follows (in thousands):

Amount
Remainder of fiscal 2026	$6,611
2027	7,968
2028	7,238
2029	7,238
2030	6,695
2031	6,695
Thereafter	24,695
$67,140
On April 1, 2026, the Company completed the divestiture of its Japan-focused trading business, which was originally acquired as part of the acquisition of Moritex Corporation in 2023. In connection with the divestiture, the Company derecognized $541,000 of goodwill and $10,636,000 of customer relationship intangible assets, representing the net carrying amounts attributable to the disposed business.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The changes in the warranty obligation for the three-month periods ended April 5, 2026 and March 30, 2025 were as follows (in thousands):

Balance as of December 31, 2025	$5,474
Provisions for warranties issued during the period	1,301
Fulfillment of warranty obligations	(1,127)
Balance as of April 5, 2026	$5,648

Balance as of December 31, 2024	$5,140
Provisions for warranties issued during the period	1,453
Fulfillment of warranty obligations	(873)
Foreign exchange rate changes	8
Balance as of March 30, 2025	$5,728

NOTE 7: Commitments and Contingencies
As of April 5, 2026, the Company had outstanding purchase orders totaling $50,616,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of April 5, 2026, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss. The Company's accrual for such losses was not material as of April 5, 2026 and March 30, 2025.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Stockholders' Equity
Stock Repurchase Program
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in prior periods, the Company repurchased 3,047,000 shares at a total cost of $103,413,000 during the three-month period ended March 30, 2025 and 2,375,000 shares at a total cost of $98,995,000 during the three-month period ended April 5, 2026, leaving a remaining balance of $16,025,000 as of April 5, 2026. On February 11, 2026, the Board authorized the repurchase of an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Stock-Based Compensation Expense
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs").
The following table summarizes the number of stock-based awards granted by the Company and the weighted-average grant-date fair value per unit for the three-month periods ended April 5, 2026 and March 30, 2025:

	Three-months Ended
	April 5, 2026		March 30, 2025
	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value
Stock options	326	$22.13	1,360	$12.32
Restricted stock units	745	$56.36	1,248	$32.35
Performance restricted stock units	71	$56.13	184	$32.14
	1,142		2,792
During the three-month periods ended April 5, 2026 and March 30, 2025, the Company granted PRSUs that vest upon the achievement of (1) a service condition of three years of continuous employment and (2) a performance condition established by the Compensation Committee of the Board as of the grant date. The number of shares earned could range between 0% and 120% based on achievement of the performance condition, which includes certain financial targets. The fair value of these PRSUs is calculated based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes.
The Company stratifies its employee population into two groups: one consisting of senior management and members of the Board and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 12% to all stock-based awards for senior management and a rate of 13% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. Credits of $1,576,000 and $4,789,000 were recorded in 2026 and 2025, respectively, to true up previously recorded compensation expense for this forfeiture rate revision. Additionally in the first quarter of 2026, the Company revised its forfeiture rate applied specifically to stock-based awards for its former chief executive officer to 100% due to his retirement from the Board effective March 2, 2026, resulting in credits of $5,031,000.
As of April 5, 2026, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $68,857,000, which is expected to be recognized over a weighted-average period of 1.8 years.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended
	April 5, 2026	March 30, 2025
Cost of revenue	$925	$668
Research, development, and engineering	5,094	$4,696
Selling, general, and administrative	5,914	$4,575
Total stock-based compensation expense	$11,933	$9,939
No compensation expense was capitalized as of April 5, 2026 or December 31, 2025.
NOTE 9: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended
	April 5, 2026	March 30, 2025
Americas	$121,301	$99,374
Europe	63,815	46,790
Greater China	37,759	26,946
Other Asia	45,562	42,926
	268,437	216,036

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended
	April 5, 2026	March 30, 2025
Standard products and services	254,439	204,510
Application-specific customer solutions	13,998	11,526
	268,437	216,036
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $17,224,000 and $10,592,000 as of April 5, 2026 and December 31, 2025, respectively.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the three-month periods ended April 5, 2026 and March 30, 2025 (in thousands):

Balance as of December 31, 2025	$21,094
Deferral of revenue billed in the current period, net of recognition	21,134
Recognition of revenue deferred in prior period	(8,042)
Reclassified to accounts receivable	(203)
Foreign exchange rate changes	70
Balance as of April 5, 2026	$34,053

Balance at December 31, 2024	$25,035
Deferral of revenue billed in the current period, net of recognition	22,175
Recognition of revenue deferred in prior period	(7,414)
Foreign exchange rate changes	62
Balance as of March 30, 2025	$39,858
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
NOTE 10: Income Taxes
The Company's effective tax rate was 16% and 15% for the three-month periods ended April 5, 2026 and March 30, 2025, respectively.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.7% in Japan, and 22% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month periods ended April 5, 2026 and March 30, 2025.
For the three-month period ended April 5, 2026, the Company recorded a net discrete tax benefit of $1,179,000, primarily driven by excess tax benefits related to stock‑based compensation. For the three-month period ended March 30, 2025, the Company recorded a net discrete tax benefit of $307,000, primarily driven by deferred tax adjustments partially offset by excess tax liabilities related to stock‑based compensation.
The Company’s reserve for income taxes, including gross interest and penalties, was $24,195,000 as of April 5, 2026, of which $21,336,000 was classified as a non-current liability and $2,859,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
Within the United States, the tax years 2022 through 2025 remain open to examination by the Internal Revenue Service, and 2021 through 2025 remain open to examination by various state tax authorities. The tax years 2017 through 2025 remain open to examination by various international taxing authorities in other jurisdictions in which the Company operates.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Organization for Economic Cooperation and Development ("OECD") provided model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-United States jurisdictions where the Company operates. From 2024 to 2025, the Company met at least one of the tests under the transitional safe harbor exception for all jurisdictions except for the United States. During 2024 and 2025, the Company had favorable treatment under a safe harbor that exempted U.S. multinational entity exposure to top-up tax under Pillar Two, which expired at the end of 2025. In 2026, OECD released the framework for a side-by-side system, providing a permanent solution for multinational entities headquartered in jurisdictions that had not fully adopted the Pillar Two Model Rules into domestic law but have current domestic tax regimes meeting certain requirements, including a high statutory tax rates (at least 20%) that had not fully adopted the Pillar Two Model Rules into domestic law. However, uncertainty remains related to the implementation of this arrangement across the various jurisdictions in which the Company operates, and the Company is now subject to top-up tax effective January 1, 2026. This minimum tax is treated as a period cost but did not have a material impact on the Company's financial results of operations for the three-month period ended April 5, 2026. The Company continues to monitor legislative developments.
NOTE 11: Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the three-month periods ended April 5, 2026 and March 30, 2025 (in thousands, except per share amounts):

	Three-months Ended
	April 5, 2026	March 30, 2025
Net income	51,704	23,603
Basic weighted-average common and common-equivalent shares outstanding	166,514	169,265
Effect of dilutive stock-based awards	1,872	1,126
Diluted weighted-average common and common-equivalent shares outstanding	168,386	170,391
Earnings per share
Basic	0.31	0.14
Diluted	0.31	0.14
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding for the three-month periods ended April 5, 2026 and March 30, 2025 (in thousands):

	Three-months Ended
	April 5, 2026	March 30, 2025
Stock options	5,945	9,765
Restricted stock units	376	—
Performance restricted stock units	41	—
Total weighted average anti-dilutive stock-based awards outstanding	6,362	9,765
NOTE 12: Segment Information
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

	Three-months Ended
	April 5, 2026	March 30, 2025
Revenue	$268,437	$216,036
Less:
Cost of revenue (1)	77,498	71,713
Gross profit	190,939	144,323
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	19,074	18,274
Incentive compensation (2)	2,024	1,071
Stock-based compensation	5,094	4,696
Depreciation and amortization	502	755
Other segment expenses (3)	10,331	9,931
Total research, development, and engineering expenses	37,025	34,727
Selling, general, and administrative expenses
Salaries and fringe benefits	45,026	42,195
Incentive compensation (2)	14,326	10,882
Stock-based compensation	5,914	4,575
Depreciation and amortization	3,666	4,161
Other segment expenses (3)	25,109	21,691
Total selling, general, and administrative expenses	94,041	83,504
Operating income	59,873	26,092
Foreign currency gain (loss)	(1,345)	(2,453)
Investment income	4,836	3,990
Other income (expense)	(1,607)	169
Income before income tax expense	61,757	27,798
Income tax expense	10,053	4,195
Net income	$51,704	$23,603
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $3,067,000 and $3,018,000 for the three-month periods ended April 5, 2026 and March 30, 2025, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, rent, and reorganization charges, among other less significant expenses.
Segment assets amounted to $2,005,618,000 and $2,016,555,000 as of April 5, 2026 and December 31, 2025, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Business Disposal
On April 1, 2026, the Company completed the divestiture of its Japan-focused trading business, which was originally acquired as part of the acquisition of Moritex Corporation ("Moritex") in 2023. The disposal group met the definition of a business under ASC 805 as it included inputs and substantive processes that together significantly contributed to the ability to create outputs. The transaction resulted in gross proceeds received from the buyer of ¥1,882,688,000 Japanese Yen ($12,049,000 U.S. Dollars based on the closing-date foreign exchange rate).
Carrying amounts of major assets and liabilities included as part of the disposal group were as follows (in thousands):

Amount
Inventories	$2,195
Goodwill	541
Intangible assets, net (customer relationships)	10,636
Total assets	$13,372

Accrued expenses (retirement benefit obligation)	$314
Total liabilities	$314

The Company recognized a pre-tax loss of ¥240,445,000 Japanese Yen ($1,539,000 U.S. Dollars based on the closing-date foreign exchange rate), which includes direct costs associated with the divestiture incurred during the three-month period ended April 5, 2026 of ¥82,895,000 Japanese Yen ($530,000 U.S. Dollars based on the closing-date foreign exchange rate) and is presented within “Other income (expense)” in the Consolidated Statements of Operations for the three-month period ended April 5, 2026. The transaction did not have a material impact on the Company’s income tax expense or tax position.
The divested business was not considered core to the Company’s operations and its sale does not represent a strategic shift that would have a major effect on the Company’s operations or financial results. For the year ended December 31, 2025, the divested business accounted for approximately 2% of the Company’s overall revenue. Accordingly, the transaction does not meet the criteria for discontinued operations presentation and as a result, the results of operations of the disposal group are presented within continued operations for the three-month period ended April 5, 2026. The business was not a reportable segment and was included within the Company’s single operating segment as described in Note 13, Segment Information.
The Company allocated ¥1,661,888,000 Japanese Yen ($10,636,000 U.S. Dollars based on the closing-date foreign exchange rate) of net customer relationships to the disposal group based on the relative fair value attributable to the disposal group using an income approach, which the Company determined to be the most appropriate basis for allocation as it best reflects the economic benefits and expected future cash flows associated with these relationships. The income approach is consistent with the valuation methodology used in the original acquisition‑date valuation and incorporates management’s best estimates and assumptions that a market participant would consider.
The Company allocated ¥84,563,000 Japanese Yen ($541,000 U.S. Dollars based on the closing-date foreign exchange rate) of goodwill to the disposal group based on its relative fair value compared to the Company’s total fair value. Following the divestiture, the remaining goodwill associated with the continuing reporting unit was supported by a substantial excess of fair value of the reporting unit over its carrying value, and therefore no impairment charge was recognized.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Subsequent Events
On May 6, 2026, the Board declared a cash dividend of $0.085 per share. The dividend is payable on June 4, 2026 to all shareholders of record as of the close of business on May 21, 2026.
Additionally, on April 29, 2026, the shareholders of the Company approved an amendment to the Cognex Corporation 2023 Stock Option and Incentive Plan (the “2023 Plan”) to increase the maximum amount of shares of common stock available to be issued under the plan by 4,600,000 shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers can identify these forward-looking statements by our use of the words "expects," "anticipates," "estimates," "potential," "believes," "projects," "intends," "plans," "aims," "will," "may," "shall," "could," "should," "opportunity," "goal," "objective," "target," "milestone" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, financial targets, milestones and related timing expectations, the impacts of our strategic portfolio review, the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities including our salesforce transformation, new product offerings, innovation and product development activities, customer acceptance of our products, commercial partnerships, capital expenditures, cost management activities including expected annualized operating expense reductions, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, acquisitions, and estimated tax benefits and expenses, changes in tax legislation, and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products and the inability to develop new products; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees and effectively plan for succession, while maintaining our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars and conflicts involving Iran, Ukraine, and Israel and those that may arise in the future in the geographies where we conduct business; (6) the challenges in integrating and achieving expected results from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) the inability to effectively scale our operations and salesforce to support a significantly expanded customer base; (9) information security breaches and other cybersecurity threats; (10) the failure to comply with laws or regulations relating to data privacy, data protection, AI, or other automated technologies; (11) the inability to protect our proprietary technology and intellectual property; (12) the inability to manage direct and indirect disruptions to our supply chain, which could cause delays in obtaining components for our products at reasonable prices; (13) the failure to manufacture and deliver products in a timely manner; (14) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices, including memory chips; (15) the inability to design and manufacture high-quality products; (16) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive end markets; (17) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) unfavorable global economic conditions, including, without limitation, increases in interest rates, elevated inflation rates, and recession risks; (22) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (23) stock price volatility; (24) our involvement in time-consuming and costly litigation or activist shareholder activities; and (25) the failure to effectively transform our operating model, manage our expenses, and achieve expected cost reductions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"), as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q (this "Quarterly Report"). The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Machine vision is used in a variety of end markets where technology is widely recognized as an important component of automated production, distribution, and quality assurance. Virtually every manufacturer or distributor can achieve better quality and efficiency by using machine vision. This results in a broad base of potential customers across a variety of end markets, including logistics, consumer electronics, automotive, packaging, and semiconductor.
Revenue for the first quarter of 2026 totaled $268,437,000, representing an increase of 24% over the first quarter of 2025 due to broad-based strength across our major end markets, as well as the favorable impact of foreign currency exchange rate changes on revenue. Gross margin as a percentage of revenue was 71% for the first quarter of 2026 as compared to 67% for the first quarter of 2025 due to a more favorable end-market mix and increased cost efficiencies from higher sales volume. Operating expenses for the first quarter of 2026 increased 11% from the first quarter of 2025. The impact of higher incentive compensation accruals due to stronger business performance, the unfavorable impact of foreign exchange rates on expenses, and higher reorganization charges incurred to further drive efficiencies across the organization were partially offset by savings from continued cost management activities.
Operating income increased to 22% of revenue for the first quarter of 2026 as compared to 12% of revenue for the first quarter of 2025 due to operating leverage achieved from revenue growth. Net income increased to 19% of revenue, or $0.31 per diluted share, for the first quarter of 2026, as compared to 11% of revenue, or $0.14 per diluted share, for the first quarter of 2025.
Results of Operations
As foreign currency exchange rates are a factor in understanding period-to-period comparisons, we believe the presentation of our results on a constant-currency basis in addition to reported results improves investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We also use results on a constant-currency basis as one measure to evaluate our performance. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign currency exchange rate changes. Results on a constant-currency basis are not in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be considered in addition to, and not a substitute for, results prepared in accordance with U.S. GAAP.
Revenue
Revenue increased by $52,401,000, or 24%, for the three-month period in 2026 as compared to the same period in 2025. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in 2026 as compared to 2025. Excluding the impact of foreign currency exchange rate changes, revenue increased by 21% over the prior year. The increase was due to broad-based demand across our major end markets, including revenue growth across our consumer electronics customer base, higher revenue from semiconductor and packaging customers, and continued growth with large logistics customers.
The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month periods ended April 5, 2026 and March 30, 2025.

	Three-months Ended
	April 5, 2026	March 30, 2025	$ Change	% Change
	(unaudited)
Americas	$121,301	$99,374	$21,927	22%
Percentage of total revenue	45%	46%
Europe	$63,815	$46,790	$17,025	36%
Percentage of total revenue	24%	22%
Greater China	$37,759	$26,946	$10,813	40%
Percentage of total revenue	14%	12%
Other Asia	$45,562	$42,926	$2,636	6%
Percentage of total revenue	17%	20%
Total revenue	$268,437	$216,036	$52,401	24%
Changes in revenue from a geographic perspective were as follows:

•Revenue from customers based in the Americas increased by 22% for the three-month period in 2026 as compared to the same period in 2025 due to stronger performance across our major end markets.
•Revenue from customers based in Europe increased by 36% for the three-month period in 2026 as compared to the same period in 2025. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in the first quarter of 2026 as compared to the same period in 2025, as the U.S. Dollar was weaker on average versus the Euro and sales denominated in Euros were translated into U.S. Dollars at a higher rate. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe increased by 23% for the three-month period in 2026 due to stronger performance across our major end markets, with the exception of ongoing softness in the automotive end market.
•Revenue from customers based in Greater China increased by 40% for the three-month period in 2026 as compared to the same period in 2025. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in 2026, driven by a weaker U.S. Dollar versus the Chinese Renminbi as compared to the prior year. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China increased by 36% for the three-month period in 2026 primarily due to higher revenue from customers in the consumer electronics and semiconductor end markets.
•Revenue from customers based in other countries in Asia increased by 6% for the three-month period in 2026 as compared to the same period in 2025. Changes in foreign currency exchange rates did not have a material impact on revenue for the three-month period in 2026. The increase was primarily due to higher revenue from customers in the consumer electronics and semiconductor end markets.
Gross Profit
The following table sets forth our gross profit (in thousands) for the three-month periods ended April 5, 2026 and March 30, 2025.

	Three-months Ended
	April 5, 2026	March 30, 2025	$ Change	% Change
	(unaudited)
Gross profit	$190,939	$144,323	$46,616	32%
Percentage of total revenue	71%	67%
Gross margin was 71% for the three-month period in 2026 as compared to 67% for the same period in 2025. The increase was primarily due to more favorable end-market mix and increased cost efficiencies from higher sales volume, slightly offset by the impact of tariffs.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month periods ended April 5, 2026 and March 30, 2025.

	Three-months Ended
	April 5, 2026	March 30, 2025	$ Change	% Change
	(unaudited)
Research, development, and engineering expenses	$37,025	$34,727	$2,298	7%
Percentage of total revenue	14%	16%
Selling, general, and administrative expenses	$94,041	$83,504	$10,537	13%
Percentage of total revenue	35%	39%
Total operating expenses	$131,066	$118,231	$12,835	11%
Percentage of total revenue	49%	55%
Research, Development, and Engineering Expenses
Research, development, and engineering (RD&E) expenses increased by $2,298,000, or 7%, for the three-month period in 2026 as compared to the same period in 2025. The impact of higher incentive compensation accruals due to stronger business performance and the unfavorable impact of foreign exchange rates were partially offset by savings from continued cost management activities.

RD&E expenses as a percentage of revenue was 14% for the three-month period in 2026 as compared to 16% for the same period in 2025. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. These percentages are impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased by $10,537,000, or 13%, for the three-month period in 2026 as compared to the same period in 2025. The impact of higher incentive compensation accruals due to stronger business performance, the unfavorable impact of foreign exchange rates, higher stock-based compensation, and higher reorganization charges incurred to further drive efficiencies across the organization were partially offset by savings from continued cost management activities.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month periods ended April 5, 2026 and March 30, 2025.

	Three-months Ended
	April 5, 2026	March 30, 2025	$ Change	% Change
	(unaudited)
Foreign currency gain (loss)	$(1,345)	$(2,453)	$1,108	(45)%
Investment income	$4,836	$3,990	$846	21%
Other income (expense)	$(1,607)	$169	$(1,776)	(1051)%
Total non-operating income (expense)	$1,884	$1,706	$178	10%
The Company recorded foreign currency losses of $1,345,000 and $2,453,000 for the three-month periods in 2026 and 2025, respectively. Foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income increased by $846,000, or 21%, for the three-month period in 2026 as compared to the same period in 2025 primarily due to a higher invested balance.
The Company recorded other expense of $1,607,000 for the three-month period in 2026 and other income of $169,000 for the three-month period in 2025. Other expense for the three-month period in 2026 included a pre-tax loss of $1,539,000 related to the divestiture of the Company's Japan-focused trading business (refer to Note 13 of the Consolidated Financial Statements).
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month periods ended April 5, 2026 and March 30, 2025.

	Three-months Ended
	April 5, 2026	March 30, 2025	$ Change	% Change
	(unaudited)
Income before income tax expense	$61,757	$27,798	$33,959	122%
Income tax expense	$10,053	$4,195	$5,858	140%
Effective income tax rate	16%	15%
The Company’s effective tax rate was 16% for the three-month period in 2026 and 15% for the same period in 2025. The Company recorded net discrete tax benefits of $1,179,000 and $307,000 for the three-month periods in 2026 and 2025, respectively.
Excluding the impact of discrete tax items, the Company's effective tax rate was 18% for the three-month period in 2026 and 16% for the same period in 2025. The increase was primarily due to a greater portion of Company's pre-tax income being earned in higher tax rate jurisdictions.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $621,942,000 as of April 5, 2026. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.
Operating Activities
Net cash provided by operating activities totaled $45,093,000 for the three-month period in 2026 as compared to $40,502,000 for the same period in 2025. The increase in operating cash inflow from the prior year was primarily driven by stronger business performance, partially offset by higher Company bonus payments that are made in the first quarter of each year.
Investing Activities
Net cash provided by investing activities totaled $791,000 for the three-month period in 2026 as compared to $33,087,000 for the same period in 2025. The decrease in investing cash inflow from the prior year was due to a higher level of investment maturities during the three-month period in 2025 to provide liquidity for our stock repurchase program.
Investing activities for the three-month period in 2026 included net proceeds of $11,519,000 from the divestiture of the Company's Japan-focused trading business (refer to Note 13 of the Consolidated Financial Statements).
Investing activities also included capital expenditures that totaled $2,757,000 for the three-month period in 2026 as compared to $2,501,000 for the same period in 2025. Capital expenditures in each period consisted primarily of investments in business systems, manufacturing test equipment related to new product introductions, and building and leasehold improvements.
Financing Activities
Net cash used in financing activities totaled $68,901,000 for the three-month period in 2026 and $118,370,000 for the same period in 2025. The decrease in financing cash outflow from the prior year was due to higher proceeds from stock option exercises during the three-month period in 2026 that partially offset the impact of the Company's stock repurchase and dividend programs.
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 2,375,000 shares at a total cost of $98,995,000 during the three-month period in 2026, leaving a remaining balance of $16,025,000 as of April 5, 2026. On February 11, 2026, the Board authorized the repurchase of an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Board declared and paid cash dividends of $0.085 per share in the three-month period ended April 5, 2026, totaling $14,196,000. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of April 5, 2026, the Company had inventory purchase commitments of $50,616,000, with the majority payable within twelve months, and lease payment obligations of $90,537,000, with $16,482,000 payable within twelve months.
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

New Pronouncements
Refer to Part I - Note 2 within this Quarterly Report, for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposures to market risk since December 31, 2025 as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report.
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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended April 5, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Annual Report. There have been no material changes to the risk factors included in the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended April 5, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 01, 2026 - February 01, 2026	1,375,000	$39.04	1,375,000	$61,346,000
February 02, 2026 - March 01, 2026	450,000	$40.72	450,000	$43,023,000
March 02, 2026 - April 05, 2026	550,000	49.09	550,000	16,025,000
Total	2,375,000	$41.68	2,375,000	$16,025,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended April 5, 2026, none of the Company's directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date:	May 7, 2026	COGNEX CORPORATION

		By:	/s/ Matthew Moschner
Matthew Moschner
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Laura MacDonald
Laura MacDonald
Vice President of Finance and Principal Accounting Officer
(Principal Accounting Officer)