Form 10-Q
period 2026-07-05
COGNEX CORP
filed 2026-08-06
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 5, 2026 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of August 2, 2026, there were 168,223,842 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(unaudited)		(unaudited)
Revenue	$291,263	$249,093	$559,700	$465,129
Cost of revenue	85,490	81,217	162,988	152,930
Gross profit	205,773	167,876	396,712	312,199
Research, development, and engineering expenses	32,391	33,102	69,416	67,829
Selling, general, and administrative expenses	87,865	91,341	181,906	174,845
Operating income	85,517	43,433	145,390	69,525
Foreign currency gain (loss)	(862)	(1,503)	(2,207)	(3,956)
Investment income	5,091	4,040	9,927	8,030
Other income (expense)	(446)	2,092	(2,053)	2,261
Income before income tax expense	89,300	48,062	151,057	75,860
Income tax expense	16,544	7,551	26,597	11,746
Net income	$72,756	$40,511	$124,460	$64,114

Net income per weighted-average common and common-equivalent share:
Basic	$0.43	$0.24	$0.75	$0.38
Diluted	$0.43	$0.24	$0.74	$0.38

Weighted-average common and common-equivalent shares outstanding:
Basic	167,346	167,886	166,921	168,568
Diluted	169,989	168,563	169,166	169,553

Cash dividends per common share	$0.085	$0.080	$0.170	$0.160

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(unaudited)		(unaudited)
Net income	$72,756	$40,511	$124,460	$64,114
Other comprehensive income (loss), net of tax

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(309) and $1,435 in the three months, respectively, and net of tax of $(1,035) and $2,310 in the six-month periods, respectively	(957)	1,742	(3,184)	4,453
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	—	(27)	(28)	(54)
Net change related to available-for-sale investments	(957)	1,715	(3,212)	4,399

Net change related to foreign currency translation adjustments	(769)	19,154	(5,752)	30,601

Other comprehensive income (loss), net of tax	(1,726)	20,869	(8,964)	35,000
Total comprehensive income (loss)	$71,030	$61,380	$115,496	$99,114

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 5, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,521	$262,925
Current investments	101,849	74,037
Accounts receivable, net of allowance for credit losses of $726 and $728 in 2026 and 2025, respectively	216,232	146,713
Unbilled revenue	12,684	16,980
Inventories	142,839	137,889
Prepaid expenses and other current assets	73,755	58,702
Total current assets	849,880	697,246
Non-current investments	350,643	305,339
Property, plant, and equipment, net	81,452	86,015
Operating lease assets	68,543	72,310
Goodwill	381,385	386,279
Intangible assets, net	64,464	81,100
Deferred income taxes	377,830	383,272
Other assets	4,453	4,994
Total assets	2,178,650	2,016,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,060	$50,203
Accrued expenses	80,586	91,397
Accrued income taxes	9,126	9,141
Deferred revenue and customer deposits	48,978	21,094
Operating lease liabilities	12,281	11,716
Total current liabilities	216,031	183,551
Non-current operating lease liabilities	60,196	64,870
Deferred income taxes	248,888	250,512
Reserve for income taxes	21,963	24,269
Other liabilities	2,017	1,452
Total liabilities	549,095	524,654

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2026 and 2025, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2026 and 2025, respectively; issued and outstanding: 168,217 and 166,997 shares in 2026 and 2025, respectively	336	334
Additional paid-in capital	1,294,544	1,138,708
Retained earnings	397,135	406,355
Accumulated other comprehensive loss, net of tax	(62,460)	(53,496)
Total shareholders’ equity	1,629,555	1,491,901
Total liabilities and shareholders' equity	$2,178,650	$2,016,555

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-months Ended
	July 5, 2026	June 29, 2025
	(unaudited)
Cash flows from operating activities:
Net income	$124,460	$64,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	23,145	22,233
Depreciation of property, plant, and equipment	9,294	10,627
Amortization of intangible assets	4,821	5,306
Excess and obsolete inventory charges	1,121	710
Loss on sale of business, net of transaction costs	1,539	—
Deferred income taxes	5,096	(6,193)
Other adjustments	(673)	(362)
Change in operating assets and liabilities:
Accounts receivable	(68,496)	(38,132)
Unbilled revenue	4,326	901
Inventories	(7,715)	12,944
Prepaid expenses and other current assets	(14,937)	(2,364)
Accounts payable	14,809	3,575
Accrued expenses	(8,582)	2,340
Accrued income taxes	55	(20,602)
Deferred revenue and customer deposits	27,598	27,399
Other	(1,615)	631
Net cash provided by (used in) operating activities	114,246	83,127
Cash flows from investing activities:
Purchases of investments	(132,923)	(214,754)
Maturities and sales of investments	56,000	248,570
Net proceeds from sale of business, net of direct costs	11,519	—
Purchases of property, plant, and equipment, net of proceeds	(4,289)	(4,695)
Net cash provided by (used in) investing activities	(69,693)	29,121
Cash flows from financing activities:
Net payments from issuance of common stock under stock plans	132,698	(2,412)
Repurchase of common stock	(105,231)	(102,233)
Payment of excise tax on prior year common stock repurchases	(1,151)	—
Payment of dividends	(28,454)	(26,981)
Net cash provided by (used in) financing activities	(2,138)	(131,626)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,819)	12,595
Net change in cash and cash equivalents	39,596	(6,783)
Cash and cash equivalents at beginning of period	262,925	186,094
Cash and cash equivalents at end of period	$302,521	$179,311

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of April 5, 2026 (unaudited)	166,527	$333	$1,194,927	$344,443	$(60,734)	$1,478,969
Net issuance of common stock under stock plans	1,816	3	88,405	—	—	88,408
Repurchase of common stock	(126)	—	—	(6,236)	—	(6,236)
Excise tax on repurchase of common stock	—	—	—	430	—	430
Stock-based compensation expense	—	—	11,212	—	—	11,212
Payment of dividends ($0.085 per common share)	—	—	—	(14,258)	—	(14,258)
Net income	—	—	—	72,756	—	72,756
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(309)	—	—	—	—	(957)	(957)
Foreign currency translation adjustment	—	—	—	—	(769)	(769)
Balance as of July 5, 2026 (unaudited)	168,217	$336	$1,294,544	$397,135	$(62,460)	$1,629,555

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of March 30, 2025 (unaudited)	167,865	$336	$1,097,989	$405,949	$(58,646)	$1,445,628
Net issuance of common stock under stock plans	34	—	175	—	—	175
Excise tax on repurchase of common stock	—	—	—	11	—	11
Stock-based compensation expense	—	—	12,294	—	—	12,294
Payment of dividends ($0.080 per common share)	—	—	—	(13,431)	—	(13,431)
Net income	—	—	—	40,511	—	40,511
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,435	—	—	—	—	1,742	1,742
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	19,154	19,154
Balance as of June 29, 2025 (unaudited)	167,899	$336	$1,110,458	$433,040	$(37,777)	$1,506,057

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2025	166,997	$334	$1,138,708	$406,355	$(53,496)	$1,491,901
Net issuance of common stock under stock plans	3,721	7	132,691	—	—	132,698
Repurchase of common stock	(2,501)	(5)	—	(105,226)	—	(105,231)
Stock-based compensation expense	—	—	23,145	—	—	23,145
Payment of dividends ($0.170 per common share)	—	—	—	(28,454)	—	(28,454)
Net income	—	—	—	124,460	—	124,460
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(1,035)	—	—	—	—	(3,184)	(3,184)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	(5,752)	(5,752)
Balance as of July 5, 2026 (unaudited)	168,217	$336	$1,294,544	$397,135	$(62,460)	$1,629,555

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	512	1	(2,413)	—	—	(2,412)
Repurchase of common stock	(3,047)	(6)	—	(102,227)	—	(102,233)
Excise tax on repurchase of common stock	—	—	—	(1,169)	—	(1,169)
Stock-based compensation expense	—	—	22,233	—	—	22,233
Payment of dividends ($0.160 per common share)	—	—	—	(26,981)	—	(26,981)
Net income	—	—	—	64,114	—	64,114
Net unrealized gain (loss) on available-for-sale investments, net of tax of $2,310	—	—	—	—	4,453	4,453
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(54)	(54)
Foreign currency translation adjustment	—	—	—	—	30,601	30,601
Balance as of June 29, 2025 (unaudited)	167,899	$336	$1,110,458	$433,040	$(37,777)	$1,506,057

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: Summary of Significant Accounting Policies
As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"). Reference should be made to the consolidated financial statements and related notes included in Cognex Corporation's ("Cognex" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2025 for a full description of other significant accounting policies.
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of July 5, 2026, and the results of its operations for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month or six-month periods ended July 5, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Accounting Standards Update (ASU) 2025-12 - Codification Improvements
The amendments in this ASU make incremental improvements to clarify, correct, and enhance the usability of the Accounting Standards Codification. The amendments address technical corrections, unintended application issues,

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and minor improvements across numerous topics, and are not expected to significantly affect current accounting practice. Key areas of clarification include diluted earnings per share calculations, disclosure requirements for lease receivables, guidance on beneficial interests, methods for accounting for treasury stock retirements, and the treatment of receivables transferred from contracts with customers. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. Management is currently evaluating the impact that adopting ASU 2025-12 would have on the Company's financial statements and disclosures.
NOTE 3: Financial Instruments
Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments as of July 5, 2026 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$232,252	$—	$—	$232,252	$232,252	$—	$—
Money market instruments	Level 1	70,269	—	—	70,269	70,269	—	—
Corporate bonds	Level 2	429,801	829	(1,958)	428,672	—	95,908	332,764
Treasury notes	Level 2	20,394	3	(69)	20,328	—	5,941	14,387
Asset-backed securities	Level 2	3,758	—	(266)	3,492	—	—	3,492
Total		$756,474	$832	$(2,293)	$755,013	$302,521	$101,849	$350,643
The following table summarizes the Company’s cash, cash equivalents, and investments as of December 31, 2025 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$199,755	$—	$—	$199,755	$199,755	$—	$—
Money market instruments	Level 1	63,170	—	—	63,170	63,170	—	—
Corporate bonds	Level 2	342,442	3,149	(240)	345,351	—	66,625	278,726
Treasury notes	Level 2	29,676	167	—	29,843	—	7,412	22,431
Asset-backed securities	Level 2	4,471	—	(289)	4,182	—	—	4,182
Total		$639,514	$3,316	$(529)	$642,301	$262,925	$74,037	$305,339
The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets and are therefore classified as Level 1. Money market instruments consist of treasury bills, corporate commercial paper, and certificates of deposit that are highly liquid and mature in three months or less. Corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury notes consist of debt securities issued by the U.S. government; and asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement. All of the Company's securities as of July 5, 2026 and December 31, 2025 were denominated in U.S. Dollars, with the exception of certain certificates of deposit.
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
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $5,051,000 and $3,852,000 as of July 5, 2026 and December 31, 2025,

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively.
Realized Gains (Losses) on Debt Securities
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, respectively (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Gross realized gains	$—	$30	$28	$57
Gross realized losses	—	(3)	—	(3)
Net realized gains (losses)	$—	$27	$28	$54
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
Unrealized Losses on Debt Securities
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of July 5, 2026 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$235,846	$(1,950)	$4,992	$(8)	$240,838	$(1,958)
Treasury notes	17,346	(69)	—	—	17,346	(69)
Asset-backed securities	—	—	3,492	(266)	3,492	(266)
	$253,192	$(2,019)	$8,484	$(274)	$261,676	$(2,293)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of July 5, 2026 or December 31, 2025. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Securities Maturities
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of July 5, 2026 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$95,908	$87,861	$120,459	$54,883	$69,561	$—	$428,672
Treasury notes	5,941	14,387	—	—	—	—	20,328
Asset-backed securities	—	—	1,404	—	—	2,088	3,492
	$101,849	$102,248	$121,863	$54,883	$69,561	$2,088	$452,492
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
The Company had the following outstanding forward contracts (in thousands):

	July 5, 2026		December 31, 2025
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Singapore Dollar	46,000	$36,636	—	$—
Chinese Renminbi	200,000	29,533	20,000	2,865
Euro	17,100	14,735	—	—
Mexican Peso	250,000	14,269	160,000	8,881
Hungarian Forint	2,500,000	8,023	2,500,000	7,600
British Pound	4,000	5,308	4,000	5,383
Indian Rupee	300,000	3,163	400,000	4,436
Swiss Franc	2,000	2,487	—	—
Korean Won	—	—	9,000,000	6,239
Japanese Yen	—	—	400,000	2,563

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Balance Sheet Location	Fair Value Level	July 5, 2026	December 31, 2025	Balance Sheet Location	Fair Value Level	July 5, 2026	December 31, 2025
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$501	$791	Accrued expenses	Level 2	$1,979	$367
Activity:
Gross amounts recognized			$501	$791			$1,979	$367
Gross amounts offset			—	—			—	—
Net amounts presented on the Consolidated Balance Sheets			$501	$791			$1,979	$367
The Company’s foreign currency forward contracts are measured at fair value using observable market inputs, including quoted forward foreign exchange rates obtained from a large, third-party pricing service. As the valuation uses observable market data and does not rely on significant unobservable inputs, these contracts are classified within Level 2 of the fair value hierarchy. The Company's forward contracts are typically traded or executed in over-the-counter markets with a high degree of pricing transparency. The market participants are generally large commercial banks.
Information regarding the effect of derivative instruments on the Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Location	Three-months Ended		Six-months Ended
		July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$243	$(420)	$(518)	$(967)
Activities related to derivative instruments are reflected within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	July 5, 2026	December 31, 2025
Raw materials	$73,345	$75,417
Work-in-process	7,575	4,877
Finished goods	61,919	57,595
	$142,839	$137,889

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: Goodwill and Intangible Assets
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2025	$386,279
Business disposal (refer to Note 13)	(541)
Foreign exchange rate changes	(4,353)
Balance as of July 5, 2026	$381,385
Amortized intangible assets as of July 5, 2026 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$54,602	$(14,598)	$40,004
Completed technologies	57,964	(33,571)	24,393
Trademarks	790	(725)	65
Non-compete agreements	60	(58)	2
Balance as of July 5, 2026	$113,416	$(48,952)	$64,464
Amortized intangible assets as of December 31, 2025 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$68,241	$(14,843)	$53,398
Completed technologies	58,603	(31,110)	27,493
Trademarks	812	(610)	202
Non-compete agreements	60	(53)	7
Balance as of December 31, 2025	$127,716	$(46,616)	$81,100
Future amortization expense related to intangible assets as of July 5, 2026 is as follows (in thousands):

Amount
Remainder of fiscal 2026	$4,309
2027	7,924
2028	7,194
2029	7,194
2030	6,651
2031	6,651
Thereafter	24,541
$64,464
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
The changes in the warranty obligation for the six-month periods ended July 5, 2026 and June 29, 2025 were as follows (in thousands):

Balance as of December 31, 2025	$5,474
Provisions for warranties issued during the period	2,918
Fulfillment of warranty obligations	(2,112)
Balance as of July 5, 2026	$6,280

Balance as of December 31, 2024	$5,140
Provisions for warranties issued during the period	2,401
Fulfillment of warranty obligations	(1,640)
Foreign exchange rate changes	17
Balance as of June 29, 2025	$5,918

NOTE 7: Commitments and Contingencies
As of July 5, 2026, the Company had outstanding purchase orders totaling $66,839,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of July 5, 2026, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss. The Company's accrual for such losses was not material as of July 5, 2026 and June 29, 2025.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: Stockholders' Equity
Stock Repurchase Program
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in prior periods, the Company repurchased 3,047,000 shares at a total cost of $102,233,000 during the six-month period ended June 29, 2025 and 2,501,000 shares at a total cost of $105,231,000 during the six-month period ended July 5, 2026, leaving a remaining balance of $9,789,000 as of July 5, 2026. On February 11, 2026, the Board authorized the repurchase of up to an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
Stock-Based Compensation Expense
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs").
The following table summarizes the number of stock-based awards granted by the Company and the weighted-average grant-date fair value per unit for the three-month and six-month periods ended July 5, 2026 and June 29, 2025:

	Three-months Ended				Six-months Ended
	July 5, 2026		June 29, 2025		July 5, 2026		June 29, 2025
	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value
Stock options	—	$—	279	$10.75	326	$22.13	1,639	$12.05
Restricted stock units	14	$66.35	11	$28.51	759	$56.54	1,259	$32.31
Performance restricted stock units	—	$—	—	$—	71	$56.13	184	$32.14
	14		290		1,156		3,082
During the first quarters of 2026 and 2025, the Company granted PRSUs that vest upon the achievement of (1) a service condition of three years of continuous employment and (2) a performance condition established by the Compensation Committee of the Board as of the grant date. The number of shares earned could range between 0% and 120% based on achievement of the performance condition, which includes certain financial targets. The fair value of these PRSUs is calculated based on the observable market price of the Company's stock on the grant date less the present value of expected future dividends. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes.
The Company stratifies its employee population into two groups: one consisting of senior management and members of the Board, and another consisting of all other employees. The Company currently applies an estimated annual forfeiture rate of 12% to all stock-based awards for senior management and members of the Board and a rate of 13% for all other employees. Each year during the first quarter, the Company revises its forfeiture rate based on updated estimates of employee turnover. Credits of $1,576,000 and $4,789,000 were recorded in 2026 and 2025, respectively, to true-up previously recorded compensation expense for this forfeiture rate revision. Additionally, in the first quarter of 2026, the Company revised its forfeiture rate applied specifically to stock-based awards for its former chief executive officer to 100% due to his retirement from the Board effective March 2, 2026, resulting in credits of $5,031,000.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of July 5, 2026, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $58,768,000, which is expected to be recognized over a weighted-average period of 1.6 years.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Cost of revenue	$592	$537	$1,517	$1,205
Research, development, and engineering	3,388	$3,443	$8,482	$8,139
Selling, general, and administrative	7,232	$8,314	$13,146	$12,889
Total stock-based compensation expense	$11,212	$12,294	$23,145	$22,233
No compensation expense was capitalized as of July 5, 2026 or December 31, 2025.
NOTE 9: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Americas	$117,037	$92,137	$238,338	$191,867
Europe	58,891	66,623	122,706	115,833
Greater China	66,125	45,025	103,884	71,815
Other Asia	49,210	45,308	94,772	85,614
	291,263	249,093	559,700	465,129

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Standard products and services	247,100	216,035	504,635	420,545
Application-specific customer solutions	44,163	33,058	55,065	44,584
	291,263	249,093	559,700	465,129
Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $20,120,000 and $10,592,000 as of July 5, 2026 and December 31, 2025, respectively.
Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represents amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains an allowance against its accounts receivable for credit losses. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain application-specific customer solutions contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the six-month periods ended July 5, 2026 and June 29, 2025, respectively (in thousands):

Balance as of December 31, 2025	$21,094
Deferral of revenue billed in the current period, net of recognition	40,188
Recognition of revenue deferred in prior period	(12,434)
Reclassified to accounts receivable	(212)
Foreign exchange rate changes	342
Balance as of July 5, 2026	$48,978

Balance at December 31, 2024	$25,035
Deferral of revenue billed in the current period, net of recognition	40,837
Recognition of revenue deferred in prior period	(13,450)
Foreign exchange rate changes	655
Balance as of June 29, 2025	$53,077
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
NOTE 10: Income Taxes
The Company's effective tax rate was 19% and 18% for the three-month and six-month periods ended July 5, 2026, respectively and 16% and 15% for the three-month and six-month periods ended June 29, 2025, respectively.
For the three-month period ended July 5, 2026, the Company recorded a net discrete tax expense of $450,000 primarily driven by return-to-provision adjustments and uncertain tax reserves. For the six-month period ended July 5, 2026, the Company recorded a net discrete tax benefit of $729,000 primarily driven by excess tax benefits related to stock-based compensation.
For the three-month period ended June 29, 2025, the Company recorded a net discrete tax benefit of $211,000, primarily driven by adjustments to uncertain tax reserves partially offset by excess tax liabilities related to stock-based compensation. For the six-month period ended June 29, 2025, the Company recorded a net discrete benefit of $518,000 primarily driven by adjustments to deferred tax balances and uncertain tax reserves partially offset by excess tax liabilities related to stock-based compensation.
Excluding the impact of discrete tax items, the Company's effective tax rate was 18% for the three-month and six-month periods in 2026 and 16% for the same periods in 2025. The increase was primarily due to a greater portion of Company's pre-tax income being earned in higher tax rate jurisdictions.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.8% in Japan, and 22% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month and six-month periods ended July 5, 2026 and June 29, 2025.
The Company’s reserve for income taxes, including gross interest and penalties, was $24,935,000 as of July 5, 2026, of which $21,963,000 was classified as a non-current liability and $2,972,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Organization for Economic Cooperation and Development ("OECD") provided model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-United States jurisdictions where the Company operates. From 2024 to 2025, the Company met at least one of the tests under the transitional safe harbor exception for all jurisdictions except for the United States. During 2024 and 2025, the Company had favorable treatment under a safe harbor that exempted U.S. multinational entity exposure to top-up tax under Pillar Two, which expired at the end of 2025. In 2026, OECD released the framework for a side-by-side system, providing a permanent solution for multinational entities headquartered in jurisdictions that had not fully adopted the Pillar Two Model Rules into domestic law but have current domestic tax regimes meeting certain requirements, including high statutory tax rates (at least 20%). However, given that uncertainty remains related to the implementation of this arrangement across the various jurisdictions in which the Company operates, the Company anticipates exposure to top-up tax effective January 1, 2026. This minimum tax is treated as a period cost but did not have a material impact on the Company's financial results of operations for the six-month period ended July 5, 2026. The Company continues to monitor legislative developments.
NOTE 11: Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the three-month and six-month periods ended July 5, 2026 and June 29, 2025 (in thousands, except per share amounts):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Net income	$72,756	$40,511	$124,460	$64,114
Basic weighted-average common and common-equivalent shares outstanding	167,346	167,886	166,921	168,568
Effect of dilutive stock-based awards	2,643	677	2,245	985
Diluted weighted-average common and common-equivalent shares outstanding	169,989	168,563	169,166	169,553
Earnings per share
Basic	0.43	0.24	0.75	0.38
Diluted	0.43	0.24	0.74	0.38
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding for the three-month and six-month periods ended July 5, 2026 and June 29, 2025 (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Stock options	1,776	10,418	2,661	10,095
Restricted stock units	6	15	4	—
Performance restricted stock units	—	184	—	—
Total weighted average anti-dilutive stock-based awards outstanding	1,782	10,617	2,665	10,095
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The measure of segment profit or loss for the Company's single segment is net income. Segment expenses were disaggregated based on the information the chief operating decision maker uses to assess performance and allocate resources considering both quantitative and qualitative factors. The following table summarizes significant segment expenses, which represent the difference between segment revenue and segment net income (in thousands):

	Three-months Ended		Six-months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Revenue	$291,263	$249,093	$559,700	$465,129
Less:
Cost of revenue (1)	85,490	81,217	162,988	152,930
Gross profit	205,773	167,876	396,712	312,199
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	18,965	19,557	38,039	37,831
Incentive compensation (2)	2,296	2,368	4,320	3,439
Stock-based compensation	3,388	3,443	8,482	8,139
Depreciation and amortization	472	737	974	1,492
Other segment expenses (3)	7,270	6,997	17,601	16,928
Total research, development, and engineering expenses	32,391	33,102	69,416	67,829
Selling, general, and administrative expenses
Salaries and fringe benefits	41,823	44,440	86,849	86,635
Incentive compensation (2)	13,693	13,858	28,019	24,740
Stock-based compensation	7,232	8,314	13,146	12,889
Depreciation and amortization	3,372	4,118	7,038	8,279
Other segment expenses (3)	21,745	20,611	46,854	42,302
Total selling, general, and administrative expenses	87,865	91,341	181,906	174,845
Operating income	85,517	43,433	145,390	69,525
Foreign currency gain (loss)	(862)	(1,503)	(2,207)	(3,956)
Investment income	5,091	4,040	9,927	8,030
Other income (expense)	(446)	2,092	(2,053)	2,261
Income before income tax expense	89,300	48,062	151,057	75,860
Income tax expense	16,544	7,551	26,597	11,746
Net income	$72,756	$40,511	$124,460	$64,114
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $3,036,000 and $6,103,000 for the three-month and six-month periods ended July 5, 2026, respectively, and $3,144,000 and $6,162,000 for the three-month and six-month periods ended June 29, 2025, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, rent, and reorganization charges, among other less significant expenses.
Segment assets amounted to $2,178,650,000 and $2,016,555,000 as of July 5, 2026 and December 31, 2025, respectively.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13: Business Disposal
On April 1, 2026, the Company completed the divestiture of its Japan-focused trading business, which was originally acquired as part of the acquisition of Moritex in 2023. The disposal group met the definition of a business under ASC 805 as it included inputs and substantive processes that together significantly contributed to the ability to create outputs. The transaction resulted in gross proceeds received from the buyer of ¥1,882,688,000 Japanese Yen ($12,049,000 U.S. Dollars based on the closing-date foreign exchange rate).
Carrying amounts of major assets and liabilities included as part of the disposal group were as follows (in thousands):

Amount
Inventories	$2,195
Goodwill	541
Intangible assets, net (customer relationships)	10,636
Total assets	$13,372

Accrued expenses (retirement benefit obligation)	$314
Total liabilities	$314

In the first quarter of 2026, the Company recognized a pre-tax loss of ¥240,445,000 Japanese Yen ($1,539,000 U.S. Dollars based on the closing-date foreign exchange rate), which includes direct costs associated with the divestiture of ¥82,895,000 Japanese Yen ($530,000 U.S. Dollars based on the closing-date foreign exchange rate) and is presented within “Other income (expense)” in the Consolidated Statements of Operations for the six-month period ended July 5, 2026. The transaction did not have a material impact on the Company’s income tax expense or tax position.
The divested business was not considered core to the Company’s operations and its sale does not represent a strategic shift that would have a major effect on the Company’s operations or financial results. For the year ended December 31, 2025, the divested business accounted for approximately 2% of the Company’s overall revenue. Accordingly, the transaction does not meet the criteria for discontinued operations presentation and as a result, the results of operations of the disposal group are presented within continued operations for the six-month period ended July 5, 2026. The business was not a reportable segment and was included within the Company’s single operating segment as described in Note 12, Segment Information.
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

NOTE 14: Subsequent Events
On August 5, 2026, the Board declared a cash dividend of $0.085 per share. The dividend is payable on September 3, 2026 to all shareholders of record as of the close of business on August 20, 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by Cognex Corporation ("Cognex", "we", "us", "our", or the "Company") from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers can identify these forward-looking statements by our use of the words "expects," "anticipates," "estimates," "potential," "believes," "projects," "intends," "plans," "aims," "will," "may," "shall," "could," "should," "opportunity," "goal," "objective," "target," "milestone" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, financial targets, milestones and related timing expectations, the impacts of our strategic portfolio review, the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities including our salesforce transformation, new product offerings, innovation and product development activities, customer acceptance of our products, commercial partnerships, capital expenditures, cost management activities including expected annualized operating expense reductions, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, financial and operating models, acquisitions, and estimated tax benefits and expenses, changes in tax legislation, and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products, the inability to develop new products, and the inability to achieve growth through expanding and adjacent markets; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees and effectively plan for succession, while maintaining our unique corporate culture; (4) the failure to properly manage the distribution of products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars and conflicts involving Iran, Ukraine, and Israel and those that may arise in the future in the geographies where we conduct business; (6) the challenges in integrating and achieving expected results from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) the inability to effectively scale our operations and salesforce to support a significantly expanded customer base in an increasing number of geographies; (9) information security breaches and other cybersecurity threats; (10) the failure to comply with laws or regulations relating to data privacy, data protection, artificial intelligence, or other automated technologies; (11) the inability to protect our proprietary technology and intellectual property; (12) the inability to manage direct and indirect disruptions to our supply chain, which could cause delays in obtaining components for our products at reasonable prices; (13) the failure to manufacture and deliver products in a timely manner; (14) the inability to obtain, or the delay in obtaining, components for our products at reasonable prices, including memory chips; (15) the inability to design and manufacture high-quality products; (16) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive end markets; (17) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (18) potential impairment charges with respect to our investments or acquired intangible assets; (19) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (20) fluctuations in foreign currency exchange rates and the use of derivative instruments; (21) unfavorable global economic conditions, including, without limitation, increases in interest rates, elevated inflation rates, and recession risks; (22) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (23) stock price volatility; (24) our involvement in time-consuming and costly litigation or activist shareholder activities; and (25) the failure to effectively transform our operating model, manage our expenses, and achieve expected cost reductions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"), as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q (this "Quarterly Report"). The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the second quarter of 2026 totaled $291,263,000, representing an increase of 17% over the second quarter of 2025 due to broad-based strength across most major end markets, as well as the favorable impact of foreign currency exchange rate changes on revenue. Gross margin as a percentage of revenue was 71% for the second quarter of 2026 as compared to 67% for the second quarter of 2025 due to a more favorable end-market mix and higher sales volume, which improved fixed-cost absorption. Operating expenses for the second quarter of 2026 decreased 3% from the second quarter of 2025. The decrease was primarily due to savings from continued cost management activities and lower stock-based compensation expense, partially offset by the unfavorable impact of foreign exchange rates on expenses.
Operating income increased to 29% of revenue for the second quarter of 2026 as compared to 17% of revenue for the second quarter of 2025 due to operating leverage achieved from revenue growth. Net income increased to 25% of revenue, or $0.43 per diluted share, for the second quarter of 2026, as compared to 16% of revenue, or $0.24 per diluted share, for the second quarter of 2025.
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
Revenue
Revenue increased by $42,170,000, or 17%, for the three-month period in 2026 and increased $94,571,000, or 20%, for the six-month period in 2026 as compared to the same periods in 2025. Changes in foreign currency exchange rates resulted in a higher level of reported revenue in the 2026 periods as compared to the corresponding periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue increased by 16% for the three-month period in 2026 and 18% for the six-month period in 2026 as compared to the same periods in 2025. The increases were due to broad-based demand across most major end markets.
The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, respectively.

	Three-months Ended				Six-months Ended
	July 5, 2026	June 29, 2025	$ Change	% Change	July 5, 2026	June 29, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$117,037	$92,137	$24,900	27%	$238,338	$191,867	$46,471	24%
Percentage of total revenue	40%	37%			43%	41%
Europe	$58,891	$66,623	$(7,732)	(12)%	$122,706	$115,833	$6,873	6%
Percentage of total revenue	20%	27%			22%	25%
Greater China	$66,125	$45,025	$21,100	47%	$103,884	$71,815	$32,069	45%
Percentage of total revenue	23%	18%			19%	15%
Other Asia	$49,210	$45,308	$3,902	9%	$94,772	$85,614	$9,158	11%
Percentage of total revenue	17%	18%			17%	18%
Total revenue	$291,263	$249,093	$42,170	17%	$559,700	$465,129	$94,571	20%

Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 27% for the three-month period in 2026 and increased by 24% for the six-month period in 2026 as compared to the same periods in 2025 due to stronger performance across most major end markets. Revenue from customers based in the Americas also benefitted from consumer electronics customer procurement changes as purchases shifted from entities based in Europe to the Americas.
•Revenue from customers based in Europe decreased by 12% for the three-month period in 2026 and increased by 6% for the six-month period in 2026 as compared to the same periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe decreased by 15% for the three-month period in 2026 and decreased by 1% for the six-month period in 2026. The decrease for the three-month period was driven by the consumer electronics customer procurement shift from Europe to the Americas mentioned above, as well as ongoing softness in the automotive end market. These decreases were largely offset by stronger performance across our other major end markets, including logistics and packaging, for the six-month period.
•Revenue from customers based in Greater China increased by 47% for the three-month period in 2026 and increased by 45% for the six-month period in 2026 as compared to the same periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China increased by 42% for the three-month period in 2026 and increased by 40% for the six-month period in 2026 primarily due to higher revenue from customers in the consumer electronics and semiconductor end markets.
•Revenue from customers based in other countries in Asia increased by 9% for the three-month period in 2026 and increased by 11% for the six-month period in 2026 as compared to the same periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in other countries in Asia increased by 14% for the three-month period in 2026 and increased by 13% for the six-month period in 2026 primarily due to higher revenue from customers in the semiconductor end market. These increases were partially offset by a decrease in revenue from customers in the packaging end market resulting primarily from the divestiture of the Company's Japan-focused trading business on April 1, 2026 (refer to Note 13 of the Consolidated Financial Statements).
Gross Profit
The following table sets forth our gross profit (in thousands) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, respectively.

	Three-months Ended				Six-months Ended
	July 5, 2026	June 29, 2025	$ Change	% Change	July 5, 2026	June 29, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Gross profit	$205,773	$167,876	$37,897	23%	$396,712	$312,199	$84,513	27%
Percentage of total revenue	71%	67%			71%	67%
Gross margin was 71% for the three-month and six-month periods in 2026 as compared to 67% for the same periods in 2025. The increases were primarily due to more favorable end-market mix and higher sales volume, which improved fixed-cost absorption.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, respectively.

	Three-months Ended				Six-months Ended
	July 5, 2026	June 29, 2025	$ Change	% Change	July 5, 2026	June 29, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$32,391	$33,102	$(711)	(2)%	$69,416	$67,829	$1,587	2%
Percentage of total revenue	11%	13%			12%	15%
Selling, general, and administrative expenses	$87,865	$91,341	$(3,476)	(4)%	$181,906	$174,845	$7,061	4%
Percentage of total revenue	30%	37%			33%	38%
Total operating expenses	$120,256	$124,443	$(4,187)	(3)%	$251,322	$242,674	$8,648	4%
Percentage of total revenue	41%	50%			45%	52%
Research, Development, and Engineering Expenses
Research, development, and engineering ("RD&E") expenses decreased by $711,000, or 2%, for the three-month period in 2026 and increased by $1,587,000, or 2%, for the six-month period in 2026 as compared to the same periods in 2025. For the three-month period in 2026, the decrease was primarily due to savings from continued cost management activities, partially offset by the unfavorable impact of foreign exchange rates. For the six-month period in 2026, higher incentive compensation accruals due to stronger business performance and the unfavorable impact of foreign exchange rates offset savings from cost management activities.
RD&E expenses as a percentage of revenue were 11% and 12% for the three-month and six-month periods in 2026 as compared to 13% and 15%, respectively, for the same periods in 2025. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. These percentages are impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative ("SG&A") expenses decreased by $3,476,000, or 4%, and increased by $7,061,000, or 4%, respectively, for the three-month and six-month periods in 2026 as compared to the same periods in 2025. For the three-month period, the decrease was primarily due to savings from continued cost management activities and lower stock-based compensation expense, partially offset by the unfavorable impact of foreign exchange rates. For the six-month period, higher incentive compensation accruals due to stronger business performance, higher reorganization charges incurred to drive efficiencies across the organization, and the unfavorable impact of foreign exchange rates offset savings from cost management activities.
Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, respectively.

	Three-months Ended				Six-months Ended
	July 5, 2026	June 29, 2025	$ Change	% Change	July 5, 2026	June 29, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$(862)	$(1,503)	$641	(43)%	$(2,207)	$(3,956)	$1,749	(44)%
Investment income	$5,091	$4,040	$1,051	26%	$9,927	$8,030	$1,897	24%
Other income (expense)	$(446)	$2,092	$(2,538)	(121)%	$(2,053)	$2,261	$(4,314)	(191)%
Total non-operating income (expense)	$3,783	$4,629	$(846)	(18)%	$5,667	$6,335	$(668)	(11)%
The Company recorded foreign currency losses of $862,000 and $2,207,000 for the three-month and six-month periods in 2026, respectively, and losses of $1,503,000 and $3,956,000 for the same periods in 2025, respectively. Foreign currency losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income increased by $1,051,000, or 26%, for the three-month period and increased by $1,897,000, or 24%, for the six-month period in 2026 as compared to the same periods in 2025 primarily due to a higher invested balance.

The Company recorded other expense of $446,000 and $2,053,000 for the three-month and six-month periods in 2026, respectively, and other income of $2,092,000 and $2,261,000 for the same periods in 2025, respectively. Other expense for the six-month period in 2026 included a pre-tax loss of $1,539,000 related to the divestiture of the Company's Japan-focused trading business (refer to Note 13 of the Consolidated Financial Statements). Other income for the second quarter of 2025 included a one-time, net Employee Retention Credit of $2,119,000 from the U.S. Internal Revenue Service to refund payroll taxes paid during the COVID-19 pandemic.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, respectively.

	Three-months Ended				Six-months Ended
	July 5, 2026	June 29, 2025	$ Change	% Change	July 5, 2026	June 29, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$89,300	$48,062	$41,238	86%	$151,057	$75,860	$75,197	99%
Income tax expense	$16,544	$7,551	$8,993	119%	$26,597	$11,746	$14,851	126%
Effective income tax rate	19%	16%			18%	15%
The Company’s effective tax rate was 19% and 18% for the three-month and six-month periods in 2026, respectively, and 16% and 15% for the same periods in 2025, respectively. The Company recorded a net discrete tax expense of $450,000 and a net discrete tax benefit of $729,000 for the three-month and six-month periods in 2026, respectively, compared to net discrete tax benefits of $211,000 and $518,000 for the three-month and six-month periods in 2025, respectively.
Excluding the impact of discrete tax items, the Company's effective tax rate was 18% for the three-month and six-month periods in 2026 and 16% for the same periods in 2025. The increase was primarily due to a greater portion of the Company's pre-tax income being earned in higher tax rate jurisdictions.
Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $755,013,000 as of July 5, 2026. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.
Operating Activities
Net cash provided by operating activities totaled $114,246,000 for the six-month period in 2026 as compared to $83,127,000 for the same period in 2025. The increase in operating cash inflow from the prior year was primarily driven by stronger business performance. This increase was partially offset by higher working capital requirements associated with revenue growth, primarily higher accounts receivable balances and inventory purchases. These impacts were partially offset by lower cash tax payments, driven largely by a one-time transition tax payment on unrepatriated foreign earnings made in the second quarter of 2025 that did not recur in 2026.
Investing Activities
Net cash used in investing activities totaled $69,693,000 for the six-month period in 2026 as compared to net cash provided by investing activities of $29,121,000 for the same period in 2025. The decrease in investing cash inflow from the prior year was due to a higher level of investment maturities during the six-month period in 2025.
Investing activities for the six-month period in 2026 included net proceeds of $11,519,000 from the divestiture of the Company's Japan-focused trading business (refer to Note 13 of the Consolidated Financial Statements).
Investing activities also included capital expenditures that totaled $4,289,000 for the six-month period in 2026 as compared to $4,695,000 for the same period in 2025. Capital expenditures in each period consisted primarily of investments in business systems, manufacturing test equipment related to new product introductions, and building and leasehold improvements.

Financing Activities
Net cash used in financing activities totaled $2,138,000 for the six-month period in 2026 and $131,626,000 for the same period in 2025. The decrease in financing cash outflow from the prior year was due to higher proceeds from stock option exercises during the six-month period in 2026.
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 2,501,000 shares at a total cost of $105,231,000 during the six-month period in 2026, leaving a remaining balance of $9,789,000 as of July 5, 2026. On February 11, 2026, the Board authorized the repurchase of up to an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Board declared and paid cash dividends of $0.085 per share for the first and second quarters of 2026, totaling $28,454,000. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of July 5, 2026, the Company had inventory purchase commitments of $66,839,000, with the majority payable within twelve months, and lease payment obligations of $88,148,000, with $16,327,000 payable within twelve months.
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

New Pronouncements
Refer to Part I - Note 2 within this Quarterly Report for a full description of recently issued accounting pronouncements including the expected dates of adoption and the expected impact on the financial position and results of operations of the Company.

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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 5, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended July 5, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 06, 2026 - May 03, 2026	126,300	$49.38	126,300	$509,789,000
May 04, 2026 - May 31, 2026	—	—	—	509,789,000
June 01, 2026 - July 05, 2026	—	—	—	509,789,000
Total	126,300	$49.38	126,300	$509,789,000
(1) In March 2022, the Board authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Purchases under the Program commenced in March 2022. On February 11, 2026, the Board authorized the repurchase of up to an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended July 5, 2026, the following officers (as defined in Exchange Act Rule 16a-1(f)) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c):

•On May 11, 2026, Matt Moschner, the President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Mr. Moschner’s Rule 10b5-1 Trading Plan, which has a term ending on August 10, 2027, provides for the exercise of vested stock options to sell up to 29,813 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan. Additionally, Mr. Moschner's Rule 10b5-1 Trading Plan provides for the sale of 45,548 shares of common stock pursuant to the terms of the plan.
•On May 11, 2026, Sheila DiPalma, the Executive Vice President of Employee Services of the Company, adopted a Rule 10b5-1 Trading Plan. Ms. DiPalma's Rule 10b5-1 Trading Plan, which has a term ending on December 31, 2026, provides for the exercise of vested stock options to sell up to 425,948 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan. Additionally, Ms. DiPalma's Rule 10b5-1 Trading Plan provides for the sale of 6,582 shares of common stock pursuant to the terms of the plan.
•On May 29, 2026, Laura MacDonald, the Vice President and Principal Accounting Officer of the Company, adopted a Rule 10b5-1 Trading Plan. Ms. MacDonald’s Rule 10b5-1 Trading Plan, which has a term ending on May 31, 2027, provides for the exercise of vested stock options to sell up to 59,556 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan. Additionally, Ms. MacDonald's Rule 10b5-1 Trading Plan provides for the sale of 5,258 shares of common stock pursuant to the terms of the plan.
•On June 9, 2026, Carl Gerst, the Executive Vice President of Global Sales and Products of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. Gerst's Rule 10b5-1 Trading Plan, which has a term ending on April 1, 2027, provides for the exercise of vested stock options to sell up to 105,360 shares of common stock pursuant to the terms of such Rule 10b5-1 Trading Plan. Additionally, Mr. Gerst's Rule 10b5-1 Trading Plan provides for the sale of 24,581 shares of common stock pursuant to the terms of the plan.

During the quarter ended July 5, 2026, no 10b5-1 trading arrangements were modified or terminated, and no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

 ITEM 6. EXHIBITS

Exhibit Number
3.1
Second Amended and Restated By-laws of Cognex Corporation, effective February 19, 2025 (incorporated by reference to Exhibit 3.1 of Cognex's Current Report on Form 8-K, as filed with the SEC on February 20, 2025 [File No. 1-34218])

10.1
Amendment No. 1 to the Cognex Corporation 2023 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2026)

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

Date:	August 6, 2026	COGNEX CORPORATION

		By:	/s/ Matthew Moschner
Matthew Moschner
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Laura MacDonald
Laura MacDonald
Vice President of Finance and Principal Accounting Officer
(Principal Accounting Officer)