Form 10-Q
period 2026-10-04
COGNEX CORP
filed 2026-11-05
CIK 851205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 2026 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 001-34218
COGNEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2713778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of November 1, 2026, there were 168,378,060 shares of Common Stock, $.002 par value per share, of the registrant outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(unaudited)		(unaudited)
Revenue	$313,387	$276,892	$873,087	$742,021
Cost of revenue	91,644	89,602	254,632	242,532
Gross profit	221,743	187,290	618,455	499,489
Research, development, and engineering expenses	33,897	35,081	103,313	102,910
Selling, general, and administrative expenses	87,024	94,444	268,930	269,289
Operating income	100,822	57,765	246,212	127,290
Foreign currency gain (loss)	(744)	840	(2,951)	(3,116)
Investment income, net	3,358	4,197	13,285	12,227
Other income (expense)	(146)	61	(2,199)	2,322
Income before income tax expense	103,290	62,863	254,347	138,723
Income tax expense	18,470	45,199	45,067	56,945
Net income	$84,820	$17,664	$209,280	$81,778

Net income per weighted-average common and common-equivalent share:
Basic	$0.50	$0.11	$1.25	$0.49
Diluted	$0.50	$0.10	$1.23	$0.48

Weighted-average common and common-equivalent shares outstanding:
Basic	168,309	167,840	167,377	168,324
Diluted	171,027	169,323	169,860	169,507

Cash dividends per common share	$0.085	$0.080	$0.255	$0.240

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(unaudited)		(unaudited)
Net income	$84,820	$17,664	$209,280	$81,778
Other comprehensive income (loss), net of tax

Available-for-sale investments:
Net unrealized gain (loss), net of tax of $(1,140) and $232 in the three months, respectively, and net of tax of $(2,175) and $1,667 in the nine-month periods, respectively	(5,945)	805	(9,129)	5,258
Reclassification of net realized (gain) loss on the sale of available-for-sale investments into current operations	2,412	(96)	2,384	(150)
Net change related to available-for-sale investments	(3,533)	709	(6,745)	5,108

Net change related to foreign currency translation adjustments	9,023	(9,112)	3,271	21,489

Other comprehensive income (loss), net of tax	5,490	(8,403)	(3,474)	26,597
Total comprehensive income (loss)	$90,310	$9,261	$205,806	$108,375

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 4, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$694,695	$262,925
Current investments	997	74,037
Accounts receivable, net of allowance for credit losses of $781 and $728 in 2026 and 2025, respectively	216,720	146,713
Unbilled revenue	12,763	16,980
Inventories	158,453	137,889
Prepaid expenses and other current assets	68,206	58,702
Total current assets	1,151,834	697,246
Non-current investments	150,292	305,339
Property, plant, and equipment, net	79,720	86,015
Operating lease assets	66,153	72,310
Goodwill	386,105	386,279
Intangible assets, net	63,295	81,100
Deferred income taxes	374,517	383,272
Other assets	4,551	4,994
Total assets	2,276,467	2,016,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,708	$50,203
Accrued expenses	88,618	91,397
Accrued income taxes	10,627	9,141
Deferred revenue and customer deposits	42,450	21,094
Operating lease liabilities	12,314	11,716
Total current liabilities	228,717	183,551
Non-current operating lease liabilities	58,048	64,870
Deferred income taxes	243,132	250,512
Reserve for income taxes	23,000	24,269
Other liabilities	2,080	1,452
Total liabilities	554,977	524,654

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.01 par value – Authorized: 400 shares in 2026 and 2025, respectively; no shares issued and outstanding	—	—
Common stock, $.002 par value – Authorized: 300,000 shares in 2026 and 2025, respectively; issued and outstanding: 168,372 and 166,997 shares in 2026 and 2025, respectively	337	334
Additional paid-in capital	1,310,477	1,138,708
Retained earnings	467,646	406,355
Accumulated other comprehensive loss, net of tax	(56,970)	(53,496)
Total shareholders’ equity	1,721,490	1,491,901
Total liabilities and shareholders' equity	$2,276,467	$2,016,555

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-months Ended
	October 4, 2026	September 28, 2025
	(unaudited)
Cash flows from operating activities:
Net income	$209,280	$81,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	34,291	34,649
Depreciation of property, plant, and equipment	13,837	15,521
Amortization of intangible assets	7,098	7,945
Excess and obsolete inventory charges	2,096	2,582
Realized (gain) loss on sale of investments	2,384	(150)
Loss on sale of business, net of transaction costs (Note 13)	1,539	—
Deferred income taxes	3,616	37,741
Other adjustments	(818)	(433)
Change in operating assets and liabilities:
Accounts receivable	(68,373)	(9,414)
Unbilled revenue	4,265	(13,816)
Inventories	(24,066)	11,878
Prepaid expenses and other current assets	(9,378)	8,855
Accounts payable	24,280	6,927
Accrued expenses	(1,277)	10,529
Accrued income taxes	1,340	(23,238)
Deferred revenue and customer deposits	20,847	(1,500)
Other	(300)	758
Net cash provided by (used in) operating activities	220,661	170,612
Cash flows from investing activities:
Purchases of investments	(156,234)	(249,471)
Maturities and sales of investments	373,651	303,242
Net proceeds from sale of business, net of direct costs (Note 13)	11,519	—
Purchases of property, plant, and equipment, net of proceeds	(6,928)	(6,147)
Net cash provided by (used in) investing activities	222,008	47,624
Cash flows from financing activities:
Net issuance of common stock under stock plans	137,486	(2,152)
Repurchase of common stock	(105,231)	(126,233)
Payment of excise tax on prior year common stock repurchases	(1,151)	(388)
Payment of dividends	(42,763)	(40,424)
Net cash provided by (used in) financing activities	(11,659)	(169,197)
Effect of foreign exchange rate changes on cash and cash equivalents	760	10,765
Net change in cash and cash equivalents	431,770	59,804
Cash and cash equivalents at beginning of period	262,925	186,094
Cash and cash equivalents at end of period	$694,695	$245,898

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of July 5, 2026 (unaudited)	168,217	$336	$1,294,544	$397,135	$(62,460)	$1,629,555
Net issuance of common stock under stock plans	155	1	4,787	—	—	4,788
Stock-based compensation expense	—	—	11,146	—	—	11,146
Payment of dividends ($0.085 per common share)	—	—	—	(14,309)	—	(14,309)
Net income	—	—	—	84,820	—	84,820
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(1,140)	—	—	—	—	(5,945)	(5,945)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	2,412	2,412
Foreign currency translation adjustment	—	—	—	—	9,023	9,023
Balance as of October 4, 2026 (unaudited)	168,372	$337	$1,310,477	$467,646	$(56,970)	$1,721,490

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of June 29, 2025 (unaudited)	167,899	$336	$1,110,458	$433,040	$(37,777)	$1,506,057
Net issuance of common stock under stock plans	197	—	260	—	—	260
Repurchase of common stock	(547)	(1)	—	(23,999)	—	(24,000)
Excise tax on repurchase of common stock	—	—	—	(915)	—	(915)
Stock-based compensation expense	—	—	12,416	—	—	12,416
Payment of dividends ($0.080 per common share)	—	—	—	(13,443)	—	(13,443)
Net income	—	—	—	17,664	—	17,664
Net unrealized gain (loss) on available-for-sale investments, net of tax of $232	—	—	—	—	805	805
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	—	—	—	—	(9,112)	(9,112)
Balance as of September 28, 2025 (unaudited)	167,549	$335	$1,123,134	$412,347	$(46,180)	$1,489,636

The accompanying notes are an integral part of these consolidated financial statements.

COGNEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2025	166,997	$334	$1,138,708	$406,355	$(53,496)	$1,491,901
Net issuance of common stock under stock plans	3,876	8	137,478	—	—	137,486
Repurchase of common stock	(2,501)	(5)	—	(105,226)	—	(105,231)
Stock-based compensation expense	—	—	34,291	—	—	34,291
Payment of dividends ($0.255 per common share)	—	—	—	(42,763)	—	(42,763)
Net income	—	—	—	209,280	—	209,280
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(2,175)	—	—	—	—	(9,129)	(9,129)
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	2,384	2,384
Foreign currency translation adjustment	—	—	—	—	3,271	3,271
Balance as of October 4, 2026 (unaudited)	168,372	$337	$1,310,477	$467,646	$(56,970)	$1,721,490

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balance as of December 31, 2024	170,434	$341	$1,090,638	$499,303	$(72,777)	$1,517,505
Net issuance of common stock under stock plans	709	1	(2,153)	—	—	(2,152)
Repurchase of common stock	(3,594)	(7)	—	(126,226)	—	(126,233)
Excise tax on repurchase of common stock	—	—	—	(2,084)	—	(2,084)
Stock-based compensation expense	—	—	34,649	—	—	34,649
Payment of dividends ($0.240 per common share)	—	—	—	(40,424)	—	(40,424)
Net income	—	—	—	81,778	—	81,778
Net unrealized gain (loss) on available-for-sale investments, net of tax of $1,667	—	—	—	—	5,258	5,258
Reclassification of net realized (gain) loss on the sale of available-for-sale investments	—	—	—	—	(150)	(150)
Foreign currency translation adjustment	—	—	—	—	21,489	21,489
Balance as of September 28, 2025 (unaudited)	167,549	$335	$1,123,134	$412,347	$(46,180)	$1,489,636

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
In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments and financial statement reclassifications necessary to present fairly the Company’s financial position as of October 4, 2026, and the results of its operations for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, and changes in shareholders’ equity, comprehensive income, and cash flows for the periods presented.
The results disclosed in the Consolidated Statements of Operations for the three-month or nine-month periods ended October 4, 2026 are not necessarily indicative of the results to be expected for the full year.
NOTE 2: New Pronouncements
Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. ASU 2024-03 mandates disclosures in the notes to financial statements detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. For public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption will result in disclosure changes only. Management is currently gathering disaggregated expense information and evaluating the impact that adopting ASU 2024-03 would have on the Company's financial statement disclosures.
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
Accounting Standards Update (ASU) 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements
The amendments in this ASU improve the navigability and clarity of interim reporting requirements without changing the fundamental nature or scope of existing disclosures. The ASU also clarifies when Topic 270 applies, specifies the form and content of interim financial statements and notes, and introduces a comprehensive list of required interim disclosures compiled from across the Codification. The ASU also adds a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact that adopting ASU 2025-11 would have on the Company's disclosures.
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
NOTE 3: Financial Instruments
Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments as of October 4, 2026 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$546,002	$—	$—	$546,002	$546,002	$—	$—
Money market instruments	Level 1	148,693	—	—	148,693	148,693	—	—
Corporate bonds	Level 2	153,987	—	(5,860)	148,127	—	997	147,130
Asset-backed securities	Level 2	3,436	—	(274)	3,162	—	—	3,162
Total		$852,118	$—	$(6,134)	$845,984	$694,695	$997	$150,292
The following table summarizes the Company’s cash, cash equivalents, and investments as of December 31, 2025 (in thousands):

	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Non-current Investments
Cash		$199,755	$—	$—	$199,755	$199,755	$—	$—
Money market instruments	Level 1	63,170	—	—	63,170	63,170	—	—
Corporate bonds	Level 2	342,442	3,149	(240)	345,351	—	66,625	278,726
Treasury notes	Level 2	29,676	167	—	29,843	—	7,412	22,431
Asset-backed securities	Level 2	4,471	—	(289)	4,182	—	—	4,182
Total		$639,514	$3,316	$(529)	$642,301	$262,925	$74,037	$305,339
Late in the third quarter of 2026, the Company sold investments, primarily corporate bonds, generating approximately $330 million of cash at a net loss of $2,407,000. The proceeds from these sales, along with existing cash balances, are intended to fund the pending acquisition of RealSense, Inc. ("RealSense") that is expected to close in the fourth quarter of 2026 (refer to Note 14). As of October 4, 2026, these proceeds were held in cash but were subsequently invested in money market instruments pending the close of this transaction.
The Company’s money market instruments are reported at fair value based upon the daily market price for identical assets in active markets and are therefore classified as Level 1. Money market instruments consist of treasury bills, corporate commercial paper, and certificates of deposit that are highly liquid and mature in three months or less. Corporate bonds consist of debt securities issued by both domestic and foreign companies; treasury notes consist of debt securities issued by the U.S. government; and asset-backed securities consist of debt securities collateralized by pools of receivables or loans with credit enhancement. All of the Company's securities as of October 4, 2026 and December 31, 2025 were denominated in U.S. Dollars, with the exception of certain certificates of deposit.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
service. This service maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of debt securities and arrive at the daily valuations.
Accrued interest receivable is recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $1,730,000 and $3,852,000 as of October 4, 2026 and December 31, 2025, respectively.
Realized Gains (Losses) on Debt Securities
The following table summarizes the Company's gross realized gains and losses on the sale of debt securities for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, respectively (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Gross realized gains	$—	$116	$28	$173
Gross realized losses	(2,412)	(20)	(2,412)	(23)
Net realized gains (losses)	$(2,412)	$96	$(2,384)	$150
Realized gains and losses are included in "Investment income" on the Consolidated Statements of Operations. Prior to the sale of these securities, unrealized gains and losses for these debt securities, net of tax, were recorded in shareholders’ equity as accumulated other comprehensive income (loss).
Unrealized Losses on Debt Securities
The following table summarizes the Company’s gross unrealized losses and fair values for available-for-sale investments in an unrealized loss position as of October 4, 2026 (in thousands):

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$147,130	$(5,860)	$—	$—	$147,130	$(5,860)
Asset-backed securities	—	—	3,162	(274)	3,162	(274)
	$147,130	$(5,860)	$3,162	$(274)	$150,292	$(6,134)
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

Management monitors debt securities that are in an unrealized loss position to determine whether a loss exists related to the credit quality of the issuer. When developing an estimate of expected credit losses, management considers all relevant information including historical experience, current conditions, and reasonable forecasts of expected future cash flows. Based on this evaluation, no allowance for credit losses on debt securities was recorded as of October 4, 2026 or December 31, 2025. Management currently intends to hold these securities to full value recovery at maturity.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Securities Maturities
The following table presents the effective maturity dates of the Company’s available-for-sale investments as of October 4, 2026 (in thousands):

	<1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5-8 Years	Total
Corporate bonds	$997	$998	$48,034	$42,123	$55,975	$—	$148,127
Asset-backed securities	—	—	—	—	—	3,162	3,162
	$997	$998	$48,034	$42,123	$55,975	$3,162	$151,289
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
The Company had the following outstanding forward contracts (in thousands):

	October 4, 2026		December 31, 2025
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Derivatives Not Designated as Hedging Instruments:
Euro	27,074	$30,426	—	$—
Chinese Renminbi	200,000	29,828	20,000	2,865
Singapore Dollar	34,000	27,335	—	—
Mexican Peso	250,000	13,589	160,000	8,881
Hungarian Forint	2,000,000	6,073	2,500,000	7,600
British Pound	4,000	5,274	4,000	5,383
Indian Rupee	300,000	3,100	400,000	4,436
Korean Won	2,700,000	1,987	9,000,000	6,239
Japanese Yen	—	—	400,000	2,563

Information regarding the fair value of the outstanding forward contracts was as follows (in thousands):

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Balance Sheet Location	Fair Value Level	October 4, 2026	December 31, 2025	Balance Sheet Location	Fair Value Level	October 4, 2026	December 31, 2025
Derivatives Not Designated as Hedging Instruments:
Economic hedge forward contracts	Prepaid expenses and other current assets	Level 2	$2,015	$791	Accrued expenses	Level 2	$1,455	$367
Activity:
Gross amounts recognized			$2,015	$791			$1,455	$367
Gross amounts offset			—	—			—	—
Net amounts presented on the Consolidated Balance Sheets			$2,015	$791			$1,455	$367

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Information regarding the effect of derivative instruments on the Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Location	Three-months Ended		Nine-months Ended
		October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Derivatives Not Designated as Hedging Instruments:
Gains (losses) recognized in current operations	Foreign currency gain (loss)	$1,276	$(447)	$758	$(1,414)
Activities related to derivative instruments are reflected within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
NOTE 4: Inventories
Inventories consisted of the following (in thousands):

	October 4, 2026	December 31, 2025
Raw materials	$81,164	$75,417
Work-in-process	6,401	4,877
Finished goods	70,888	57,595
	$158,453	$137,889
NOTE 5: Goodwill and Intangible Assets
The changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2025	$386,279
Business disposal (refer to Note 13)	(541)
Foreign exchange rate changes	367
Balance as of October 4, 2026	$386,105
Amortized intangible assets as of October 4, 2026 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$55,503	$(15,668)	$39,835
Completed technologies	58,531	(35,071)	23,460
Trademarks	806	(806)	—
Non-compete agreements	60	(60)	—
Balance as of October 4, 2026	$114,900	$(51,605)	$63,295

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortized intangible assets as of December 31, 2025 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$68,241	$(14,843)	$53,398
Completed technologies	58,603	(31,110)	27,493
Trademarks	812	(610)	202
Non-compete agreements	60	(53)	7
Balance as of December 31, 2025	$127,716	$(46,616)	$81,100
Future amortization expense related to intangible assets as of October 4, 2026 is as follows (in thousands):

Amount
Remainder of fiscal 2026	$2,073
2027	8,047
2028	7,317
2029	7,317
2030	6,774
2031	6,774
Thereafter	24,993
$63,295
On April 1, 2026, the Company completed the divestiture of its Japan-focused trading business, which was originally acquired as part of the acquisition of Moritex Corporation ("Moritex") in 2023. In connection with the divestiture, the Company derecognized $541,000 of goodwill and $10,636,000 of customer relationship intangible assets, representing the net carrying amounts attributable to the disposed business (refer to Note 13).
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
The changes in the warranty obligation for the nine-month periods ended October 4, 2026 and September 28, 2025 were as follows (in thousands):

Balance as of December 31, 2025	$5,474
Provisions for warranties issued during the period	4,137
Fulfillment of warranty obligations	(3,120)
Balance as of October 4, 2026	$6,491

Balance as of December 31, 2024	$5,140
Provisions for warranties issued during the period	2,771
Fulfillment of warranty obligations	(2,457)
Foreign exchange rate changes	10
Balance as of September 28, 2025	$5,464

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7: Commitments and Contingencies
As of October 4, 2026, the Company had outstanding purchase orders totaling $64,337,000 to procure inventory from various vendors. Certain of these purchase orders may be canceled by the Company, subject to cancellation penalties. These purchase commitments relate primarily to expected sales in the next twelve months.
A significant portion of the Company's outstanding inventory purchase orders as of October 4, 2026, as well as additional preauthorized commitments to procure strategic components based on the Company's expected customer demand, are placed with the Company's primary contract manufacturer for the Company's assembled products. The Company has the obligation to purchase any non-cancelable and non-returnable components that have been purchased by the contract manufacturer with the Company's preauthorization, when these components have not been consumed within the period defined in the terms of the Company's agreement with this contract manufacturer. While the Company typically expects such purchased components to be used in future production of Cognex finished goods, these components are considered in the Company's reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase of non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicate that the value of the components may not be recoverable, the loss is probable, and management has the ability to reasonably estimate the amount of the loss. The Company's accrual for such losses was not material as of October 4, 2026 and December 31, 2025.
Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, liquidity, or results of operations.
NOTE 8: Stockholders' Equity
Stock Repurchase Program
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in prior periods, the Company repurchased 3,594,000 shares at a total cost of $126,233,000 during the nine-month period ended September 28, 2025 and 2,501,000 shares at a total cost of $105,231,000 during the nine-month period ended October 4, 2026, leaving a remaining balance of $9,789,000 as of October 4, 2026. On February 11, 2026, the Board authorized the repurchase of up to an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock-Based Compensation Expense
The Company’s stock-based awards that result in compensation expense consist of stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs").
The following table summarizes the number of stock-based awards granted by the Company and the weighted-average grant-date fair value per unit for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025:

	Three-months Ended				Nine-months Ended
	October 4, 2026		September 28, 2025		October 4, 2026		September 28, 2025
	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value	Stock-Based Awards Granted (in thousands)	Weighted- Average Grant-Date Fair Value
Stock options	4	$25.94	30	$17.03	330	$22.17	1,669	$12.14
Restricted stock units	22	$61.82	54	$43.51	781	$56.69	1,313	$32.77
Performance restricted stock units	—	$—	—	$—	71	$56.13	184	$32.14
	26		84		1,182		3,166
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
As of October 4, 2026, total unrecognized compensation expense, net of estimated forfeitures, related to non-vested equity awards, including stock options, RSUs, and PRSUs, was $48,981,000, which is expected to be recognized over a weighted-average period of 1.4 years.
The following table presents the stock-based compensation expense by caption for each period presented on the Consolidated Statements of Operations (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Cost of revenue	$592	$489	$2,109	$1,694
Research, development, and engineering	3,491	3,794	11,973	11,933
Selling, general, and administrative	7,063	8,133	20,209	21,022
Total stock-based compensation expense	$11,146	$12,416	$34,291	$34,649
No compensation expense was capitalized as of October 4, 2026 or December 31, 2025.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9: Revenue Recognition
The following table summarizes disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Americas	$135,317	$104,513	$373,655	$296,499
Europe	59,893	74,687	182,599	190,640
Greater China	66,935	49,708	170,819	121,502
Other Asia	51,242	47,984	146,014	133,380
	$313,387	$276,892	$873,087	$742,021

The following table summarizes disaggregated revenue information by revenue type (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Standard products and services (1)	$266,355	$232,619	$770,990	$653,164
Application-specific customer solutions	47,032	44,273	102,097	88,857
	$313,387	$276,892	$873,087	$742,021
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

Costs to Fulfill a Contract
Costs to fulfill a contract are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets and amounted to $16,834,000 and $10,592,000 as of October 4, 2026 and December 31, 2025, respectively.
Accounts Receivable, Contract Assets, and Contract Liabilities
Accounts receivable represents amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains an allowance against its accounts receivable for credit losses. Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the deferred revenue and customer deposits activity for the nine-month periods ended October 4, 2026 and September 28, 2025, respectively (in thousands):

Balance as of December 31, 2025	$21,094
Deferral of revenue billed in the current period, net of recognition	37,614
Recognition of revenue deferred in prior period	(16,788)
Reclassified to accounts receivable	(265)
Foreign exchange rate changes	795
Balance as of October 4, 2026	$42,450

Balance as of December 31, 2024	$25,035
Deferral of revenue billed in the current period, net of recognition	18,103
Recognition of revenue deferred in prior period	(19,956)
Foreign exchange rate changes	585
Balance as of September 28, 2025	$23,767
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
NOTE 10: Income Taxes
The Company's effective tax rate was 18% for the three-month and nine-month periods ended October 4, 2026, respectively, and 72% and 41% for the three-month and nine-month periods ended September 28, 2025, respectively.
For the three-month period ended October 4, 2026, the Company recorded a net discrete tax benefit of $1,454,000 primarily driven by return-to-provision adjustments to the R&D tax credits claimed due to a change in estimates. For the nine-month period ended October 4, 2026, the Company recorded a net discrete tax benefit of $2,184,000 primarily driven by excess tax benefits related to stock-based compensation and return-to-provision adjustments to the R&D tax credit claimed due to a change in estimates.
For the three-month and nine-month periods ended September 28, 2025, the Company recorded a net discrete tax expense of $33,650,000 and $33,132,000, respectively, primarily driven by an increase in the tax expense accrual due to a change in tax rates from the One Big Beautiful Bill Act ("OBBBA").
Excluding the impact of discrete tax items, the Company's effective tax rate was 19% for the three-month and nine-month periods ended in 2026 and 18% and 17% for the same periods in 2025, respectively. The increase was primarily due to a greater portion of the Company's pre-tax income being earned in higher tax rate jurisdictions.
The Company has defined its major tax jurisdictions as the United States, Ireland, China, Japan, and Korea, and within the United States, Massachusetts. The statutory tax rate is 12.5% in Ireland, 25% in China, 34.8% in Japan, and 22% in Korea, compared to the U.S. federal statutory corporate tax rate of 21%. These foreign tax rate differences resulted in a favorable impact to the effective tax rate for both the three-month and nine-month periods ended October 4, 2026 and September 28, 2025.
The Company’s reserve for income taxes, including gross interest and penalties, was $26,071,000 as of October 4, 2026, of which $23,000,000 was classified as a non-current liability and $3,071,000 was classified as an offset to deferred tax assets. If the Company’s tax positions were sustained or the statutes of limitations related to certain positions expired, these reserves would be released and income tax expense would be reduced in a future period.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Organization for Economic Cooperation and Development ("OECD") provided model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-United States jurisdictions where the Company operates. From 2024 to 2025, the Company met at least one of the tests under the transitional safe harbor exception for all jurisdictions except for the United States. During 2024 and 2025, the Company had favorable treatment under a safe harbor that exempted U.S. multinational entity exposure to top-up tax under Pillar Two, which expired at the end of 2025. In 2026, OECD released the framework for a side-by-side system, providing a permanent solution for multinational entities headquartered in jurisdictions that had not fully adopted the Pillar Two Model Rules into domestic law but have current domestic tax regimes meeting certain requirements, including high statutory tax rates (at least 20%). However, given that uncertainty remains related to the implementation of this arrangement across the various jurisdictions in which the Company operates, the Company anticipates exposure to top-up tax effective January 1, 2026. This minimum tax is treated as a period cost but did not have a material impact on the Company's financial results of operations for the nine-month period ended October 4, 2026. The Company continues to monitor legislative developments.
NOTE 11: Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025 (in thousands, except per share amounts):

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Net income	$84,820	$17,664	$209,280	$81,778
Basic weighted-average common and common-equivalent shares outstanding	168,309	167,840	167,377	168,324
Effect of dilutive stock-based awards	2,718	1,483	2,483	1,183
Diluted weighted-average common and common-equivalent shares outstanding	171,027	169,323	169,860	169,507
Earnings per share
Basic	0.50	0.11	1.25	0.49
Diluted	0.50	0.10	1.23	0.48
The computation of diluted weighted-average common shares outstanding excludes the following weighted average anti-dilutive stock-based awards outstanding for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025 (in thousands):

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Stock options	1,650	9,352	1,822	10,206
Restricted stock units	—	9	5	4
Performance restricted stock units	—	—	—	—
Total weighted average anti-dilutive stock-based awards outstanding	1,650	9,361	1,827	10,210
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

	Three-months Ended		Nine-months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Revenue	$313,387	$276,892	$873,087	$742,021
Less:
Cost of revenue (1)	91,644	89,602	254,632	242,532
Gross profit	221,743	187,290	618,455	499,489
Less:
Research, development, and engineering expenses
Salaries and fringe benefits	18,069	18,921	56,108	56,752
Incentive compensation (2)	2,544	3,350	6,864	6,789
Stock-based compensation	3,491	3,794	11,973	11,933
Depreciation and amortization	426	612	1,400	2,104
Other segment expenses (3)	9,367	8,404	26,968	25,332
Total research, development, and engineering expenses	33,897	35,081	103,313	102,910
Selling, general, and administrative expenses
Salaries and fringe benefits	39,690	43,645	126,539	130,280
Incentive compensation (2)	16,211	15,747	44,230	40,487
Stock-based compensation	7,063	8,133	20,209	21,022
Depreciation and amortization	3,311	3,816	10,349	12,095
Other segment expenses (3)	20,749	23,103	67,603	65,405
Total selling, general, and administrative expenses	87,024	94,444	268,930	269,289
Operating income	100,822	57,765	246,212	127,290
Foreign currency gain (loss)	(744)	840	(2,951)	(3,116)
Investment income	3,358	4,197	13,285	12,227
Other income (expense)	(146)	61	(2,199)	2,322
Income before income tax expense	103,290	62,863	254,347	138,723
Income tax expense	18,470	45,199	45,067	56,945
Net income	$84,820	$17,664	$209,280	$81,778
(1) Cost of revenue includes depreciation and amortization expense (including amortization of acquired technologies) of $3,083,000 and $9,186,000 for the three-month and nine-month periods ended October 4, 2026, respectively, and $3,105,000 and $9,267,000 for the three-month and nine-month periods ended September 28, 2025, respectively.
(2) Incentive compensation includes company bonus and sales commissions.
(3) Other segment expenses include outside services, prototyping materials, sales demonstration equipment, travel and entertainment, marketing programs, rent, reorganization charges, and acquisition-related transaction costs, among other less significant expenses.
Segment assets amounted to $2,276,467,000 and $2,016,555,000 as of October 4, 2026 and December 31, 2025, respectively.

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

In the first quarter of 2026, the Company recognized a pre-tax loss of ¥240,445,000 Japanese Yen ($1,539,000 U.S. Dollars based on the closing-date foreign exchange rate), which includes direct costs associated with the divestiture of ¥82,895,000 Japanese Yen ($530,000 U.S. Dollars based on the closing-date foreign exchange rate) and is presented within “Other income (expense)” in the Consolidated Statements of Operations for the nine-month period ended October 4, 2026. The transaction did not have a material impact on the Company’s income tax expense or tax position.
The divested business was not considered core to the Company’s operations and its sale does not represent a strategic shift that would have a major effect on the Company’s operations or financial results. For the year ended December 31, 2025, the divested business accounted for approximately 2% of the Company’s overall revenue. Accordingly, the transaction does not meet the criteria for discontinued operations presentation and as a result, the results of operations of the disposal group are presented within continuing operations for the nine-month period ended October 4, 2026. The business was not a reportable segment and was included within the Company’s single operating segment as described in Note 12, Segment Information.
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

COGNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14: Pending Acquisition and Subsequent Events
On September 22, 2026, the Company announced that it entered into a definitive agreement to acquire all of the outstanding shares of RealSense, a leader in depth-sensing cameras and vision technology for robotic perception and physical artificial intelligence, for $500 million in an all-cash transaction, subject to customary adjustments. The Company expects this transaction to close during the fourth quarter of 2026 subject to standard closing conditions and the spinout of RealSense’s Facial Authentication product line into an independent company. Transaction costs incurred to date were expensed as incurred.

On November 4, 2026, the Board declared a cash dividend of $0.09 per share. The dividend is payable on December 3, 2026 to all shareholders of record as of the close of business on November 19, 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements made in this report, as well as oral statements made by Cognex Corporation ("Cognex", "we", "us", "our", or the "Company") from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers can identify these forward-looking statements by our use of the words "expects," "anticipates," "estimates," "potential," "believes," "projects," "intends," "plans," "aims," "will," "may," "shall," "could," "should," "opportunity," "goal," "objective," "target," "milestone" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements, which include statements regarding business and market trends, future financial performance, financial targets, milestones and related timing expectations, the closing, timing, integration, and expected results from acquired businesses, including RealSense, Inc. ("RealSense"), the impact of tariffs, customer demand and order rates and timing of related revenue, future product or revenue mix, research and development activities, sales and marketing activities including our salesforce transformation, new product offerings, innovation and product development activities, customer acceptance of our products, commercial partnerships, capital expenditures, cost management activities including expected annualized operating expense reductions, investments, liquidity, dividends and stock repurchases, strategic and growth plans and opportunities, financial and operating models, and estimated tax benefits and expenses, changes in tax legislation, and other tax matters, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the technological obsolescence of current products, the inability to develop new products, and the inability to achieve growth through expanding and adjacent markets; (2) the impact of competitive pressures; (3) the inability to attract and retain skilled employees and effectively plan for succession, while maintaining our unique corporate culture; (4) the failure to properly manage the timely manufacturing and distribution of high-quality products and services; (5) economic, political, and other risks associated with international sales and operations, including the impact of trade disputes, the imposition of tariffs, the economic climate in China, and the wars and conflicts involving Iran, Ukraine, and Israel and those that may arise in the future in the geographies where we conduct business; (6) challenges in closing, integrating, and achieving expected results from acquired businesses, including RealSense, as well as exposure to potential liabilities and increased costs from acquired businesses; (7) uncertainty surrounding our future capital needs; (8) the inability to effectively scale our operations and salesforce to support a significantly expanded and diverse customer base in an increasing number of geographies; (9) information security breaches and other cybersecurity threats, including through the emergence of agentic AI; (10) the failure to comply with laws or regulations relating to data privacy, data protection, artificial intelligence, or other automated technologies; (11) the inability to protect our proprietary technology and data, as well as our intellectual property; (12) the inability to manage direct and indirect disruptions to our supply chain, which could cause delays in obtaining components for our products at reasonable prices, including memory chips; (13) the loss of, or curtailment of purchases by, large customers in the logistics, consumer electronics, or automotive end markets; (14) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (15) potential impairment charges with respect to our investments or acquired intangible assets; (16) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (17) fluctuations in foreign currency exchange rates and the use of derivative instruments; (18) unfavorable global economic conditions, including, without limitation, increases in interest rates, elevated inflation rates, and recession risks; (19) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; (20) stock price volatility; (21) our involvement in time-consuming and costly litigation or activist shareholder activities; and (22) the failure to effectively transform our operating model, manage our expenses, and achieve expected cost reductions. The foregoing list should not be construed as exhaustive and we encourage readers to refer to the detailed discussion of risk factors included in Part I - Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"), as updated by Part II - Item 1A of this Quarterly Report on Form 10-Q (this "Quarterly Report"). The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date such statements are made.
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
Revenue for the third quarter of 2026 totaled $313,387,000, representing an increase of 13% over the third quarter of 2025 due to broad-based strength across most major end markets. Gross margin as a percentage of revenue was 71% for the third quarter of 2026 as compared to 68% for the same quarter in 2025 due to a more favorable mix and higher sales volume, which improved fixed-cost absorption. Operating expenses for the third quarter of 2026 decreased 7% from the third quarter of 2025 due primarily to savings from continued cost management activities.
Operating income increased to 32% of revenue for the third quarter of 2026 as compared to 21% of revenue for the third quarter of 2025 due to operating leverage achieved from revenue growth, strong gross margins, and disciplined cost management. Net income increased to 27% of revenue, or $0.50 per diluted share, for the third quarter of 2026, as compared to 6% of revenue, or $0.10 per diluted share, for the same quarter in 2025. Net income in the third quarter of 2025 was impacted by significantly higher income tax expense from a discrete tax expense of approximately $33 million resulting from the One Big Beautiful Bill Act ("OBBBA").
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
Revenue
Revenue increased by $36,495,000, or 13%, for the three-month period in 2026 and increased by $131,066,000, or 18%, for the nine-month period in 2026 as compared to the same periods in 2025. In the third quarter of 2025, the Company recognized approximately $13 million of one-time revenue related to a strategic channel partnership in the medical lab automation industry upon the transfer of software access and inventories to this partner. Excluding the impact of foreign currency exchange rate changes, which resulted in a higher level of total revenue for the nine-month period, and the one-time revenue related to the strategic channel partnership in the third quarter of 2025, revenue increased by 19% for the three-month period in 2026 and increased by 18% for the nine-month period in 2026 as compared to the same periods in 2025. The increases were due to broad-based higher demand across most major end markets.

The following table sets forth our disaggregated revenue information by geographic area based upon the customer's country of domicile (in thousands) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, respectively.

	Three-months Ended				Nine-months Ended
	October 4, 2026	September 28, 2025	$ Change	% Change	October 4, 2026	September 28, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Americas	$135,317	$104,513	$30,804	29%	$373,655	$296,499	$77,156	26%
Percentage of total revenue	43%	38%			43%	40%
Europe	$59,893	$74,687	$(14,794)	(20)%	$182,599	$190,640	$(8,041)	(4)%
Percentage of total revenue	19%	27%			21%	26%
Greater China	$66,935	$49,708	$17,227	35%	$170,819	$121,502	$49,317	41%
Percentage of total revenue	21%	18%			20%	16%
Other Asia	$51,242	$47,984	$3,258	7%	$146,014	$133,380	$12,634	9%
Percentage of total revenue	16%	17%			17%	18%
Total revenue	$313,387	$276,892	$36,495	13%	$873,087	$742,021	$131,066	18%
Changes in revenue from a geographic perspective were as follows:
•Revenue from customers based in the Americas increased by 29% for the three-month period in 2026 and increased by 26% for the nine-month period in 2026 as compared to the same periods in 2025 due to stronger performance across major end markets. Revenue from customers based in the Americas also benefitted from consumer electronics customer procurement changes as purchases shifted from entities based in Europe to the Americas. These increases were partially offset by the one-time revenue from the strategic channel partnership in the third quarter of 2025 mentioned above, which primarily impacted the Americas region.
•Revenue from customers based in Europe decreased by 20% for the three-month period in 2026 and decreased by 4% for the nine-month period in 2026 as compared to the same periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Europe decreased by 19% for the three-month period and decreased by 8% for the nine-month period. The decreases were driven by the consumer electronics customer procurement shift from Europe to the Americas and the one-time revenue from the strategic channel partnership in the third quarter of 2025 mentioned above, as well as ongoing softness in the automotive end market, although the rate of decline moderated.
•Revenue from customers based in Greater China increased by 35% for the three-month period in 2026 and increased by 41% for the nine-month period in 2026 as compared to the same periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in Greater China increased by 29% for the three-month period and increased by 35% for the nine-month period primarily due to higher revenue from customers in the consumer electronics and semiconductor end markets.
•Revenue from customers based in other countries in Asia increased by 7% for the three-month period in 2026 and increased by 9% for the nine-month period in 2026 as compared to the same periods in 2025. Excluding the impact of foreign currency exchange rate changes, revenue from customers based in other countries in Asia increased by 12% for the three-month period and increased by 13% for the nine-month period primarily due to higher revenue from customers in the semiconductor end market. These increases were partially offset by a decrease in revenue from customers in the packaging end market resulting primarily from the divestiture of the Company's Japan-focused trading business on April 1, 2026 (refer to Note 13 of the Consolidated Financial Statements). Excluding the impact of this divested business, revenue from customers based in other countries in Asia increased by 23% for both the three-month and nine-month periods.

Gross Profit
The following table sets forth our gross profit (in thousands) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, respectively.

	Three-months Ended				Nine-months Ended
	October 4, 2026	September 28, 2025	$ Change	% Change	October 4, 2026	September 28, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Gross profit	$221,743	$187,290	$34,453	18%	$618,455	$499,489	$118,966	24%
Percentage of total revenue	71%	68%			71%	67%
Gross margin was 71% for the three-month and nine-month periods in 2026 as compared to 68% and 67%, respectively, for the same periods in 2025. The increases were primarily due to more favorable mix, higher sales volume that improved fixed-cost absorption, and the favorable impact of higher average selling prices. These benefits more than offset the unfavorable impact of higher inventory purchase costs, primarily memory costs.
Operating Expenses
The following table sets forth our operating expenses (in thousands) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, respectively.

	Three-months Ended				Nine-months Ended
	October 4, 2026	September 28, 2025	$ Change	% Change	October 4, 2026	September 28, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Research, development, and engineering expenses	$33,897	$35,081	$(1,184)	(3)%	$103,313	$102,910	$403	—%
Percentage of total revenue	11%	13%			12%	14%
Selling, general, and administrative expenses	$87,024	$94,444	$(7,420)	(8)%	$268,930	$269,289	$(359)	—%
Percentage of total revenue	28%	34%			31%	36%
Total operating expenses	$120,921	$129,525	$(8,604)	(7)%	$372,243	$372,199	$44	—%
Percentage of total revenue	39%	47%			43%	50%
Research, Development, and Engineering Expenses
Research, development, and engineering ("RD&E") expenses decreased by $1,184,000, or 3%, for the three-month period in 2026 and remained relatively flat for the nine-month period in 2026 as compared to the same periods in 2025. For the three-month period, the decrease was primarily due to savings from continued cost management activities. For the nine-month period, the unfavorable impact of foreign exchange rates offset savings from cost management activities.
RD&E expenses as a percentage of revenue were 11% and 12% for the three-month and nine-month periods in 2026 as compared to 13% and 14%, respectively, for the same periods in 2025. We believe that a continued commitment to RD&E activities is essential to maintain or achieve product leadership with our existing products and to provide innovative new product offerings, as well as to provide engineering support for large customers. These percentages are impacted by revenue levels and investment cycles.
Selling, General, and Administrative Expenses
Selling, general, and administrative ("SG&A") expenses decreased by $7,420,000, or 8%, for the three-month period in 2026 and remained relatively flat for the nine-month period in 2026 as compared to the same periods in 2025. For the three-month period, the decrease was primarily due to savings from continued cost management activities, partially offset by higher sales commissions and approximately $2.5 million of transaction costs recorded in the third quarter of 2026 related to the Company’s pending acquisition of RealSense that is expected to close in the fourth quarter of 2026 (refer to Note 14 of the Consolidated Financial Statements). For the nine-month period, the unfavorable impact of foreign exchange rates also offset savings from cost management activities.

Non-operating Income (Expense)
The following table sets forth our non-operating income (expense) (in thousands) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, respectively.

	Three-months Ended				Nine-months Ended
	October 4, 2026	September 28, 2025	$ Change	% Change	October 4, 2026	September 28, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Foreign currency gain (loss)	$(744)	$840	$(1,584)	(189)%	$(2,951)	$(3,116)	$165	(5)%
Investment income, net	$3,358	$4,197	$(839)	(20)%	$13,285	$12,227	$1,058	9%
Other income (expense)	$(146)	$61	$(207)	(339)%	$(2,199)	$2,322	$(4,521)	(195)%
Total non-operating income (expense)	$2,468	$5,098	$(2,630)	(52)%	$8,135	$11,433	$(3,298)	(29)%
The Company recorded foreign currency losses of $744,000 and $2,951,000 for the three-month and nine-month periods in 2026, respectively, and a gain of $840,000 and a loss of $3,116,000 for the same periods in 2025. Foreign currency gains and losses in each period resulted primarily from the revaluation and settlement of assets and liabilities that are denominated in currencies other than the functional currency of the Company, which is the U.S. Dollar, or its subsidiaries.
Investment income decreased by $839,000, or 20%, for the three-month period and increased by $1,058,000, or 9%, for the nine-month period in 2026 as compared to the same periods in 2025. Late in the third quarter of 2026, the Company sold investments, primarily corporate bonds, generating approximately $330 million of cash at a net loss of $2,407,000, which partially offset investment income during the period. The proceeds from these sales, along with existing cash balances, are intended to fund the pending acquisition of RealSense that is expected to close in the fourth quarter of 2026 (refer to Note 14 of the Consolidated Financial Statements).
The Company recorded other expense of $146,000 and $2,199,000 for the three-month and nine-month periods in 2026, respectively, and other income of $61,000 and $2,322,000 for the same periods in 2025. Other expense for the nine-month period in 2026 included a pre-tax loss of $1,539,000 related to the divestiture of the Company's Japan-focused trading business (refer to Note 13 of the Consolidated Financial Statements). Other income for the nine-month period in 2025 included a one-time, net Employee Retention Credit of $2,119,000 from the U.S. Internal Revenue Service to refund payroll taxes paid during the COVID-19 pandemic.
Income Tax Expense
The following table sets forth income tax information (in thousands) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, respectively.

	Three-months Ended				Nine-months Ended
	October 4, 2026	September 28, 2025	$ Change	% Change	October 4, 2026	September 28, 2025	$ Change	% Change
	(unaudited)				(unaudited)
Income before income tax expense	$103,290	$62,863	$40,427	64%	$254,347	$138,723	$115,624	83%
Income tax expense	$18,470	$45,199	$(26,729)	(59)%	$45,067	$56,945	$(11,878)	(21)%
Effective income tax rate	18%	72%			18%	41%
The Company’s effective tax rate was 18% for the three-month and nine-month periods in 2026, respectively, and 72% and 41% for the same periods in 2025. The Company recorded net discrete tax benefits of $1,454,000 and $2,184,000 for the three-month and nine-month periods in 2026, respectively, compared to net discrete tax expenses of $33,650,000 and $33,132,000 for the same periods in 2025.
In the third quarter of 2025, tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA modifies certain international tax provisions such as the tax on Global Intangible Low Taxed Income (“GILTI”) and renames GILTI as Net CFC Tested Income (“NCTI”). The Company records NCTI taxes on a deferred basis, and as a result of OBBBA’s enactment, accrued a discrete tax expense of $33,265,000 to increase its deferred tax liability during the third quarter of 2025.
Excluding the impact of discrete tax items, the Company's effective tax rate was 19% for the three-month and nine-month periods in 2026, respectively, and 18% and 17% for the same periods in 2025. The increase was primarily due to a greater portion of the Company's pre-tax income being earned in higher tax rate jurisdictions.

Liquidity and Capital Resources
The Company has historically been able to generate positive cash flow from operations, which has funded its operating activities and other cash requirements and resulted in an accumulated cash and investment balance of $845,984,000 as of October 4, 2026. The Company has established guidelines relative to credit ratings, diversification, and maturities of its investments to maintain liquidity and safety of its investment portfolio.
Operating Activities
Net cash provided by operating activities totaled $220,661,000 for the nine-month period in 2026 as compared to $170,612,000 for the same period in 2025. The increase in operating cash inflow from the prior year was driven by stronger business performance. This increase was partially offset by higher working capital requirements associated with revenue growth, primarily higher accounts receivable balances and inventory purchases.
Investing Activities
Net cash provided by investing activities totaled $222,008,000 for the nine-month period in 2026 as compared to net cash provided by investing activities of $47,624,000 for the same period in 2025. The increase in investing cash inflow from the prior year was due to the liquidation of a portion of the Company’s investment portfolio late in the third quarter of 2026 generating approximately $330 million in cash intended to fund, along with existing cash balances, the pending acquisition of RealSense. This transaction is expected to close in the fourth quarter of 2026 for approximately $500 million, subject to customary adjustments (refer to Note 14 of the Consolidated Financial Statements).
Investing activities included capital expenditures that totaled $6,928,000 for the nine-month period in 2026 as compared to $6,147,000 for the same period in 2025. Capital expenditures in each period consisted primarily of investments in business systems, manufacturing test equipment related to new product introductions, and building and leasehold improvements.
Investing activities for the nine-month period in 2026 also included net proceeds of $11,519,000 from the divestiture of the Company's Japan-focused trading business (refer to Note 13 of the Consolidated Financial Statements).
Financing Activities
Net cash used in financing activities totaled $11,659,000 for the nine-month period in 2026 and $169,197,000 for the same period in 2025. The decrease in financing cash outflow from the prior year was due to higher proceeds from stock option exercises during the nine-month period in 2026.
In March 2022, the Company's Board of Directors (the "Board") authorized a program providing for the repurchase of up to $500,000,000 of the Company's common stock (the "Program"). Under the Program, in addition to repurchases made in other periods, the Company repurchased 2,501,000 shares at a total cost of $105,231,000 during the nine-month period in 2026, leaving a remaining balance of $9,789,000 as of October 4, 2026. On February 11, 2026, the Board authorized the repurchase of up to an additional $500,000,000 of the Company's common stock upon completion of the Program. The Company may repurchase shares under these programs in future periods depending on a variety of factors, including, among other things, the impact of dilution from employee stock awards, stock price, share availability, and cash requirements. The Company is authorized to make repurchases of its common stock through open market purchases, pursuant to Rule 10b5-1 trading plans, or in privately negotiated transactions.
The Board declared and paid cash dividends of $0.085 per share for the first, second, and third quarters of 2026, totaling $42,763,000. Future dividends will be declared at the discretion of the Board and will depend on such factors as the Board deems relevant, including, among other things, the Company's ability to generate positive cash flow from operations.
Future Cash Requirements
As of October 4, 2026, the Company had inventory purchase commitments of $64,337,000, with the majority payable within twelve months, and lease payment obligations of $85,633,000, with $16,258,000 payable within twelve months.
On September 22, 2026, the Company announced that it entered into a definitive agreement to acquire RealSense, a leader in depth-sensing cameras and vision technology for robotic perception and physical artificial intelligence, for $500 million in an all-cash transaction, subject to customary adjustments. The Company also expects to provide a three-year approximately $56.5 million cash retention program at target, and up to a maximum of $69 million, for RealSense employees, subject to performance modifiers. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions, with the purchase price financed entirely from existing cash and investments (refer to Note 14 of the Consolidated Financial Statements).

We believe that the Company's existing cash and investment balances, together with cash flow from operations, will be sufficient to meet its operating, investing, and financing activities for the next twelve months, including the assumption that the Company completes its acquisition of RealSense. In addition, the Company has no long-term debt. We believe that our strong cash position has put us in a relatively good position with respect to anticipated longer-term liquidity needs.

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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 4, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
ITEM 1A. RISK FACTORS
For a list of factors that could affect the Company’s business, results of operations, and financial condition, see the risk factors discussion provided in Part I—Item 1A of the Annual Report. The following information updates, and should be read in conjunction with, Part I - Item 1A of the Annual Report:
We may be unable to complete our pending acquisition of RealSense in a timely manner or at all, and we will incur significant costs whether or not the acquisition is completed.
The pending acquisition of RealSense is subject to various closing conditions, many of which are outside of our control. The failure to satisfy the required conditions could delay or prevent the completion of the closing of such acquisition. Additionally, the parties may terminate the definitive purchase agreement under certain circumstances. Any failure or delay in completing such acquisition could prevent us from realizing some or all of the anticipated benefits or synergies of such acquisition within the expected timeframe or at all. There can be no assurance that the conditions to the closing of such acquisition will be satisfied or waived, or that such acquisition will be completed on the terms or within the timeframe currently contemplated. Furthermore, we have incurred and will continue to incur costs relating to the pending acquisition, and many of these costs are payable by us whether or not the acquisition is completed.
The use of a substantial portion of our available cash to finance the pending acquisition of RealSense may have an adverse impact on our business and financial condition.
On September 22, 2026, we announced our entry into a definitive agreement to acquire RealSense for $500 million in an all-cash transaction, subject to customary adjustments. Late in the third quarter of 2026, we sold investments, primarily corporate bonds, generating approximately $330 million of cash intended to fund, together with cash on hand, the purchase price. We also expect to provide a three-year approximately $56.5 million cash retention program at target, and up to a maximum of $69 million, for RealSense employees, subject to performance modifiers, as well as to grant restricted stock units valued at approximately $50.0 million under our existing 2023 Stock Option and Incentive Plan dependent on the grant-date share price. The use of a substantial portion of our available cash to finance the pending acquisition of RealSense may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions.
Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenue or profitability and may otherwise adversely affect our business.
We have acquired, and may continue to acquire, new businesses and technologies. In 2023, we completed our acquisition of Moritex Corporation, a global provider of premium optical components based in Japan, for an enterprise value of approximately $270 million. In the third quarter of 2026, we announced our entry into a definitive agreement to acquire RealSense, a global provider of depth-sensing cameras and vision technology for robotic perception and physical artificial intelligence, for approximately $500 million. The Company expects this transaction to close during the fourth quarter of 2026. The Moritex acquisition, the pending RealSense acquisition, and acquisitions in general, may involve significant risks and uncertainties, which could include, among others:
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

•the inability to protect and secure acquired intellectual property or confidential information,
•difficulties or delays completing the development of acquired in-process technology,
•the failure to retain key customers,
•the impairment of acquired intangible assets resulting from lower-than-expected cash flows from the acquired assets,
•acquisition-related charges, which could adversely impact operating results and cash flows in any given period and could be substantially different from period to period,
•difficulties with implementing internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting, and
•difficulties with closing a transaction due to regulatory approvals, employment matters, required consents, litigation, pre-closing spinouts or other challenges, which could increase costs and prevent the acquisition from being completed within the expected timeframe, or from being completed at all.
Acquisitions are inherently risky and the inability to effectively manage these risks could have a material adverse effect on our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 4, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 06, 2026 - August 02, 2026	—	—	—	509,789,000
August 03, 2026 - August 30, 2026	—	—	—	509,789,000
August 31, 2026 - October 04, 2026	—	—	—	509,789,000
Total	—	$—	—	$509,789,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended October 4, 2026, none of the Company's directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date:	November 5, 2026	COGNEX CORPORATION

		By:	/s/ Matthew Moschner
Matthew Moschner
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Dennis Fehr
Dennis Fehr
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Laura MacDonald
Laura MacDonald
Vice President of Finance and Principal Accounting Officer
(Principal Accounting Officer)